Form 10-Q
period 1996-03-31
MOBILE MINI INC
filed 1996-05-15
CIK 911109

- ------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    Form 10-Q
     (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                       -----------------------------------

                         Commission File Number 1-12804
                       -----------------------------------

                                MOBILE MINI, INC.
        (Exact name of small business issuer as specific in its charter)

Delaware                                               860748362
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                              1834 West 3rd Street
                              Tempe, Arizona 85281
                    (Address of principal executive offices)

                                 (602) 894-6311
                           (Issuer's telephone number)

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
       ----                     ----

         As of May 1, 1996, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

- ------------------------------------------------------------------------------

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 1996


                    TABLE OF CONTENTS                                    PAGE
                                                                        NUMBER

                         PART I.
                 FINANCIAL INFORMATION

Item 1.        Financial Statements                                        3

               Consolidated Balance Sheets                                 3
                    March 31, 1996 (unaudited) and December 31, 1995

               Consolidated Statements of Operations                       4
                    Three Months ended March 31, 1996 and
                    March 31, 1995 (unaudited)

               Consolidated Statements of Cash Flows                       5
                    Three Months Ended March 31, 1996 and
                    March 31, 1995 (unaudited)

               Notes to Consolidated Financial Statements                  6

Item 2.        Management's  Discussion  and  Analysis  of
                    Financial  Condition  and Results of Operations        8


                         PART II.
                    OTHER INFORMATION

Item 6(a)      Exhibits                                                   10

Item 6(b)      Reports on Form 8-K                                        10

                                             SIGNATURES                   11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

         ASSETS                      March 31, 1996    December 31, 1995
                                      (Unaudited)
                                   ----------------------------------------
CURRENT ASSETS
  Cash                                $   720,104        $ 1,430,651
  Receivables, net                      3,449,247          4,312,725
  Inventories                           5,774,897          5,193,222
  Prepaid and other                       803,433            718,574
                                      -----------        -----------
     Total current assets              10,747,681         11,655,172

CONTAINER LEASE FLEET, net             26,967,078         26,954,936
PROPERTY, PLANT AND EQUIPMENT, net     15,832,690         15,472,164
OTHER ASSETS                            1,866,976            259,672
                                      -----------         ----------
                                      $55,414,425        $54,341,944
                                      ===========        ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                $ 2,437,008        $ 4,265,147
     Accrued liabilities               1,621,768          1,572,464
     Current portion of
       long-term debt                  1,021,348            737,181
     Current portion of obligations
       under capital leases            2,420,914          2,488,205
                                     -----------        -----------
        Total current liabilities      7,501,038          9,062,997

LINE OF CREDIT                        16,611,668          4,099,034
DEFERRED INCOME TAXES                  3,300,018          3,711,985
LONG-TERM DEBT, less current portion   6,272,837          8,363,333
OBLIGATIONS UNDER CAPITAL LEASES,
     less current portion
                                       6,114,308         12,944,653
                                      ----------        -----------
        Total liabilities             39,799,869         38,182,002
                                      ----------        -----------
STOCKHOLDERS' EQUITY:

     Series     A     Convertible
     Preferred  Stock,  $.01  par
     value,  $100  stated  value,
     5,000,000 shares authorized,
     0  and  50,000   issued  and
     outstanding                               -          5,000,000
     Common Stock,  $.01 par value,
     17,000,000 shares  authorized,
     6,739,324 and 4,835,000 shares
     issued and outstanding               67,393             48,350

     Additional paid-in capital       14,338,872          9,378,979

     Retained earnings                 1,208,291          1,732,613
                                      ----------         ----------
        Total stockholders' equity    15,614,556         16,159,942
                                      ----------         ----------
        Total liabilities and
          stockholders' equity       $55,414,425        $54,341,944
                                      ==========         ==========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
REVENUES:                                           1996              1995
                                                    ----              ----

Container and modular building sales             $4,915,832        $5,448,427
Leasing                                           3,171,300         2,521,324
Other                                               769,577           705,192
                                                  ---------         ---------
                                                  8,856,709         8,674,943

COSTS AND EXPENSES:

Cost of container and modular building sales      3,925,438         4,346,985
Leasing, selling, general expenses                3,874,363         3,465,758
Depreciation and amortization                       368,279           238,500
                                                  ---------         ---------
        Income from operations                      688,629           623,700

OTHER INCOME (EXPENSE):

Interest income and other                            56,206           115,141
Interest expense                                   (948,349)         (649,693)
                                                  ----------         ---------
INCOME (LOSS) BEFORE PROVISION FOR                 (203,514)           89,448
INCOME (BENEFIT) TAXES AND
EXTRAORDINARY ITEM

PROVISION (BENEFIT) FOR INCOME TAXES                (89,546)           39,357
                                                  ---------          ---------
NET INCOME BEFORE EXTRAORDINARY ITEM               (113,968)           50,091
EXTRAORDINARY ITEM                                 (410,354)               -
                                                  ---------          ---------
NET INCOME (LOSS)                                $ (524,322)         $ 50,091
                                                  ==========         =========

LOSS PER COMMON AND COMMON EQUIVALENT
SHARE BEFORE EXTRAORDINARY ITEM (NOTE D)            $  (.02)              N/A
                                                  =========          =========


EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                             $  (.08)             $ .01
                                                  =========          =========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                       6,732,358          4,835,000
                                                  =========          =========


          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                 1996              1995
                                                      ----              ----
Net income (loss)                                 $ (524,322)         $ 50,091
Adjustments  to  reconcile  net  income
     (loss) to net cash used in operating activities-
Depreciation and amortization                        368,279           238,500
Gain on disposal of property, plant
     and equipment                                    (4,000)           -
Changes in assets and liabilities-
Decrease (increase) in receivables, net              863,478          (145,842)

Increase in inventories                             (581,675)       (2,535,609)
Increase in prepaids and other                       (84,859)         (151,922)
Increase in other assets                          (1,607,304)           (7,533)
(Decrease) increase in accounts payable           (1,828,139)        1,281,999
Increase in accrued liabilities                       49,304           258,874
(Decrease) increase in deferred income taxes        (411,967)           39,357
                                                    --------        ----------
     Net cash used in operating activities        (3,761,205)         (972,085)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of container lease fleet               (78,861)         (491,825)
Net purchases of property, plant, and equipment     (425,433)       (1,563,374)
                                                    --------        -----------
     Net cash used in investing activities          (504,294)       (2,055,199)
                                                   ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit              12,512,634           911,384
Proceeds from issuance of long-term debt           6,635,069         3,563,051
Principal payments on long-term debt              (8,441,398)         (531,973)
Principal payments on capital lease obligations   (7,130,289)         (455,898)
Additional paid in capital                           (21,064)            -
                                                   --------          ----------
      Net cash provided by financing activities    3,554,952         3,486,564
                                                   ---------         ----------

NET INCREASE (DECREASE) IN CASH                     (710,547)          459,280
CASH AT BEGINNING OF PERIOD                        1,430,651           846,645
                                                  ---------          ----------
CASH AT END OF PERIOD                            $   720,104       $ 1,305,925
                                                  ==========        ===========


          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

NOTE B - Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common share equivalents assumed outstanding during the periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

NOTE C - In December 1995, the Company completed the private placement of 50,000 shares of Series A Convertible Preferred Stock ("Series A"), $.01 par value, $100 stated value. Subject to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996.

NOTE D - On March 29, 1996, the Company entered into a credit agreement (the "Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders have provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.

In connection with the closing of the Credit Agreement, the Company terminated its line of credit with M&I Thunderbird Bank, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt totaling $8.4 million and obligations under capital leases totaling $6.7 million. As a result, costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings of approximately $410,000 after the benefit of income taxes.

NOTE E - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                March 31, 1996           December 31, 1995
                                --------------           -----------------

Raw material and supplies         $3,112,174                 $2,858,181
Work-in-process                    1,260,526                    883,814
Finished containers                1,402,197                  1,451,227
                                  ----------                 ----------
                                  $5,774,897                 $5,193,222
                                  ==========                 ==========

NOTE F - Property, plant and equipment consisted of the following at:

                                March 31, 1996           December 31, 1995
                                --------------           -----------------

Land                              $ 663,555                  $ 328,555
Vehicles and equipment            9,702,576                  9,469,092
Buildings and improvements        6,376,900                  6,363,154
Office fixtures and equipment     1,792,778                  1,714,312
                                  ---------                 ----------
                                 18,535,809                 17,875,113
Less accumulated depreciation   ( 2,703,119)               ( 2,402,949)
                                  ---------                 ----------
                                $15,832,690                $15,472,164
                                 ==========                 ==========

NOTE G - On March 29, 1996, the Company purchased property adjacent to its Maricopa facility from Mr. Richard E. Bunger, the Company's President, for a purchase price of $335,000, which management believes reflects the fair market value of the property. Prior to the purchase date, this property was leased from Mr. Bunger.

Transactions with affiliates are on terms no less favorable than could be obtained from unaffiliated parties and are approved by a majority of the independent and disinterested directors.

NOTE H - Revenues for the three months ended March 31, 1995 include the sale of certain storage containers under sale/leaseback arrangements. Gains from these transactions have been deferred and are being amortized over the life of the related asset.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  Three Months Ended March 31, 1996 Compared to
                        Three Months Ended March 31, 1995

         Revenues for the quarter ended March 31, 1996 were $8,857,000 which represents a 2.1% increase over revenues of $8,675,000 for the quarter ended March 31, 1995. Revenues from both the sales of the Company's products and leasing of portable storage and office units were higher, posting increases of 21.5% and 25.8% respectively, exclusive of container sales revenues recorded under sale/leaseback transactions. In 1995, the Company's sales revenues included approximately $1,401,000 in revenues recorded under sale/leaseback financing agreements related principally to storage containers and portable office units added to the Company's lease fleet. These revenues were offset by equivalent expenses and did not produce gross margin. During the current year, the Company did not enter into sale/leaseback transactions.

         The  Company's  business  is  seasonal,   with  revenues  and  earnings
generally lowest during its first quarter.

         Excluding the effect of sale/leaseback financings, cost of container and modular building sales as a percentage of container and modular building sales for the quarter ended March 31, 1996 was 79.9% compared to 72.8% for the same quarter in 1995. This increase is primarily attributed to the mix of products sold and an increase in the costs of certain raw materials.

         Excluding the effect of sale/leaseback financing, leasing, selling and general expenses were 43.7% of total revenue in the quarter ended March 31, 1996 compared to 47.6% in the quarter ended March 31, 1995. The decrease primarily results from the efficiencies obtained by the Company's Texas operation, which was in its start-up phase during the 1995 quarter.

         Interest expense was 10.7% of revenues during the first quarter of 1996 compared to 7.5% of revenues during the quarter ended March 31, 1995. This increase was due largely to the costs related to financing the majority of the increase in the Company's equipment and container lease fleet.

         Depreciation and amortization increased from 2.7% of revenues for the quarter ended March 31, 1995 to 4.2% for the quarter ended March 31, 1996. This increase is related primarily to the increase in size of the Company's manufacturing facility, the increase in the Company's lease fleet and additional equipment at the Company's new and existing locations.

         The Company posted a net loss before extraordinary item of $114,000, or $.02 per share, for the quarter ended March 31, 1996, compared to net income of $50,000, or $.01 per share, for the quarter ended March 31, 1995.

         In the quarter ended March 31, 1996, the Company prepaid certain debt and capital leases in connection with entering into a credit agreement (see Liquidity and Capital Resources). The Company recognized an extraordinary charge to earnings of $410,000, or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt. The Company also incurred costs of $1,803,000 to complete the credit agreement, which have been deferred and are amortized over the term of the Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has required increasing amounts of financing to support the growth of its business during the last several years. This financing has been required primarily to fund the acquisition of containers for the Company's lease fleet and also to fund the acquisition of property, plant and equipment and to support both the Company's container leasing and manufacturing operations. The financing consisted primarily of capital leases or secured borrowings, through equity offerings and through other borrowings.

         In order to improve its cash flow, increase its borrowing availability and fund its continued growth, on March 29, 1996, the Company entered into a credit agreement (the "Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.

         Borrowings under the term loan are to be repaid over a five-year period. Interest on the term loan is at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):

         Months 1 through 12                $62,500
         Months 13 through 24                83,333
         Months 25 through 60               118,056

Additional principal payments equal to 75% of Excess Cash Flow, as defined, are required annually.

         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing. The term of this line of credit is three years, with a one-year extension option.

         The Credit Agreement contains several covenants including a minimum tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt-to-equity, minimum operating income levels and minimum required utilization rates. In addition, the Credit Agreement contains limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt and the payment of dividends.

         As of March 31, 1996, $2.0 million of additional borrowing was available under the revolving line of credit.

         In connection with the closing of the Credit Agreement, the Company terminated its line of credit with M&I Thunderbird Bank, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt totaling $8.4 million and obligations under capital leases totaling $6.7 million.

         During the quarter ended March 31, 1996 the Company utilized cash flow from operations of $3,761,000. This net use of cash was attributable primarily to a reduction in accounts payable and an increase in other assets associated with deferred financing costs incurred in connection with the closing of the Credit Agreement. This was partially offset by a reduction in receivables.

         During the quarter ended March 31, 1996, the Company invested $504,000 in equipment and the container lease fleet. This amount is net of the $233,000 in related financing.

         Cash flow from financing activities totaled $3,555,000 during the three months ended March 31, 1996. This was the result of restructuring the Company's long-term debt and obligations under capital leases under the Credit Agreement described above, partially offset by the principal payments on indebtedness during the quarter.

         The Company believes that cash flow generated from operations along with the borrowing capacity under the Credit Agreement will be sufficient to meet its obligations and capital needs for the next twelve months. However, there can be no assurance that additional financing will not be required, and, if required, will be available on terms acceptable to the Company.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Number                                                       Description

27                                                      Selected Financial Data


(b)               Reports on Form 8-K

March 18, 1996             Item 5 - Other Events; Item 7 - Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBILE MINI, INC.
                                          (Registrant)



Dated:  May 13, 1996                      By:  /s/ Larry Trachtenberg
                                             ------------------------
                                               Larry Trachtenberg
                                               Chief Financial Officer