Form 10-Q
period 1996-06-30
MOBILE MINI INC
filed 1996-08-14
CIK 911109

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    Form 10-Q
     (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Yes   X           No
   --------         --------

         As of August 13, 1996, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                         TABLE OF CONTENTS                                         PAGE
                                                                                                  NUMBER

                                              PART I.
                                       FINANCIAL INFORMATION

Item 1.        Financial Statements                                                                  3

               Consolidated Balance Sheets                                                           3
                    June 30, 1996 (unaudited) and December 31, 1995

               Consolidated Statements of Operations                                                 4
                    Three  Months  and Six Months  ended  June 30,  1996 and June 30,
                    1995 (unaudited)

               Consolidated Statements of Cash Flows                                                 5
                    Six Months Ended June 30, 1996 and June 30, 1995 (unaudited)

               Notes to Consolidated Financial Statements                                            6

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition  and                8
                    Results of Operations

                                              PART II.
                                         OTHER INFORMATION

Item 6(a)      Exhibits                                                                             11

Item 6(b)      Reports on Form 8-K                                                                  11

                                             SIGNATURES                                             12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 1996        December 31, 1995
                                                                     (Unaudited)
                                                             ------------------------------------------------
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $   683,903             $ 1,430,651
     Receivables, net                                                 3,978,349               4,312,725
     Inventories                                                      6,516,131               5,193,222
     Prepaid and other                                                  813,700                 718,574
                                                                    -----------             -----------
                Total current assets                                 11,992,083              11,655,172

CONTAINER LEASE FLEET, net                                           26,748,904              26,954,936
PROPERTY, PLANT AND EQUIPMENT, net                                   16,387,519              15,472,164
OTHER ASSETS, net                                                     1,872,380                 259,672
                                                                    -----------             -----------
                                                                    $57,000,886             $54,341,944
                                                                    ===========             ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $ 2,138,367             $ 4,265,147
     Accrued liabilities                                              1,815,609               1,572,464
     Current portion of long-term debt                                1,085,841                 737,181
     Current portion of obligations under capital leases              2,361,384               2,488,205
                                                                    -----------             -----------
                Total current liabilities                             7,401,201               9,062,997

LINE OF CREDIT                                                       18,379,313               4,099,034
LONG-TERM DEBT, less current portion                                  5,958,645               8,363,333
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                5,802,657              12,944,653
DEFERRED INCOME TAXES                                                 3,521,799               3,711,985
                                                                    -----------             -----------
                Total liabilities                                    41,063,615              38,182,002
                                                                    -----------             -----------

STOCKHOLDERS' EQUITY:

     Series A Convertible  Preferred Stock, $.01 par
     value, $100 stated value, 5,000,000 shares
     authorized, 0 and 50,000 issued and outstanding
     at June 30, 1996 and December 31, 1995, respectively                   --                5,000,000
     Common Stock, $.01 par value, 17,000,000 shares
     authorized, 6,739,324 and 4,835,000 shares issued
     and outstanding at June 30, 1996 and December 31,
     1995, respectively                                                  67,393                  48,350
     Additional paid-in capital                                      14,338,873               9,378,979
     Retained earnings                                                1,531,005               1,732,613
                                                                    -----------             -----------
                Total stockholders' equity                           15,937,271              16,159,942
                                                                    -----------             -----------
                Total liabilities and stockholders' equity          $57,000,886             $54,341,944
                                                                    ===========             ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six Months Ended June 30      Three Months Ended June 30
                                                       ------------------------      --------------------------

                                                         1996           1995             1996           1995
                                                         ----           ----             ----           ----
REVENUES:
Container and modular building sales                $ 10,661,443    $ 11,761,348    $  5,745,611    $  6,312,921
Leasing                                                6,342,676       5,479,847       3,171,376       2,958,523
Other                                                  2,113,650       1,823,550       1,344,073       1,118,358
                                                    ------------    ------------    ------------    ------------
                                                      19,117,769      19,064,745      10,261,060      10,389,802

COSTS AND EXPENSES:
Cost of container and modular building sales           9,045,348       9,234,318       5,119,910       4,887,333
Leasing, selling and general expenses                  7,088,898       7,606,899       3,214,535       4,141,141
Depreciation and amortization                            748,415         550,276         380,136         311,776
                                                    ------------    ------------    ------------    ------------
                Income from operations                 2,235,108       1,673,252       1,546,479       1,049,552

OTHER INCOME (EXPENSE):

Interest income and other                                 87,061         122,404          30,855           6,963
Interest expense                                      (1,949,408)     (1,372,438)     (1,001,059)       (722,745)
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR                              372,761         423,218         576,275         333,770
INCOME TAXES AND
EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                               164,015         186,216         253,561         146,859
                                                    ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY
ITEM                                                     208,746         237,002         322,714         186,911
EXTRAORDINARY ITEM                                      (410,354)              -               -               -
                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                   $   (201,608)   $    237,002    $    322,714    $    186,911

EARNINGS PER COMMON STOCK AND COMMON STOCK
EQUIVALENT:

INCOME BEFORE EXTRAORDINARY
ITEM                                                $       0.03    $       0.05    $       0.05    $       0.04

EXTRAORDINARY ITEM                                         (0.06)              -               -               -
                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                   $      (0.03)   $       0.05    $       0.05    $       0.04
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                     6,735,841       4,835,000       6,739,324       4,835,000
                                                    ============    ============    ============    ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   1996           1995
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Income before extraordinary item                              $    208,746    $    237,002
Adjustments to reconcile income to net cash used in
operating activities:
Extraordinary loss on early debt extinguishment                   (410,354)              -
Amortization of deferred costs on credit agreement                 151,407               -
Depreciation and amortization                                      748,415         550,276
Gain on disposal of property, plant and equipment                   (2,164)              -
Changes in assets and liabilities:
Decrease (increase) in receivables, net                            334,376        (275,574)
Increase in inventories                                         (1,322,909)     (2,933,127)
Increase in prepaids and other                                     (95,126)        (85,485)
(Decrease) increase in other assets                                195,434         (58,908)
(Decrease) increase in accounts payable                         (2,126,774)      1,439,478
(Decrease) increase in accrued liabilities                         243,145        (580,111)
(Decrease) increase in deferred income taxes                      (190,186)        186,216
                                                              ------------    ------------
                      Net cash used in operating activities     (2,265,990)     (1,520,233)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net sales (purchases) of container lease fleet                      73,900      (1,868,505)
Net purchases of property, plant, and equipment                 (1,288,384)     (2,243,359)
                                                              ------------    ------------
                      Net cash used in investing activities     (1,214,484)     (4,111,864)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under lines of credit                            14,280,279       2,083,006
Proceeds from issuance of long-term debt                         6,635,069       5,060,242
Deferred costs on credit agreement                              (1,959,549)              -
Principal payments on early debt extinguishment
related to refinancing under the credit agreement              (14,090,102)              -
Principal payments on long-term debt                              (799,445)     (1,238,681)
Principal payments on capital lease obligations                 (1,311,457)     (1,038,770)
Preferred stock offering costs                                     (21,069)              -
                                                              ------------    ------------
                  Net cash provided by financing activities      2,733,726       4,865,797
                                                              ------------    ------------

NET DECREASE IN CASH                                              (746,748)       (766,300)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                        1,430,651         846,645
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                        $    683,903    $     80,345
                                                              ============    ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

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

In connection with the closing of the Credit Agreement, the Company terminated its line of credit with its former lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings of approximately $410,000 after the benefit of income taxes.

NOTE E - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                              June 30, 1996  December 31, 1995
                                              -------------  -----------------

Raw material and supplies                       $3,640,996       $2,858,181
Work-in-process                                  1,203,804          883,814
Finished containers                              1,671,331        1,451,227
                                                ----------       ----------
                                                $6,516,131       $5,193,222
                                                ==========       ==========

NOTE F - Property, plant and equipment consisted of the following at:

                                               June 30, 1996   December 31, 1995
                                               -------------   -----------------

Land                                            $    663,555     $    328,555
Vehicles and equipment                            10,331,584        9,469,092
Buildings and improvements                         6,500,446        6,363,154
Office fixtures and equipment                      1,906,504        1,714,312
                                                ------------     ------------
                                                  19,402,089       17,875,113
Less accumulated depreciation                     (3,014,570)      (2,402,949)
                                                ------------     ------------
                                                $ 16,387,519     $ 15,472,164
                                                ============     ============

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

NOTE H - Revenues for the six months ended June 30, 1995 include the sale of certain storage containers under sale/leaseback arrangements. Gains from these transactions have been deferred and are being amortized over the life of the related asset.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

                  Three Months Ended June 30, 1996 Compared to
                        Three Months Ended June 30, 1995

         Revenues for the quarter ended June 30, 1996 were $10,261,000 which represents a 1.2% decrease from revenues of $10,390,000 for the quarter ended June 30, 1995. Revenues from both the sales of the Company's products and leasing of portable storage and office units were higher, posting increases of 11.2% and 7.2% respectively, exclusive of container sales revenue recorded under sale/leaseback transactions. In 1995, the Company's sales revenues included approximately $1,145,000 in revenue recorded under sale/leaseback transactions related principally to storage containers and portable office units. These revenues were offset by equivalent cost of container sales and did not produce gross margin. During the current year, the Company did not enter into any sale/leaseback transactions.

         Excluding the effect of sale/leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales for the quarter ended June 30, 1996 was 89.1% compared to 72.4% for the same quarter in 1995. This increase is attributable to the mix of products sold, a shortage in supply of used ISO containers which caused an increase in the cost of these containers and led the Company to increase its sales of lower margin manufactured new containers, and a refinement in the Company's method of allocating certain indirect manufacturing costs.

         Excluding the effect of sale/leaseback transactions, leasing, selling and general expenses were 31.3% of total revenue in the quarter ended June 30, 1996 compared to 44.8% in the quarter ended June 30, 1995. The decrease primarily results from continued efficiencies obtained by the Company's Texas operations, which were in their start-up phase during 1995 in addition to the refinement in the Company's method of allocating certain indirect manufacturing costs.

         Interest expense totalled 9.8% of revenues during the second quarter of 1996 compared to 7.0% of revenues during the quarter ended June 30, 1995. This increase was due largely to the costs related to financing a substantial increase in the Company's equipment and container lease fleet, increasing the Company's average debt level by 60%. This increase was partially offset by a decrease of nearly 2% in the Company's borrowing rate resulting from lower interest rates under the Company's new credit facility.

         Depreciation and amortization increased from 3.0% of revenues for the quarter ended June 30, 1995 to 3.7% for the quarter ended June 30, 1996. This increase is related primarily to the increase in size of the Company's manufacturing facility, the increase in the Company's lease fleet and additional equipment at the Company's locations.

         The Company posted a 72.7% increase in net income to $323,000, or $.05 per share, for the quarter ended June 30, 1996, compared to net income of $187,000, or $.04 per share, for the quarter ended June 30, 1995. The weighted average common shares outstanding increased by 39% during the quarter ended June 30, 1996, as compared to the prior year.

                   Six Months Ended June 30, 1996 Compared to
                         Six Months Ended June 30, 1995

         Revenues for the six months ended June 30, 1996 were $19,118,000 which represents a 0.3% increase over revenues of $19,065,000 for the six months ended June 30, 1995. Revenues from both the sales of the Company's products and leasing of portable storage and office units were higher, both increasing 15.7%, exclusive of container sale revenue recorded under sale/leaseback transactions. In 1995, the Company's sales revenues included approximately $2,546,000 in revenue recorded under sale/leaseback transactions related principally to storage containers and portable office units. These revenues were offset by equivalent cost of container sales and did not produce gross margin. During the current year, the Company did not enter into any sale/leaseback transactions.

         Excluding the effect of sale/leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales for the six months ended June 30, 1996 was 84.8% compared to 72.6% for the same period in 1995. This increase is attributable to the mix of products sold, a shortage in supply of used ISO containers which caused an increase in the cost of these containers and led the Company to increase its sales of lower margin manufactured new containers, and a refinement in the Company's method of allocating certain indirect manufacturing costs.

         Excluding the effect of sale/leaseback transactions, leasing, selling and general expenses were 37.1% of total revenue for the six months ended June 30, 1996 compared to 46.1% for the six months ended June 30, 1995. The decrease primarily results from the continued efficiencies obtained by the Company's Texas operations, which were in their start-up phase during 1995, in addition to the refinement in the Company's method of allocating certain indirect manufacturing costs.

         Interest expense totalled 10.2% of revenues during the six months ended June 30, 1996 compared to 7.2% of revenues during the same period ended June 30, 1995. This increase was due largely to the costs related to financing a substantial increase in the Company's equipment and container lease fleet, increasing the Company's average debt level by 58%. This increase was partially offset by a decrease of nearly 2% in the Company's borrowing rate resulting from lower interest rates under the Company's new credit facility.

         Depreciation and amortization increased to 3.9% of revenues for the six months ended June 30, 1996 from 2.9% for the six months ended June 30, 1995. This increase is related primarily to the increase in size of the Company's manufacturing facility, the increase in the Company's lease fleet and additional equipment at the Company's locations.

         The Company posted income before extraordinary item of $209,000, or $.03 per share, for the six months ended June 30, 1996, compared to net income of $237,000, or $.05 per share, for the six months ended June 30, 1995. The weighted average common shares outstanding increased by 39% during the six months ended June 30, 1996 as compared to the prior year.

         In the first quarter of 1996, the Company prepaid certain debt and capital leases in connection with entering into a credit agreement (see Liquidity and Capital Resources). The Company recognized an extraordinary charge to earnings of $410,000, or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt. The Company also incurred costs of $1,960,000 to complete the credit agreement, which have been deferred and are amortized over the term of the credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has required increasing amounts of financing to support the growth of its business during the last several years. This financing has been required primarily to fund the acquisition of containers for the Company's lease fleet and also to fund the acquisition of property, plant and equipment and to support both the Company's container leasing and manufacturing operations. The financing consisted primarily of capital leases or secured borrowings, equity offerings and other borrowings.

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

         Borrowings under the term loan are to be repaid over a five-year period. Interest on the term loan is at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):

         Months 1 through 12                $62,500
         Months 13 through 24                83,333
         Months 25 through 60               118,056

Additional principal payments equal to 75% of Excess Cash Flow, as defined, are required annually.

         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing. The term of this line of credit is three years, with a one-year extension option. As of June 30, 1996, $1.8 million of additional borrowing was available under the revolving line of credit, in addition to the $18.4 million outstanding as of June 30, 1996. As of July 31, 1996 the additional borrowing availability remained the same at approximately $1.8 million.

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

         In connection with the closing of the Credit Agreement in March 1996, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million.

         During the six months ended June 30, 1996, the Company utilized cash flow from operations of $2,260,000. This net use of cash was attributable primarily to a reduction in accounts payable and an increases in inventories. This was partially offset by a decrease in receivables.

         During the six months ended June 30, 1996, the Company invested $1,214,000 in equipment and the container lease fleet. This amount is net of the $676,000 in related sales and financing.

         Cash flow from financing activities totaled $2,734,000 during the six months ended June 30, 1996. This was the result of restructuring the Company's long-term debt and obligations under capital leases under the Credit Agreement described above, partially offset by the principal payments on indebtedness and an increase in other assets associated with deferred financing costs incurred in connection with the closing of the Credit Agreement.

         The Company believes that cash flow generated from operations along with the borrowing capacity under the Credit Agreement will be sufficient to meet its obligations and capital needs for the next twelve months. However, there can be no assurance that additional financing will not be required, and, if required, will be available on terms acceptable to the Company.

The statement regarding the Company's ability to meet its obligations and capital needs for the next twelve months is a forward looking statement. Unanticipated events, however, including a decrease in cash flow generated from operations or a material increase in the borrowing rates under the Credit Agreement, could cause actual results to differ materially from anticipated results.

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

none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MOBILE MINI, INC.
                                                    (Registrant)



Dated:  August 13, 1996                              By:  /s/ Larry Trachtenberg
                                                        ------------------------
                                                         Larry Trachtenberg
                                                         Chief Financial Officer