Form 10-Q
period 1996-09-30
MOBILE MINI INC
filed 1996-11-14
CIK 911109

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

                For the quarterly period ended September 30, 1996

 | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       -----------------------------------
                         Commission File Number 1-12804
                       -----------------------------------

                                MOBILE MINI, INC.
              (Exact name of registrant as specific in its charter)

Delaware                                                               860748362
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                              1834 West 3rd Street
                              Tempe, Arizona 85281
                    (Address of principal executive offices)

                                 (602) 894-6311
                         (Registrant's telephone number)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------        -------

         As of November 12, 1996, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                         TABLE OF CONTENTS                                         PAGE
                                                                                                  NUMBER

                                              PART I.
                                       FINANCIAL INFORMATION
Item 1.        Financial Statements                                                                  3

               Consolidated Balance Sheets                                                           3
                    September 30, 1996 (unaudited) and December 31, 1995

               Consolidated Statements of Operations                                                 4
                    Three  Months  and  Nine  Months  ended  September  30,  1996 and
                    September 30, 1995 (unaudited)

               Consolidated Statements of Cash Flows                                                 5
                    Nine  Months  Ended  September  30, 1996 and  September  30, 1995
                    (unaudited)

               Notes to Consolidated Financial Statements                                            6

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition  and                8
                    Results of Operations

                                              PART II.
                                         OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders                                  12

Item 6(a)      Exhibits                                                                             12

Item 6(b)      Reports on Form 8-K                                                                  12

                                             SIGNATURES                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                          ASSETS                                                    September 30, 1996  December 31, 1995
                                                                                       (Unaudited)
                                                                                    -------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                          $   947,022        $ 1,430,651
     Receivables, net                                                                     4,044,061          4,312,725
     Inventories                                                                          6,193,173          5,193,222
     Prepaid and other                                                                    1,031,068            718,574
                                                                                        -----------        -----------
                Total current assets                                                     12,215,324         11,655,172

CONTAINER LEASE FLEET, net                                                               29,422,367         26,954,936
PROPERTY, PLANT AND EQUIPMENT, net                                                       17,081,456         15,472,164
OTHER ASSETS, net                                                                         1,737,990            259,672
                                                                                        -----------        -----------
                Total assets                                                            $60,457,137        $54,341,944
                                                                                        ===========        ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                   $ 2,496,994        $ 4,265,147
     Accrued liabilities                                                                  1,592,569          1,572,464
     Current portion of long-term debt                                                    1,139,881            737,181
     Current portion of obligations under capital leases                                  2,103,511          2,488,205
                                                                                        -----------        -----------
                Total current liabilities                                                 7,332,955          9,062,997

LINE OF CREDIT                                                                           21,849,450          4,099,034
LONG-TERM DEBT, less current portion                                                      5,647,835          8,363,333
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                    5,477,226         12,944,653
DEFERRED INCOME TAXES                                                                     3,823,303          3,711,985
                                                                                        -----------        -----------
                Total liabilities                                                        44,130,769         38,182,002
                                                                                        -----------        -----------

STOCKHOLDERS' EQUITY:

     Series A Convertible  Preferred Stock,  $.01 par value,  $100 stated value,
     5,000,000 shares authorized, 0 and 50,000 issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively                                    --            5,000,000
     Common Stock, $.01 par value, 17,000,000 shares authorized, 6,739,324 and
     4,835,000 shares issued and outstanding at September 30, 1996 and December
     31, 1995, respectively                                                                  67,393             48,350
     Additional paid-in capital                                                          14,338,873          9,378,979
     Retained earnings                                                                    1,920,102          1,732,613
                                                                                        -----------        -----------
                Total stockholders' equity                                               16,326,368         16,159,942
                                                                                        -----------        -----------
                Total liabilities and stockholders' equity                              $60,457,137        $54,341,944
                                                                                        ===========        ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended September 30,         Three Months Ended September 30,
                                                         ---------------------------------       ---------------------------------

                                                             1996                 1995               1996                 1995
                                                         ------------         ------------       ------------         ------------
REVENUES:
Container and modular building sales                     $ 17,037,687         $ 19,316,103       $  6,376,244         $  7,554,755
Leasing                                                     9,775,390            8,739,036          3,432,714            3,259,189
Other                                                       3,461,849            2,526,076          1,348,199              702,526
                                                         ------------         ------------       ------------         ------------
                                                           30,274,926           30,581,215         11,157,157           11,516,470

COSTS AND EXPENSES:
Cost of container and modular building sales               14,425,775           15,183,891          5,380,427            5,949,573
Leasing, selling and general expenses                      10,768,774           11,548,852          3,679,876            3,941,953
Depreciation and amortization                               1,200,063              909,006            451,648              358,730
                                                         ------------         ------------       ------------         ------------
                           Income from operations           3,880,314            2,939,466          1,645,206            1,266,214

OTHER INCOME (EXPENSE):

Interest income and other                                     110,438              195,884             23,377               73,480
Interest expense                                           (2,923,176)          (2,218,626)          (973,768)            (846,188)
                                                         ------------         ------------       ------------         ------------

INCOME BEFORE PROVISION FOR
INCOME TAXES AND
EXTRAORDINARY ITEM                                          1,067,576              916,724            694,815              493,506

PROVISION FOR INCOME TAXES                                    469,733              403,359            305,719              217,144
                                                         ------------         ------------       ------------         ------------
INCOME BEFORE EXTRAORDINARY ITEM                              597,843              513,365            389,096              276,362
EXTRAORDINARY ITEM                                           (410,354)                --                 --                   --
                                                         ------------         ------------       ------------         ------------
NET INCOME                                               $    187,489         $    513,365       $    389,096         $    276,362
                                                         ============         ============       ============         ============

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
STOCK EQUIVALENT:

INCOME BEFORE EXTRAORDINARY ITEM
                                                         $       0.09         $       0.11       $       0.06         $       0.06

EXTRAORDINARY ITEM                                              (0.06)                --                 --                   --
                                                         ------------         ------------       ------------         ------------


NET INCOME                                               $       0.03         $       0.11       $       0.06         $       0.06
                                                         ============         ============       ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                               6,737,010            4,835,000          6,739,324            4,835,000
                                                         ============         ============       ============         ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                   ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                  1996                 1995
                                                                   ------------         ------------
Income before extraordinary item                                   $    597,843         $    513,365
Adjustments  to  reconcile  income to net cash  provided by
(used in) operating activities:
Extraordinary loss on early debt extinguishment                        (410,354)                --
Amortization of deferred costs on credit agreement                      304,585                 --
Depreciation and amortization                                         1,200,063              909,006
Gain on disposal of property, plant and equipment                        (7,762)                --
Changes in assets and liabilities:
Decrease (increase) in receivables, net                                 268,664             (307,566)
Increase in inventories                                                (999,951)          (2,851,141)
Increase in prepaids and other                                         (312,494)             (89,131)
(Decrease) increase in other assets                                     204,564              (44,122)
(Decrease) increase in accounts payable                              (1,768,146)           2,133,908
(Decrease) increase in accrued liabilities                               20,105             (238,386)
(Decrease) increase in deferred income taxes                            111,318              403,359
                                                                   ------------         ------------
        Net cash (used in) provided by operating activities            (791,565)             429,292
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net sales (purchases) of container lease fleet                       (2,716,086)          (2,343,212)
Net purchases of property, plant, and equipment                      (2,311,848)          (3,386,021)
                                                                   ------------         ------------
                      Net cash used in investing activities          (5,027,934)          (5,729,233)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under lines of credit                                 17,750,416            1,273,774
Proceeds from issuance of long-term debt                              6,635,069            6,945,006
Deferred costs on credit agreement                                   (1,987,467)                --
Principal payments on early debt extinguishment
   related to refinancing under the credit agreement                (14,090,101)                --
Principal payments on long-term debt                                 (1,056,216)          (2,003,013)
Principal payments on capital lease obligations                      (1,894,761)          (1,600,990)
Preferred stock offering costs                                          (21,070)                --
                                                                   ------------         ------------
                  Net cash provided by financing activities           5,335,870            4,614,777
                                                                   ------------         ------------

NET DECREASE IN CASH                                                   (483,629)            (685,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                      1,430,651              846,645
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                   $    947,022         $    161,481
                                                                   ============         ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

NOTE B - Earnings per share is computed by dividing net income by the weighted average number of common share equivalents assumed outstanding during the periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

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

NOTE E - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                 September 30, 1996          December 31, 1995
                                 ------------------          -----------------

Raw material and supplies            $2,371,846                  $2,858,181
Work-in-process                       1,881,647                     883,814
Finished containers                   1,939,680                   1,451,227
                                     ----------                  ----------
                                     $6,193,173                  $5,193,222
                                     ==========                  ==========

NOTE F - Property, plant and equipment consisted of the following at:

                                     September 30, 1996        December 31, 1995
                                     ------------------        -----------------

Land                                    $   663,555               $   328,555
Vehicles and equipment                   11,109,020                 9,469,092
Buildings and improvements                6,559,375                 6,363,154
Office fixtures and equipment             2,080,044                 1,714,312
                                        -----------               -----------
                                         20,411,994                17,875,113
Less accumulated depreciation            (3,330,538)               (2,402,949)
                                        -----------               -----------
                                        $17,081,456               $15,472,164
                                        ===========               ===========

NOTE G - On March 29, 1996, the Company purchased property adjacent to its Maricopa facility from Mr. Richard E. Bunger, the Company's President, for a purchase price of $335,000, which management believes reflected the fair market value of the property. Prior to the purchase date, this property was leased from Mr. Bunger.

Transactions with affiliates are on terms no less favorable than could be obtained from unaffiliated parties and are approved by a majority of the independent and disinterested directors.

NOTE H - Revenues for the nine months and the three months ended September 30, 1995 include the sale of certain storage containers under sale/leaseback arrangements. Gains from these transactions have been deferred and are being amortized over the life of the related asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

                Three Months Ended September 30, 1996 Compared to
                      Three Months Ended September 30, 1995

         Revenues for the quarter ended September 30, 1996 were $11,157,000, which represents a 3.1% decrease from revenues of $11,516,000 for the quarter ended September 30, 1995. The Company believes longer term growth will be achieved through its leasing operations and more emphasis was focused on expanding this area in the third quarter. Revenues from sales of the Company's products decreased by 1.2%, exclusive of container sales revenues recorded under sale/leaseback transactions, while revenues from leasing of portable storage and office units increased by 5.3%. In 1995, revenues included approximately $1,099,000 recorded under sale/leaseback transactions related principally to storage containers and portable office units. These revenues were offset by equivalent cost of container sales and did not produce gross margin. During the current year, the Company did not enter into any sale/leaseback transactions.

         Excluding the effect of sale/leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales for the quarter ended September 30, 1996 was 84.4% compared to 78.8% for the same quarter in 1995. This increase is attributable to the mix of products sold and a continuing shortage in supply of used ISO containers which has resulted in higher acquisition costs to the Company, in addition to increasing its sales of manufactured new containers which typically result in lower margins to the Company.

         Excluding the effect of sale/leaseback transactions, leasing, selling and general expenses were 33.0% of revenues in the quarter ended September 30,1996 compared to 37.8% in the quarter ended September 30, 1995. The decrease results primarily from continued efficiencies obtained by the Company's Texas operations, in addition to the Company beginning to pass certain expenses on to customers.

         Interest expense totaled 8.7% of revenues during the third quarter of 1996 compared to 7.3% of revenues during the quarter ended September 30, 1995. This increase was due largely to the costs related to financing the substantial increase in the Company's equipment and container lease fleet which increased the Company's average debt outstanding during the period by 38%, in addition to the amortization of debt issuance costs in connection with the Credit Agreement. This increase was partially offset by a decrease of over 2% in the Company's weighted average borrowing rate resulting from lower interest rates under the Company's new credit facility.

         Depreciation and amortization increased from 3.1% of revenues for the quarter ended September 30, 1995 to 4.0% for the quarter ended September 30, 1996. This increase is related primarily to the increase in the Company's lease fleet, the acquisition of additional equipment at the Company's locations and the previous expansion of the Company's manufacturing facility.

         The Company posted a 40.9% increase in net income to $389,000, or $.06 per share, for the quarter ended September 30, 1996, compared to net income of $276,000, or $.06 per share, for the quarter ended September 30, 1995. The weighted average common shares outstanding increased by 39% during the quarter ended September 30, 1996, as compared to the prior year due to the issuance of additional common stock.

                Nine Months Ended September 30, 1996 Compared to
                      Nine Months Ended September 30, 1995

         Revenues for the nine months ended September 30, 1996 were $30,275,000, which represents a 1.0% decrease from revenues of $30,581,000 for the nine months ended September 30, 1995, including container sale revenue recorded under sale/leaseback transactions. Revenues from both the sales of the Company's products and leasing of portable storage and office units were higher, posting increases of 8.7% and 11.9% respectively, exclusive of container sale revenue recorded under sale/leaseback transactions. This increase is primarily due to the demand for the Company's products both for purchase and for lease. In 1995, the Company's revenues included approximately $3,645,000 in revenue recorded under sale/leaseback transactions related principally to storage containers and portable office units. These revenues were offset by equivalent cost of container sales and did not produce gross margin. During the current year, the Company did not enter into any sale/leaseback transactions.

         Excluding the effect of sale/leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales for the nine months ended September 30, 1996 was 84.7% compared to 78.6% for the same period in 1995. This increase is attributable to the mix in sales within the product line, a shortage in supply of used ISO containers, which had caused an increase in the acquisition cost of these containers, in addition to an increase in sales of manufactured new containers which typically result in lower margins to the Company.

         Excluding the effect of sale/leaseback transactions, leasing, selling and general expenses were 35.6% of total revenue for the nine months ended September 30, 1996 compared to 42.9% for the nine months ended September 30, 1995. The decrease primarily results from the continued efficiencies obtained by the Company's Texas operations, which were in their start-up phase during 1995, in addition to the Company beginning to pass certain expenses on to customers.

         Interest expense totaled 9.7% of revenues during the nine months ended September 30, 1996 compared to 7.3% of revenues during the same period ended September 30, 1995. This increase was due largely to the costs related to financing the substantial increase in the Company's equipment and container lease fleet which increased the Company's average outstanding debt level by 50% in addition to the amortization of debt issuance costs in connection with the Credit Agreement. This increase was partially offset by a decrease of nearly 2% in the Company's weighted average borrowing rate resulting from lower interest rates under the Company's new credit facility.

         Depreciation and amortization increased to 4.0% of revenues for the nine months ended September 30, 1996 from 3.0% for the nine months ended September 30, 1995. This increase is related primarily to the increase in size of the Company's manufacturing facility, the increase in the Company's lease fleet and additional equipment at the Company's locations.

         The Company posted income before extraordinary item of $598,000, or $.09 per share, for the nine months ended September 30, 1996, compared to net income of $513,000, or $.11 per share, for the nine months ended September 30, 1995. The weighted average common shares outstanding increased by 39% during the nine months ended September 30, 1996 as compared to the prior year due to the issuance of additional common stock.

         In the first quarter of 1996, the Company prepaid certain debt and capital leases in connection with entering into a credit agreement (see Liquidity and Capital Resources). The Company recognized an extraordinary charge to earnings of $410,000, or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt. The Company also incurred costs of $1,960,000 in connection with the credit agreement, which have been deferred and are amortized over the term of the credit agreement.

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

         Borrowings under the term loan are to be repaid over a five-year period. Interest accrues on the term loan is at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):

         Months 1 through 12                $62,500
         Months 13 through 24                83,333
         Months 25 through 60               118,056

Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents, are required annually.

         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing. The term of this line of credit is three years, with a one-year extension option. As of September 30, 1996, $1.1 million of additional borrowing was available under the revolving line of credit, in addition to the $21.9 million outstanding as of September 30, 1996.

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

         During the nine months ended September 30, 1996, the Company utilized cash flow from operations of $792,000. This net use of cash was attributable primarily to a reduction in accounts payable and increases in inventories and prepaids. This was partially offset by operating income and a decrease in receivables and other assets.

         During the nine months ended September 30, 1996, the Company invested $5,028,000 in equipment and the container lease fleet. This amount is net of the $1,325,000 in related sales and financing.

         Cash flow from financing activities totaled $5,336,000 during the nine months ended September 30, 1996. This was the result of increased borrowings to finance container lease fleet and equipment acquisitions and the restructuring of the Company's debt under the Credit Agreement described above, partially offset by the principal payments on indebtedness and an increase in other assets associated with deferred financing costs incurred in connection with the closing of the Credit Agreement.

         The Company believes that cash flow generated from operations along with the borrowing capacity under the Credit Agreement will be sufficient to meet its obligations and capital needs for the next 12 months. However, there can be no assurance that additional financing will not be required, and, if required, will be available on terms acceptable to the Company.

The  statement  regarding  the  Company's  ability to meet its  obligations  and capital needs for the next 12 months is a forward looking statement. Unanticipated events, however, including a decrease in cash flow generated from operations or a material increase in the borrowing rates under the Credit Agreement, could cause actual results to differ materially from anticipated results.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on August 27, 1996, in Phoenix, Arizona. The table below briefly describes the proposals and results from the annual meeting of stockholders.

                                                            Number of Shares Voted:
                                                            -----------------------
         1.       Election of Directors:             For               Withheld
                  ----------------------
                  Richard E. Bunger                  6,282,132         64,833
                  Lawrence Trachtenberg              6,282,132         64.833
                  Steven G. Bunger                   6,282,132         64,833
                  George E. Berkner                  6,282,132         64,833
                  Ronald J. Marusiak                 6,282,132         64,833

         2.       Amendment to                       For               Against          Abstain
                  Corporation's 1994 Stock
                  Option Plan.                       5,879,667         212,022          255,276

         3.       Ratification of
                  appointment of Arthur
                  Andersen LLP as the
                  Independent Auditors.              6,282,251         39,289           25,425

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Number                                           Description

11                           Computation of Earnings per Share for the Three and
                            Nine Month Periods ended September 30, 1996 and 1995

27                                          Selected Financial Data


(b)               Reports on Form 8-K

none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MOBILE MINI, INC.
                                                     (Registrant)



Dated:  November 12, 1996                            By:  /s/ Larry Trachtenberg
                                                        ------------------------
                                                        Larry Trachtenberg
                                                        Chief Financial Officer
                                       13