Form 10-K
period 1996-12-31
MOBILE MINI INC
filed 1997-03-31
CIK 911109

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    Form 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ___________ to ________________

                         ------------------------------
                         Commission File Number 1-12804
                         ------------------------------
                                mobile mini, inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      86-0748362
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

Securities Registered Under Section 12(g) of the Exchange Act:
         Title of Class                Name of Each Exchange on Which Registered
 Common Stock, $.01 par value                NASDAQ Stock Market National Market
Warrant to Purchase Common Stock            NASDAQ Stock Market Small Cap Market
      at $5.00 per share

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value on March 25, 1997 of the voting stock owned by non-affiliates of the registrant was $11,872,272 (calculated by excluding all shares held by executive officers, directors and holders of five percent of more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities law).


         As of March 25, 1997, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.


         Documents incorporated by reference: Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                                     PART I


         This Report contains forward-looking statements which involve risks and uncertainties. The actual results of Mobile Mini, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Mobile Mini") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Form 10-K and the Company's other Securities and Exchange Commission filings. See particularly
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 1.  DESCRIPTION OF BUSINESS.


General

         Mobile Mini, Inc. (the "Company") is a Delaware corporation capitalized effective December 31, 1993. From 1983 through 1993, the business operations of the Company were conducted as a sole proprietorship by Richard E. Bunger under the tradename "mobile mini storage systems" ("MMSS"). The business operations transferred to the Company were comprised of MMSS and a related corporation, Delivery Design Systems, Inc. ("DDS"). The Company's subsidiaries include DDS which formerly engaged in the business of designing, developing and manufacturing truck trailers and other delivery systems for the Company's portable storage containers and Mobile Mini I, Inc. which engages in the business of acquiring and maintaining certain of the Company's facilities. The business and assets of DDS were transferred to the Company in 1996.


         The Company's operations commenced in Phoenix, Arizona, in 1983 when Mr. Bunger, then a designer and builder of integrated animal production (feed lot) and traditional mini-storage facilities, recognized the potential of using ocean-going shipping containers for inland portable storage. Mr. Bunger's experience in the mini-storage industry indicated that the containers could be profitably leased as storage units to a wide range of business, individual and governmental users. By 1986 the portable storage concept had been proven and the business was expanded through an additional sales and leasing branch established in Tucson, Arizona. In 1988, the Company commenced operations in Rialto, California to service the greater Los Angeles area. In early 1990, the Company relocated its manufacturing facility from its original site in Phoenix to a heavy-industry zoned industrial park located near Maricopa, Arizona and administrative offices were established in Tempe, Arizona. In 1994, the Company opened a "satellite" branch in San Diego, California which is serviced from its Rialto "hub." Also in 1994, the Company opened operations in Texas by the establishment of hub locations in Houston and Dallas/Fort Worth. In early 1995, the Company opened satellite locations in the San Antonio and Austin metropolitan areas.


Products


         The Company designs and manufactures portable steel storage containers, portable offices and telecommunication shelters and acquires, refurbishes, and modifies ocean-going shipping containers for sales and leasing as inland portable storage units. In addition, the Company designs and manufactures a variety of delivery systems to complement the Company's storage container sales and leasing activities.

         The principal products of the Company are portable steel storage containers, portable offices, telecommunications shelters and certain other products used in conjunction with the portable storage containers. The Company also produces certain steel products built to special order specifications. The Company has patented, proprietary or trade secret rights in all products it has designed and manufactured. The locking system for the Company's containers is patented and provides virtually impenetrable security to the storage container.


         The Company's main product in its storage market segment is the portable steel storage container. The Company acquires used ocean-going cargo containers which it reconditions and retrofits with its patented locking system. To compensate for supply and price fluctuations associated with acquiring used ocean-going containers, the Company also manufactures various lines of new containers, featuring the Company's proprietary "W" or "stud wall" panels. Storage container units may be significantly modified and turned into portable offices, portable storage facilities, open-sided storage and retail facilities, as well as a large variety of other applications.


         The Company sells and leases its storage containers to a wide variety of individual, business and governmental users. The Company's lease activities include both on-site and off-site leasing. "Off-site" leasing occurs when the Company leases a portable storage container which is then located at the customer's place of use. "On-site" leasing occurs when the Company stores the portable container containing the customer's goods at one of the Company's facilities, which are similar to a standard mini-storage facility, but with increased security, ease of access and container delivery and pick-up service.


         In mid-1995, Mobile Mini established a telecommunication shelter division to complement its storage container business, diversify its product line and target the domestic and international markets. The Company's modular telecommunication shelters, marketed under the name "Mobile Telestructures", can be built in a vast variety of designs, sizes, strengths, exterior appearances and configurations. The Company has developed proprietary technology that makes these units very portable, lightweight, highly secure and virtually weather resistant. The Company intends to devote additional resources toward marketing this product in 1997.


         The Company has developed technology to add a stucco finish to the exterior of its all steel buildings, making them more aesthetically appealing while retaining the strength and durability afforded by steel. This attribute is especially important to the Mobile Telestructures operations, where telecommunication companies are under pressure to use shelters and towers that blend in with the locale at which they are located. In addition, in 1996, the Company introduced its ArmorKoat line of telecommunication shelters which feature a specially formulated concrete exterior coat to its steel shelters. This formulation increases the strength of the building and can meet the needs of customers that require concrete buildings.


         The Company also designs, develops and manufactures a complete proprietary line of truck trailers and other delivery systems utilized in connection with its storage container sales and leasing activities. The Company provides delivery and pick-up services for customers at their places of business, homes or other locations.

Business Restructuring


         The Company previously was involved in the manufacture, sale and leasing of modular steel buildings in the state of Arizona. These buildings were used primarily as portable schools, but could be used for a variety of purposes. Although the Company believes its modular buildings were superior to the wood-framed buildings offered by its competitors, the Company was not able to generate acceptable margins on this product line. During 1996, the Company implemented a strategic restructuring program designed to concentrate management effort and resources and better position itself to achieve its strategic growth objectives. As a result of this program, the Company's 1996 results include charges of $700,000 ($400,000 after tax, or $.06 per share) for costs associated with restructuring the Company's manufacturing operations and for other related charges. These charges were recorded in the fourth quarter of 1996, and were comprised of the write-down of assets used in the Company's discontinued modular building operations and related severance obligations ($300,000), and the write-down of other fixed assets ($400,000). By discontinuing its modular building operations, the Company will be able to utilize the management resources and production capacity previously utilized by this division to expand the Company's telecommunications shelter business and its container leasing operations.


Marketing


         The Company markets its storage containers both directly to the consumer and through its national dealer network. The Company has sales and leasing branches in Phoenix and Tucson, Arizona, San Diego and Rialto, California and Houston, Dallas, San Antonio and Austin, Texas. The Company services the greater Los Angeles, California area from its Rialto hub and its Texas operations from its Houston and Dallas/Ft. Worth hubs.


         The Company sells and leases its storage containers directly to consumers from each of its branches. With respect to leases, the Company engages in both off-site and on-site leasing. Marketing for individual consumer sales and rentals is primarily through Yellow Page ads, direct mailings and customer referrals.


         The  Company  markets  its Mobile  Telestructure  products  directly to
telecommunication   companies  as  well  as  to  companies   providing  turn-key
installations of shelters and towers.


         Sales are also made through the Company's national dealer network which currently provides the Company's manufactured containers to 53 dealers for retail sale. Such dealers are in 75 separate locations in 28 states and one Canadian province. Marketing to dealers and potential dealers is primarily through direct solicitation, trade shows, trade magazine advertising and referrals. The dealers receive pre-fabricated containers which they assemble and paint. The Company provides training in assembly and marketing to its dealers. None of the dealers are employed by the Company, nor does any dealer have a long term requirements contract for the supply of pre-fabricated containers or any contract for training in assembly and marketing with the Company. The Company does, however, benefit from the use of its name by several dealers on the containers once they are constructed.


Leasing Operations


         Since its founding, it has been the Company's primary goal to grow the container leasing segment of its business. This business, which involves the short-term leasing of a product with a long useful life and relatively low depreciation, offers higher margins than the Company's other products and services.

         The Company has sought to grow this business by opening branch facilities in several cities in the Southwestern United States. When the Company opens a facility, it devotes substantial resources, including a sizable advertising budget, to the location. The new locations therefore generate losses in early years, but once the Company has added sufficient containers to cover the high fixed costs, its operations may become profitable at the new location. Historically, profitability is not expected until approximately one to three years after the new location is opened. The actual time to profitability depends upon numerous factors, including differences in container costs compared to historic cost levels, the level of competition in the new market, the development of additional storage containers in the market by competitors and other factors which are generally beyond the Company's control.

         The Company plans to continue adding additional leased containers to existing locations in order to increase its profitability. During 1996, the Company obtained a credit line enabling it to substantially expand its container leasing operations. See, "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES". The Company increased containers on lease at December 31, 1996 by 18% from December 31, 1995. This increase was achieved at branch locations that had been in operation during 1995.

         The Company's plan is to continue increasing its lease fleet at existing locations in 1997, at a rate in line with historical increases. Management believes that such an increase should substantially improve profitability in 1997, particularly if the cost of used ocean-going containers remains constant at year-end 1996 levels.

         The Company also intends to expand its operations into additional cities on a controlled basis. Such expansion could be through new start-up operations by the Company or through acquisitions of existing operations. Expansion through start-up operations would have the effect of reducing net income during the early years of operations while the Company increased its lease fleet at these locations. The Company has identified several potential new markets, and is investigating start-up and acquisition possibilities in those markets. As of the date of this Report, the Company is not a party to any binding agreement respecting new sites or acquisition transactions.


Financing


         The Company has required increasing amounts of financing to support the growth of its business. This financing was required primarily to fund the acquisition of containers for the Company's lease fleet and to fund the acquisition of property, plant and equipment to support both the Company's container leasing and manufacturing operations.


         The Company finances its operations and growth primarily through a credit agreement (the "Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). The Company entered into the Credit Agreement in March 1996, as amended in March 1997, in order to improve its cash flow, increase its borrowing availability and fund its continued growth. Under the terms of the Credit Agreement, the Lenders provide the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.


         The term loan is to be repaid over a five-year period. Interest accrues on the term loan at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):

          Months 1 through 12                       $ 62,500
          Months 13 through 24                        83,333
          Months 25 through 60                       118,056


         Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents which constitute part of the Credit Agreement, are required annually. As of December 31, 1996, no additional payment was required under this provision.


         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing. The term of this line of credit is three years, with a one-year extension option.


         In connection with the closing of the Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings of approximately $410,000 after benefit for income taxes.


         The Credit Agreement contains several financial covenants and minimum required utilization rates in its lease fleet, limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt and the repurchase of common stock, and prohibits the payment of dividends.


         The Company has also financed its operations through the issuance and sale of its equity securities. In February 1994, the Company completed its initial public offering. Net proceeds to the Company totaled approximately $7 million. In December 1995, the Company received net proceeds of $4.1 million, through a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.01 par value, $100 stated value ("Series A"). Pursuant to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996. These equity issuances provided the capital necessary to obtain the financing available under the Credit Agreement.


         Prior to 1996, the Company's growth was financed in part through financing of containers pursuant to capital leases or secured borrowings. These financings generally required repayment in full over a five year period and provided for interest at a fixed rate. Since the Company's containers have a useful life far in excess of five years, these financings required the Company to pay in full the debt related to a capital expenditure well in advance of the related asset's useful life. The repayment terms of these financings adversely affected cash flow prior to the refinancing pursuant to the Credit Agreement.


         The Company believes that its current capitalization, together with borrowings available under the Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability. However, should demand for the Company's products exceed current expectation or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

Patents, Tradenames and Trade Secrets


         The Company has eight patents issued by and four patents pending with the U.S. Patent and Trademark Office related to the design and application of its products. The Company intends to process other patent applications for additional products developed currently or in the future, to the extent the Company deems such applications appropriate. "mobile mini" and "mobile mini storage systems" are registered trade names and service marks in the United States and Canada. The Company has applied to have "mobile telestructures" registered as a trade name and service mark.


         The patents as well as the various state trade secrets acts afford proprietary protection to the Company's products, including the unique locking system and design of its manufactured products. The Company has in place several access control and proprietary procedure policies implemented to meet the requirements of protecting its trade secrets under applicable law. The Company follows a policy of aggressively pursuing claims of patent, tradename, service mark and trade secret infringement. The Company does not believe that its products and trademarks or other confidential and proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. The successful assertion of rights and the defense of infringement claims could have a material adverse affect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will have sufficient resources to sustain expensive or protracted legal actions to protect its proprietary rights or, alternatively, to defend claims of infringement.


Customers


         The market for the Company's products can generally be divided into four distinct areas -- retail, residential, commercial and institutional/governmental. Revenues are derived from either rentals or sales directly to customers or through sales to the Company's dealers.


         The Company's customer profile is diverse and does not rely on one industry. Instead, the Company targets several different markets within various geographic areas. As of December 31, 1996 the Company's leasing and sales clients fall into the following categories and approximate percentages: (i) with respect to leasing: retail and wholesale businesses, 52%; homeowners, 17%; construction, 22%; institutions, 4%; government, industrial and other, 5%; (ii) with respect to sales: retail and wholesale businesses, 54%; homeowners, 5%; construction, 12%; institutions, 14%; government, industrial and other, 15%.


         Customers utilize the Company's storage units in a variety of ways. For example, retail companies use the Company's storage units for extra warehousing; real estate development companies utilize the Company's products to securely store equipment, tools and materials; and governmental agencies such as the U.S. Armed Forces and the U.S. Drug Enforcement Agency lease and buy the Company's high-security, portable storage units to store equipment and confiscated goods.


Competition


         Because the Company competes with its products and services in several market segments, no one entity is known to be in direct competition with the Company in all its market segments. With respect to its on-site leasing activities, the Company competes directly with conventional mini-storage warehouse facilities in the localities in which it operates. Some of the Company's on-site leasing competitors include Space Shuttle, a franchiser with a limited number of franchises throughout the United States, Door to Door Storage, Public Storage and Shurgard Storage Centers. With respect to off-site leasing and sales, the Company has several competitors, which include Haulaway, Mobile Storage, National Security Containers, and a large number of smaller competitors. The Company believes that its products, services, pricing and manufacturing capabilities allow it to compete favorably in each of the on-site leasing, off-site leasing and sales segments of the Company's markets in the areas it currently operates.


         The Company's Mobile Telestructures division competes against several competitors that supply shelters, the largest of which the Company believes to be Fibrebond Corporation, the Rohn division of UNR Industries and Andrew Corporation.

         Management believes that the Company has a number of competitive advantages both in terms of products and operations. Among its product's patented features is the locking system which serves to meet the customer's primary concern, security. Based on reports from customers who have suffered burglary attempts, the Company's locking system is extremely difficult to defeat. The Company's delivery trailers have largely been designed and built by the Company and certain key features have patent potential which the Company may pursue. These proprietary delivery systems, which are specifically designed to transport, load and unload containers, allow the Company to deliver containers economically in otherwise inaccessible locations.

         Operationally, the Company manufactures containers from raw steel as an alternative to using ocean-going containers. In the event ocean-going containers are in short supply or become uneconomical to retrofit to the needs of the Company, the Company can manufacture its own container product. The Company will continue to manufacture new storage units for inclusion primarily in its sales inventory and also in its lease fleet.

         The Company's ability to continue to compete favorably in each of its markets is dependent upon many factors, including the market for used ocean-going containers and the costs of steel. During 1996, the price of used steel cargo containers increased by approximately 20%. Management believes that the Company's container manufacturing capabilities makes the Company less susceptible than its competitors to ocean-going container price fluctuations, particularly since the cost of used containers is affected by many factors, only one of which is the cost of steel from which the Company can manufacture new containers.

         The Company believes that competition in each of its markets may increase significantly in the future. It is probable that such competitors will have greater marketing and financial resources than the Company. As competition increases, significant pricing pressure and reduced profit margins may result. Prolonged price competition, along with other forms of competition, could have a material adverse affect on the Company's business and results of operations. Additionally, as the Company continues to expand its operations in different regions, start-up costs incurred reduce the Company's overall profit margins.


Employees

         As of March 1, 1997, the Company had approximately 800 full time employees at all of its locations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not represented by a labor union and the Company has no knowledge of any current organization activities. The Company has never suffered a work stoppage and considers its relations with employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company has four manufacturing centers located in Maricopa, Arizona, Rialto, California, and Houston and Dallas/Fort Worth, Texas. Sales and leasing are conducted from

Phoenix, Rialto, Houston and Dallas/Fort Worth in addition to four other locations. The Company's administrative and sales offices are located in Tempe, Arizona.


         The Company's primary manufacturing center is located in a heavy-industry zoned industrial park near Maricopa, Arizona, approximately 30 miles south of Phoenix. The facility is seven years old and is located on an approximate 45 acre industrial site. Twenty-three acres of this site were purchased from Richard E. Bunger in 1996. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The facility includes nine manufacturing buildings, totaling approximately 130,000 square feet, which house manufacturing, assembly, construction, painting and vehicle maintenance operations.


         The Phoenix, Arizona sales and leasing branch services the Phoenix metropolitan area from its approximately 10.7 acre facility, of which approximately 5 acres were leased in the first quarter of 1997. All Phoenix marketing and any on-site storage is conducted from this site. Approximately 3.4 acres are owned by the Company, approximately 5.8 acres are leased from non-affiliated parties and the remaining 1.5 acres are owned by members of the Bunger family and are under lease at what management believes to be competitive market rates. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


         The Rialto, California sales and leasing hub is approximately 10 acres in size, with three industrial shops used for modification of ocean-going containers, assembly of the Company's manufactured containers and on-site leases. The Rialto facility serves as the Company's southern California hub and supports the San Diego branch. The Rialto site is owned by Mobile Mini Systems, Inc., a separate corporation owned by Richard E. Bunger, and is leased to the Company at what management believes to be competitive market rates. See, "ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


         The Texas operations are supported by hub facilities in Houston and Dallas/Fort Worth. Both facilities contain manufacturing centers, sales and leasing operations and on-site storage facilities. The Houston facility is located on seven acres with six buildings totaling approximately 34,400 square feet. The Dallas/Fort Worth facility, which is owned by the Company, is located on 17 acres with six buildings totaling approximately 36,600 square feet.


         The Company's administrative and sales offices are located in Tempe, Arizona. The facilities are leased by the Company from an unaffiliated third party and have approximately 28,800 square feet of space which the Company anticipates will meet its needs for the near-term. The Company's lease term is through December 2000.

         In addition to its administrative offices and manufacturing facilities, the Company has facilities used for sales, leasing and onsite storage. The major properties owned or leased by the Company are listed in the table below:

             Location                        Use                               Area                   Title
             --------                     ---------                           ------                 -------
  Tempe, Arizona                 Corporate offices                          8,700 sq. ft.               Leased

  Tempe, Arizona                 Sales administration                      20,100 sq. ft.               Leased

  Maricopa, Arizona              Manufacturing                                 44.8 acres              Owned(1)

  Rialto, California             Sales, leasing, manufacturing and               10 acres             Leased(2)
                                 on-site storage

  Houston, Texas                 Sales, leasing, manufacturing and              7.0 acres               Leased
                                 on-site storage

  Phoenix, Arizona               Sales, leasing and on-site storage            10.7 acres         Owned(1)/leased(3)

  Tucson, Arizona                Sales, leasing and on-site storage             2.7 acres             Leased(4)

  San Diego, California          Sales, leasing and on-site storage             5.0 acres               Leased

  Dallas, Texas                  Sales, leasing, manufacturing and               17 acres              Owned(1)
                                 on-site storage

  San Antonio, Texas             Sales, leasing and on-site storage             3.0 acres               Leased

  Round Rock, Texas(5)           Sales, leasing and on-site storage             5.0 acres               Leased

---------------------------
(1) Pledged pursuant to the Credit Agreement. See, "ITEM 1. DESCRIPTION OF BUSINESS - Financing."
(2) Leased by the Company from an affiliate of Richard E. Bunger. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(3) Of the 10.7 acres comprising these sites, 3.4 acres are owned by the Company and 1.5 acres are subject to long-term leases from members of the Bunger family. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(4) This property is leased by the Company from members of the Bunger family. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(5)      A community of the Austin, Texas metropolitan area.


ITEM 3.  LEGAL PROCEEDINGS.


         The Company is not a party to any legal proceeding other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or collectively material to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS


         Set forth below are the names and ages of and other relevant information about the directors, executive officers, and significant employees of the Company.


         Richard E. Bunger, age 59, Chairman of the Board, Chief Executive Officer, President and Director, founded the Company's operations in 1983 and has managed the Company's operations since its commencement. Mr. Bunger has been awarded approximately 70 patents, many related to portable storage technology. For a period of approximately 25 years prior to founding the Company, Mr. Bunger owned and operated Corral Industries Incorporated, a worldwide designer/builder of integrated animal production facilities, and a designer/builder of mini storage facilities.


         Lawrence Trachtenberg, age 40, Executive Vice President and Chief Financial Officer, General Counsel, Secretary, Treasurer and Director, joined the Company in December 1995.

         Mr. Trachtenberg is primarily responsible for all accounting, banking and related financial matters for the Company. Mr. Trachtenberg is admitted to practice law in the States of Arizona and New York and is a Certified Public Accountant in New York. Prior to joining the Company, Mr. Trachtenberg served as Vice President and General Counsel at Express America Mortgage Corporation, a mortgage banking company, from February 1994 through September 1995 and as Vice President and Chief Financial Officer of Pacific International Services Corporation, a corporation engaged in car rentals and sales, from March 1990 through January 1994. Mr. Trachtenberg received his Juris Doctorate from
         Harvard Law School in 1981 and his B.A. - Accounting/Economics from Queens College - CUNY in 1977.


         Steven G. Bunger, age 35, Executive Vice President and Chief Operating Officer, was with the Company's predecessor since inception and was a founding director of the Company. Mr. Bunger oversees all of the Company's operations and sales activities with overall responsibility for advertising, marketing and pricing. From December 31, 1993 to January 1, 1995, Mr. Bunger served as Vice President of Operations. On January 1, 1995, Mr. Bunger became Vice President of Operations and Marketing and in November 1995 became the Company's Chief Operating Officer. Mr. Bunger graduated from Arizona State University in 1986 with a B.A.-Business Administration. He is the son of Richard E. Bunger.


         Burton K. Kennedy Jr., age 49, Senior Vice President of Sales and Marketing, was originally with the Company's predecessor from March 1986 when the Company had only a few hundred units to September 1991 when the Company had grown to several thousand units and rejoined the Company July of 1996. Mr. Kennedy has the overall responsibility for all branch lease and sale operations and also directs the acquisition of container inventory. From September 1993 through June 1996, Mr. Kennedy served in various executive positions with National Security Containers, a division of Cavco, Inc. From April 1992 through August 1993 he was a working partner in American Bonsai.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Common Stock trades on the National Market tier of the NASDAQ Market under the symbol "MINI." Prior to December 26, 1995, the Common Stock was traded on the SmallCap Marketsm. The following table sets forth, for the indicated periods, the high and low sale prices for the Common Stock as reported by the NASDAQ Market. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has approximately 79 holders of record of its Common Stock. The Company believes it has in excess of 400 beneficial owners of its Common Stock.


FISCAL  YEARS 1996 AND 1995:

                                        1996                      1995
                                ----------------------    ----------------------
                                  HIGH         LOW           HIGH        LOW
                                  ----         ---           ----        ---
Quarter ended March 31,         $4  3/8    $2  7/8         $4  1/2    $3  1/2
Quarter ended June 30,           4  7/16    3  3/8          5          3  5/8
Quarter ended September 30,      4  3/8     2  13/16        6  1/8     4  3/4
Quarter ended December 31,       4  1/4     3               5  7/8     3  5/8

         Holders of the Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any cash dividends on its Common Stock, nor does the Company anticipate that cash dividends will be paid in the foreseeable future. Additionally, the Company is subject to covenants pursuant to the Credit Agreement which prohibit the payment of dividends. The Company intends to apply any earnings to the expansion and development of its business.


ITEM 6.           SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------

                                                        1996         1995         1994        1993(1)      1992(1)
                                                     ------------ ------------ ------------ ------------- -----------
CONSOLIDATED STATEMENT OF INCOME                                (in thousands, except per share amounts)

Revenues                                               $ 42,210      $ 39,905     $ 28,182      $ 17,122    $ 12,001

Income from operations                                    4,527         4,306        2,791         1,514         710

Income before extraordinary item                            481           777          956           276         200

Extraordinary item                                         (410)            0            0             0         185


Net income                                                   70           777          956           276         301

Earnings per common and common equivalent share:

Income before extraordinary item                           0.07          0.16         0.21          0.10        0.04

Extraordinary item                                        (0.06)         0.00         0.00          0.00        0.07

Net income                                                 0.01          0.16         0.21          0.10        0.11

CONSOLIDATED BALANCE SHEET DATA (as of   December
31 of each year)

Total assets                                             64,816        54,342       40,764        20,082      14,773

Long term lines of credit                                26,406         4,099           --            --          --
Long term debt and obligations under capital leases,
including current portion                                13,742        24,533       16,140         9,334       6,622

(1) Prior to 1994, the Company's predecessor was operated as a sole proprietorship. Per share information are therefore calculated on a proforma basis assuming that the only common stock outstanding was that issued to Richard E. Bunger at the time the Company was capitalized and all significant transactions for the transfer of assets to the Company have been eliminated for the proforma statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General


         The Company was founded in 1983 and operated only in the Phoenix, Arizona area until 1986. In 1986 it expanded to Tucson, Arizona, in 1988 to southern California and in 1994 to Texas. From inception through 1988, the
Company exclusively engaged in the refabrication of ocean-going cargo containers, which it leased to the public for storage containers and portable offices. In 1989, the Company began to sell containers. Contributing to growth of sales revenues was the development of a national distribution system (referred to by the Company as the national dealer network), manufacture of new Company designed containers from raw steel as an alternative and supplement to the refabrication of ocean-going containers, the manufacture of modular steel buildings (discontinued in 1996; see "Item 1. DESCRIPTION OF BUSINESS - BUSINESS RESTRUCTURING") and special order products which the Company sells and leases to schools, governmental entities and others, and the development of the telecommunication shelter division which commenced operations in mid-year 1995.


         The leasing of containers stored on-site at the Company's locations (similar to traditional mini-storage warehouses) as well as the leasing of containers stored off-site is becoming a more significant portion of the Company's business and is contributing to the Company's growth. Since 1993, the number of units at the Company's leasing locations has increased by the following percentages as compared to the preceding year:



                                   December 31,
                                -------------------
               1993                    38%
               1994                    62%
               1995                    32%
               1996                    18%


         As the leasing operations are the most profitable of the Company's operations, management plans to increase the level of these operations, especially at existing locations. In addition, the Company expects to open additional facilities on a controlled basis at locations which management believes can become profitable over a relatively short period of time.


         Uncertainties faced by the Company include variances in start-up costs for new storage locations, competition in new markets, and the opportunity cost of deploying sufficient containers in a new market to reach economic viability. While the Company has experience in entering new market areas and conducts preliminary market research to assure itself that viable markets exist, there can be no assurance of success when expanding into new markets. However, unlike fixed mini-storage facilities, the Company does have the ability to relocate its portable storage containers to other markets to adjust for market demand.


Results of Operations


         The following table sets forth, for the periods indicated, the percentage, as a percent of total revenue, of certain items in the Consolidated Financial Statements of the Company, included elsewhere herein. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                                    Year Ended December 31,
                                                                          ---------------------------------------------
                                                                               1996           1995           1994
                                                                               ----           ----           ----
               REVENUES:
                 Container and modular building sales                          56.0%          60.8%          65.6%
                 Leasing                                                       32.3           30.6           25.5
                 Other                                                         11.7            8.6            8.9
                                                                             --------       --------       ------
                                                                              100.0          100.0          100.0
               COSTS AND EXPENSES:
                 Cost of container and modular building sales                  47.2           47.9           49.3
                 Leasing, selling and general expenses                         36.3           38.0           38.5
                 Depreciation and amortization                                  4.1            3.3            2.2
                 Restructuring charge                                           1.7            0.0            0.0
                                                                             -------        --------       ------
                    Income from Operations                                     10.7           10.8           10.0

               OTHER INCOME (EXPENSE):
                 Interest income and other                                      0.5            0.7            0.6
                 Interest expense                                              (9.2)          (8.0)          (4.5)
                                                                             --------       --------       -------

               INCOME BEFORE PROVISION FOR INCOME TAXES
                AND EXTRAORDINARY ITEM:                                         2.0            3.5            6.1
               PROVISION FOR INCOME TAXES                                       0.9            1.5            2.7
                                                                             --------       --------       ------
               INCOME BEFORE EXTRAORDINARY ITEM                                 1.1            2.0            3.4
               EXTRAORDINARY ITEM                                               1.0            0.0            0.0
                                                                               ------       --------        -----
               NET INCOME                                                       0.1%           2.0%           3.4%
                                                                              =======        =======        =======

Fiscal 1996 Compared to Fiscal 1995


         Revenues for the year ended December 31, 1996 increased to $42,210,000 from $39,905,000 during 1995. Revenues during 1995 included $3,645,000 of container sale revenue recorded under sale-leaseback transactions. The revenue from sale-leaseback transactions was offset by an equal cost of container sales and did not produce any gross margin. The Company did not enter into sale-leaseback transactions during 1996. Excluding the effect of these sale-leaseback transactions, revenues increased by 16.4% from 1995 to 1996, primarily the result of increases in both sales and leasing revenues generated from existing branch locations and the sale of certain used modular buildings that had been previously leased. The Texas operations, which commenced in late 1994, sustained growth and contributed 8.5% and 15.8% to the Company's container sales and leasing revenues, respectively, during 1996 as compared to 7.0% and 9.6%, respectively, in 1995. The dealer and telecommunication shelter division contributed 25.5% and 4.1%, respectively, of the sales revenues in 1996 as compared to 27.2% and 5.8%, respectively, in 1995. Revenues related to container and modular building sales and leasing activities increased 14.5% and 11.7%, respectively, from the prior year, exclusive of container sale revenue recorded under sale-leaseback transactions.


         Excluding the effect of sale-leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales increased to 84.4% compared to 74.8% for the prior year. This increase is attributable to the mix of products sold, a shortage in supply of used containers, which caused an increase in the acquisition cost of these containers, in addition to an increase in sales of manufactured new containers which typically result in lower margins to the Company, and a refinement in the Company's allocation of certain indirect manufacturing costs.

         Excluding the effect of sale-leaseback transactions, leasing, selling and general expenses were 36.3% of total revenue in 1996, compared to 41.8% in 1995. The decrease primarily results from the continued efficiencies obtained by the Company's Texas operations, which were in their start-up phase during 1995, and to the Company passing certain property tax expenses on to customers.

         The Company recorded a restructuring charge (See "ITEM 1. DESCRIPTION OF BUSINESS.- BUSINESS RESTRUCTURING") of $700,000 or 1.7% of total revenue in 1996. There was no similar charge in 1995.

         Income from operations was $4,527,000 in 1996 compared to $4,345,000 in 1995. Excluding the restructuring charge, income from operations would have been 12.4% of total revenue in 1996 as compared to 12.0% in 1995.

         Interest expense increased to $3,894,000 in 1996 compared to $3,212,000 in 1995. This increase in interest expense was primarily the result of an increase in the average balance of debt outstanding of 51.4% compared to 1995, (incurred in order to finance the substantial increase in the Company's equipment and container lease fleet), along with the related amortization of debt issuance costs, partially offset by a decrease of 3.0% in the Company's weighted average borrowing rate resulting from lower interest rates under the Company's Credit Agreement.


         Depreciation and amortization increased to 4.1% of revenues in 1996, from 3.3% in 1995, and is directly related to the expansion of the Company's manufacturing facility along with the substantial growth in the Company's lease fleet and additional support equipment at the Company's sales and leasing locations.

         The Company had income before extraordinary item of $481,000, or $.07 per share, in 1996, compared to net income of $777,000, or $.16 per share in 1995. This decrease primarily resulted from the $700,000 restructuring charge recorded by the Company in the fourth quarter of 1996 discussed above. See "Item
1. DESCRIPTION OF BUSINESS - BUSINESS RESTRUCTURING". Excluding this charge, 1996 earnings before extraordinary item were approximately $873,000, or $.13 per share. The weighted average common shares outstanding at the end of 1996 increased by 34% from the prior year due to the issuance of additional common stock in 1996 pursuant to the conversion of the Series A Convertible Preferred Stock, issued during the fourth quarter of 1995, which was converted to common stock in 1996.

         The Company prepaid approximately $14.1 million of debt and capital leases in connection with entering into the Credit Agreement in March 1996. As a result, the Company recognized an extraordinary charge to earnings of $410,000, or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt. The Company also incurred financing costs of $2,000,000 in connection with the Credit Agreement, which have been deferred and are being amortized over the term of the Credit Agreement.


Fiscal 1995 Compared to Fiscal 1994

         Revenues for the year ended December 31, 1995 increased to $39,905,000 from $28,182,000 in 1994. This 41.6% increase was primarily the result of increases in both sales and leasing revenues generated from the new branch locations in Texas, coupled with increased demand for the

Company's product at its existing locations. The Texas operation contributed 7.0% and 9.6% to the Company's container sales and leasing revenues, respectively. Additionally, the telecommunication shelter division comprised 5.8% of sales revenues. Revenues related to container and modular building sales and leasing activities increased 31.3% and 70.2%, respectively, from the prior year. Additional revenues, primarily related to delivery operations, increased 35.6% from 1994 levels.


         Cost of sales increased to 78.7% of sales and leasing revenues from 75.2% of sales and leasing revenues in 1994. The increase was primarily attributable to the modular division which contracted for the construction of more sophisticated units requiring substantially more interior build-out than in previous years and the start up of the new telecommunication shelter division, which generated lower profit margins during the start-up phase.


         Leasing, selling and general expenses were 38.0% of total revenues in 1995, which approximated their 1994 level of 38.5% of total revenues. The Company's new branch locations incurred higher administrative and advertising costs than in 1994, which were offset by the increased revenues from the existing locations where a large portion of the leasing, selling and general expenses are fixed or semi-variable. Depreciation and amortization expense increased to $1,318,000 from $625,000 in 1994 as a result of the increase in the container lease fleet and the increase in support equipment required for the delivery operations and manufacturing facilities.


         Interest expense increased to $3,212,000 in 1995 compared to $1,274,000 in 1994. The Company utilized its line of credit availability more extensively in 1995, and also increased borrowings during the year to finance the substantial growth in its container lease fleet. The average outstanding balance on the line of credit was approximately $4.2 million and $1.1 million for 1995 and 1994, respectively.


         Net income for fiscal 1995 was $777,000 compared to $956,000 for 1994. The effective tax rate was 44% for both years. Earnings per share was $.16 per share for 1995, and $.21 per share in 1994. The weighted average number of common and common equivalent shares outstanding increased to 5,010,126 in 1995 compared to 4,496,904 in 1994. This increase was a result of the shares issued in the initial public offering in 1994 being outstanding for the entire year in 1995 and a private placement of 50,000 shares of Series A Convertible Preferred Stock in 1995.


Quarterly Results of Operations


         The following table reflects certain selected unaudited quarterly operating results of the Company for each of the eight quarters through the quarter ended December 31, 1996. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                        QUARTERLY RESULTS OF OPERATIONS

                                        -------------------------------------------------------------------------------------------
                                                            1996                                           1995
                                        -------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
                                           Mar 31    June 30     Sept 30      Dec 31      Mar 31     June 30     Sept 30     Dec 31
REVENUES:
Container and modular building sales    $  4,916    $  5,746    $  6,376    $  6,581    $  5,448    $  6,313    $  7,555   $  4,948
   Leasing                                 3,171       3,171       3,433       3,863       2,521       2,959       3,259      3,475
   Other                                     770       1,344       1,348       1,491         706       1,118         702        901
                                        -------------------------------------------------------------------------------------------
                                           8,857      10,261      11,157      11,935       8,675      10,390      11,516      9,324
COSTS AND EXPENSES:
   Cost of container and modular building sales
                                           3,926       5,120       5,380       5,500       4,347       4,887       5,949      3,924
   Leasing, selling and general expenses
                                           3,874       3,215       3,680       4,575       3,466       4,141       3,942      3,625
   Depreciation and amortization             368         380         452         513         238         312         359        409
   Restructuring charge                     --          --          --           700        --          --          --         --
                                        -------------------------------------------------------------------------------------------
               Income from operations        689       1,546       1,645         647         624       1,050       1,266      1,366

OTHER INCOME (EXPENSE):
   Interest income and other                  56          31          23         115         115           7          73         98
   Interest Expense                         (948)     (1,001)       (974)       (971)       (650)       (723)       (846)      (993)

                                        -------------------------------------------------------------------------------------------
INCOME (LOSS)BEFORE PROVISION
    FOR  INCOME TAX (BENEFIT) AND
   EXTRAORDINARY  ITEM                      (203)        576         694        (209)         89         334         493        471
PROVISION FOR (BENEFIT OF) INCOME
   TAXES                                     (89)        253         305         (92)         39         147         217        207
                                        -------------------------------------------------------------------------------------------
INCOME (LOSS)  BEFORE EXTRAORDINARY ITEM
                                            (114)        323         389        (117)         50         187         276        264
EXTRAORDINARY ITEM                          (410)       --          --          --          --          --          --         --
                                        -------------------------------------------------------------------------------------------
NET INCOME (LOSS)                       $   (524)   $    323    $    389    $   (117)   $     50    $    187    $    276   $    264
                                        ===========================================================================================
EARNINGS (LOSS)PER COMMON
  AND COMMON EQUIVALENT SHARE:
   INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                   $  (0.02)   $   0.05    $   0.06    $  (0.02)   $   0.01    $   0.04    $   0.06   $   0.05
   EXTRAORDINARY ITEM                       (.06)       --          --          --          --          --          --         --
                                        -------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                    $  (0.08)   $   0.05    $   0.06    $  (0.02)   $   0.01    $   0.04    $   0.06   $   0.05
                                        ===========================================================================================

         Quarterly results can be affected by a number of factors, including the timing of orders, customer delivery requirements, production delays, inefficiencies, the mix of product sales and leases, raw material availability and general economic conditions.


Seasonality


         There is little seasonality inherent in the Company's operations. However, sales of custom built units can be dependent on the purchasers' timing needs to place the units into service. In addition, demand for off-site container leases is stronger from September through December due to increased needs for storing inventory for the holiday season by the Company's retail customers. Containers used by these customers are often returned early in the following year, causing a lower than normal occupancy rate for the Company during the first quarter. The occupancy levels have historically ranged from a low of 82% to a high of 95%. These seasonable fluctuations created a marginal decrease in cash flow for each of the first quarters during the past several years. On-site storage is not as subject to seasonal fluctuation, and the Company anticipates that as on-site storage becomes a larger percentage of its storage operations, that the Company will experience less seasonability.


Liquidity and Capital Resources


         Due to the nature of its business, the Company required increased amounts of financing to support the growth of its business during the last several years. This financing has been required primarily to fund the acquisition and manufacture of containers for the Company's lease fleet and also to fund the acquisition of property, plant and equipment and to support both the Company's container leasing and manufacturing operations.


         In order to improve its cash flow, increase its borrowing availability and fund its continued growth, in March 1996 the Company entered into the Credit Agreement with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.


         Borrowings under the term loan are to be repaid over a five-year period. Interest accrues on the term loan at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):



           Months 1 through 12                               $  62,500
           Months 13 through 24                                 83,333
           Months 25 through 60                                118,056


Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents, are required annually.


         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the

Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing period. The term of this line of credit is three years, with a one-year extension option. As of December 31, 1996, $26.4 million of borrowings were outstanding and approximately $0.9 million of additional borrowing was available under the revolving line of credit.


         The Credit Agreement contains several financial covenants including a minimum tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt-to-equity, minimum operating income levels and minimum required utilization rates. In addition, the Credit Agreement contains limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt, and the repurchase of common stock, and prohibits the payment of dividends.


         In connection with the closing of the Credit Agreement in March 1996, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million.


         During 1996, the Company's operations provided cash flow of $1,390,000 compared to utilizing $166,000 in 1995. The improvement in cash flow primarily resulted from the improved financing terms under the Credit Agreement which permitted a reduction of accounts payables, partially offset by an increase in accrued liabilities and an increase in receivables.


         During 1996, the Company invested $10,751,000 in equipment and the container lease fleet. This amount is net of $2,707,000 in related sales and financing.


         Cash flow from financing activities totaled $8,667,000 during 1996. This was the result of increased borrowings to finance container lease fleet and equipment acquisitions and the restructuring of the Company's debt under the Credit Agreement, partially offset by the principal payments on indebtedness and an increase in other assets associated with deferred financing costs incurred in connection with the closing of the Credit Agreement.


         The Company believes that its current capitalization, together with borrowings available under the Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability for the next 12 months. However, should demand for the Company's products exceed current expectation or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.


CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS - SAFE HARBOR STATEMENT


         This Report on Form 10-K contains forward looking statements that involve risks and uncertainties; the actual results of the Company could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this Report, as well as the following:


Uncertainty in Supply and Price of Used Containers


         The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new manufactured containers. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its container leasing operations. It could also cause the appraised orderly liquidation value of the containers in the lease fleet to decline. In such event, the Company's ability to finance its business through the Credit Agreement would be severely limited, as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's container lease fleet.


Uncertainty of Additional Financing


         The Company believes that its current capitalization, together with borrowings available under the Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability. However, should demand for the Company's products exceed current expectation, or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.


Lease Utilization Levels


         Historically, the Company has maintained lease fleet utilization levels in the 85-to-92% range. During 1996, the Company's lease fleet utilization level was 90%. Should the Company experience an unexpected decline in demand for its lease units due to economic conditions, an increase in competition, an increase in supply of used containers or any other reason, the Company would expect to dispose of containers in order to maintain acceptable utilization levels. If this were to occur at a time when the market price of used containers has declined, it could result in losses on the sale of these containers. In addition, the Company's operating results would be adversely affected because it would continue to be subject to the high fixed costs of its branch operations but it would have reduced lease revenues.


Uncertainty of Future Financial Performance; Fluctuations in Operating Results


         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures to acquire or start-up and integrate into the Company's operations new businesses which the Company seeks to acquire as part of its expansion strategy, the introduction of new products by the Company or its competitors, availability of and cost increases of used containers from which the Company builds its container fleet, changes in marketing and sales expenditures, pricing pressures, market acceptance of the Company's products, particularly in new market areas in which the Company may expand, and general economic and industry conditions affect demand for the Company's products and influence the Company's operating costs and margins.


Risk of Debt Covenant Default


         The Company has a $35 million credit facility that expires in March 1999. The Credit Agreement is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the Credit Agreement and to require early payment of outstanding loans. The lack of availability of loans or the requirement to make early repayment of loans would have a material adverse effect on the Company's business, financial condition, or results of operations. See "LIQUIDITY AND CAPITAL RESOURCES."

Competition

         The Company believes that its products, services, pricing and manufacturing capabilities allow it to compete favorably in each of the on-site leasing, off-site leasing and sales segments of the Company's markets in the areas it currently operates. However, the Company's ability to continue to compete favorably in each of its markets is dependent upon many factors, including the market for used ocean-going shipping containers and the costs of steel. During 1996, the price of used steel cargo containers increased by approximately 20%.

         The Company believes that competition in each of its markets may increase significantly in the future. It is probable that such competitors will have greater marketing and financial resources than the Company. As competition increases, significant pricing pressure and reduced profit margins may result. Prolonged price competition, along with outer forms of competition, could have a material adverse affect on the Company's business and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX

Report of Independent Public Accountants                                      23

Financial Statements-

   Consolidated Balance Sheets - December 31, 1996 and 1995                   24

   Consolidated Statements of Operations - For the Years Ended
     December 31, 1996, 1995 and 1994                                         25

   Consolidated Statements of Stockholders' Equity - For the Years
   Ended December 31, 1996, 1995 and 1994                                     26

   Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1996, 1995 and 1994                                         27

Notes to Consolidated Financial Statements - December 31, 1996 and 1995       28

Schedule II - Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mobile Mini, Inc.:

We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona
March 24, 1997.

                                                        MOBILE MINI, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                    December 31, 1996 and 1995
                                                             ASSETS
                                                                                                    December 31,
CURRENT ASSETS:                                                                                  1996          1995
                                                                                             -----------   -------------
Cash                                                                                         $   736,543   $   1,430,651
Receivables, net of allowance for doubtful accounts of $268,000 and $158,000 at December 31,
1996 and 1995, respectively                                                                    4,631,854       4,312,725
Inventories                                                                                    4,998,382       5,193,222
Prepaid and other                                                                                742,984         718,574
                                                                                             -----------   -------------
                                        Total current assets                                  11,109,763      11,655,172

CONTAINER LEASE FLEET, net of accumulated
depreciation of $1,244,000 and $911,000, respectfully                                         34,313,193      26,954,936
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)                                                   17,696,046      15,472,164
OTHER ASSETS                                                                                   1,697,199         259,672
                                                                                             -----------     -----------
                                                                                             $64,816,201   $ 54, 341,944
                                                                                             ===========   =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                             $ 2,557,329   $   4,265,147
Accrued compensation                                                                             674,818         238,132
Other accrued liabilities                                                                      1,517,295       1,334,332
Current portion of long-term debt (Note 4)                                                     1,378,829         737,181
Current portion of obligations under capital leases (Note 5)                                   1,352,279       2,488,205
                                                                                             -----------   -------------
                                        Total current liabilities                              7,480,550       9,062,997

LINE OF CREDIT  (Note 3)                                                                      26,406,035       4,099,034
LONG-TERM DEBT, less current portion (Note 4)                                                  5,623,948       8,363,333
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 5)                                5,387,067      12,944,653
DEFERRED INCOME TAXES                                                                          3,709,500       3,711,985
                                                                                             -----------   -------------
                                        Total liabilities                                     48,607,100      38,182,002
                                                                                             -----------   -------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
STOCKHOLDERS' EQUITY (Note 10):
Series A  Convertible  Preferred  Stock,  $.01 par  value, $100   stated  value,
5,000,000 shares authorized, 0 and 50,000 shares issued and outstanding at December 31,
1996 and 1995, respectively                                                                          --        5,000,000
Common stock, $.01 par value, 17,000,000 shares authorized, 6,739,324  and 4,835,000 shares
issued and outstanding at December 31, 1996 and 1995, respectively                                67,393          48,350
Additional paid-in capital                                                                    14,338,873       9,378,979
Retained earnings                                                                              1,802,835       1,732,613
                                                                                             -----------   -------------
                                        Total stockholders' equity                            16,209,101      16,159,942
                                                                                             -----------   -------------
                                                                                             $64,816,201   $  54,341,944
                                                                                             ===========   =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                      1996            1995            1994
                                                                  ------------    ------------    ------------
REVENUES:
   Container and modular building sales                           $ 23,618,754    $ 24,264,547    $ 18,480,503
   Leasing                                                          13,638,635      12,213,888       7,174,585
   Delivery, hauling and other                                       4,952,705       3,426,767       2,527,146
                                                                  ------------    ------------    ------------
                                                                    42,210,094      39,905,202      28,182,234

COSTS AND EXPENSES:
   Cost of container and modular building sales                     19,926,191      19,106,960      13,903,299
   Leasing, selling, and general expenses                           15,343,210      15,174,159      10,863,068
   Depreciation and amortization                                     1,713,419       1,317,974         624,754
   Restructuring charge (Note 1)                                       700,000            --              --
                                                                  ------------    ------------    ------------
INCOME FROM OPERATIONS                                               4,527,274       4,306,109       2,791,113


OTHER INCOME (EXPENSE):
   Interest income and other                                           225,053         292,686         204,007
   Interest expense                                                 (3,894,155)     (3,211,659)     (1,274,204)
                                                                  ------------    ------------    ------------


INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM        858,172       1,387,136       1,720,916

PROVISION FOR INCOME TAXES                                            (377,596)       (610,341)       (765,098)
                                                                  ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                       480,576         776,795         955,818
EXTRAORDINARY ITEM, net of income tax benefit of $322,421 (Note 3)    (410,354)           --              --
                                                                  ------------    ------------    ------------

NET INCOME                                                        $     70,222    $    776,795    $    955,818
                                                                  ============    ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

   Income before extraordinary item                               $       0.07    $       0.16    $       0.21

   Extraordinary item                                                    (0.06)           --              --
                                                                  ------------    ------------    ------------

   Net income                                                     $       0.01    $       0.16    $       0.21
                                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                          6,737,592       5,010,126       4,496,904
                                                                  ============    ============    ============

  The accompanying notes are an integral part of these condolidated statements.

                                MOBILE MINI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994

                                                                     Additional                         Total
                                       Preferred         Common         Paid-in        Retained     Stockholders'
                                         Stock           Stock          Capital        Earnings        Equity
                                      ------------    ------------   ------------    ------------   ------------
BALANCE, December 31, 1993            $       --      $     27,000   $  3,265,097    $       --     $  3,292,097
  Sale of common stock (Note 10)              --            21,350      7,005,768            --        7,027,118
  Net income                                  --              --             --           955,818        955,818
                                      ------------    ------------   ------------    ------------   ------------
BALANCE,  December 31, 1994                   --            48,350     10,270,865         955,818     11,275,033
  Sale of preferred stock  (Note         5,000,000            --         (891,886)           --        4,108,114
                                                                                                              10)
  Net income                                  --              --             --           776,795        776,795
                                      ------------    ------------   ------------    ------------   ------------
BALANCE, December 31, 1995               5,000,000          48,350      9,378,979       1,732,613     16,159,942
  Conversion of preferred stock
  (Note 10)                             (5,000,000)         19,043      4,959,894            --          (21,063)
  Net income                                  --              --             --            70,222         70,222
                                      ------------    ------------   ------------    ------------   ------------
BALANCE, December 31, 1996            $       --      $     67,393   $ 14,338,873    $  1,802,835   $ 16,209,101
                                      ============    ============   ============    ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                    1996            1995            1994
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $     70,222    $    776,795    $    955,818
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Extroardinary loss on early debt extinguishment                  410,354            --              --
    Amortization of deferred costs on credit agreement               385,473            --              --
    Depreciation and amortization                                  1,713,419       1,317,974         624,754
    Loss (gain) on disposal of property, plant and equipment           3,938           1,763            (399)
    Changes in assets and liabilities:
    Increase in receivables, net                                    (319,129)       (292,339)     (2,255,883)
    Decrease (increase) in inventories                               194,840      (1,085,216)     (2,681,378)
    Increase in prepaid and other                                    (24,410)       (219,109)       (112,169)
    Decrease (increase) in other assets                               45,902         (87,617)        (89,495)
   (Decrease) increase in accounts payable                        (1,707,818)       (825,657)      3,551,884
   (Decrease) increase in accrued liabilities                        619,649        (382,147)        618,970
   (Decrease) increase in deferred income taxes                       (2,485)        629,987         688,998
                                                                ------------    ------------    ------------

                  Net cash provided by (used in) operating         1,389,961        (165,566)      1,301,100
activities
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of container lease fleet                          (7,737,552)     (6,752,060)     (6,512,209)
  Net purchases of property, plant and equipment                  (3,013,247)     (4,025,574)     (7,918,913)
                                                                ------------    ------------    ------------

                  Net cash used in investing activities          (10,750,799)    (10,777,634)    (14,431,122)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                            22,307,001         876,804       1,427,208
  Proceeds from issuance of long-term debt                         7,127,997       5,855,982       3,290,005
  Proceeds from sale-leaseback transactions                             --         5,857,235       4,690,350
  Payment for deferred financing costs                            (1,963,484)           --              --
  Principal payments and penalties on early debt extinguishment  (14,405,879)           --              --
  Principal payments on long-term debt                            (1,334,083)     (2,081,883)     (1,081,740)
  Principal payments on capital lease obligations                 (3,043,759)     (3,089,046)     (1,505,677)
  Additional paid in capital                                         (21,063)      4,108,114       7,027,118
                                                                ------------    ------------    ------------

                  Net cash provided by financing activities        8,666,730      11,527,206      13,847,264
                                                                ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     (694,108)        584,006         717,242

CASH, beginning of year                                            1,430,651         846,645         129,403
                                                                ------------    ------------    ------------

CASH, end of year                                               $    736,543    $  1,430,651    $    846,645
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                        $  3,186,774    $  2,745,542    $  1,320,084
                                                                ============    ============    ============
  Cash paid during the year for income taxes                    $     59,958    $    277,600    $    300,692
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Capital lease obligations of $548,697,  $1,851,336 and $1,413,061 during 1996,
  1995,  and  1994,  respectively,   were  incurred  in  connection  with  lease
  agreements for containers and equipment.

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)         THE  COMPANY,   ITS  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT
            ACCOUNTING POLICIES:

         Organization

         Mobile Mini, Inc., a Delaware corporation, designs and manufactures portable steel storage containers and telecommunications shelters and acquires and refurbishes ocean-going shipping containers for sale and lease primarily in Arizona, California and Texas. It also designs and manufactures a variety of delivery systems to compliment its storage container sales and leasing activities.


         Principles of Consolidation

         The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries, Delivery Design Systems, Inc. ("DDS") and Mobile Mini I, Inc. (collectively the "Company"). All material intercompany transactions have been eliminated.


         Management's Plans

         The Company has experienced rapid growth during the last several years with revenues increasing at a 35.0% compounded rate during the last three years. This growth related to both the opening of additional sales and leasing offices in California and Texas and to an increase in leasing revenues due to the expansion of the Company's container lease fleet. Much of this growth was financed with short-term debt or capital leases, which was not adequate to meet the Company's growth needs.

         As discussed more fully in Note 3, in March 1996, the Company entered into a $41.0 million credit agreement (the "Credit Agreement") with a group of lenders. Initial borrowings under the Credit Agreement of $22,592,000 were used to refinance a majority of the Company's outstanding indebtedness with more favorable terms. The Company intends to use its remaining borrowing availability, primarily to expand its container lease fleet and related operations.

         The Company believes that its current capitalization together with borrowings available under the Credit Agreement, is sufficient to maintain the Company's current level of operations and permit controlled growth. However, should demand for the Company's products exceed current expectations, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be available or will be available on terms acceptable to the Company.

     The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new manufactured containers. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its container leasing operations. It could also cause the appraised orderly liquidation value of the containers in the lease fleet to decline. In such event, the Company's ability to finance its business through the Credit Agreement would be severly limited, as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's container lease fleet.

         The Company previously was involved in the manufacture, sale and leasing of modular steel buildings in the state of Arizona. These buildings were used primarily as portable schools, but could be used for a variety of purposes. Although the Company believes its modular buildings were superior to the wood-framed buildings offered by its competitors, the Company was not able to generate acceptable margins on this product line. During 1996, the Company implemented a strategic restructuring program designed to concentrate management effort and resources and better position itself to achieve its strategic growth objectives. As a result of this program, the Company's 1996 results include charges of $700,000 ($400,000 after tax, or $.06 per share) for costs associated with restructuring the Company's manufacturing operations and for other related charges. These charges were recorded in the fourth quarter of 1996, and were comprised of the write-down of assets used in the Company's discontinued modular building operations and related severance obligations ($300,000), and the write-down of other fixed assets ($400,000). By discontinuing its modular building operations, the Company will be able to utilize the management resources and production capacity previously utilized by this division to expand the Company's telecommunications shelter business and its container leasing operations.

         Revenue Recognition

         The Company recognizes revenue from sales of containers upon delivery. Revenue generated under container leases is recognized on a straight-line basis over the term of the related lease.

         Revenue under certain contracts for the manufacture of modular buildings is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Costs and estimated earnings less billings on uncompleted contracts of approximately $141,000 and $112,000 in 1996 and 1995, respectively, represent amounts received in excess of revenue recognized and are included in accrued liabilities in the accompanying balance sheet. In 1995, costs and estimated revenue recognized in excess of amounts billed were included in receivables.

         Revenue for container delivery, pick-up and hauling is recognized as the related services are provided.

         Concentrations of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, consist primarily of trade accounts receivable. The Company's trade accounts receivable are generally secured by the related container or modular building sold or leased to the customer.

         The Company does not rely on any one customer base. The Company's sales and leasing customers by major category are presented below as a percentage of units sold/leased:

                                                                          1996                                   1995
                                                               ---------------------------            ----------------------------

                                                                  Sales        Leasing                    Sales        Leasing
Retail and wholesale businesses                                    54%           52%                       50%           44%

Homeowners                                                          5%           17%                       6%            22%

Construction                                                       12%           22%                       10%           23%

Institutions                                                       14%            4%                       20%            5%

Government, industrial and other                                   15%            5%                       14%            6%

         Inventories


         Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31 consisted of the following:
                                                      1996               1995
                                                   ----------         ----------
Raw materials and supplies                         $3,547,487         $2,858,181
Work-in-process                                       288,986            883,814
Finished containers                                 1,161,909          1,451,227
                                                   ==========         ==========
                                                   $4,998,382         $5,193,222
                                                   ==========         ==========

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives. Salvage values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred.

         Property,   plant  and  equipment  at  December  31  consisted  of  the following:

                                                          Estimated Useful Life
                                                                 in Years

                                                                                        1996              1995
                                                                                  ----------------  ----------
                   Land                                             -                $    708,555    $     328,555

                   Vehicles and equipment                        5 to 10               11,218,281        9,469,092

                   Buildings and improvements                       30                  6,958,247        6,363,154

                   Office fixtures and equipment                 5 to 20                2,514,812        1,714,312
                                                                                     ------------    -------------

                                                                                       21,399,895       17,875,113

                   Less-Accumulated depreciation                                       (3,703,849)      (2,402,949)
                                                                                     ------------    -------------

                                                                                    $  17,696,046    $  15,472,164
                                                                                    ==============   =============

         At December 31, 1996 and 1995, substantially all property, plant and equipment has been pledged as collateral for long-term debt obligations and obligations under capital lease (see Notes 3, 4 and 5).

         Accrued Liabilities

         Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $412,000 and $505,000 for the years ended December 31, 1996 and 1995, respectively.

         Earnings Per Common and Common  Share Equivalent

         Earnings per common and common share equivalent is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Fully diluted and primary earnings per common and common share equivalent are considered equal for all periods presented.

         Fair Value of Financial Instruments

         The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

         The carrying amounts of cash, receivables and accounts payable approximate fair values. The carrying amounts of the Company's borrowing under the line of credit agreement and long-term debt instruments approximate their fair value. The fair value of the Company's long-term debt and line of credit is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Deferred Financing Costs

         Included in other assets are deferred financing costs of $1,659,218 and $172,715 at December 31, 1996 and 1995, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straignt line method.

         Advertising Expense

The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Advertising expense totaled $2,341,000 and $2,258,000 in 1996 and 1995, respectively.

         Use of Estimates


         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


         Recently Issued Accounting Standard


         Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was adopted in 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or its results of operations.


(2)      CONTAINER LEASE FLEET:


         The Company has a container lease fleet consisting of refurbished or constructed containers and modular buildings that are leased to customers under operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the containers' and modular buildings' estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. At December 31, 1996 and 1995, approximately $6.9 million and $24.9 million, respectively of containers and modular buildings included in the container lease fleet have been pledged as collateral for long-term debt and obligations under capital leases and, at December 31, 1996. The balance of the containers are secured as collateral under the Credit
Agreement (see Notes 3, 4 and 5). Normal repairs and maintenance to the containers and modular buildings are expensed as incurred.


(3)      LINE OF CREDIT:


         In March 1996, the Company entered into the Credit Agreement with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, as amended, the Lenders have provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.


         Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at lease annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly. The term of this line of credit is three years, with a one-year extension option.


         In connection with the closing of the Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, the Company recognized costs previously deferred related to certain indebtedness and prepayment penalties resulting in an extraordinary charge to earnings of $410,000 ($732,000 net of a $322,000 benefit for income taxes).


         The line of credit balance outstanding at December 31, 1996, was approximately $26.4 million and is classified as a long-term obligation in the accompanying 1996 balance sheet. The amount available for borrowing was approximately $957,000 at December 31, 1996. Prior to the refinancing, the Company had available short-term lines of credit which bore interest at 1.5% over the prime rate. During 1996 and 1995, the weighted average interest rate under the lines of credit was 8.73% and 10.2%, respectively, and the average balance outstanding during 1996 and 1995 was approximately $20.3 million and $4.2 million, respectively.


         The Credit Agreement contains several covenants including a minimum tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, the Credit Agreement contains limits on capital expenditures and the incurrence of additional debt, as well as prohibiting the payment of dividends.

(4)      LONG TERM DEBT:


         Long-term debt at December 31, consists of the following:

                                                                                            1996           1995
                                                                                       -------------- ---------
        Notes  payable to BT Commercial Corporation, interest ranging from 3.25%
        over  Eurodollar  rate (5.6% at  December  31, 1996) to 1.75% over prime
        (8.25% at December 31, 1996),  fixed  monthly  installments of principal plus  interest,  due  March  2001,  secured  by  various  classes of the
        Company's assets                                                               $ 5,437,500    $     -

        Notes payable,  interest ranging from 9% to 12.2%,  monthly installments of  principal  and  interest,  due March 1997  through  September  2001,
        secured by equipment and vehicles                                                   743,867       3,122,665

        Notes  payable,  interest  ranging  from  11.49  %  to  12.63%,  monthly installments  of principal and interest,  due July 2000 through  January
        2001, secured by containers                                                         706,796       4,342,043

        Short  term  note  payable to financial  institution,  interest at 6.89%
        payable in fixed monthly installments due March 1997, unsecured                     114,614           -

        Notes payable to banks, interest ranging from 1.75% to 2.75% over prime, monthly  installments  of principal  and  interest,  paid  off in  March
        1996,  secured by deeds of trust on real property.                                     -          1,635,806
                                                                                        -----------     -----------

                                                                                          7,002,777       9,100,514
        Less:  Current portion                                                           (1,378,829)       (737,181)
                                                                                        -----------     -----------
                                                                                        $ 5,623,948     $ 8,363,333
                                                                                        ============    ===========

         Future maturities under long-term debt are as follows:

                   Years ending December 31,                       1996
                                                               -----------
                                1997                           $ 1,378,829
                                1998                             1,673,650
                                1999                             1,806,743
                                2000                             1,707,031
                                2001                               436,524
                                                               -----------
                                                               $ 7,002,777
                                Less: current portion           (1,378,829)
                                                               -----------
                                                               $ 5,623,948
                                                               ===========

         The  Credit   Agreement   with  BT  Commercial   Corporation   contains
restrictive covenants. See Note 3

(5)      OBLIGATIONS UNDER CAPITAL LEASES:


         The Company leases certain storage containers and equipment under capital leases expiring through 2001. Certain storage container leases were entered into under sale-leaseback arrangements with various leasing companies. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the containers. These leases have been capitalized using interest rates ranging from approximately 8% to 14%. The leases are secured by storage containers and equipment under lease.


         During 1995 and 1994, the Company entered into multi-year agreements (the "Leases") to lease a number of portable classrooms to school districts in Arizona. Subsequent to entering the leases, the Company "sold" the portable classrooms and assigned the Leases to an unrelated third party financial institution (the "Assignee"). In addition, the Company entered into Remarketing/Releasing Agreements (the "Agreements") with the Assignee. The Agreements provide that the Company will be the exclusive selling/leasing agent upon the termination of the aforementioned Leases for a period of 12 months. If the Company is successful in releasing the buildings and the Assignee receives, via lease payments, an amount equal to the Base Price, as defined, plus any reimbursed remarketing costs of the Company, the Company has the option to repurchase the buildings for $1 each. If the Company sells any of the buildings, the Assignee shall receive from each sale that portion of the Base Price allocated to the building sold plus costs the Assignee has reimbursed to the Company plus interest on those combined amounts from the date of the Lease termination at the Assignee's prime rate plus 4%. Any sales proceeds in excess of this amount are to be remitted to the Company.


         In the event the Company has not released or sold the buildings within 12 months of the termination of the Leases, the Assignee has the right to require the Company to repurchase the buildings for the Base Price plus all costs the Assignee has reimbursed to the Company plus interest thereon at the Assignee's prime rate plus 4% since the termination of the Lease. For financial reporting purposes these transactions were accounted for as capital leases in accordance with SFAS No. 13, Accounting for Leases. For income tax purposes these transactions were treated as sales.


         During 1996, leases on 15 of the buildings matured and the Company sold all 15 portable buildings in 1996 pursuant to the Agreements. The revenues from these sales are included in the accompanying statements of operations and the underlying capital lease obligations for these buildings were paid in full at December 31, 1996.


         Future payments of obligations under capital leases:



                Years ending December 31,
                1997                                            $  2,091,580
                                      -33-

                1998                                               2,456,136
                1999                                               2,405,222
                2000                                               1,313,241
                2001                                                  54,418
                                                                 -----------
                Total payments                                     8,320,598
                Less:  Amounts representing interest
                                                                  (1,581,251)
                                                                 -----------

                                                                   6,739,347
                Less:  Current portion
                                                                  (1,352,279)
                                                                 -----------
                                                                 $ 5,387,067
                                                                 ===========


         Certain obligations under capital leases contain financial covenants which include that the Company maintains a specified interest expense coverage ratio and a required debt to equity ratio.


         Gains from sale-leaseback transactions have been deferred and are being amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 1996 and 1995, approximated $288,000 and $305,000, respectively, and are reflected as a reduction in the container lease fleet in the accompanying financial statements.


         Included in the accompanying statements of operations are revenues of approximately $3,645,000 in 1995 for container sales under sale-leaseback transactions where no profit was recognized. The Company did not enter into any significant sale-leaseback transactions during 1996.


(6)      INCOME TAXES:


         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.


         The provision for income taxes at December 31, 1996, 1995 and 1994 consisted of the following:



                                            1996            1995          1994
                                          --------      ----------      --------

Current                                   $   -         $    -          $  -
Deferred                                   377,596         610,341       765,098
                                          --------      ----------      --------
                     Total                $377,596      $  610,341      $765,098
                                          ========      ==========      ========

         The components of the net deferred tax liability at December 31, 1996 and 1995 are as follows:

                                                                                  1996                   1995
                                                                             ----------------      ------------------
       Net long-term deferred tax liability:
          Accelerated tax depreciation                                          $ (7,363,000)       $  (5,450,000)
          Deferred gain on sale-leaseback transactions                              (429,000)             136,000
          Deferred revenue (Note 5)                                                     -                 (87,000)
          Alternative minimum tax credit                                             211,000              211,000
          Reserve and other                                                          324,500              (68,000)
          Net operating loss carryforwards                                         3,369,000            1,412,000
          Valuation allowance                                                        (13,000)             (13,000)
                                                                             ----------------      ------------------
                                                                                  (3,900,500)          (3,859,000)
                                                                             ----------------      ------------------

       Net short-term deferred tax asset:
          Valuation reserve for accounts receivable                                  113,000               66,000
          Unicap adjustment                                                           40,000               51,000
          Vacation reserve                                                            38,000               30,000
                                                                             ----------------      ------------------
                                                                                     191,000              147,000
                                                                             ----------------      ------------------

                                                                                $ (3,709,500)       $  (3,712,000)
                                                                             ================      ==================

         SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


         Stock issuances by the Company may cause a change in ownership under the provisions of the Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carryforwards may be subject to annual limitations. Due to a change in ownership during 1996, approximately $1,300,000 of the Company's net operating losses are subject to limitation.


         A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                                       1996             1995            1994
                                                                  ---------------   -------------   -------------

                  Statutory federal rate                                 34%             34%            34%
                  State taxes, net of federal benefit                     6              6               8
                  Effect of permanent differences                         4              4               2
                                                                  ===============   =============   =============
                                                                         44%             44%             44%
                                                                  ===============   =============   =============

         Net operating loss carryforwards for federal income tax purposes totalled $8.0 million and $3.6 million at December 31, 1996 and 1995, respectively, and expire from 2008 through 2011.

(7)      TRANSACTIONS WITH RELATED PARTIES:


         Effective December 31, 1993, Richard E. Bunger contributed substantially all of the assets and liabilities of Mobile Mini Storage Systems ("MMSS") and the stock of DDS to the Company in exchange for 2,700,000 shares of common stock and the assumption of certain liabilities by the Company. Such liabilities include liabilities associated with the MMSS operations and certain income tax liabilities of Mr. Bunger and an affiliate arising from the MMSS operations occurring prior to January 1, 1994. These income tax liabilities were approximately $2,821,000. The Company will indemnify and defend Mr. Bunger against loss or expense related to all liabilities assumed by the Company and for any contingent liabilities arising from past operations.

         The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Mr. Bunger's five children. Annual payments under these leases currently total approximately $70,000 with an annual adjustment based on the Consumer Price Index. The term of each of these leases will expire on December 31, 2003. Additionally, the Company leases its Rialto, California facility from Mobile Mini Systems, Inc., an affiliate, wholly owned by Mr. Bunger, for total annual lease payments of $204,000, with annual adjustments based on the Consumer Price Index. The Rialto lease is for a term of 15 years expiring on December 31, 2011. Management believes the rental rates reflect the fair market value of these properties. The Company purchased certain leased property at its Maricopa, Arizona facility from Mr. Bunger on March 29, 1996, for a purchase price of $335,000, which management believes reflects the fair market value of the property.


         All ongoing and future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested directors.


(8)      BENEFIT PLANS:


         Stock Option Plan


         In August 1994, the Company`s board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan ("the Plan"). Under the terms of the Plan, both incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company's directors and key personnel, and to providers of various services to the Company. The purpose of the Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance or services affect the Company.


         Under the Plan, as amended in 1996, options to purchase a maximum of 543,125 shares of the Company's common stock may be granted. The exercise price for any option granted under the Plan may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock comprising more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time the option is granted. The option holder may pay the exercise price in cash or by delivery of previously acquired shares of common stock of the Company that have been held for at least six months.


         The Plan is administered by the compensation committee of the board of directors which will determine whether such options will be granted, whether such options will be ISOs or non-qualified options, which directors, officers, key personnel and service providers will be granted options, the restrictions upon the forfeitablity of such options and the number of options to be granted, subject to the aggregate maximum number set forth above. Each option granted must terminate no more than 10 years from the date it is granted.


         The board of directors may amend the Plan at any time, except that approval by the Company's shareholders may be required for any amendment that increases the aggregate number of shares which may be issued pursuant to the Plan, changes the class of persons eligible to receive such options, modifies the period within which the options may be granted, modifies the period within which the options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the Plan. Unless previously terminated by the board of directors, the Plan will terminate in November, 2003, but any option granted thereunder will continue throughout the terms of such option.


         The following summarizes the activity for the Plan for the years ended December 31, 1996 and 1995:

                                                             1996                               1995
                                                 ------------------------------   ----------------------------------
                                                     Number     Weighted Average      Number       Weighted Average
                                                   of Shares    Exercise Price      of Shares       Exercise Price
                                                 -------------------------------------------------------------------
          Options outstanding,
          beginning of year                          241,000    $4.04                128,000                $4.11
          Granted                                    156,000    $3.43                143,000                $3.94
          Canceled/Expired                           (50,000)   $3.16                (30,000)               $3.88
          Exercised                                     -       -                       -                     -
                                                 --------------- ----            ----------------        ------------
          Options outstanding, end of year           347,000    $3.89                241,000                $4.04
                                                 --------------- ----            ----------------        ------------
          Options exercisable, end of year           158,500                          89,250
                                                 ---------------                 ----------------

          Range of exercise prices                $3.12-$3.85                     $3.75-$5.38
                                                 ===============                 ================
          Weighted average fair value of                $1.70                           $ .97
            options granted
                                                 ===============                 ================

     At December 31, 1996, the weighted average remaining contractual life of the options outstanding was 7.6 years.


         Statement of Financial Accounting Standards No. 123


         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under the Plan using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to remain under the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.


         The Company has computed for pro forma disclosure purposes the value of all options and warrants granted during 1995 and 1996, using the following weighted average assumptions used for grants:

                Risk free interest rate                                6.4%
                Expected dividend yield                                None
                Expected holding period                               4 years
                Expected volatility                                     48%


         Options were assumed to be exercised at the end of the four year expected life for the purpose of this valuation. Adjustments were not made for options forfeited prior to vesting. The total value of options granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the average holding period of options:


                Year ended December 31, 1996                     $99,418

                Year ended December 31, 1995                     $56,838


         If the Company had accounted for stock options issued to employees using a fair value based method of accounting, the Company's net income and net income per share would have been reported as follows:



                                                   Year Ended December 31,
                                                    1996            1995
                                               ------------     ------------
       Net Income:
            As reported                         $   70,222       $  776,795
            Pro forma                               14,548          744,966
       Net income per common share
         and common share equivalent:
            As reported                         $     0.01       $     0.16
            Pro forma                                 0.00             0.15


         The effects of applying SFAS No. 123 for providing pro forma disclosures for 1996 and 1995 are not likely to be representative of the effects on reported net income and net income per common share equivalent for future years, because options vest over several years and additional awards generally are made each year, and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.


         401(k) Plan


         In 1995, the Company established a contributory retirement plan (the "401(k) Plan") covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.


         The 401(k) Plan provides that each participant may annually contribute 2% to 15% of their respective salary, not to exceed the statutory limit. The Company may elect to make a qualified non-elective contribution in an amount as determined by the Company. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named plans. The Company did not elect to make any qualified non-elective contributions or profit sharing contributions to the 401(k) Plan during 1996 or 1995.

(9)      COMMITMENTS AND CONTINGENCIES:


         As discussed more fully in Note 7, the Company is obligated under noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties, as well as operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $649,000, $515,000 and $342,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Total future commitments under all noncancelable agreements for the years ended December 31, are as follows:


             1997                                        $800,987
             1998                                         821,825
             1999                                         837,417
             2000                                         770,668
             2001                                         585,319
             Thereafter                                 3,821,386
                                                        ---------
                                                       $7,637,602
                                                       ==========



         The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending administrative proceedings is adequately provided for in the accompanying financial statements and any adverse outcome will not have a material impact on the Company's results of operations or its financial condition.


(10)     STOCKHOLDERS' EQUITY:


         Initial Public Offering


         In February 1994, the Company successfully completed an initial public offering of 937,500 Units, each Unit consisting of two shares of common stock and one detachable common stock warrant for the purchase of one share of common stock for $5.00 per share. An additional 130,000 Units were sold in March 1994 pursuant to the underwriters' over-allotment option. Net proceeds to the Company totaled $7,027,118.


         The Company also granted the underwriters a warrant ("Underwriters' Warrant") for the purchase of an additional 93,750 Units. The Underwriters' Warrant is exercisable for four years, commencing on February 17, 1995, at an exercise price of $12.00 per unit. As of December 31, 1995, none of the detachable common stock warrants or Underwriters' Warrants had been exercised.


         Series A Convertible Preferred Stock


         In December 1995, the Company completed the private placement of 50,000 shares of Series A Convertible Preferred Stock ("Series A"), $.01 par value, $100 stated value, for aggregate net proceeds of $4.1 million. Pursuant to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11. EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         Information required to be disclosed in Items 10, 11, and 12 of this Report are incorporated by reference to the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Effective December 31, 1993, Richard E. Bunger, an executive officer, director and founder of the Company, contributed substantially all of the assets and liabilities of MMSS and the stock of DDS to the Company in exchange for 2,700,000 shares of Common Stock and the assumption of certain liabilities by the Company. Such liabilities include liabilities associated with the MMSS assets and operations and certain income tax liabilities of Mr. Bunger and an affiliate arising from the MMSS operations occurring prior to January 1, 1994. Such income tax liabilities were estimated at $428,000. Deferred income tax liabilities associated with the assets contributed, established at $2,393,000, were also required to be recognized by the Company in connection with such capitalization. The Company will indemnify and defend Mr. Bunger against loss or expense related to all liabilities assumed by the Company and for any contingent liabilities arising from past operations. Prior to the capitalization of the Company, Mr. Bunger personally guaranteed the Company's lines of credit and other material debts. These obligations have subsequently been extinguished by payment of the debts by the Company.


         The Company leases certain of its business locations from affiliates of Mr. Bunger, including his children. The Company entered into an agreement, effective January 1, 1994, to lease a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Richard E. Bunger's five children. Total annual base lease payments under these leases currently equal $66,000, with annual adjustment based on the consumer price index. Lease payments in fiscal year 1996 equaled $69,702. The term of each of these leases will expire on December 31, 2003. Prior to 1994, these properties were leased by the Company's predecessor at annual rental payments equaling $14,000. Additionally, the Company entered into an agreement effective January 1, 1994 to lease its Rialto facility from Mobile Mini Systems, Inc. for total annual base lease payments of $204,000 with annual adjustments based on the consumer price index. This lease agreement was extended for and additional five years during 1996. Lease payments in fiscal year 1996 equaled $215,442. Prior to 1994, the Rialto site was leased to the Company's predecessor at an annual rate of $132,000. Management believes the increase in rental rates reflect the fair market rental value of these properties. Prior to the effectiveness of the written leases, the terms were approved by the Company's independent and disinterested directors.

         In March 1994 the Company's manufacturing facility in Maricopa, Arizona needed additional acreage to expand its manufacturing capabilities and began using approximately 22 acres of property owned by Richard E. Bunger. The Company leased this property from Mr. Bunger with annual payments of $40,000 with an annual adjustment based on the Consumer Price Index. The Company purchased the property from Mr. Bunger on March 29, 1996 for a purchase price of $335,000, which management believes reflects the fair market value of the property.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)      Documents filed as part of this Report:


         (1) The financial statements required to be included in this Report are included in ITEM 8 of this Report.

         (2) The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules have been omitted because they are not applicable or not required.

         (3)      Exhibits

Number   Description                                                                   Page

3.1(1)   Certificate  of  Incorporation  of  Mobile  Mini,  Inc.;  Amendment  to
         Certificate of Incorporation of Mobile Mini, Inc.;  Second Amendment to
         Certificate of  Incorporation  of Mobile Mini, Inc.; Third Amendment to
         Certificate of Incorporation of Mobile Mini, Inc.;  Fourth Amendment to
         Certificate of Incorporation  of Mobile Mini,  Inc.;  By-Laws of Mobile
         Mini, Inc.
3.2(4)   Fifth  Certificate  of  Amendment  to  Certificate  to  Certificate  of
         Incorporation of Mobile Mini, Inc.
3.3(4)   Certificate of Designations of Series A Convertible  Preferred Stock of
         Mobile Mini, Inc.
4.1(1)   Form of Underwriters' Warrant
4.2(1)   Form of Warrant  Agreement by and between  Mobile  Mini,  Inc. and Bank
         One, Arizona, NA dated January 31, 1994
4.3(1)   Form of Common Stock Certificate
4.4(1)   Form of Warrant Certificate
10.2(1)  Form of Employment Agreement
10.3(2)  Mobile Mini, Inc. 1994 Stock Option Plan dated August 1, 1994
10.4     Statement regarding amendment to 1994 Stock Option Plan
10.5(5)  Credit  Agreement  dated as of March 28, 1996 among Mobile Mini,  Inc., each of the  financial  institutions  initially  a  signatory  thereto, together with assignees, as Lenders, and BT Commercial Corporation,  as
         Agent.
10.6     Amendment No. 1 to Credit Agreement
10.7     Amendment No. 2 to Credit Agreement
10.8(1)  Lease  Agreement by and between  Steven G.  Bunger,  Michael J. Bunger,
         Carolyn  A.   Clawson,   Jennifer   J.   Blackwell,   Susan  E.  Bunger
         (collectively  "Landlord") and Mobile Mini Storage  Systems  ("Tenant")
         dated January 1, 1994
10.9(1)  Lease  Agreement by and between  Steven G.  Bunger,  Michael J. Bunger,
         Carolyn  A.   Clawson,   Jennifer   J.   Blackwell,   Susan  E.  Bunger
         (collectively  "Landlord") and Mobile Mini Storage  Systems  ("Tenant")
         dated January 1, 1994
10.10(1) Lease  Agreement by and between  Steven G.  Bunger,  Michael J. Bunger,
         Carolyn  A.   Clawson,   Jennifer   J.   Blackwell,   Susan  E.  Bunger
         (collectively  "Landlord") and Mobile Mini Storage  Systems  ("Tenant")
         dated January 1, 1994
10.11(1) Lease Agreement by and between Mobile Mini Systems,  Inc.  ("Landlord")
         and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.12(2) Amendment to Lease  Agreement by and between Steven G. Bunger,  Michael
         J. Bunger, Carolyn A. Clawson,

         Jennifer J. Blackwell,  Susan E. Bunger  (collectively  "Landlord") and
         Mobile Mini Storage Systems ("Tenant") dated August 15, 1994

10.13(2) Amendment to Lease  Agreement by and between Steven G. Bunger,  Michael
         J. Bunger, Carolyn A. Clawson,  Jennifer J. Blackwell,  Susan E. Bunger
         (collectively  "Landlord") and Mobile Mini Storage  Systems  ("Tenant")
         dated August 15, 1994
10.14(2) Amendment to Lease  Agreement by and between Steven G. Bunger,  Michael
         J. Bunger, Carolyn A. Clawson,  Jennifer J. Blackwell,  Susan E. Bunger
         (collectively  "Landlord") and Mobile Mini Storage  Systems  ("Tenant")
         dated August 15, 1994
10.15(3) Amendment  to  Lease  Agreement  by and  between  Mobile  Mini  Storage
         Systems, Inc., a California corporation,  ("Landlord"), and the Company dated December 30, 1994.
10.16(5) Lease  Agreement  by and  between  Richard  E. and  Barbara  M.  Bunger
         ("Landlord") and the Company ("Tenant'") dated November 1, 1995.
10.17(5) Amendment to Lease  Agreement by and between  Richard E. and Barbara M.
         Bunger ("Landlord") and the Company ("Tenant'") dated November 1, 1995.
10.18    Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems,
         Inc. and the Company
10.19(1) Patents and Patents Pending
10.20(1) U.S. and Canadian Tradename and Service Mark Registration
11       Statement Re: Computation of Per Share Earnings
21       Subsidiaries of Mobile Mini, Inc.
23       Consent of Arthur Andersen LLP
99       Selected Financial Data

All other exhibits are omitted as the information required is inapplicable
(1)  Incorporated by reference from the Registrant's  Registration  Statement on
     Form SB-2 (No. 33-71528-LA), as amended
(2)  Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1994
(3)  Incorporated by reference from the Registrant's  Form 10-KSB for the fiscal year ended December 31, 1994
(4)  Incorporated by reference from the Registrant's  Form 8-A filed January 29,
     1996
(5)  Incorporated by reference from the Registrant's  Form 10-KSB for the fiscal year ended December 31, 1995

(b)  Reports on Form 8-K



None

                                                                     SCHEDULE II



                               MOBILE MINI, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                     December 31,
                                       -----------------------------------------
                                          1996           1995           1994
                                          ----           ----           ----
Allowance for doubtful accounts:
     Balance at beginning of period     $157,659       $256,022       $105,694
     Provision charged to expense        502,065        382,653        339,642
     Write-offs                         (391,543)      (481,016)      (189,314)
                                         -------        -------        -------
     Balance at end of period           $268,181       $157,659       $256,022
                                         =======        =======        =======

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MOBILE MINI, INC.
                                  (Registrant)


Date:  March 28, 1997                                            By:          /s/ Richard E. Bunger
                                                                      -----------------------------
                                                                     Richard E. Bunger, Chief Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997                                            By:          /s/ Richard E. Bunger
                                                                      -----------------------------
                                                                     Richard E. Bunger, Chief Executive Officer and Director


Date:  March 28, 1997                                            By:          /s/ Lawrence Trachtenberg
                                                                      ---------------------------------
                                                                     Lawrence Trachtenberg, Chief Financial Officer and Director


Date:  March 28, 1997                                            By:          /s/ Steven G. Bunger
                                                                      ----------------------------
                                                                     Steven G. Bunger, Chief Operating Officer and Director


Date:  March 28, 1997                                            By:          /s/ Ronald J. Marusiak
                                                                      ------------------------------
                                                                      Ronald J. Marusiak, Director


Date:  March 28, 1997                                            By:          /s/ George Berkner
                                                                      --------------------------
                                                                     George Berkner, Director

                                      -44-