Form 10-K/A
period 1996-12-31
MOBILE MINI INC
filed 1997-04-29
CIK 911109

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  Form 10-K/A-1

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 25, 1997 of the voting stock owned by non-affiliates of the registrant was $11,872,272 (calculated by excluding all shares held by executive officers, directors and holders of five percent of more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities law).

As of March 25, 1997, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

Documents incorporated by reference:  None

================================================================================

The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, by deleting the information heretofore filed therein under Items 10, 11 and 12 of Part III, and inserting therefor the following:


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Set forth below are the names and ages of and other relevant information about the directors and executive officers of the Company.


         Richard E. Bunger, age 59, Chairman of the Board and Director, founded the Company's operations in 1983 and also served as the Company's Chief Executive Officer and President from inception through April 1997. Mr. Bunger has been awarded approximately 70 patents, many related to portable storage technology. For a period of approximately 25 years prior to founding the Company, Mr. Bunger owned and operated Corral Industries Incorporated, a worldwide designer/builder of integrated animal production facilities, and a designer/builder of mini storage facilities.


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


         Steven G. Bunger, age 35, Chief Executive Officer, President and Director since April 1997. Prior to April 1997 Mr. Bunger served as the Company's Chief Operating Officer and was responsible for overseeing all of the Company's operations and sales activities with overall responsibility for advertising, marketing and pricing. Mr. Bunger graduated from Arizona State University in 1986 with a B.A.-Business Administration. He is the son of Richard E. Bunger.


         George E. Berkner, age 62, Director, became a member of the Board of Directors of the Company in December, 1993. From August, 1992 to present, Mr. Berkner has been the Vice President of AdGraphics, Inc., a computer graphics company. From May, 1990 to August, 1992, Mr. Berkner was a private investor. From February, 1972 until May, 1990, Mr. Berkner was the President and Chief Executive Officer of Gila River Products, a plastics manufacturer with 155 employees. Mr. Berkner is also a director of Auto X-Ray, Inc. Mr. Berkner graduated from St. Johns University with a B.A.-Economics/Business in 1956.


         Ronald J. Marusiak, age 49, Director, became a member of the Board of Directors of the Company in February 1996. From January 1988 to present, Mr. Marusiak has been the Division President of Micro-Tronics, Inc., a corporation engaged in precision machining and tool and die building for companies throughout the U.S. Mr. Marusiak is the co-owner of R2B2 Systems, Inc., a computer hardware and software company. Mr. Marusiak is also a director of McKee Securities, Inc. Mr. Marusiak received a Masters of Science in Management from LaVerne University in 1979 and graduated from the United States Air Force Academy in 1971.

         Burton K. Kennedy Jr., age 49, Senior Vice President of Sales and Marketing, was originally with the Company's predecessor from March 1986 until September 1991, and rejoined the Company July of 1996. Mr. Kennedy has the overall responsibility for all branch lease and sale operations and also directs the acquisition of container inventory. From September 1993 through June 1996, Mr. Kennedy served in various executive positions with National Security Containers, a division of Cavco, Inc. From April 1992 through August 1993 he was a working partner in American Bonsai.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC") and The Nasdaq Stock Market. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Officers, directors and greater than ten-percent shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year ended December 31, 1996 all officers, directors, and greater than ten-percent beneficial owners complied with the applicable Section 16(a) filing requirements except for the following:

Mr. Marusiak filed on July 31, 1996, subsequent to the required filing date, Form 4s reporting, respectively, the acquisition in May and June 1996 by the Micro-Tronics, Inc. Profit Sharing Plan and Trust of a warrants to purchase an aggregate of 7,000 shares of the Company's Common Stock (Mr. Marusiak has a pro rata ownership share of 20% to the assets held in such Plan) and the acquisition in June 1996 of 500 shares of the Company's Common Stock by Mr. Marusiak's children.


ITEM 11.       EXECUTIVE COMPENSATION.


         Compensation Summary of Executive Officers


The following table sets forth certain compensation paid or accrued by the Company during the fiscal year ended December 31, 1996 to the Chief Executive Officer ("CEO") and executive officers of the Company whose salary and bonus exceeded $100,000 (collectively with the CEO, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                        Annual Compensation           Compensation
                                                     -------------------------        ------------
                                                                             Other
                                                                            Annual
Name and Principal                         Fiscal                           Compen-      Stock         All Other
Position(1)                                 Year     Salary      Bonus      sation      Options      Compensation
-----------------------------------------------------------------------------------------------------------------
Richard E. Bunger,                          1996    $100,000    $107,873      --           --        $ 4,100(2)
Chief Executive Officer                     1995     104,167      77,808      --           --          4,100(2)
                                            1994     125,000        --        --         75,000        4,100(2)


Lawrence Trachtenberg                       1996     $50,000     $95,887      --         25,000      $ 5,000(3)
Chief Financial Officer,                    1995        --          --        --         50,000          --
Executive Vice President                    1994        --          --        --           --            --

Steven G. Bunger,                           1996     $50,000    $ 95,887      --         25,000      $ 5,000(3)
Chief Operating Officer, Executive Vice     1995      42,500      94,128      --         50,000        4,375(3)
President                                   1994      20,000     103,988      --           --            --

--------------------

(1) The named positions served in these capacities through Fiscal year end 1996. In April 1997, Steven G. Bunger succeeded Mr. Richard E. Bunger as the Company's Chief Executive Officer and President.

(2) The Company provides Mr. Bunger with the use of a Company-owned vehicle. The amount shown represents the Company's estimate of costs borne by it in connection with the vehicle, including fuel, maintenance, license fees and other operating costs.

(3) Mr. Trachtenberg and Mr. Steven Bunger are each paid $5,000 per year in consideration of their respective non-compete agreements. Mr. Bunger entered into such agreement after the commencement of the 1995 fiscal year.

Option Grants


The following table sets forth certain information regarding the grant and exercise of options to the Named Officers in 1996.


                        OPTION GRANTS IN FISCAL YEAR 1996

                                        % of Total                                     Potential Realizable Value at
                                       Options/SARs                                 Assumed Annual Rate of Stock Price
                                        Granted to     Exercise or                        Appreciation for Option
           Name        Options/SARs    Employees in     Base Price     Expiration                  Term
                         Granted       Fiscal Year        ($/Sh)          Date            5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------
Richard E. Bunger          -0-             --              --              --              --               --

Lawrence Trachtenberg     25,000           25%            $3.50       April 2006        $55,028          $139,452

Steven G. Bunger          25,000           25%            $3.85       April 2001        $26,592          $ 58,762

(1) This disclosure is provided pursuant to Item 402(c) of Regulation S-K and assumes that the actual stock price appreciation over the maximum remaining option terms (10 and 5 years for Mr. Trachtenberg's and Mr. Bunger's options, respectively) will be at the assumed 5% and 10% levels.

Option Exercises and Values


         The following table sets forth certain information regarding the exercise and values of options held by the Named Officers as of December 31, 1996.


                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                         Value of Unexercised
                                                               Number of Unexercised   In-the-Money Options at
                                                              Options at December 31,         December 31,
                                                                       1996                     1996(1)

                        Shares Acquired on                          Exercisable/             Exercisable/
             Name            Exercise         Value Realized       Unexercisable            Unexercisable
--------------------------------------------------------------------------------------------------------------
Richard E. Bunger             -                   -              45,000/30,000                $0/$0

Lawrence Trachtenberg         -                   -              25,000/50,000                $0/$0

Steven G. Bunger              -                   -              25,000/50,000                $0/$0


(1) All the exercisable options were exercisable at a price greater than the last reported sale price of the Common Stock ($3.125) on the Nasdaq Stock Market National Market System on December 31, 1996.


Employment Agreements


         The Company provides Mr. Richard Bunger with life insurance (of which the Company is the beneficiary) in the amount of $2,000,000, a Company vehicle, and all the employee benefits provided to the Company's executive employees.


         Although the Company has not entered into any long-term employment contracts with any of its employees, the Company has entered into numerous agreements with key employees which are terminable at will, with or without cause, including agreements with Lawrence Trachtenberg and Steven G. Bunger. Each of these agreements contains a covenant not to compete for a period of two years after termination of employment and a covenant not to disclose confidential information of a proprietary nature to third parties.


         The Company had numerous bonus and incentive arrangements with several employees during 1996, including Mr. Richard Bunger, Mr. Trachtenberg and Mr. Steven G. Bunger. These agreements included an incentive program to provide financial awards for an increase in revenues or for the attainment of quotas. Mr. Richard Bunger, Mr. Trachtenberg and Mr. Steven G. Bunger received a percentage of gross profit as incentive compensation. These compensation agreements were evaluated by an independent executive compensation consulting organization and effective January 1, 1997, the employees, including Mr. Richard Bunger, Mr. Trachtenberg and Mr. Steven Bunger are being compensated in 1997 based on commensurate fair market salaries.

Compensation of Directors


         The Company's directors (other than officers of the Company) received cash compensation for service on the Board of Directors and committees thereof in the amount of $500 per quarterly meeting. Mr. Berkner, Mr. Marusiak and, prior to his resignation in February 1996, Mr. Roy Snell, each had the right to receive options to acquire 3,000 shares of Common Stock on each August 1 while serving as members of the compensation committee but not to exceed 15,000 options per person. In lieu of options, Mr. Snell elected to receive the right to cash payments of $250 per month. Mr. Snell provided certain consulting services to the Company related to obtaining financing for the Company's operating equipment and containers since 1991 for which he was being compensated $1,200 per annum.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information as of March 31, 1997 with respect to the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, by each director who owns shares of the Company's Common Stock, and by all executive officers and directors as a group. Each person named has sole voting and investment power with respect to all of the shares indicated, except as otherwise noted.

                                                                    Common Stock
               Name and Address of Beneficial Owner             Beneficially Owned(1)      Percent(2)
-------------------------------------------------------------------------------------------------------

    Richard E. Bunger                                                2,350,000(3)             34.6%
    1834 West 3rd Street
    Tempe, Arizona 85281

    Lawrence Trachtenberg                                               33,395(4)               *
    1834 West 3rd Street
    Tempe, Arizona 85281

    Steven G. Bunger                                                   215,989(5)              3.2%
    1834 West 3rd Street
    Tempe, Arizona 85281

    Ronald J. Marusiak                                                 104,700(6)              1.5%
    1834 West 3rd Street
    Tempe, Arizona 85281

    George Berkner                                                      17,500(7)               *
    1834 West 3rd Street
    Tempe, Arizona 85281

    REB/BMB Family Limited Partnership(8)                               2,290,000             34.0%
    1834 West 3rd Street
    Tempe, Arizona 85281

    Bunger Holdings, L.L.C.(9)                                            410,000              6.1%
    1834 West 3rd Street
    Tempe, Arizona 85281

    All Directors and Executive Officers as a group                     2,618,900             38.0%
    (6 persons)(3)(4)(5)(6)(7)

* Less than 1%.
(1) The inclusion herein of any shares of Common Stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission.
(2) Includes shares of Common Stock subject to options or Warrants which are presently exercisable or which may become exercisable within 60 days of March 31, 1997.
(3) Includes 2,290,000 shares owned by REB/BMB Family Limited Partnership and 60,000 shares subject to exercisable options. Mr. Bunger disclaims any beneficial ownership of shares held by REB/BMB Family Limited Partnership in excess 1,894,379. All shares held by Mr. Bunger are held as community property.
(4)  Includes 30,000 shares subject to exercisable options.
(5) Includes 82,000 shares owned by Bunger Holdings, L.L.C., 102,684 shares owned by REB/BMB Family Limited Partnership and 30,000 shares subject to exercisable options. Of the 102,684 shares owned by REB/BMB Family Limited Partnership, 80,150 are held for members of Mr. Bunger's immediate family.
(6) Includes: (a) 7,700 shares and warrants to acquire 2,500 shares at $5.00 per share held by Mr. Marusiak's children; (b) 8,500 shares and warrants to acquire 1,500 shares at $5.00 per share held by Mr. Marusiak and his wife
     (c) 64,000 shares and warrants to acquire 18,000 shares at $5.00 per share held by Micro-Tronics, Inc.'s Profit Sharing Plan and Trust (the "Plan") of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of 80% of the shares held by the Plan, as his pro rata ownership interest is limited to 20% of the Plan's assets; and (d) 2,500 shares subject to exercisable options..
(7) Includes 6,000 shares, warrants to acquire 3,000 shares at $5.00 per share and 8,500 shares subject to exercisable options.
(8) Richard E. Bunger and his wife, Barbara M. Bunger, are the general partners of REB/BMB Family Limited Partnership.
(9) The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn Clawson, Michael Bunger, Jennifer Blackwell and Susan Keating, each a child of Richard E. Bunger.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MOBILE MINI, INC.
                                  (Registrant)




Date:  April 29, 1997         By:            /s/Steven G. Bunger
                                 -----------------------------------------------
                                        Steven G. Bunger, Chief Executive
                                             Officer and Director




Date:  April 29, 1997         By:         /s/Lawrence Trachtenberg
                                 -----------------------------------------------
                                      Lawrence Trachtenberg, Chief Financial
                                                     Officer
                                      -8-