Form 10-Q
period 1997-03-31
MOBILE MINI INC
filed 1997-05-15
CIK 911109

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                 (602) 894-6311
              (Registrant's telephone number, including area code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
     ---------                ---------

         As of May 12, 1997, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                         TABLE OF CONTENTS                                         PAGE
                                                                                                  NUMBER

                                              PART I.
                                       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets                                                           3
                    March 31, 1997 (unaudited) and December 31, 1996

               Consolidated Statements of Operations                                                 4
                    Three Months ended March 31, 1997 and March 31, 1996
                    (unaudited)

               Consolidated Statements of Cash Flows                                                 5
                    Three Months Ended March 31, 1997 and March 31, 1996
                    (unaudited)

               Notes to Consolidated Financial Statements                                            6

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition  and                7
                    Results of Operations

                                              PART II.
                                         OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                                      9

                                             SIGNATURES                                             10

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                          ASSETS                             March 31, 1997  December 31, 1996
                                                               (Unaudited)
                                                             ---------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $   630,858     $   736,543
     Receivables, net                                            4,644,884       4,631,854
     Inventories                                                 6,724,769       4,998,382
     Prepaid and other                                             554,725         742,984
                                                               -----------     -----------
                Total current assets                            12,555,236      11,109,763

CONTAINER LEASE FLEET, net                                      36,221,160      34,313,193
PROPERTY, PLANT AND EQUIPMENT, net                              18,243,569      17,696,046
OTHER ASSETS, net                                                1,556,859       1,697,199
                                                               -----------     -----------
                Total assets                                   $68,576,824     $64,816,201
                                                               ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $ 3,163,111     $ 2,557,329
     Accrued interest                                              585,392         261,698
     Accrued compensation                                          423,847         674,818
     Accrued liabilities                                         1,021,039       1,255,597
     Current portion of long-term debt                           1,330,366       1,378,829
     Current portion of obligations under capital leases         1,918,800       1,352,279
                                                               -----------     -----------
                Total current liabilities                        8,442,555       7,480,550

LINE OF CREDIT                                                  30,072,512      26,406,035
LONG-TERM DEBT, less current portion                             5,287,642       5,623,948
OBLIGATIONS UNDER CAPITAL LEASES, less
     current portion                                             4,495,277       5,387,067
DEFERRED INCOME TAXES                                            3,867,975       3,709,500
                                                               -----------     -----------
                Total liabilities                               52,165,961      48,607,100
                                                               -----------     -----------

STOCKHOLDERS' EQUITY:

     Common  stock; $.01 par  value, 17,000,000 shares
     authorized, 6,739,324 issued and outstanding at March
     31, 1997 and December 31, 1996                                 67,393          67,393
     Additional paid-in capital                                 14,338,873      14,338,873
     Retained earnings                                           2,004,597       1,802,835
                                                               -----------     -----------
                Total stockholders' equity                      16,410,863      16,209,101
                                                               -----------     -----------
                Total liabilities and stockholders' equity     $68,576,824     $64,816,201
                                                               ===========     ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ----------------------------

                                                          1997             1996
                                                      -----------      -----------
REVENUES:
  Container and other sales                           $ 4,542,631      $ 4,915,832
  Leasing                                               3,898,948        3,171,300
  Other                                                 1,207,877          821,783
                                                      -----------      -----------
                                                        9,649,456        8,908,915

COSTS AND EXPENSES:
  Cost of container and other sales                     3,445,770        3,925,438
  Leasing, selling and general expenses                 4,281,350        3,874,363
  Depreciation and amortization                           472,167          368,279
                                                      -----------      -----------
                           Income from operations       1,450,169          740,835

OTHER INCOME (EXPENSE):

  Interest income and other                                  --              4,000
  Interest expense                                     (1,089,879)        (948,349)
                                                      -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  (BENEFIT) TAXES AND EXTRAORDINARY ITEM                  360,290         (203,514)

PROVISION (BENEFIT) FOR INCOME TAXES                      158,528          (89,546)
                                                      -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   201,762         (113,968)
EXTRAORDINARY ITEM (Note C)                                  --           (410,354)
                                                      -----------      -----------
NET INCOME (LOSS)                                     $   201,762      $  (524,322)
                                                      ===========      ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  AND COMMON STOCK EQUIVALENT:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               $      0.03      $     (0.02)

EXTRAORDINARY ITEM                                           --              (0.06)
                                                      -----------      -----------

NET INCOME (LOSS)                                     $      0.03      $     (0.08)
                                                      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                  6,739,758        6,732,358
                                                      ===========      ===========

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                           ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                          1997              1996
                                                           ------------      ------------
Net income (loss)                                          $    201,762      $   (524,322)
Adjustments to reconcile income to net cash used in
operating activities:
     Extraordinary loss on early debt retirement                   --             410,354
     Depreciation and amortization                              472,167           368,279
     Gain on disposal of property, plant and equipment             --              (4,000)
Changes in assets and liabilities:
     Decrease (increase) in receivables, net                    (13,030)          863,478
     Increase in inventories                                 (1,815,657)         (581,675)
     Decrease (increase) in prepaids and other                  188,259           (84,859)
     Decrease in other assets                                   140,340           195,693
     (Decrease) increase in accounts payable                    605,782        (1,828,140)
     (Decrease) increase in accrued liabilities                (161,835)           49,304
     (Decrease) increase in deferred income taxes               158,475          (411,967)
                                                           ------------      ------------
       Net cash used in operating activities                   (223,737)       (1,547,855)
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net purchases of container lease fleet                     (1,741,236)          (78,861)
  Net purchases of property, plant, and equipment            (1,097,151)         (425,433)
                                                           ------------      ------------
       Net cash used in investing activities                 (2,838,387)         (504,294)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under lines of credit                        3,666,477        12,512,634
  Proceeds from issuance of long-term debt                         --           6,635,069
  Deferred costs on credit agreement                               --          (1,897,573)
  Principal payments and penalties on early debt
     extinguishment                                                --         (14,405,879)
  Principal payments on long-term debt                         (384,769)         (549,747)
  Principal payments on capital lease obligations              (325,269)         (931,839)
  Additional paid in capital                                       --             (21,063)
                                                           ------------      ------------
       Net cash provided by financing activities              2,956,439         1,341,602
                                                           ------------      ------------

NET DECREASE IN CASH                                           (105,685)         (710,547)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     736,543         1,430,651
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                   $    630,858      $    720,104
                                                           ============      ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

NOTE B - Earnings  (loss) per common  share is computed  by dividing  net income
(loss) by the weighted average number of common share equivalents assumed outstanding during the periods. Fully diluted earnings per common share is considered equal to primary earnings per share in all periods presented.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, will require restatement of prior periods earnings per share. The effect of this statement is not significant on any period presented.

NOTE C - The Company entered into a credit agreement (the "Credit Agreement") in March, 1996 with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders have provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.

In connection with the closing of the Credit Agreement, the Company repaid long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to this indebtedness and prepayment penalties resulted in an extraordinary charge to earnings in 1996, of approximately $410,000 after the benefit of income taxes.

NOTE D - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------

Raw material and supplies                        $3,903,561       $3,547,487
Work-in-process                                     911,543          288,986
Finished containers                               1,909,665        1,161,909
                                                 ----------       ----------
                                                 $6,724,769       $4,998,382
                                                 ==========       ==========

NOTE E - Property, plant and equipment consisted of the following at:

                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------

Land                                           $    708,554      $    708,555
Vehicles and equipment                           11,581,984        11,218,281
Buildings and improvements                        7,296,205         6,958,247
Office fixtures and equipment                     2,620,597         2,514,812
                                               ------------      ------------
                                                 22,207,340        21,399,895
Less accumulated depreciation                    (3,963,771)       (3,703,849)
                                               ------------      ------------
                                               $ 18,243,569      $ 17,696,046
                                               ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996

         Revenues for the quarter ended March 31, 1997 were $9,649,000 which represents an 8.3% increase over revenues of $8,909,000 for the quarter ended March 31, 1996. Revenues from the sales of the Company's products decreased 7.6% due to a decrease in revenues from the Company's discontinued modular building operations while revenues from the leasing of portable storage and office units increased 22.9%. Revenues from the Company's trucking and other related leasing activities increased 47.0%. The increase in lease revenue and lease related revenue resulted from an increase in price, a substantial increase in the number of containers on lease and an increase in ancillary income, including increased late charge income and loss limitation waiver income.

         Historically, the Company's business is partially seasonal with the first quarter's revenues and earnings generally being the lowest.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended March 31, 1997 was 75.9% compared to 79.9% for the same quarter in 1996. This decrease primarily resulted from an increase in margins on the sale of containers in addition to a decline in sales of the Company's discontinued modular building line, which produced low margins during fiscal 1996. It is uncertain whether the higher margins generated on container sales during the first quarter will continue during the remainder of the year.

         Leasing, selling and general expenses were 44.4% of total revenue in the quarter ended March 31, 1997 compared to 43.5% in the quarter ended March 31, 1996.

         Interest expense was 11.3% of revenues during the first quarter of 1997 compared to 10.6% of revenues during the quarter ended March 31, 1996. This increase is primarily due to the costs related to financing the Company's growth in its container lease fleet and equipment which permitted the Company to substantially increase its leasing revenue. This increase is partially offset by a 2.6% decrease in the Company's weighted average borrowing rate as a result of lower interest rates under the credit facility (including the effect of amortization of additional debt issuance costs in connections with that facility).

         Depreciation and amortization increased from 4.1% of revenues for the quarter ended March 31, 1996 to 4.9% for the quarter ended March 31, 1997. This increase is related to the increase in the Company's lease fleet and the acquisition of additional equipment at the Company's various locations.

         The Company posted net income of $202,000, or $.03 per share for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 during which the Company posted a net loss before extraordinary item of $114,000 or $.02 per share. During the quarter ended March 31, 1996, the Company prepaid certain debt and capital leases in connection with entering into a new credit agreement. The Company recognized an extraordinary charge to earnings of $410,000 or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to require increasing amounts of financing to sustain the continued growth of its business. The financing primarily funds the acquisition of containers for the Company's lease fleet in addition to property, plant and equipment to support both the Company's leasing and manufacturing operations. Most of new financing is funded through the Company's credit facility where borrowings under the revolving line of credit are based on the level of the Company's inventories, receivables and the container lease fleet.

         As of March 31, 1997, the Company had borrowings outstanding of $30,073,000 under its $35,000,000 revolving line of credit and $627,000 of additional borrowing was available under that line.

         During the quarter ended March 31, 1997 the Company utilized cash from operations of $224,000. Cash was invested in higher inventory levels which were partially offset by a reduction in prepaids and other assets and an increase in accounts payable.

         The Company invested $2,838,000 in its container lease fleet and other equipment during the quarter ended March 31, 1997. This amount is net of $413,000 in sales of containers from the lease fleet.

         Cash flow from financing activities provided $2,956,000 for the quarter ended March 31, 1997. This financing was utilized to fund the increase in the lease fleet and related equipment and was partially offset by principal payments on long-term debt and capitalized leases.

         The Company believes that its current capitalization, together with borrowings available under the Credit Agreement, is sufficient to maintain its current level of operations. However, the Company will not be able to sustain recent growth trends without additional availability of credit and equity to support continued increase in its container lease fleet. The Company has begun discussions with its lenders about increasing borrowing availability under its credit agreement, but presently has no commitment from the lenders regarding such increase. The Company has entered into an agreement with an unaffiliated third party pursuant to which such party has the right to invest approximately $1.6 million in the Company's common stock prior to July 2, 1997. While the Company believes that it will be able to increase both its borrowing availability and equity resources, especially due to recent operating results, the timing and terms of such transactions cannot be predicted and may be affected by factors outside of the Company's control.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Number                                       Description

    11                        Computation of Earnings per Share for the
                                      Three Month Period ended
                                       March 31, 1997 and 1996

    27                                 Selected Financial Data

(b)               Reports on Form 8-K

none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MOBILE MINI, INC.
                                             (Registrant)



Dated:  May 14, 1997                         /s/ Larry Trachtenberg
                                             ------------------------
                                                 Larry Trachtenberg
                                                 Chief Financial Officer &
                                                 Executive Vice President