Form 10-K/A
period 1996-12-31
MOBILE MINI INC
filed 1997-06-26
CIK 911109

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Form 10-K/A-2

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


Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Documents incorporated by reference:  None

         The Registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1996 by deleting therefrom Item 6 and Item 12 and replacing it with a revised Item, reading in its entirety as follows:
================================================================================

ITEM 6.  SELECTED FINANCIAL DATA.


The following table summarizes certain selected financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LPL, independent public accountants.

                                                                             YEAR ENDED DECEMBER 31,

                                                            1996          1995          1994          1993(1)     1992(1)
                                                           ------        ------        ------        ---------   --------

CONSOLIDATED STATEMENT OF INCOME                                    (in thousands, except per share amounts)

Revenues                                                   $42,210       $39,905       $28,182        $17,122     $12,001

Income from operations                                       4,527         4,306         2,791          1,514         710

Income before extraordinary item                               481           777           956            276         116

Extraordinary item                                            (410)            0             0              0         185

Net income                                                      70           777           956            276         301

Earnings per common and common equivalent share:

Income before extraordinary item                              0.07          0.16          0.21           0.10        0.04

Extraordinary item                                           (0.06)         0.00          0.00           0.00        0.07

Net income                                                    0.01          0.16          0.21           0.10        0.11

CONSOLIDATED BALANCE SHEET DATA
  (as of December 31 of each year)

Total assets                                                64,816        54,342        40,764         20,082      14,773

Long term lines of credit                                   26,406         4,099           --             --           --
Long term debt and obligations under capital leases,
including current portion                                   13,742        24,533        16,140          9,334       6,622


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

                                                                                       Common Stock
                      Name and Address of Beneficial Owner                         Beneficially Owned(1)          Percent(2)
------------------------------------------------------------------------------------------------------------------------------------

           Richard E. Bunger                                                            2,350,000(3)                 34.6%
           1834 West 3rd Street
           Tempe, Arizona 85281

           Lawrence Trachtenberg                                                           33,395(4)                   *
           1834 West 3rd Street
           Tempe, Arizona 85281

           Steven G. Bunger                                                               215,989(5)                 3.2%
           1834 West 3rd Street
           Tempe, Arizona 85281

           Ronald J. Marusiak                                                             104,700(6)                 1.5%
           1834 West 3rd Street
           Tempe, Arizona 85281

           George Berkner                                                                  17,500(7)                   *
           1834 West 3rd Street
           Tempe, Arizona 85281

           REB/BMB Family Limited Partnership(8)                                           2,290,000                 34.0%
           1834 West 3rd Street
           Tempe, Arizona 85281

           Bunger Holdings, L.L.C.(9)                                                        410,000                 6.1%
           1834 West 3rd Street
           Tempe, Arizona 85281

           Kennedy Capital Management, Inc. (10)                                             344,425                 5.11%
            10829 Olive Blvd.
            St. Louis, Missouri  63141

           All Directors and Executive Officers as a group                                 2,618,900                 38.0%
           (6 persons)(3)(4)(5)(6)(7)

* Less than 1%.
(1) The inclusion herein of any shares of Common Stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission.
(2) Includes shares of Common Stock subject to options or Warrants which are presently exercisable or which may become exercisable within 60 days of March 31, 1997.
(3) Includes 2,290,000 shares owned by REB/BMB Family Limited Partnership and 60,000 shares subject to exercisable options. Mr. Bunger disclaims any beneficial ownership of shares held by REB/BMB Family Limited Partnership in excess 1,894,379. All shares held by Mr. Bunger are held as community property.
(4)  Includes 30,000 shares subject to exercisable options.
(5) Includes 82,000 shares owned by Bunger Holdings, L.L.C., 102,684 shares owned by REB/BMB Family Limited Partnership and 30,000 shares subject to exercisable options. Of the 102,684 shares owned by REB/BMB Family Limited Partnership, 80,150 are held for members of Mr. Bunger's immediate family.
(6) Includes: (a) 7,700 shares and warrants to acquire 2,500 shares at $5.00 per share held by Mr. Marusiak's children; (b) 8,500 shares and warrants to acquire 1,500 shares at $5.00 per share held by Mr. Marusiak and his wife
     (c) 64,000 shares and warrants to acquire 18,000 shares at $5.00 per share held by Micro-Tronics, Inc.'s Profit Sharing Plan and Trust (the "Plan") of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of 80% of the shares held by the Plan, as his pro rata ownership interest is limited to 20% of the Plan's assets; and (d) 2,500 shares subject to exercisable options..
(7) Includes 6,000 shares, warrants to acquire 3,000 shares at $5.00 per share and 8,500 shares subject to exercisable options.
(8) Richard E. Bunger and his wife, Barbara M. Bunger, are the general partners of REB/BMB Family Limited Partnership.
(9) The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn Clawson, Michael Bunger, Jennifer Blackwell and Susan Keating, each a child of Richard E. Bunger.
(10) Furnished in reliance upon information set forth in a Schedule 13G dated February 10, 1997 and filed by Kennedy Capital Management, Inc. ("KCMI") with the Securities and Exchange Commission. KCMI is an Investment Advisor registered under the Investment Advisors Act of 1940 according to information set forth in its Schedule 13G.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MOBILE MINI, INC.
                                  (Registrant)




Date:  June 25, 1997         By:         /s/Steven G. Bunger
                                 ---------------------------------
                                 Steven G. Bunger, Chief Executive
                                 Officer and Director




Date:  June 25, 1997         By:         /s/Lawrence Trachtenberg
                                 ---------------------------------
                                 Lawrence Trachtenberg, Chief Financial Officer
                                      -8-