Form 10-Q
period 1997-06-30
MOBILE MINI INC
filed 1997-08-14
CIK 911109

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

                  For the quarterly period ended June 30, 1997

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

Yes      X                 No
    -----------              ------------

         As of August 11, 1997, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                       FOR THE QUARTER ENDED JUNE 30, 1997


                                TABLE OF CONTENTS                          PAGE
                                                                          NUMBER

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                          3
               June 30, 1997 (unaudited) and December 31, 1996

          Consolidated Statements of Operations                                4
               Three Months and Six Months ended June 30, 1997 and
               June 30, 1996 (unaudited)

          Consolidated Statements of Cash Flows                                5
               Six Months Ended June 30, 1997 and June 30, 1996
               (unaudited)

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7


                                    PART II.
                                OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                    10

                              SIGNATURES                                      11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                               June 30, 1997       December 31, 1996
                                                                       (Unaudited)
                                                                      -------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $   486,443           $   736,543
     Receivables, net                                                    6,317,555             4,631,854
     Inventories                                                         7,411,453             4,998,382
     Prepaid and other                                                     571,754               742,984
                                                                       -----------           -----------
                Total current assets                                    14,787,205            11,109,763

CONTAINER LEASE FLEET, net                                              39,144,436            34,313,193
PROPERTY, PLANT AND EQUIPMENT, net                                      17,827,040            17,696,046
OTHER ASSETS, net                                                        1,458,650             1,697,199
                                                                       -----------           -----------
                Total assets                                           $73,217,331           $64,816,201
                                                                       ===========           ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $ 3,180,063           $ 2,557,329
     Accrued compensation                                                  445,265               674,818
     Other accrued liabilities                                           1,929,720             1,517,295
     Current portion of long-term debt                                   1,494,925             1,378,829
     Current portion of obligations under capital leases                 1,993,239             1,352,279
                                                                       -----------           -----------
                Total current liabilities                                9,043,212             7,480,550

LINE OF CREDIT                                                          33,776,461            26,406,035
LONG-TERM DEBT, less current portion                                     5,101,700             5,623,948
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                   4,086,298             5,387,067
DEFERRED INCOME TAXES                                                    4,278,040             3,709,500
                                                                       -----------           -----------
                Total liabilities                                       56,285,711            48,607,100
                                                                       -----------           -----------

STOCKHOLDERS' EQUITY:

     Common stock; $.01 par value, 17,000,000 shares authorized,
     6,739,324 issued and outstanding at June 30, 1997 and
     December 31, 1996                                                      67,393                67,393
     Additional paid-in capital                                         14,338,873            14,338,873
     Retained earnings                                                   2,525,354             1,802,835
                                                                       -----------           -----------
                Total stockholders' equity                              16,931,620            16,209,101
                                                                       -----------           -----------
                Total liabilities and stockholders' equity             $73,217,331           $64,816,201
                                                                       ===========           ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            ------------------------------      ------------------------------

                                                 1997             1996              1997              1996
                                            ------------      ------------      ------------      ------------
REVENUES:
  Container and other sales                 $  6,196,750      $  5,745,611      $ 10,739,381      $ 10,661,443
  Leasing                                      4,106,333         3,171,376         8,005,281         6,342,676
  Other                                        1,890,712         1,374,928         3,098,589         2,196,711
                                            ------------      ------------      ------------      ------------
                                              12,193,795        10,291,915        21,843,251        19,200,830

COSTS AND EXPENSES:
  Cost of container and other sales            4,564,586         5,119,910         8,010,356         9,045,348
  Leasing, selling and general expenses        5,010,835         3,214,535         9,292,185         7,088,898
  Depreciation and amortization                  529,709           380,136         1,001,876           748,415
                                            ------------      ------------      ------------      ------------
             Income from operations            2,088,665         1,577,334         3,538,834         2,318,169

OTHER INCOME (EXPENSE):
  Interest income and other                         --                --                --               4,000
  Interest expense                            (1,158,744)       (1,001,059)       (2,248,623)       (1,949,408)
                                            ------------      ------------      ------------      ------------


INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                   929,921           576,275         1,290,211           372,761

PROVISION FOR INCOME TAXES                       409,164           253,561           567,692           164,015
                                            ------------      ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                 520,757           322,714           722,519           208,746
EXTRAORDINARY ITEM (Note C)                         --                --                --            (410,354)
                                            ------------      ------------      ------------      ------------
NET INCOME (LOSS)                           $    520,757      $    322,714      $    722,519      $   (201,608)
                                            ============      ============      ============      ============


EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK AND COMMON STOCK EQUIVALENT:
INCOME BEFORE EXTRAORDINARY ITEM            $       0.08      $       0.05      $       0.11      $       0.03
EXTRAORDINARY ITEM                                  --                --                --               (0.06)
                                            ------------      ------------      ------------      ------------
NET INCOME (LOSS)                           $       0.08      $       0.05      $       0.11      $      (0.03)
                                            ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                  6,755,517         6,739,324         6,743,391         6,735,841
                                            ------------      ------------      ------------      ------------

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                     -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                  1997             1996
                                                                       ----             ----
Net income (loss)                                                 $    722,519      $   (201,608)
Adjustments to reconcile income to net cash used in operating activities:
     Extraordinary loss on early debt retirement                          --             410,354
     Amortization of deferred costs on credit agreement                245,921           151,407
     Depreciation and amortization                                   1,001,876           748,415
     Loss (gain) on disposal of property, plant and equipment           54,118            (2,164)
Changes in assets and liabilities:
     Decrease (increase) in receivables, net                        (1,685,701)          334,376
     Increase in inventories                                        (2,367,519)       (1,322,909)
     Decrease (increase) in prepaids and other                         171,230           (95,126)
     Decrease (increase) in other assets                                (7,372)          255,720
     (Decrease) increase in accounts payable                           622,734        (2,126,774)
     Increase in accrued liabilities                                   182,872           243,145
     (Decrease) increase in deferred income taxes                      568,540          (190,186)
                                                                  ------------      ------------
       Net cash used in operating activities                          (490,782)       (1,795,350)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net sales (purchases) of container lease fleet                    (5,147,114)           73,900
  Net purchases of property, plant, and equipment                     (916,669)       (1,288,384)
                                                                  ------------      ------------
       Net cash used in investing activities                        (6,063,783)       (1,214,484)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under lines of credit                               7,370,426        14,280,279
  Proceeds from issuance of long-term debt                             314,265         6,635,069
  Deferred financing costs                                                --          (2,114,411)
  Principal payments and penalties on early debt
     extinguishment                                                       --         (14,405,879)
  Principal payments on long-term debt                                (720,417)         (799,446)
  Principal payments on capital lease obligations                     (659,809)       (1,311,457)
  Additional paid in capital                                              --             (21,069)
                                                                  ------------      ------------
       Net cash provided by financing activities                     6,304,465         2,263,086
                                                                  ------------      ------------

NET DECREASE IN CASH                                                  (250,100)         (746,748)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       736,543         1,430,651
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    486,443      $    683,903
                                                                  ============      ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

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

NOTE C - The Company entered into a credit agreement (the "Credit Agreement") in March, 1996 with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. In July, 1997, the revolving line of credit was increased to $40.0 million. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.

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

NOTE D - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                       June 30, 1997        December 31, 1996
                                       -------------        -----------------

Raw material and supplies                $3,707,719             $3,547,487
Work-in-process                           1,335,426                288,986
Finished containers                       2,368,308              1,161,909
                                         ----------             ----------
                                         $7,411,453             $4,998,382
                                         ==========             ==========

NOTE E - In July 1997, the Company completed a private placement of $3 million of 12% senior subordinated notes (the "Bridge Notes") and warrants to purchase 50,000 shares of Mobile Mini, Inc. common stock at $5.00 per share. The Bridge Notes are due the earlier of July 2002, or on the refinancing of the Bridge Notes on substantially similar terms. The proceeds received by the Company will be allocated between the Bridge Notes and the warrants based on the respective fair values of each instrument. The resulting discount increases the effective interest rate of the Bridge Notes and will be amortized to interest expense over the life of the debt.

NOTE F - The Company's publicly traded warrants issued in connection with the Company's initial public offering have been extended six months to expire on February 17, 1998.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

                  Three Months Ended June 30, 1997 Compared to
                        Three Months Ended June 30, 1996

         Revenues for the quarter ended June 30, 1997 were $12,194,000 which represents an 18.5% increase over revenues of $10,292,000 for the quarter ended June 30, 1996. Revenues from the sales of the Company's products increased 7.9% while the revenues from the leasing of portable storage containers and office units increased 29.5%. Revenues from the Company's trucking and other related leasing activities increased 37.5%. The increase in lease and lease related revenues resulted from an increase in the average container rental rate yielding 3.0%, and a 22.3% increase in the average number of containers on lease and an increase in other income, including trucking service income and loss limitation waiver income.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended June 30, 1997 was 73.7% compared to 89.1% for the same quarter in 1996. This decrease primarily resulted from an increase in sales of the Company's higher margin telecommunication shelters and the discontinuation of the modular building line, which produced lower margins during fiscal 1996.

         Leasing, selling and general expenses were 41.1% of total revenue in the quarter ended June 30, 1997 compared to 31.2% in the quarter ended June 30, 1996. The increase is primarily related to additional operating costs to support the increased leasing operations. These additional costs included higher maintenance costs associated with a larger trucking fleet, additional equipment to maintain, service and transport a larger container lease fleet, in addition to increased personnel costs and related benefits to support the growth of the leasing operations.

         Interest expense was 9.5% of revenues during the second quarter of 1997 compared to 9.7% of revenues during the quarter ended June 30, 1996. Interest expense increased $150,000 primarily due to the growth in the Company's leasing operations and the related borrowings to finance that growth.

         Depreciation and amortization increased from 3.7% of revenues for the three months ended June 30, 1996 to 4.3% for the three months ended June 30, 1997. This is related to the increase in the Company's lease fleet and the acquisition of additional equipment at the Company's various locations.

         The Company posted a 61.4% increase in net income to $521,000, or $0.08 per share for the quarter ended June 30, 1997 compared to net income of $323,000 or $0.05 per share during the same period in the prior year. This increase is primarily a result of increased revenues and the higher profit margins on sales partially offset by higher administrative costs. The Company's effective tax rate remained unchanged at 44%.

                   Six Months Ended June 30, 1997 Compared to
                         Six Months Ended June 30, 1996

         Revenues for the six months ended June 30, 1997 were $21,843,000 which represents a 13.8% increase over revenues of $19,201,000 for the six months ended June 30, 1996. Revenues from the sales of the Company's products increased 0.7%, while the revenues from the leasing of portable storage and from the Company's trucking and other related leasing activities increased 30% and represented 50.8% of total revenue compared to 44.5% for the same period in 1996. This increase in lease and lease related revenues primarily is a result of a 20% increase in the average number of containers on lease, an increase in the average container rental rate, yielding 3.1%, and an increase in other income, including trucking services income and loss limitation waiver income.

         Cost of container and other sales as a percentage of container and other sales for the six months ended June 30, 1997 was 74.6% compared to 84.8% for the same period in 1996. This decrease primarily resulted from an increase in sales of the Company's higher margin telecommunication shelters, and the discontinuation of the Company's modular building line, which produced lower margins during fiscal 1996.

         Leasing, selling and general expenses were 42.5% of total revenue for the six months ended June 30, 1997 compared to 36.9% in the six months ended June 30, 1996. The increase is primarily related to additional operating costs to support the increased leasing operations. These additional costs included higher maintenance costs associated with a larger trucking fleet, additional equipment to maintain, service and transport a larger container lease fleet, and increased personnel costs and related benefits to support the growth of the leasing operations.

         Interest expense was 10.3% of revenues during the six months ended June 30, 1997 compared to 10.2% of revenues during the six months ended June 30, 1996. This increase is related to financing the Company's growth in its container lease fleet and equipment which permitted the Company to substantially increase its leasing revenue. This increase is partially offset by a 1.9% decrease in the Company's weighted average borrowing rate as a result of lower interest rates under the Credit Agreement (including the effect of amortization of additional debt issuance costs in connection with the Company's Credit Agreement).

         Depreciation and amortization increased from 3.9% of revenues for the six month period ended June 30, 1996 to 4.6% for the six month period ended June 30, 1997. This increase is related to the increase in the Company's lease fleet and the acquisition of additional equipment at the Company's various locations.

         The Company posted a net income of $723,000, or $0.11 per share for the six months ended June 30, 1997 compared to net income before extraordinary item of $209,000 or $0.03 per share during the prior year. This increase is primarily a result of increased revenues and the higher profit margins on sales partially offset by higher administrative costs. The Company's effective tax rate remained unchanged at 44%. During the quarter ended March 31, 1996, the Company prepaid certain debt and capital leases in connection with entering into a new credit agreement. The Company recognized an extraordinary charge to earnings of $410,000 or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business plan is to continue to increase the size of its container lease fleet and related property, plant and equipment. The Company will require additional financings to sustain such growth. New financing over the past year was primarily funded through the Company's Credit Agreement, which includes a revolving line of credit (the "Revolving Line") with permitted borrowings based on the level of the Company's inventories, receivables and the container lease fleet.

         In July 1997, the Company issued $3 million of 12% senior subordinated notes (the "Bridge Notes") with warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The Bridge Notes are due the earlier of July 2002, or on the refinancing of the Bridge Notes through a private placement or public offering on substantially similar terms. Proceeds of the Bridge Notes were initially used to reduce the Revolving Line.

         Simultaneously with the issuance of the Bridge Notes, the Company's lenders increased the Revolving Line by an additional $5 million to $40 million.

         As of June 30, 1997, the Company had borrowings outstanding of $33,776,000 under the Revolving Line and $1,217,000 of additional borrowing was available under that line. As a result of the increase in the Revolving Line and the issuance of the Bridge Notes, additional borrowing availability had increased to $3,722,000 on August 8, 1997.

         During the six months ended June 30, 1997 the Company utilized cash from operations of $491,000. Cash was invested in higher inventory levels and higher outstanding receivables which were partially offset by an increase in accounts payable, accrued liabilities and deferred taxes.

         The Company invested $6,064,000 in its container lease fleet and other equipment during the six months ended June 30, 1997. This amount is net of $1,034,000 in sales of containers from the lease fleet.

         Cash flow from financing activities provided $6,304,000 for the six months ended June 30, 1997. This financing was utilized to fund the increase in the lease fleet, related equipment, and inventory levels, which was partially offset by principal payments on long-term debt and capitalized leases.

         The Company believes that its current capitalization, together with the increased borrowings available under the Credit Agreement, will be sufficient to maintain its current level of operations and permit controlled growth. However, should demand for the Company's products exceed current expectation, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financing will be obtained or obtained on terms acceptable to the Company.

         The Statement regarding the Company's ability to meet its obligations and capital needs during the next 12 months is a forward-looking statement. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under the Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for the Company's products, could cause actual results to differ materially from anticipated results and have a material adverse effect on the Company's ability to meet its obligations and capital needs. More detailed discussion of factors which may affect the Company's financial performance and results of operations are set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 and its other filings with the Securities and Exchange Commission ("SEC"), and such discussions are incorporated herein by reference. The Company's filing with the SEC may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

Number                         Description

 10.1 Amendment No. 3 to Credit Agreement dated as of March 31, 1997, by and among the Registrant, each financial institution a party thereto, and BT Commercial Corporation, as Agent.

 10.2 Amendment No. 4 to Credit Agreement dated as of July 31, 1997, by and among the Registrant, each financial institution a party thereto, and BT Commercial Corporation, as Agent

 10.3 Senior Subordinated Promissory Note dated July 31, 1997, by the Registrant to Arizona Land Income Corporation

 10.4 Pledge Agreement dated as of July 31, 1997, by and between the Registrant and Arizona Land Income Corporation

 10.5             Stock Purchase Warrant dated July 31, 1997

 11 Computation of Earning per Share for the Three Month and Six Month Period Ended June 30, 1997 and 1996

 27               Selected Financial Data

 (b)              Reports on Form 8-K: none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MOBILE MINI, INC.
                                              (Registrant)



Dated:  8/13/97                               /s/ Larry Trachtenberg
      -----------                             ---------------------------
                                                       Larry Trachtenberg
                                                       Chief Financial Officer &
                                                       Executive Vice President
                                       11