Form 10-K/A
period 1996-12-31
MOBILE MINI INC
filed 1997-08-21
CIK 911109

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Form 10-K/A-3

                                   (Mark One)

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ___________ to ________________


                         Commission File Number 1-12804
                         ------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value on March 25, 1997 of the voting stock owned by non-affiliates of the registrant was $11,872,272 (calculated by excluding all shares held by executive officers, directors and holders of five percent of more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities law).

As of March 25, 1997, there were outstanding 6,739,324 shares of the issuer's common stock, par value $.01.

Documents incorporated by reference:  None

The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as follows:
================================================================================

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

The Company's main product in its storage market segment is the portable steel storage container. The Company acquires used ocean-going cargo containers which it reconditions and retrofits with its patented locking system. To compensate for supply and price fluctuations associated with acquiring used ocean-going containers, the Company also manufactures various lines of new containers, featuring the Company's proprietary "W" or "stud wall" panels. Storage container units may be significantly modified and turned into portable offices, portable storage facilities, open-sided storage and retail facilities, as well as a large variety of other applications. In reconditioning and manufacturing its products, the Company uses, in addition to used ocean-going containers, commodity raw materials including steel, vinyl, wood, glass and other raw materials from various suppliers.

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

The Company finances its operations and growth primarily through a credit agreement (the "Senior Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). The Company entered into the Senior Credit Agreement in March 1996, as amended in March 1997, in order to improve its cash flow, increase its borrowing availability and fund its continued growth. Under the terms of the Senior Credit Agreement, the Lenders provide the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

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

Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents which constitute part of the Senior Credit Agreement, are required annually. As of December 31, 1996, no additional payment was required under this provision.

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

In connection with the closing of the Senior Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings of approximately $410,000 after benefit for income taxes.

The Senior Credit Agreement contains several financial covenants and minimum required utilization rates in its lease fleet, limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt and the repurchase of common stock, and prohibits the payment of dividends. -5-

The Company has also financed its operations through the issuance and sale of its equity securities. In February 1994, the Company completed its initial public offering. Net proceeds to the Company totaled approximately $7 million. In December 1995, the Company received net proceeds of $4.1 million, through a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.01 par value, $100 stated value ("Series A"). Pursuant to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996. These equity issuances provided the capital necessary to obtain the financing available under the Senior Credit Agreement.

Prior to 1996, the Company's growth was financed in part through financing of containers pursuant to capital leases or secured borrowings. These financings generally required repayment in full over a five year period and provided for interest at a fixed rate. Since the Company's containers have a useful life far in excess of five years, these financings required the Company to pay in full the debt related to a capital expenditure well in advance of the related asset's useful life. The repayment terms of these financings adversely affected cash flow prior to the refinancing pursuant to the Senior Credit Agreement.

The Company believes that its current capitalization, together with borrowings available under the Senior Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability. However, should demand for the Company's products exceed current expectation or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

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

The Rialto, California sales and leasing hub is approximately 10 acres in size, with three industrial shops used for modification of ocean-going containers, assembly of the Company's manufactured containers and on-site leases. The Rialto facility serves as the Company's southern California hub and supports the San Diego branch. The Rialto site is owned by Mobile Mini Systems, Inc., a separate corporation owned by Richard E. Bunger, and is leased to the Company at what management believes to be competitive market rates. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

In addition to its administrative offices and manufacturing facilities, the Company has facilities used for sales, leasing and onsite storage. The major properties owned or leased by the Company are listed in the table below:

  Location                         Use                                 Area                  Title
 ----------                       -----                               ------                -------
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

San Diego, California      Sales, leasing and on-site storage        5.0 acres              Leased

Dallas, Texas              Sales, leasing, manufacturing and          17 acres              Owned(1)
                           on-site storage

San Antonio, Texas         Sales, leasing and on-site storage        3.0 acres              Leased

Round Rock, Texas(5)       Sales, leasing and on-site storage        5.0 acres              Leased

(1) Pledged pursuant to the Senior Credit Agreement. See, "ITEM 1. DESCRIPTION OF BUSINESS - Financing."
(2)  Leased by the Company from an affiliate  of Richard E. Bunger.  See,  "ITEM
     13. CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS."
(3) Of the 10.7 acres comprising these sites, 3.4 acres are owned by the Company and 1.5 acres are subject to long-term leases from members of the Bunger family. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(4) This property is leased by the Company from members of the Bunger family. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(5)  A community of the Austin, Texas metropolitan area.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceeding other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or collectively material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

FISCAL YEARS 1996 AND 1995:

                                           1996                    1995
                                     ----------------        ----------------

                                     HIGH         LOW        HIGH         LOW
                                     ----         ---        ----         ---

Quarter ended March 31,             $4  3/8     $2  7/8     $4  1/2     $3   1/2
Quarter ended June 30,               4  7/16     3  3/8      5           3   5/8
Quarter ended September 30,          4  3/8      2  13/16    6  1/8      4   3/4
Quarter ended December 31,           4  1/4      3           5  7/8      3   5/8


Holders of the Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any cash dividends on its Common Stock, nor does the Company anticipate that cash dividends will be paid in the foreseeable future. Additionally, the Company is subject to covenants pursuant to the Senior Credit Agreement which prohibit the payment of dividends. The Company intends to apply any earnings to the expansion and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------

                                                           1996       1995        1994       1993(1)    1992(1)
                                                         -------     ------      ------     ------     ------

CONSOLIDATED STATEMENT OF INCOME                                    (in thousands, except per share amounts)

Revenues                                               $ 42,210    $ 39,905    $ 28,182   $ 17,122   $ 12,001

Income from operations                                    4,527       4,306       2,791      1,514        710

Income before extraordinary item                            481         777         956        276        116

Extraordinary item                                         (410)          0           0          0        185

Net income                                                   70         777         956        276        301

Net income (loss) available to common shareholders           70        (493)        956        276        301

Earnings per common and common equivalent share:

Income (loss) available to common shareholders
before extraordinary item                                 $0.07      $(0.09)      $0.21      $0.10      $0.04

Extraordinary item                                        (0.06)       0.00        0.00       0.00       0.07
                                                         ----------------------------------------------------

Net income (loss) available to common shareholders        $0.01      $(0.09)      $0.21      $0.10      $0.11
                                                         ====================================================

CONSOLIDATED BALANCE SHEET DATA
  (as of December 31 of each year)

Total assets                                            $64,816     $54,342     $40,764    $20,082    $14,773

Long term lines of credit                                26,406       4,099        --         --         --

Long term debt and obligations under capital leases,
including current portion                                13,742      24,533      16,140      9,334      6,622

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


                                           December 31,
                                           ------------

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

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                         1996      1995      1994
                                                         ----      ----      ----
REVENUES:
  Container and modular building sales                   56.0%     60.8%     65.6%
  Leasing                                                32.3      30.6      25.5
  Other                                                  11.7       8.6       8.9
                                                        -----     -----     -----

                                                        100.0     100.0     100.0
COSTS AND EXPENSES:
  Cost of container and modular building sales           47.2      47.9      49.3
  Leasing, selling and general expenses                  36.3      38.0      38.5
  Depreciation and amortization                           4.1       3.3       2.2
  Restructuring charge                                    1.7       0.0       0.0
                                                        -----     -----     -----

     Income from Operations                              10.7      10.8      10.0

OTHER INCOME (EXPENSE):
  Interest income and other                               0.5       0.7       0.6
  Interest expense                                       (9.2)     (8.0)     (4.5)
                                                        -----     -----     -----

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM:                                  2.0       3.5       6.1
PROVISION FOR INCOME TAXES                                0.9       1.5       2.7
                                                        -----     -----     -----

INCOME BEFORE EXTRAORDINARY ITEM                          1.1       2.0       3.4
EXTRAORDINARY ITEM                                        1.0       0.0       0.0
                                                        -----     -----     -----

NET INCOME                                                0.1       2.0       3.4

PREFERRED STOCK DIVIDENDS                                 0.0      (3.1)      0.0
                                                        -----     -----     -----

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS        0.1%     (1.1)%     3.4%
                                                        =====     =====     =====

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

Interest expense increased to $3,894,000 in 1996 compared to $3,212,000 in 1995. This increase in interest expense was primarily the result of an increase in the average balance of debt outstanding of 51.4% compared to 1995, (incurred in order to finance the substantial increase in the Company's equipment and container lease fleet), along with the related amortization of debt issuance costs, partially offset by a decrease of 3.0% in the Company's weighted average borrowing rate resulting from lower interest rates under the Company's Senior Credit Agreement.

Depreciation and amortization increased to 4.1% of revenues in 1996, from 3.3% in 1995, and is directly related to the expansion of the Company's manufacturing facility along with the substantial growth in the Company's lease fleet and additional support equipment at the Company's sales and leasing locations.

The Company had income before extraordinary item of $481,000, or $.07 per share, in 1996, compared to net income of $777,000, or $.16 per share in 1995 before the effect of dividends on the Company's Series A Convertible Preferred Stock of $(.25) per share(see notes 1 and 10 of the Notes to Consolodated Financial Statements). This decrease primarily resulted from the $700,000 restructuring charge recorded by the Company in the fourth quarter of 1996 discussed above. See "Item 1. DESCRIPTION OF BUSINESS BUSINESS RESTRUCTURING". Excluding this charge, 1996 earnings before extraordinary item were approximately $873,000, or $.13 per share. The weighted average common shares outstanding at the end of 1996 increased by 34% from the prior year due to the issuance of additional common stock in 1996 pursuant to the conversion of the Series A Convertible Preferred Stock, issued during the fourth quarter of 1995, which was converted to common stock in 1996.

The Company prepaid approximately $14.1 million of debt and capital leases in connection with entering into the Senior Credit Agreement in March 1996. As a result, the Company recognized an extraordinary charge to earnings of $410,000, or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt. The Company also incurred financing costs of $2,000,000 in connection with the Senior Credit Agreement, which have been deferred and are being amortized over the term of the Senior Credit Agreement.

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

Net income for fiscal 1995 was $777,000 or $.16 per share before the effect of the dividend on the Company's Series A Convertible Preferred Stock compared to $956,000, or $.21 per share for 1994. The effective tax rate was 44% for both years. Earnings (loss) available to common shareholders was $(.09) per share after the effect of dividends on the Company's Series A Convertible Preferred Stock for 1995. The weighted average number of common and common equivalent shares outstanding increased to 5,004,817 in 1995 compared to 4,496,904 in 1994. This increase was a result of the shares issued in the initial public offering in 1994 being outstanding for the entire year in 1995 and a private placement of 50,000 shares of Series A Convertible Preferred Stock in 1995. In connection with the issuance of the Series A Convertible Preferred Stock, the Company recorded a preferred stock dividend of $1,250,000 at December 31, 1995 in accordance with the accounting treatment announced by the staff of the Securities and Exchange Commission ("SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force since the Series A Convertible Preferred Stock had "beneficial conversion" features which permitted the holder to convert their holdings to common shares at a fixed discount off of the market price of the common shares when converted. The effect of the dividend resulted in a decrease in earnings per share applicable to common shareholders of $.25.

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

                        QUARTERLY RESULTS OF OPERATIONS

                                                                 1996                                        1995
                                                ---------------------------------------     ---------------------------------------

                                                                     (in thousands, except per share amounts)
                                                Mar 31    June 30    Sept 30     Dec 31     Mar 31    June 30     Sept 30    Dec 31
                                                ------    -------    -------     ------     ------    -------     -------    ------
REVENUES:
Container and modular building sales          $  4,916   $  5,746   $  6,376   $  6,581   $  5,448   $  6,313   $  7,555   $  4,948
Leasing                                          3,171      3,171      3,433      3,863      2,521      2,959      3,259      3,475
Other                                              770      1,344      1,348      1,491        706      1,118        702        901
                                              --------   --------   --------   --------   --------   --------   --------   --------

                                                 8,857     10,261     11,157     11,935      8,675     10,390     11,516      9,324
COSTS AND EXPENSES:
Cost of container and modular building sales     3,926      5,120      5,380      5,500      4,347      4,887      5,949      3,924
Leasing, selling and general expenses            3,874      3,215      3,680      4,575      3,466      4,141      3,942      3,625
Depreciation and amortization                      368        380        452        513        238        312        359        409
Restructuring charge                              --         --         --          700       --         --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------

               Income from operations              689      1,546      1,645        647        624      1,050      1,266      1,366

OTHER INCOME (EXPENSE):
Interest income and other                           56         31         23        115        115          7         73         98
Interest Expense                                  (948)    (1,001)      (974)      (971)      (650)      (723)      (846)      (993)
                                              --------   --------   --------   --------   --------   --------   --------   --------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAX (BENEFIT) AND
EXTRAORDINARY ITEM                                (203)       576        694       (209)        89        334        493        471
PROVISION FOR (BENEFIT OF) INCOME TAXES            (89)       253        305        (92)        39        147        217        207
                                              --------   --------   --------   --------   --------   --------   --------   --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (114)       323        389       (117)        50        187        276        264
EXTRAORDINARY ITEM                                (410)      --         --         --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------

NET INCOME (LOSS)                                 (524)       323        389       (117)        50        187        276        264

PREFERRED STOCK DIVIDENDS                         --         --         --         --         --         --         --        1,250
                                              --------   --------   --------   --------   --------   --------   --------   --------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                           $   (524)  $    323   $    389   $   (117)  $     50   $    187   $    276   $   (986)
                                              ========   ========   ========   ========   ========   ========   ========   ========


EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE:
INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS BEFORE EXTRAORDINARY ITEM        $  (0.02)  $   0.05   $   0.06   $  (0.02)  $   0.01   $   0.04   $   0.06   $  (0.20)
EXTRAORDINARY ITEM                                (.06)      --         --         --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                           $  (0.08)  $   0.05   $   0.06   $  (0.02)  $   0.01   $   0.04   $   0.06   $  (0.20)
                                              ========   ========   ========   ========   ========   ========   ========   ========

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

In order to improve its cash flow, increase its borrowing availability and fund its continued growth, in March 1996 the Company entered into the Senior Credit Agreement with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Senior Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

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

The Senior Credit Agreement contains several financial covenants including a minimum tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt-to-equity, minimum operating income levels and minimum required utilization rates. In addition, the Senior Credit Agreement contains limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt, and the repurchase of common stock, and prohibits the payment of dividends. The Company has been in compliance with such financial covenants at all determination dates.

In connection with the closing of the Senior Credit Agreement in March 1996, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million.

During 1996, the Company's operations provided cash flow of $1,390,000 compared to utilizing $166,000 in 1995. The improvement in cash flow primarily resulted from the improved financing terms under the Senior Credit Agreement which permitted a reduction of accounts payables, partially offset by an increase in accrued liabilities and an increase in receivables.

During 1996, the Company invested $10,751,000 in equipment and the container lease fleet. This amount is net of $2,707,000 in related sales and financing.

Cash flow from financing activities totaled $8,667,000 during 1996. This was the result of increased borrowings to finance container lease fleet and equipment acquisitions and the restructuring of the Company's debt under the Senior Credit Agreement, partially offset by the principal payments on indebtedness and an increase in other assets associated with deferred financing costs incurred in connection with the closing of the Senior Credit Agreement.

The Company believes that its current capitalization, together with borrowings available under the Senior Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability for the next 12 months. However, should demand for the Company's products exceed current expectation or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

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

Uncertainty in Supply and Price of Used Containers

The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new manufactured containers. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its container leasing operations. It could also cause the appraised orderly liquidation value of the containers in the lease fleet to decline. In such event, the Company's ability to finance its business through the Senior Credit Agreement would be severely limited, as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's container lease fleet.

Uncertainty of Additional Financing

The Company believes that its current capitalization, together with borrowings available under the Senior Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability. However, should demand for the Company's products exceed current expectation, or should the cost of used containers continue to increase, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

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

Risk of Debt Covenant Default

The Company has a $35 million credit facility that expires in March 1999. The Senior Credit Agreement is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the Senior Credit Agreement and to require early payment of outstanding loans. The lack of availability of loans or the requirement to make early repayment of loans would have a material adverse effect on the Company's business, financial condition, or results of operations. See "LIQUIDITY AND CAPITAL RESOURCES."

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

As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for its convertible securities having beneficial conversion features.

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

                                            ARTHUR ANDERSEN LLP

Phoenix, Arizona
March 24, 1997.
(except with respect to the matter
discussed in Note 1 - Restatement,
as to which the date is August 7, 1997)

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

                                                                                                December 31,
CURRENT ASSETS:                                                                              1996          1995
                                                                                         -----------   -----------

   Cash                                                                                  $   736,543   $ 1,430,651
   Receivables, net of allowance for doubtful accounts of $268,000 and $158,000
   at December 31, 1996 and 1995, respectively                                             4,631,854     4,312,725
   Inventories                                                                             4,998,382     5,193,222
   Prepaid and other                                                                         742,984       718,574
                                                                                         -----------   -----------

                                         Total current assets                             11,109,763    11,655,172

CONTAINER LEASE FLEET, net of accumulated depreciation of $1,244,000
   and $911,000, respectfully                                                             34,313,193    26,954,936
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)                                               17,696,046    15,472,164
OTHER ASSETS                                                                               1,697,199       259,672
                                                                                         -----------   -----------

                                                                                         $64,816,201   $54,341,944
                                                                                         ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $ 2,557,329   $ 4,265,147
   Accrued compensation                                                                      674,818       238,132
   Other accrued liabilities                                                               1,517,295     1,334,332
   Current portion of long-term debt (Note 4)                                              1,378,829       737,181
   Current portion of obligations under capital leases (Note 5)                            1,352,279     2,488,205
                                                                                         -----------   -----------

                                         Total current liabilities                         7,480,550     9,062,997

LINE OF CREDIT (Note 3)                                                                   26,406,035     4,099,034
LONG-TERM DEBT, less current portion (Note 4)                                              5,623,948     8,363,333
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 5)                            5,387,067    12,944,653
DEFERRED INCOME TAXES                                                                      3,709,500     3,711,985
                                                                                         -----------   -----------

                                         Total liabilities                                48,607,100    38,182,002
                                                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
STOCKHOLDERS' EQUITY (Note 10):
   Series A  Convertible  Preferred  Stock,  $.01 par value,  $100 stated value,
     5,000,000 shares authorized,  0 and 50,000 shares issued and outstanding at
     December 31,
     1996 and 1995, respectively                                                                --       5,000,000
   Common stock, $.01 par value, 17,000,000 shares authorized, 6,739,324 and 4,835,000
     shares issued and outstanding at December 31, 1996 and 1995, respectively                67,393        48,350
   Additional paid-in capital                                                             15,588,873    10,628,979
   Retained earnings                                                                         552,835       482,613
                                                                                         -----------   -----------

                                         Total stockholders' equity                       16,209,101    16,159,942
                                                                                         -----------   -----------

                                                                                         $64,816,201   $54,341,944
                                                                                         ===========   ===========

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                         1996            1995            1994
                                                                     ------------    ------------    ------------
REVENUES:
   Container and modular building sales                              $ 23,618,754    $ 24,264,547    $ 18,480,503
   Leasing                                                             13,638,635      12,213,888
                                                                                                        7,174,585
   Delivery, hauling and other                                          4,952,705       3,426,767       2,527,146
                                                                     ------------    ------------    ------------

                                                                       42,210,094      39,905,202      28,182,234

COSTS AND EXPENSES:
   Cost of container and modular building sales                        19,926,191      19,106,960      13,903,299
   Leasing, selling, and general expenses                              15,343,210      15,174,159      10,863,068
   Depreciation and amortization                                        1,713,419       1,317,974         624,754
   Restructuring charge (Note 1)                                          700,000            --              --
                                                                     ------------    ------------    ------------

INCOME FROM OPERATIONS                                                  4,527,274       4,306,109       2,791,113

OTHER INCOME (EXPENSE):
   Interest income and other                                              225,053         292,686         204,007
   Interest expense                                                    (3,894,155)     (3,211,659)     (1,274,204)
                                                                     ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM           858,172       1,387,136       1,720,916

PROVISION FOR INCOME TAXES                                               (377,596)       (610,341)       (765,098)
                                                                     ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                          480,576         776,795         955,818
EXTRAORDINARY ITEM, net of income tax benefit of $322,421 (Note 3)       (410,354)           --              --
                                                                     ------------    ------------    ------------

NET INCOME                                                                 70,222         776,795         955,818

PREFERRED STOCK DIVIDENDS (Notes 1 and 10)                                   --         1,250,000            --
                                                                     ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                   $     70,222    $   (473,205)   $    955,818
                                                                     ============    ============    ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

   Income (loss) available to common shareholders
   before extraordinary item                                         $       0.07    $      (0.09)   $       0.21

   Extraordinary item                                                       (0.06)           --              --
                                                                     ------------    ------------    ------------

Net income (loss) available to common shareholders                   $       0.01    $      (0.09)   $       0.21
                                                                     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                             6,737,592       5,004,817       4,496,904
                                                                     ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994

                                                                                      Additional          Total
                                                      Preferred          Common         Paid-in         Retained       Stockholders'
                                                        Stock            Stock          Capital         Earnings          Equity
                                                    ------------     ------------    ------------     ------------     ------------

BALANCE, December 31, 1993                          $       --       $     27,000    $  3,265,097     $       --       $  3,292,097
   Sale of common stock (Note 10)                           --             21,350       7,005,768             --          7,027,118
   Net income                                               --               --              --            955,818          955,818
                                                    ------------     ------------    ------------     ------------     ------------

BALANCE, December 31, 1994                                  --             48,350      10,270,865          955,818       11,275,033
   Sale of preferred stock (Note 10)                   5,000,000             --          (891,886)            --          4,108,114
   Preferred stock discount (Note 10)                       --               --         1,250,000             --          1,250,000
   Net income                                               --               --              --            776,795          776,795
   Preferred stock dividends (Note 10)                      --               --              --         (1,250,000)      (1,250,000)
                                                    ------------     ------------    ------------     ------------     ------------

BALANCE, December 31, 1995                             5,000,000           48,350      10,628,979          482,613       16,159,942
   Conversion of preferred stock
   (Note 10)                                          (5,000,000)          19,043       4,959,894             --            (21,063)
   Net income                                               --               --              --             70,222           70,222
                                                    ------------     ------------    ------------     ------------     ------------

BALANCE, December 31, 1996                          $       --       $     67,393    $ 15,588,873 $        552,835     $ 16,209,101
                                                    ============     ============    ============     ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                           1996           1995            1994
                                                                                           ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $     70,222    $    776,795    $    955,818
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Extraordinary loss on early debt extinguishment                                   410,354            --              --
       Amortization of deferred costs on credit agreement                                385,473            --              --
       Depreciation and amortization                                                   1,713,419       1,317,974         624,754
       Loss (gain) on disposal of property, plant and equipment                            3,938           1,763            (399)
       Changes in assets and liabilities:
         Increase in receivables, net                                                   (319,129)       (292,339)     (2,255,883)
         Decrease (increase) in inventories                                              194,840      (1,085,216)     (2,681,378)
         Increase in prepaid and other                                                   (24,410)       (219,109)       (112,169)
         Decrease (increase) in other assets                                              45,902         (87,617)        (89,495)
         (Decrease) increase in accounts payable                                      (1,707,818)       (825,657)      3,551,884
         (Decrease) increase in accrued liabilities                                      619,649        (382,147)        618,970
         (Decrease) increase in deferred income taxes                                     (2,485)        629,987         688,998
                                                                                     -----------     -----------     -----------

                    Net cash provided by (used in) operating activities                1,389,961        (165,566)      1,301,100


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of container lease fleet                                             (7,737,552)     (6,752,060)     (6,512,209)
   Net purchases of property, plant and equipment                                     (3,013,247)     (4,025,574)     (7,918,913)
                                                                                     -----------     -----------     -----------

                    Net cash used in investing activities                            (10,750,799)    (10,777,634)    (14,431,122)
                                                                                     -----------     -----------     -----------

CASH FLOWS  FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                               22,307,001         876,804       1,427,208
   Proceeds from issuance of long-term debt                                            7,127,997       5,855,982       3,290,005
   Proceeds from sale-leaseback transactions                                                --         5,857,235       4,690,350
   Payment for deferred financing costs                                               (1,963,484)           --              --
   Principal payments and penalties on early debt extinguishment                     (14,405,879)           --              --
   Principal payments on long-term debt                                               (1,334,083)     (2,081,883)     (1,081,740)
   Principal payments on capital lease obligations                                    (3,043,759)     (3,089,046)     (1,505,677)
   Additional paid in capital                                                            (21,063)      4,108,114       7,027,118
                                                                                     -----------     -----------     -----------

                    Net cash provided by financing activities                          8,666,730      11,527,206      13,847,264
                                                                                     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                         (694,108)        584,006         717,242

CASH, beginning of year                                                                1,430,651         846,645         129,403
                                                                                     -----------     -----------     -----------

CASH, end of year                                                                   $    736,543    $  1,430,651    $    846,645
                                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                           $  3,186,774    $  2,745,542    $  1,320,084
                                                                                     ===========     ===========     ===========


   Cash paid during the year for income taxes                                       $     59,958    $    277,600    $    300,692
                                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Capital lease obligations of $548,697, $1,851,336 and $1,413,061 during 1996, 1995, and 1994, respectively, were incurred in connection with lease agreements for containers and equipment.

 The accompanying notes are an integral part of these consolidated statements
                                     -27-.

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

As discussed more fully in Note 3, in March 1996, the Company entered into a $41.0 million credit agreement (the "Senior Credit Agreement") with a group of lenders. Initial borrowings under the Senior Credit Agreement of $22,592,000 were used to refinance a majority of the Company's outstanding indebtedness with more favorable terms. The Company intends to use its remaining borrowing availability, primarily to expand its container lease fleet and related operations.

The Company believes that its current capitalization together with borrowings available under the Senior Credit Agreement, is sufficient to maintain the Company's current level of operations and permit controlled growth. However, should demand for the Company's products exceed current expectations, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financings will be available or will be available on terms acceptable to the Company.

The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new manufactured containers. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its container leasing operations. It could also cause the appraised orderly liquidation value of the containers in the lease fleet to decline. In such event, the Company's ability to finance its business through the Senior Credit Agreement would be severely limited, as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's container lease fleet.

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

The Company does not rely on any one customer base. The Company's sales and leasing customers by major category are presented below as a percentage of units sold/leased:

                                             1996                  1995
                                       -----------------     -----------------

                                       Sales     Leasing     Sales     Leasing

Retail and wholesale businesses         54%        52%        50%        44%

Homeowners                               5%        17%         6%        22%

Construction                            12%        22%        10%        23%

Institutions                            14%         4%        20%         5%

Government, industrial and other        15%         5%        14%         6%

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

Property, plant and equipment at December 31 consisted of the following:

                                    Estimated
                                   Useful Life
                                    in Years

                                                     1996             1995
                                                    ------           -----
Land                                   -           $708,555          $328,555
Vehicles and equipment              5 to 10      11,218,281         9,469,092
Buildings and improvements            30          6,958,247         6,363,154
Office fixtures and equipment       5 to 20       2,514,812         1,714,312
                                    -------      ----------        ----------
                                                 21,399,895        17,875,113
Less-Accumulated depreciation                    (3,703,849)       (2,402,949)
                                                ------------      ------------
                                                $17,696,046       $15,472,164
                                                ===========       ===========

Included in property plant and equipment are assets held under capital leases of $6,304,895 and $21,416,130, and accumulated amortization of $191,892 and $620,283 at December 31, 1996 and 1995, respectively.

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

           Deferred Financing Costs

Included in other assets are deferred financing costs of $1,659,218 and $172,715 at December 31, 1996 and 1995, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight line method. The difference between amortizing the deferred financing costs using the straight line method and amortizing such costs using the effective interest method is not material.

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

           Restatement

The financial position and results of operations presented in the financial statements and footnotes for the year ended December 31, 1995, have been restated to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission ("SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance of Series A Convertible Preferred Stock having "beneficial conversion" features. Such issuance included conversion features, which permitted the holders to convert their holdings to common shares at a fixed discount off of the market price of the common shares when converted.

Under this accounting treatment, the estimated value of the fixed discount (20% of the closing price at the date of conversion) has been accounted for as additional paid-in-capital. The difference between the stated value of the Series A Convertible Preferred Stock and its original carrying value (i.e., fixed discount) was accreted through the first possible conversion date, December 31, 1995, as preferred stock dividends. The restatement gives effect to the recognition in the calculation of earnings (loss) per share of the accretion of the fixed discount as preferred stock dividends on the Company's Series A Convertible Preferred Stock. None of these restatements had any effect on cash flows of the Company.

(2)  CONTAINER LEASE FLEET:

The Company has a container lease fleet consisting of refurbished or constructed containers and modular buildings that are leased to customers under operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the containers' and modular buildings' estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. At December 31, 1996 and 1995, approximately $6.9 million and $24.9 million, respectively of containers and modular buildings included in the container lease fleet have been pledged as collateral for long-term debt and obligations under capital leases. The balance of the containers are secured as collateral under the Senior Credit Agreement (see Notes 3, 4 and 5). Normal repairs and maintenance to the containers and modular buildings are expensed as incurred.

(3)  LINE OF CREDIT:

In March 1996, the Company entered into the Senior Credit Agreement with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Senior Credit Agreement, as amended, the Lenders have provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

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

In connection with the closing of the Senior Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, the Company recognized costs previously deferred related to certain indebtedness and prepayment penalties resulting in an extraordinary charge to earnings of $410,000 ($732,000 net of a $322,000 benefit for income taxes).

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

The Senior Credit Agreement contains several covenants including a minimum tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, the Senior Credit Agreement contains limits on capital expenditures and the incurrence of additional debt, as well as prohibiting the payment of dividends.

(4)  LONG TERM DEBT:

Long-term debt at December 31, consists of the following:


                                                                                      1996               1995
                                                                                     ------             -----


         Notes payable to BT Commercial Corporation, interest ranging from 3.25%
         over  Eurodollar  rate (5.6% at December  31, 1996) to 1.75% over prime
         (8.25% at December 31, 1996),  fixed monthly  installments of principal plus interest, due March 2001, secured by various classes of the
         Company's assets                                                          $5,437,500         $     --


         Notes payable,  interest ranging from 9% to 12.2%, monthly installments of principal and interest, due March 1997 through September 2001,
         secured by equipment and vehicles                                            743,867          3,122,665


         Notes  payable,   interest  ranging  from  11.49%  to  12.63%,  monthly
         installments of principal and interest, due July 2000 through January
         2001, secured by containers                                                  706,796          4,342,043


         Short term note payable to financial institution, interest at 6.89%
         payable in fixed monthly installments due March 1997, unsecured              114,614               --


         Notes  payable  to banks,  interest  ranging  from  1.75% to 2.75% over prime,  monthly  installments  of principal and  interest,  paid off in
         March 1996, secured by deeds of trust on real property.                        --            1,635,806
                                                                                    ---------         ---------


                                                                                    7,002,777         9,100,514


         Less: Current portion                                                     (1,378,829)         (737,181)
                                                                                    ---------         ---------


                                                                                   $5,623,948        $8,363,333
                                                                                    =========         =========

Future maturities under long-term debt are as follows:

             Years ending December 31,                       1996
             -------------------------                    ---------

                     1997                               $ 1,378,829
                     1998                                 1,673,650
                     1999                                 1,806,743
                     2000                                 1,707,031
                     2001                                   436,524
                                                         ----------
                                                        $ 7,002,777
                      Less: current portion             (1,378,829)
                                                         ----------
                                                        $ 5,623,948
                                                         ==========

The Senior Credit Agreement with BT Commercial Corporation contains restrictive covenants. See Note 3

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

Future payments of obligations under capital leases:


             Years ending December 31,


             1997                                                 $2,091,580
             1998                                                  2,456,136
             1999                                                  2,405,222
             2000                                                  1,313,241
             2001                                                     54,418
                                                                   ---------

             Total payments                                        8,320,598
             Less: Amounts representing interest                  (1,581,251)
                                                                   ---------
                                                                   6,739,347
             Less: Current portion                                (1,352,279)
                                                                   ---------
                                                                  $5,387,067
                                                                   =========

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

The provision for income taxes at December 31, 1996, 1995 and 1994 consisted of the following:

                                 1996            1995            1994
                                 ----            ----            ----

Current                       $    --           $  --          $   --
Deferred                        377,596         610,341         765,098
                                -------         -------         -------

               Total           $377,596        $610,341        $765,098
                                ========        =======         =======


The components of the net deferred tax liability at December 31, 1996 and 1995 are as follows:

                                                                   1996                1995
                                                                   ----                ----
Net long-term deferred tax liability:
           Accelerated tax depreciation                        $(7,363,000)        $(5,450,000)
           Deferred gain on sale-leaseback transactions           (429,000)            136,000
           Deferred revenue (Note 5)                                  --               (87,000)
           Alternative minimum tax credit                          211,000             211,000
           Reserve and other                                       324,500             (68,000)
           Net operating loss carry forwards                     3,369,000           1,412,000
           Valuation allowance                                     (13,000)            (13,000)
                                                               -----------         -----------

                                                                (3,900,500)         (3,859,000)
                                                               -----------         -----------

Net short-term deferred tax asset:
           Valuation reserve for accounts receivable               113,000              66,000
           Unicap adjustment                                        40,000              51,000
           Vacation reserve                                         38,000              30,000
                                                               -----------         -----------

                                                                   191,000             147,000
                                                               -----------         -----------

                                                               $(3,709,500)        $(3,712,000)
                                                               ===========         ===========

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

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                    1996       1995      1994
                                                    ----       ----      ----

          Statutory federal rate                     34%        34%       34%
          State taxes, net of federal benefit         6          6         8
          Effect of permanent differences             4          4         2
                                                      =          =         =

                                                     44%        44%       44%
                                                     ===        ===       ===


Net operating loss carryforwards for federal income tax purposes totaled $8.0 million and $3.6 million at December 31, 1996 and 1995, respectively, and expire from 2008 through 2011.

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

(8)  BENEFIT PLANS:

Stock Option Plan

In August 1994, the Company's board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan ("the Plan"). Under the terms of the Plan, both incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company's directors and key personnel, and to providers of various services to the Company. The purpose of the Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance or services affect the Company.

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

The following summarizes the activity for the Plan for the years ended December 31, 1996 and 1995:

                                             1996                              1995
                                 ---------------------------        --------------------------

                                  Number        Weighted Average    Number        Weighted Average
                                 of Shares       Exercise Price    of Shares       Exercise Price
Options outstanding,
beginning of year                 241,000           $   4.04        128,000           $   4.11
Granted                           156,000           $   3.43        143,000           $   3.94
Canceled/Expired                  (50,000)          $   3.16        (30,000)          $   3.88
Exercised                            --                 --             --                 --
                                 --------           --------        -------           --------

Options outstanding,
 end of year                      347,000           $   3.89        241,000           $   4.04
                                 --------           --------        -------           --------

Options exercisable,
 end of year                      158,500                            89,250
                                  -------                            ------

Range of exercise prices      $3.12-$3.85                       $3.75-$5.38
                              ===========                       ===========

Weighted average fair value
 of options granted              $   1.70                          $    .97

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

The vesting period for such options is determined by the Compensation Committee at the time of grant. The vesting period for outstanding options at December 31, 1996, range from four to five years depending on the circumstances at the date of grant.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1995 and 1996:

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

If the Company had accounted for stock options issued to employees using a fair value based method of accounting, the Company's net income and net income per share would have been reported as follows:

                                          Year Ended December 31,
                                          1996               1995
                                          ----               ----
Net Income (Loss):
               As reported              $70,222           $(473,205)
               Pro forma                 14,548            (505,034)
Net income per common share
and common share equivalent:
               As reported                $0.01              $(0.09)
               Pro forma                   0.00               (0.10)

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

          1997                                 $800,987
          1998                                  821,825
          1999                                  837,417
          2000                                  770,668
          2001                                  585,319
         Thereafter                           3,821,386
                                              ---------
                                             $7,637,602
                                              =========
The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending administrative proceedings is adequately provided for in the accompanying financial statements and any adverse outcome will not have a material impact on the Company's results of operations or its financial condition.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company recorded a preferred stock dividend of $1,250,000 at December 31, 1995 in accordance with the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force whereas the Series A Preferred Stock had "beneficial conversion" features which permitted the holder to convert their holdings to common shares at a fixed discount off of the market price of the common shares when converted. The effect of the dividend resulted in a decrease in earnings per share applicable to common shareholders of $.25.

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

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                               Annual Compensation            Compensation
                                           ---------------------------        ------------
                                                                  Other
                                                                  Annual
Name and Principal          Fiscal                                Compen-         Stock      All Other
Position(1)                  Year      Salary        Bonus        sation         Options    Compensation
---------------------------------------------------------------------------------------------------------
Richard E. Bunger,           1996     $100,000     $107,873         --              --       $  4,100(2)
Chief Executive Officer      1995      104,167       77,808         --              --          4,100(2)
                                          1994      125,000         --            75,000        4,100(2)


Lawrence Trachtenberg        1996     $ 50,000     $ 95,887         --            25,000     $  5,000(3)
Chief Financial Officer,     1995         --           --           --            50,000         --
Executive Vice President     1994         --           --           --              --           --

Steven G. Bunger,            1996     $ 50,000     $ 95,887         --            25,000     $  5,000(3)
Chief Operating Officer,     1995       42,500       94,128         --            50,000        4,375(3)
Executive VicePresident      1994       20,000      103,988         --              --           --
---------------

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

                        OPTION GRANTS IN FISCAL YEAR 1996

                                           % of Total                               Potential Realizable Value at
                                          Options/SARs                               Assumed Annual Rate of Stock
                                           Granted to     Exercise or               Price Appreciation for Option
      Name               Options/SARs     Employees in    Base Price  Expiration              Term
                           Granted        Fiscal Year      ($/Sh)        Date          5% ($)      10% ($)
------------------------------------------------------------------------------------------------------------------

Richard E. Bunger             -0-             --             --           --           --           --

Lawrence Trachtenberg       25,000           25%           $3.50      April 2006      $ 55,028     $139,452

Steven G. Bunger            25,000           25%           $3.85      April 2001      $ 26,592     $ 58,762

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

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                           Value of Unexercised
                                                                 Number of Unexercised     In-the-Money Options
                                                                Options at December 31,       at December 31,
                                                                        1996                      1996(1)

                          Shares Acquired on                        Exercisable/               Exercisable/
     Name                    Exercise          Value Realized       Unexercisable             Unexercisable
---------------------------------------------------------------------------------------------------------------
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

                                               Common Stock
Name and Address of Beneficial Owner     Beneficially Owned(1)     Percent(2)
--------------------------------------------------------------------------------

Richard E. Bunger                            2,350,000(3)            34.6%
1834 West 3rd Street
Tempe, Arizona 85281

Lawrence Trachtenberg                           33,395(4)              *
1834 West 3rd Street
Tempe, Arizona 85281

Steven G. Bunger                               215,989(5)             3.2%
1834 West 3rd Street
Tempe, Arizona 85281

Ronald J. Marusiak                             104,700(6)             1.5%
1834 West 3rd Street
Tempe, Arizona 85281

George Berkner                                  17,500(7)              *
1834 West 3rd Street
Tempe, Arizona 85281

REB/BMB Family Limited Partnership(8)        2,290,000               34.0%
1834 West 3rd Street
Tempe, Arizona 85281

Bunger Holdings, L.L.C.(9)                     410,000                6.1%
1834 West 3rd Street
Tempe, Arizona 85281

Kennedy Capital Management, Inc.               344,425                5.11%
10829 Olive Boulevard
St. Louis, MO  63141-7739

All Directors and Executive Officers         2,618,900               38.0%
as a group (6 persons)(3)(4)(5)(6)(7)

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

10.10(1)  Lease  Agreement by and between  Steven G. Bunger,  Michael J. Bunger,
          Carolyn  A.   Clawson,   Jennifer  J.   Blackwell,   Susan  E.  Bunger
          (collectively  "Landlord") and Mobile Mini Storage Systems  ("Tenant")
          dated January 1, 1994
10.11(1)  Lease Agreement by and between Mobile Mini Systems,  Inc. ("Landlord")
          and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.12(2)  Amendment to Lease Agreement by and between Steven G. Bunger,  Michael
          J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell,  Susan E. Bunger
          (collectively  "Landlord") and Mobile Mini Storage Systems  ("Tenant")
          dated August 15, 1994
10.13(2)  Amendment to Lease Agreement by and between Steven G. Bunger,  Michael
          J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell,  Susan E. Bunger
          (collectively  "Landlord") and Mobile Mini Storage Systems  ("Tenant")
          dated August 15, 1994
10.14(2)  Amendment to Lease Agreement by and between Steven G. Bunger,  Michael
          J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell,  Susan E. Bunger
          (collectively  "Landlord") and Mobile Mini Storage Systems  ("Tenant")
          dated August 15, 1994
10.15(3)  Amendment  to Lease  Agreement  by and  between  Mobile  Mini  Storage
          Systems, Inc., a California corporation, ("Landlord"), and the Company dated December 30, 1994.
10.16(5)  Lease  Agreement  by and  between  Richard E. and  Barbara  M.  Bunger
          ("Landlord") and the Company ("Tenant'") dated November 1, 1995.
10.17(5)  Amendment to Lease  Agreement by and between Richard E. and Barbara M.
          Bunger  ("Landlord")  and the Company  ("Tenant'")  dated  November 1,
          1995.
10.18     Amendment  No.  2 to  Lease  Agreement  between  Mobile  Mini  Storage
          Systems, Inc. and the Company
10.19(1)  Patents and Patents Pending
10.20(1)  U.S. and Canadian Tradename and Service Mark Registration
11        Statement  Re:  Computation  of Per Share  Earnings  (filed  with this
          Amendment No. 3)
21        Subsidiaries of Mobile Mini, Inc.
23        Consent of Arthur Andersen LLP
23.1      Consent of Arthur  Andersen,  LLP, dated August 20, 1997.  (filed with this Amendment No. 3)
99        Selected Financial Data (filed with this Amendment No. 3)

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

None

                                                                     SCHEDULE II

                                MOBILE MINI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    December 31,
                                                    ------------

                                        1996           1995           1994
                                       ------         ------         ------

Allowance for doubtful accounts:
Balance at beginning of period       $ 157,659      $ 256,022      $ 105,694
Provision charged to expense           502,065        382,653        339,642
Write-offs                            (391,543)      (481,016)      (189,314)
                                     ---------      ---------      ---------

Balance at end of period             $ 268,181      $ 157,659      $ 256,022
                                     =========      =========      =========

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOBILE MINI, INC.
                                  (Registrant)

Date:  August 20, 1997    By:___________________________________________________
                          Steven G. Bunger, Chief Executive Officer and Director




Date:  August 20, 1997    By:___________________________________________________
                          Lawrence Trachtenberg, Chief Financial Officer

Exhibit 11

                                MOBILE MINI, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                                                          Year Ended December 31,

                                                                             1996          1995
                                                                             ----          ----
PRIMARY:
Common shares outstanding, beginning of year                              4,835,000     4,835,000
Effect of weighting shares:
  Employee stock options                                                       --            --
  Effect of warrants exercised                                                 --            --
  Effect of conversion of Series A Convertible Preferred Stock            1,902,592          --
  Assumed conversion of Series A Convertible Preferred Stock                   --         169,817
                                                                        -----------   -----------

Weighted average number of common shares and common share
equivalents outstanding                                                   6,737,592     5,004,817
                                                                        ===========   ===========

Net Income available for common shareholders                            $    70,222   $  (473,205)
                                                                        ===========   ===========

Earnings per common and common share equivalent                         $      0.01   $     (0.09)
                                                                        ===========   ===========


FULLY DILUTED:
Common Shares outstanding, beginning of year                              4,835,000     4,835,000
Effect of weighting shares:
  Employee stock options                                                       --            --
  Effect of warrants exercised                                                 --            --
  Effect of conversion of Series A Convertible Preferred Stock            1,902,592          --
  Assumed conversion of Series A Convertible Preferred Stock                   --         169,817
                                                                        -----------   -----------


Weighted average number of common shares and common share equivalents
outstanding                                                               6,737,592     5,004,817
                                                                        ===========   ===========

Net income available for common shareholders                            $    70,222   $  (473,205)
                                                                        ===========   ===========

Earnings per common and common equivalent share                         $      0.01   $     (0.09)
                                                                        ===========   ===========

                                      -54-