Form 10-Q
period 1997-09-30
MOBILE MINI INC
filed 1997-10-31
CIK 911109

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

                For the quarterly period ended September 30, 1997

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

Yes      X                 No
     ---------                  ----------

         As of October 30, 1997, there were outstanding 6,799,324 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                         TABLE OF CONTENTS                                         PAGE
                                                                                                  NUMBER

                                              PART I.
                                       FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets                                                           3
                    September 30, 1997 (unaudited) and December 31, 1996

               Consolidated Statements of Operations                                                 4
                    Three  Months  and  Nine  Months  ended  September  30,  1997 and
                    September 30, 1996 (unaudited)

               Consolidated Statements of Cash Flows                                                 5
                    Nine Months Ended September 30, 1997 and
                    September 30, 1996 (unaudited)

               Notes to Consolidated Financial Statements                                            6

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition  and                8
                    Results of Operations

                                              PART II.
                                         OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                                            12

Item 6         Exhibits and Reports on Form 8-K                                                     13

                                             SIGNATURES                                             14

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS                               September 30, 1997  December 31, 1996
                                                                       (Unaudited)      (As restated)
                                                                  -------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 1,336,275       $   736,543
     Receivables, net                                                    6,773,586         4,631,854
     Inventories                                                         5,666,538         4,998,382
     Prepaid and other                                                   1,377,369           742,984
                                                                       -----------       -----------
                Total current assets                                    15,153,768        11,109,763

CONTAINER LEASE FLEET, net                                              46,047,646        34,313,193
PROPERTY, PLANT AND EQUIPMENT, net                                      18,072,284        17,696,046
OTHER ASSETS, net                                                        1,696,103         1,697,199
                                                                       -----------       -----------
                Total assets                                           $80,969,801       $64,816,201
                                                                       ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $ 3,470,415       $ 2,557,329
     Accrued interest                                                      558,909           261,698
     Accrued compensation                                                  568,625           674,818
     Other accrued liabilities                                           2,142,531         1,255,597
     Current portion of long-term debt                                   1,938,105         1,378,829
     Current portion of obligations under capital leases                 1,968,842         1,352,279
                                                                       -----------       -----------
                Total current liabilities                               10,647,427         7,480,550

LINE OF CREDIT                                                          36,523,827        26,406,035
LONG-TERM DEBT, less current portion                                     4,663,308         5,623,948
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                   3,769,296         5,387,067
SUBORDINATED NOTE, net                                                   2,930,825              --
DEFERRED INCOME TAXES                                                    4,768,963         3,709,500
                                                                       -----------       -----------
                Total liabilities                                       63,303,646        48,607,100
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock; $.01 par value, 17,000,000 shares authorized,
     6,739,324 issued and outstanding at
     September 30, 1997 and December 31, 1996                               67,393            67,393
     Additional paid-in capital                                         15,660,434        15,588,873
     Retained earnings                                                   1,938,328           552,835
                                                                       -----------       -----------
                Total stockholders' equity                              17,666,155        16,209,101
                                                                       -----------       -----------
                Total liabilities and stockholders' equity             $80,969,801       $64,816,201
                                                                       ===========       ===========

        See the accompanying notes to these consolidated balance sheets.
                                        3

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended September 30,        Nine Months Ended September 30,
                                                   --------------------------------        -------------------------------
                                                       1997                1996                1997               1996
                                                   ------------        ------------        ------------       ------------
REVENUES:
  Container and other sales                        $  4,701,743        $  6,376,244        $ 15,441,124       $ 17,037,687
  Leasing                                             4,721,347           3,432,714          12,726,628          9,775,390
  Other                                               2,076,855           1,366,367           5,175,444          3,563,078
                                                   ------------        ------------        ------------       ------------
                                                     11,499,945          11,175,325          33,343,196         30,376,155

COSTS AND EXPENSES:
  Cost of container and other sales                   3,108,623           5,380,427          11,118,979         14,425,775
  Leasing, selling and general expenses               5,295,188           3,679,876          14,587,373         10,768,774
  Depreciation and amortization                         596,560             451,648           1,598,436          1,200,063
                                                   ------------        ------------        ------------       ------------
             Income from operations                   2,499,574           1,663,374           6,038,408          3,981,543

OTHER INCOME (EXPENSE):
  Interest income and other                               1,423               5,209               1,423              9,209
  Interest expense                                   (1,317,114)           (973,768)         (3,565,737)        (2,923,176)
                                                   ------------        ------------        ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                    1,183,883             694,815           2,474,094          1,067,576

PROVISION FOR INCOME TAXES                              520,909             305,719           1,088,601            469,733
                                                   ------------        ------------        ------------       ------------
INCOME BEFORE EXTRAORDINARY ITEM                        662,974             389,096           1,385,493            597,843
EXTRAORDINARY ITEM (Note D)                                --                  --                  --             (410,354)
                                                   ------------        ------------        ------------       ------------
NET INCOME                                         $    662,974        $    389,096        $  1,385,493       $    187,489
                                                   ============        ============        ============       ============

EARNINGS PER COMMON  AND COMMON STOCK
EQUIVALENT:
INCOME BEFORE EXTRAORDINARY ITEM                   $       0.10        $       0.06        $       0.20       $       0.09
EXTRAORDINARY ITEM                                         --                  --                  --                (0.06)
                                                   ------------        ------------        ------------       ------------
NET INCOME                                         $       0.10        $       0.06        $       0.20       $       0.03
                                                   ============        ============        ============       ============


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                         6,829,105           6,739,324           6,765,977          6,737,010
                                                   ============        ============        ============       ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                               1997               1996
                                                                                ------------       ------------
Net income                                                                      $  1,385,493       $    187,489
Adjustments to reconcile income to net cash used in operating activities:
     Extraordinary loss on early debt extinguishment                                    --              410,354
     Amortization of deferred costs on credit agreement                              378,609            304,585
     Depreciation and amortization                                                 1,598,436          1,200,063
     Loss (gain) on disposal of property, plant and equipment                         53,058             (7,762)
Changes in assets and liabilities:
     Decrease (increase) in receivables, net                                      (2,141,732)           268,664
     Increase in inventories                                                        (622,604)          (999,951)
     Increase in prepaids and other                                                 (634,385)          (312,494)
     Decrease (increase) in other assets                                            (377,513)           279,377
     Increase (decrease) in accounts payable                                         913,086         (1,768,146)
     Increase in accrued liabilities                                               1,077,952             20,105
     Increase in deferred income taxes                                             1,059,463            111,317
                                                                                ------------       ------------
       Net cash provided by (used in) operating activities                         2,689,863           (306,399)
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net purchases of container lease fleet                                         (12,100,138)        (2,716,086)
  Net purchases of property, plant, and equipment                                 (1,707,509)        (2,311,848)
                                                                                ------------       ------------
       Net cash used in investing activities                                     (13,807,647)        (5,027,934)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under lines of credit                                            10,117,792         17,750,416
  Proceeds from issuance of long-term debt                                         3,754,955          6,635,069
  Payment for deferred financing costs                                                  --           (2,156,856)
  Principal payments and penalties on early debt
     extinguishment                                                                     --          (14,405,879)
  Principal payments on long-term debt                                            (1,153,933)        (1,056,216)
  Principal payments on capital lease obligations                                 (1,001,298)        (1,894,761)
  Additional paid in capital                                                            --              (21,069)
                                                                                ------------       ------------
       Net cash provided by financing activities                                  11,717,516          4,850,704
                                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                      599,732           (483,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     736,543          1,430,651
                                                                                ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,336,275       $    947,022
                                                                                ============       ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

NOTE B - Earnings per common share is computed by dividing net income by the weighted average number of common share equivalents assumed outstanding during the periods. Fully diluted earnings per common share is considered equal to primary earnings per share in all periods presented.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997 and, at that time, will restate prior periods earnings per share to conform with SFAS No. 128. The effect of this restatement is not significant on any period presented.

NOTE  C -  Stockholders'  equity  in  the  accompanying  consolidated  financial statements has been restated to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission ("SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's issuance in 1995 of the Series A Convertible Preferred Stock having "beneficial conversion" features. The Series A Convertible Preferred Stock included conversion features which permitted the holders to convert their preferred shares to common shares at a fixed discount off of the market price of the common shares when converted. Under this accounting treatment, the estimated value of the fixed discount (20% of the closing price at the date of conversion) has been accounted for as additional paid-in-capital. The difference between the stated value of the Series A Convertible Preferred Stock and its original carrying value (i.e., fixed discount) was accreted through the first possible conversion date, December 31, 1995, as preferred stock dividends. This restatement did not have any effect on cash flows of the Company.

NOTE D - The Company entered into a credit agreement (the "Credit Agreement") in March, 1996 with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit and a $6.0 million term loan. In July, 1997, the revolving line of credit was increased to $40.0 million. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets.

In connection with the closing of the Credit Agreement, the Company repaid long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to this indebtedness and prepayment penalties resulted in an extraordinary charge to earnings in 1996, of approximately $410,000 after the benefit of income taxes.

NOTE E - In July 1997, the Company completed a private placement of $3.0 million of 12% senior subordinated notes (the "Bridge Notes") and warrants to purchase 50,000 shares of Mobile Mini, Inc. common stock at $5.00 per share. The Bridge Notes were due the earlier of July 31, 2002, or on the refinancing of the Bridge Notes on substantially similar terms. In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes ("Notes") with redeemable warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. The Notes are due November 1, 2002. From the proceeds of the sale of the Notes, the Company repaid the $3.0 million in Bridge Notes and accrued interest and reduced the borrowings outstanding under the revolving line under the Credit Agreement with the remainder of the net proceeds. The warrants issued to Bridge Note holders were canceled, and the holders received 15,000 shares of common stock in consideration for such cancellation. The proceeds received by the Company from the sale of the Notes will be allocated between the 12% Notes and the related warrants based on the respective fair values of each instrument. The resulting discount increases the effective interest rate of the Notes and will be amortized to interest expense over the life of the debt.

NOTE F - The Company's publicly traded warrants issued in connection with the Company's initial public offering have been extended to expire on February 17, 1998.

NOTE G - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------

Raw material and supplies                     $3,252,018           $3,547,487
Work-in-process                                  639,320              288,986
Finished containers                            1,775,190            1,161,909
                                              ----------           ----------
                                              $5,666,538           $4,998,382
                                              ==========           ==========

NOTE H - The Company maintains a container lease fleet consisting of refurbished or constructed containers, office units and modular buildings that are leased to customers with varying terms. Depreciation is provided using the straight-line method over the containers' and modular buildings' estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the containers and modular buildings are expensed as incurred. As of September 30, 1997, the Company's lease fleet, net of depreciation, was $46.0 million as compared to $34.3 at December 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

         Revenues for the quarter ended September 30, 1997 were $11,500,000 which represents a 2.9% increase over revenues of $11,175,000 for the quarter ended September 30, 1996. Revenues from the sales of the Company's products decreased 26.3% while the revenues from the leasing of portable storage containers and office units increased 37.5%. Revenues from the Company's trucking and other related leasing activities increased 52.0%. The decrease of product sales primarily reflects management's decision and efforts to increase its core leasing business in addition to the Company's discontinuance of the lower margin modular building operations which contributed $1,300,000 of sales in the third quarter of 1996. The increase in lease revenues resulted from an increase in the average per unit container rental rate, yielding 3.9%, and a 29.7% increase in the average number of containers on lease. The increase in the Company's other revenues, primarily related to trucking service income and loss limitation waiver income, is associated with the increased leasing revenues.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended September 30, 1997 was 66.1% compared to 84.4% for the same quarter in 1996. This decrease partially resulted from the discontinuation of the lower margin modular building line, in addition to higher margins on all other product sales.

         Leasing, selling and general expenses were 46.0% of total revenue in the quarter ended September 30, 1997 compared to 32.9% in the quarter ended September 30, 1996. This increase reflects the additional costs associated with maintaining a larger container lease fleet and support equipment, and the additional administrative costs and staff to support this growth.

         Interest expense was 11.5% of revenues during the third quarter of 1997 compared to 8.7% of revenues during the quarter ended September 30, 1996. Interest expense increased $343,000 primarily due to the growth in the Company's leasing operations and the related borrowings to finance that growth, in addition to higher interest costs related to the Bridge Notes, partially offset by a lower weighted average borrowing rate under the Credit Agreement.

         Depreciation and amortization increased from 4.0% of revenues for the three months ended September 30, 1996 to 5.2% for the three months ended September 30, 1997. This results from the increase in the Company's lease fleet and the acquisition of additional equipment at the Company's various locations.

         The Company posted a 70.4% increase in net income to $663,000, or $0.10 per share for the quarter ended September 30, 1997 compared to net income of $389,000 or $0.06 per share during the same period in the prior year. This increase is primarily a result of increased leasing and leasing related revenues and higher profit margins on sales partially offset by higher administrative and interest costs. The Company's effective tax rate remained unchanged at 44.0%.

                Nine Months Ended September 30, 1997 Compared to
                      Nine Months Ended September 30, 1996

         Revenues for the nine months ended September 30, 1997 were $33,343,000, a 9.8% increase over revenues of $30,376,000 for the nine months ended September 30, 1996. Revenues from the sales of the Company's products decreased 9.4%, while the revenues from the leasing of portable storage and from the Company's trucking and other related leasing activities increased 34.2% and represented 53.7% of total revenue compared to 43.9% for the same period in 1996. This increase in lease and lease related revenues primarily is a result of a 23.4% increase in the average number of containers on lease, an increase in the average per unit container rental rate, yielding 3.4%. The increase in the Company's other revenues, primarily related to trucking service income and loss limitation waiver income, is associated with the increased leasing revenues.

         Cost of container and other sales as a percentage of container and other sales for the nine months ended September 30, 1997 was 72.0% compared to 84.7% for the same period in 1996. This decrease primarily resulted from an increase in sales of the Company's higher margin telecommunication shelters, increase in the Company's national dealer program and efficiencies realized as a result of the discontinuation in 1996 of the Company's modular building line.

         Leasing, selling and general expenses were 43.7% of total revenue for the nine months ended September 30, 1997 compared to 35.5% in the nine months ended September 30, 1996. The increase is the result of additional operating costs to support the increased leasing operations. These additional costs included higher maintenance costs associated with a larger trucking fleet, additional equipment to maintain, service and transport a larger container lease fleet, and increased personnel costs and related benefits to support the continued growth of the leasing operations.

         Interest  expense  was 10.7% of revenues  during the nine months  ended
September 30, 1997 compared to 9.6% of revenues during the nine months ended September 30, 1996. This increase is related to financing the Company's growth in its container lease fleet and equipment which permitted the Company to continue improving its leasing revenue. This increase is partially offset by a 1.2% decrease in the Company's weighted average borrowing rate as a result of lower interest rates under the Credit Agreement (including the effect of amortization of additional debt issuance costs in connection with the Company's Credit Agreement).

         Depreciation and amortization increased from 4.0% of revenues for the nine month period ended September 30, 1996 to 4.8% for the nine month period ended September 30, 1997, as a result of the increase in the Company's lease fleet and the acquisition of additional support equipment at the Company's various locations.

         The Company posted a net income of $1,385,000, or $0.20 per share, for the nine months ended September 30, 1997 compared to net income before extraordinary item of $598,000, or $0.09 per share, during the same period in 1996. This increase is primarily a result of increased revenues and the higher profit margins on sales partially offset by higher administrative costs. The Company's effective tax rate remained unchanged at 44.0%. During the quarter ended March 31, 1996, the Company prepaid certain debt and capital leases in connection with entering into a new credit agreement. The Company recognized an extraordinary charge to earnings of $410,000 or $.06 per share, net of the benefit for income taxes, as a result of this early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business plan is to continue to increase the size of its container lease fleet and related property, plant and equipment. The Company will require additional financing to sustain such growth. The growth in the container lease fleet and related property, plant and equipment over the past year was primarily funded through the Company's Credit Agreement, which includes a revolving line of credit (the "Revolving Line") with permitted borrowings based on the level of the Company's inventories, receivables and the size of its container lease fleet.

         In July 1997, the Company issued $3.0 million of 12% senior subordinated notes (the "Bridge Notes") with warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. Proceeds of the Bridge Notes were initially used to reduce the Revolving Line. Simultaneously with the issuance of the Bridge Notes, the Company's lenders increased the Revolving Line by an additional $5.0 million, to $40.0 million of borrowing availability. In October, 1997, the Company issued $6.9 million of 12% senior subordinated notes with redeemable warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. The notes are due November 1, 2002. The Company repaid the $3.0 million Bridge Notes and accrued interest and reduced the Revolving Line with the remainder of the net proceeds. The warrants issued to the holders of the Bridge Notes were canceled and 15,000 shares of Common Stock were issued in consideration of the cancellation.

         As of September 30, 1997, the Company had borrowings outstanding of $36,524,000 under the Revolving Line and $3,163,000 of additional borrowing was available under that line. As a result of the issuance of the 12% senior subordinated notes and application of the net proceeds, additional borrowing availability under the Revolving Line had increased to $7,742,000 on October 14, 1997.

         During the nine months ended September 30, 1997, the Company's operations provided cash of $2,690,000. This primarily reflects the increase in leasing operations, improved sale margins in addition to increases in accrued payables, liabilities and deferred income taxes, a function of net income, partially offset by increased trade receivables, a function of increased revenues, inventories and other assets.

         The Company invested $13,808,000 in its container lease fleet and other equipment during the nine months ended September 30, 1997. This amount is net of $1,556,000 in sales of containers from the lease fleet.

         Cash flow provided by financing activities totaled $11,718,000 for the nine months ended September 30, 1997. This financing was utilized to fund the increase in the container lease fleet, related property, plant and equipment, and inventory levels, which was partially offset by principal payments on long-term debt and capitalized leases.

         The Company believes that its current capitalization, including the issuance of the 12% senior subordinated notes in October 1997 and the increase in available borrowings under the Revolving Line portion of the Credit Agreement, will be sufficient to maintain its current level of operations and permit controlled growth over the next 12 months. However, should demand for the Company's products exceed current expectation, or should the Company expand its operations into several additional markets, the Company would be required to secure additional financing through debt or equity offerings, additional borrowings or a combination of these sources. However, there is no assurance that any such financing will be obtained or obtained on terms acceptable to the Company.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding the Company's ability to meet its obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under the Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for the Company's products, could cause actual results to differ materially from anticipated results and have a material adverse effect on the Company's ability to meet its obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. The Company issued $6.9 million of senior subordinated notes in October 1997, in a public offering subject to its Registration Statement. That Registration Statement and the Prospectus, dated October 8, 1997, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors", which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department at (602) 894-6311 or by mail at Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. The Company's filings with the SEC may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 31, 1997, the Company issued $3.0 million in principal amount of its 12% Senior Subordinated Notes Due 2002 ("Bridge Notes") to Arizona Land Income Corporation (the "Noteholder"), a publicly-held real estate investment trust, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D thereunder. The Company also issued to the Noteholder warrants to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share ("Warrants"). The aggregate purchase price of the Bridge Notes and Warrants was $3.0 million. The Bridge Notes were repaid in October 1997 with a portion of the net proceeds of the Company's public offering of $6.9 million in principal amount of its 12% Senior Subordinated Notes Due 2002, at which time the Warrants were canceled in consideration of the Company's issuance of 15,000 shares of restricted Common Stock to the Noteholder in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Regulation D described above.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

   (a)            Exhibits

Number                                  Description


   11 Computation of Earning per Share for the Three Month and Nine Month Period Ended September 30, 1997 and 1996

   27             Selected Financial Data

   (b)            Reports on Form 8-K:  none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MOBILE MINI, INC.
                                             (Registrant)



Dated:  October 30, 1997                      /s/ Larry Trachtenberg
                                             ------------------------
                                               Larry Trachtenberg
                                               Chief Financial Officer &
                                               Executive Vice President
                                       14