Form 10-K
period 1997-12-31
MOBILE MINI INC
filed 1998-03-27
CIK 911109

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    Form 10-K
                                   (Mark One)

        [X]       ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value on March 18, 1998 of the voting stock owned by non-affiliates of the registrant was approximately $47,299,000 (calculated by excluding all shares held by executive officers, directors and holders of five percent or more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities law).

As of March 18, 1998, there were outstanding 7,845,736 shares of the issuer's common stock, par value $.01.

Documents incorporated by reference: Certain Exhibits are incorporated in Item 14 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission, and certain risk factors are incorporated in Item 7 hereof by reference to the Registrant's Registration Statement dated August 26, 1997 and as amended.
================================================================================

                                     PART I

This Annual Report contains forward-looking statements which involve risks and uncertainties. The actual results of Mobile Mini, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Mobile Mini") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Form 10-K and the Company's other Securities and Exchange Commission filings. See particularly
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results".

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Mobile Mini, Inc. is a Delaware corporation capitalized effective December 31, 1993. From 1983 through 1993, the business operations of the Company were conducted as a sole proprietorship by Richard E. Bunger under the tradename "mobile mini storage systems" ("MMSS"). The business operations transferred to the Company were comprised of MMSS and a related corporation, Delivery Design Systems, Inc. ("DDS"). The Company's subsidiaries include DDS which formerly engaged in the business of designing, developing and manufacturing truck trailers and other delivery systems for the Company's portable storage containers and Mobile Mini I, Inc. which engages in the business of acquiring and maintaining certain of the Company's facilities. The business and assets of DDS were transferred to the Company in 1996.

The Company's operations commenced in Phoenix, Arizona, in 1983. By 1986 the portable storage concept had been proven and the business was expanded through an additional sales and leasing branch established in Tucson, Arizona. In 1988, the Company commenced operations in Rialto, California to service the greater Los Angeles area. In early 1990, the Company relocated its manufacturing facility from its original site in Phoenix to a heavy-industry zoned industrial park located near Maricopa, Arizona and administrative offices were established in Tempe, Arizona. In 1994, the Company opened a "satellite" branch in San Diego, California which is serviced from its Rialto "hub." Also in 1994, the Company opened operations in Texas by the establishment of hub locations in Houston and Dallas/Fort Worth. In early 1995, the Company opened satellite locations in the San Antonio and Austin metropolitan areas.

During the last few years, the Company has focused primarily on expanding its leasing operations, which provide higher margins and profitability than its other operations, see "Leasing Operations". In January of 1998 the Company acquired the assets of Nevada Storage Containers, a Las Vegas based container leasing and sales business.

Products

The Company designs and manufactures portable steel storage containers, portable offices and telecommunication shelters and acquires, refurbishes, and modifies ocean-going shipping containers for sale and lease as inland portable storage units. In addition, the Company designs and manufactures a variety of delivery systems to complement the Company's storage container sales and leasing activities. The Company has patented, proprietary or trade secret rights in all products it has designed and manufactured. The locking system for the Company's containers is patented and provides virtually impenetrable security to the storage container.

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

The Company leases and sells its storage containers to a wide variety of individual, business and governmental users. The Company's lease activities include both off-site and on-site leasing. "Off-site" leasing occurs when the Company leases a portable storage container which is then located at the customer's place of use. "On-site" leasing occurs when the Company stores the portable container containing the customer's goods at one of the Company's facilities, which are similar to a standard mini-storage facility, but with increased security, ease of access and container delivery and pick-up service.

In mid-1995, Mobile Mini established a telecommunication shelter division to complement its storage container business, diversify its product line and target the domestic and international markets. The Company's telecommunication shelters, marketed under the name "Mobile Tele-structures", can be built in a vast variety of designs, sizes, strengths, exterior appearances and configurations. The Company has developed proprietary technology that makes these units very portable, lightweight, highly secure and virtually weather resistant. The Company intends to devote additional resources toward marketing this product.

The Company has developed technology to add a stucco finish to the exterior of its all steel buildings, making them more aesthetically appealing while retaining the strength and durability afforded by steel. This attribute is especially important to the Mobile Tele-structures operations, where telecommunication companies are under pressure to use shelters and towers that blend in with the locale at which they are located. The Company also introduced its ArmorKoat line of telecommunication shelters which feature a specially formulated concrete exterior coat to its steel shelters. This formulation increases the strength of the building and can meet the needs of customers that require concrete buildings.

The Company designs, develops and manufactures a complete proprietary line of truck trailers and other delivery systems utilized in connection with its storage container sales and leasing activities. The Company provides delivery and pick-up services for customers at their places of business, homes or other locations.

Business Restructuring

Prior to 1997, the Company was involved in the manufacture, sale and leasing of modular steel buildings in the state of Arizona. These buildings were used primarily as portable schools, but could be used for a variety of purposes. Although the Company believes its modular buildings were superior to the wood-framed buildings offered by its competitors, the Company was not able to generate acceptable margins on this product line. During 1996, the Company implemented a strategic restructuring program designed to concentrate management effort and resources and better position itself to achieve its strategic growth objectives. Accordingly, the Company's 1996 results include charges of $700,000 ($400,000 after tax, or $.06 per share) for costs associated with restructuring the Company's manufacturing operations and for other related charges. These charges were recorded in the fourth quarter of 1996, and were comprised of the write-down of assets used in the Company's discontinued modular building operations and related severance obligations ($300,000), and the write-down of other fixed assets ($400,000). By discontinuing its modular building operations, the Company is able to utilize the management resources and production capacity previously utilized by this division to expand the Company's telecommunications shelter business and its container leasing operations.

Marketing

The Company markets its storage containers both directly to the consumer and through its national dealer network. The Company has sales and leasing branches in Phoenix and Tucson, Arizona, San Diego and Rialto, California, Houston, Dallas, San Antonio and Austin, Texas and Las Vegas, Nevada. The Company services the greater Los Angeles, California area from its Rialto hub.

The Company sells and leases its storage containers directly to consumers from each of its branches. With respect to leases, the Company engages in both off-site and on-site leasing. Marketing for individual consumer sales and rentals is primarily through Yellow Page ads, direct mailings and customer referrals. The Company markets its Mobile Tele-structures products directly to telecommunication companies, as well as to companies providing turn-key installations of shelters and telecommunication towers.

Sales are also made through the Company's national dealer network which currently provides the Company's manufactured containers to 45 dealers for retail sale. Such dealers are in 69 separate locations in 24 states and two
Canadian provinces. Marketing to dealers and potential dealers is primarily through direct solicitation, trade shows, trade magazine advertising and referrals. The dealers receive pre-fabricated containers which they assemble and paint. The Company provides training in assembly and marketing to its dealers. None of the dealers are employed by the Company, nor does any dealer have a long term requirements contract for the supply of pre-fabricated containers or any contract for training in assembly and marketing with the Company. The Company does, however, benefit from the use of its name by several dealers on the containers once they are constructed.

Leasing Operations

Since its founding, it has been the Company's primary goal to grow the container leasing portion of its business. This business, which involves the short-term leasing of a product with a long useful life and relatively low depreciation, offers higher margins than the Company's other products and services.

The Company has sought to grow its container leasing business by opening branch facilities in several cities in the Southwestern United States. When the Company opens a facility, it devotes substantial resources, including a sizable advertising budget, to the location. The new locations therefore typically generate losses in early years, but once the Company has added sufficient containers to cover the relatively high fixed costs, its operations generally become profitable. Historically, profitability is not expected until approximately one to three years after the new location is opened. The actual time to profitability depends upon numerous factors, including differences in container costs compared to historic cost levels, the level of competition in the new market, the development of additional storage containers in the market by competitors and other factors which are generally beyond the Company's control.

The Company plans to continue adding additional leased containers to existing locations in order to increase its profitability. During 1996, the Company obtained a revolving line of credit enabling it to substantially expand its container leasing operations. Borrowings available under the line of credit were increased to $40.0 million during 1997. Additionally, the Company completed a public offering during 1997 of 12% Senior Subordinated Notes. See, "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES". The Company increased containers on lease at December 31, 1997 by 33% from December 31, 1996. This increase was achieved at branch locations that had been in operation at December 31, 1996.

The Company's plan is to continue increasing its lease fleet at existing locations in 1998. Management believes that such an increase should substantially improve profitability in 1998, particularly if the cost of used ocean-going containers remains constant at year-end 1997 levels.

The Company intends to continue to expand its operations into additional cities on a controlled basis. Such expansion could be through new start up operations by the Company or through acquisitions of existing operations. Expansion through start up operations could have the effect of reducing net income during the early years of operations while the Company increases its lease fleet at these locations. Management plans to control the number of new start up locations and their cost, in order to minimize the effect on current year earnings. The Company has identified several potential new markets, and is investigating start up and acquisition possibilities in those markets. The Company acquired the assets of a Las Vegas, Nevada based container leasing and sales business in January 1998, and it is the Company's strategy to review potential acquisitions of container leasing businesses or their assets.

Financing

The Company has required increasing amounts of financing to support the growth of its business. This financing was required primarily to fund the acquisition of containers for the Company's lease fleet and to fund the acquisition of property, plant and equipment to support both the Company's container leasing and manufacturing operations.

The Company finances its operations and growth primarily through a credit agreement (the "Senior Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). The Company entered into the Senior Credit Agreement in March 1996, as amended in 1997, in order to improve its cash flow, increase its borrowing availability and fund its continued growth. Under the terms of the Senior Credit Agreement, the Lenders currently provide the Company with a $40.0 million revolving line of credit and provided a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

The term loan is to be repaid over a five-year period. Interest accrues on the term loan at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):

             Months 1   through 12 (April 1996 - March 1997)            $ 62,500
             Months 13 through 24 (April 1997 - March 1998)               83,333
             Months 25 through 60 (April 1998 - March 2001)              118,056

Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents which constitute part of the Senior Credit Agreement, are required annually. As of December 31, 1997, no additional payment was required under this provision.

Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing. The term of this revolving line of credit is three years, with a one-year extension option.

In connection with the closing of the Senior Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings in 1996 of approximately $410,000 after benefit for income taxes.

The Senior Credit Agreement contains several financial covenants and minimum required utilization rates in its lease fleet, limits on capital expenditures, acquisitions, changes in control, the incurrence of additional debt and the repurchase of common stock, and prohibits the payment of dividends.

The Company has also financed its operations through the issuance and sale of its equity and debt securities. In February 1994, the Company completed its initial public offering. Net proceeds to the Company totaled approximately $7 million. In December 1995, the Company received net proceeds of $4.1 million, through a private placement of 50,000 shares of Series A Convertible Preferred Stock, $.01 par value, $100 stated value ("Series A"). Pursuant to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996. In July 1997, the Company completed a private placement of $3.0 million of 12% senior subordinated notes (the "Bridge Notes") and warrants to purchase 50,000 shares of Mobile Mini, Inc. common stock at $5.00 per share. The Bridge Notes were due the earlier of July 31, 2002, or on the refinancing of the Bridge Notes on substantially similar terms. In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes ("Notes") with redeemable warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. The Notes are due November 1, 2002, and requires the Company to establish an interest reserve escrow account (Reserve Account) and to maintain in the reserve account, while any of the Notes are outstanding, an amount equal to six months interest on the Notes based on the principal amount outstanding. Interest is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1998. From the proceeds of the sale of the Notes, the Company repaid the $3.0 million in Bridge Notes and accrued interest and reduced the borrowings outstanding under the revolving line under the Senior Credit Agreement with the remainder of the net proceeds. The warrants issued to the Bridge Note lender were canceled, in exchange for 15,000 shares of common stock. Because the Notes were offered as part of a unit with Redeemable Warrants, a portion of the original offering price for a unit was allocated to the Notes and a portion to the Redeemable Warrants based on their respective fair market values. The resulting discount increases the effective interest rate of the Notes and is being amortized to interest expense over the life of the Notes. These equity and debt issuances provided additional capital in conjunction with obtaining the financing available under the Senior Credit Agreement. In February 1998, the Company realized proceeds of approximately $5.2 million on the exercise of warrants issued in connection with its initial public offering in 1994.

Patents, Tradenames and Trade Secrets

The Company has eight patents issued by and four patents pending with the U.S. Patent and Trademark Office related to the design and application of its products. The Company may process other patent applications for additional products developed currently or in the future, to the extent the Company deems such applications appropriate. "mobile mini" and "mobile mini storage systems" are registered trade names and service marks in the United States and Canada.

The patents as well as the various state trade secrets acts afford proprietary protection to the Company's products, including the unique locking system and design of its manufactured products. The Company has in place at its manufacturing facility, several access control and proprietary procedure policies to meet the requirements of protecting its trade secrets under applicable law. The Company follows a policy of aggressively pursuing claims of patent, tradename, service mark and trade secret infringement. The Company does not believe that its products and trademarks or other confidential and proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. The successful assertion of rights and the defense of infringement claims could have a material adverse affect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will have sufficient resources to sustain expensive or protracted legal actions to protect its proprietary rights or, alternatively, to defend claims of infringement.

Customers

The market for the Company's products can generally be divided into four distinct areas -- retail, residential, commercial and institutional/governmental. Revenues are derived from either rentals or sales directly to customers or through sales to the Company's dealers.

The Company's customer profile is diverse and does not rely on one industry. Instead, the Company targets several different markets within various geographic areas. As of December 31, 1997, the Company's leasing and sales clients fall into the following categories and approximate percentages: (i) with respect to leasing: retail and wholesale businesses, 47%; homeowners, 17%; construction, 24%; institutions, 7%; government, industrial and other, 5%; (ii) with respect to sales: retail and wholesale businesses, 42%; homeowners, 6%; construction, 13%; institutions, 21%; government, industrial and other, 18%.

Customers utilize the Company's storage units in a variety of ways. For example, retail companies use the Company's storage units for extra warehousing of inventory and records; real estate development companies utilize the Company's products to securely store equipment, tools and materials; and governmental agencies such as the U.S. Armed Forces and the U.S. Drug Enforcement Agency lease and buy the Company's high-security, portable storage units to store equipment and other goods.

Competition

The Company competes with its products and services in several market segments, and the Company knows of no one entity that is in direct competition with the Company in all its market segments. With respect to its on-site leasing activities, the Company competes directly with conventional mini-storage warehouse facilities and the pick-up and delivery services offered by certain of these facilities in the localities in which it operates. Some of the Company's on-site leasing competitors include Door to Door Storage, Public Storage, U-Haul and Shurgard Storage Centers. With respect to off-site leasing and sales, the
Company has several competitors, which include Haulaway, Mobile Storage, National Security Containers, and a large number of smaller competitors. The Company believes that its products, services, pricing and manufacturing capabilities allow it to compete favorably in each of the on-site leasing, off-site leasing and sales segments of the Company's markets in the areas it currently operates.

The Company's Mobile Tele-structures division competes against several competitors that supply shelters, the largest of which the Company believes to be Fibrebond Corporation, the Rohn division of UNR Industries and Andrew Corporation.

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

The Company's ability to continue to compete favorably in each of its markets is dependent upon many factors, including the market for used ocean-going containers and the costs of steel. Management believes that the Company's container manufacturing capabilities make the Company less susceptible than its competitors to ocean-going container price fluctuations, particularly since the cost of used containers is affected by many factors, only one of which is the cost of steel from which the Company can manufacture new containers. The Company has begun to purchase its raw steel directly from steel mills, lowering its average cost of steel.

The Company believes that competition in each of its markets may increase significantly in the future. It is possible that such competitors will have greater marketing and financial resources than the Company. As competition increases, significant pricing pressure and reduced profit margins may result. Prolonged price competition, along with other forms of competition, could have a material adverse affect on the Company's business and results of operations. Additionally, as the Company continues to expand its operations in different regions, start up costs incurred reduce the Company's overall profit margins.

Employees

As of March 18, 1998, the Company had approximately 800 full time employees at all of its locations. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not represented by a labor union and the Company has no knowledge of any current organization activities. The Company has never suffered a work stoppage and considers its relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company has four manufacturing centers located in Maricopa, Arizona, Rialto, California, and Houston and Dallas/Fort Worth, Texas. Sales and leasing are conducted from Phoenix, Rialto, Houston and Dallas/Fort Worth, and five other locations. The Company's administrative and sales offices are located in Tempe, Arizona.

The Company's primary manufacturing center is located in a heavy-industry zoned industrial park near Maricopa, Arizona, approximately 30 miles south of Phoenix. The facility is seven years old and is located on an approximate 45 acre industrial site. Twenty-three acres of this site were purchased from Richard E. Bunger in 1996. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The facility includes nine manufacturing buildings, totaling approximately 158,000 square feet, which house manufacturing, assembly, construction, painting and vehicle maintenance operations.

The Phoenix, Arizona sales and leasing branch services the Phoenix metropolitan area from its approximately 9.8 acre facility, of which approximately 7 acres are leased. All Phoenix marketing and any on-site storage is conducted from this site. Approximately 3.4 acres are owned by the Company, approximately 5.0 acres are leased from non-affiliated parties and the remaining 1.4 acres are owned by members of the Bunger family and are under lease at what management believes to be competitive market rates. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

In addition to its administrative offices and manufacturing facilities, the Company has facilities used for sales, leasing and onsite storage. As of March 1, 1998, the major properties owned or leased by the Company are listed in the table below:

  Location                       Use                                  Area                Title
  --------                       ---                                  ----                -----

Tempe, Arizona            Corporate offices                       8,700 sq. ft.           Leased

Tempe, Arizona            Sales administration                   20,100 sq. ft.           Leased

Maricopa, Arizona         Manufacturing                             45 acres             Owned(1)

Rialto, California        Sales, leasing, manufacturing and         10 acres            Leased(2)
                          on-site storage

Houston, Texas            Sales, leasing, manufacturing and         7 acres               Leased
                          on-site storage

Phoenix, Arizona          Sales, leasing and on-site storage        10 acres        Owned(1)/leased(3)

Tucson, Arizona           Sales, leasing and on-site storage        5 acres             Leased(4)

San Diego, California     Sales, leasing and on-site storage        5 acres               Leased

Dallas, Texas             Sales, leasing, manufacturing and         17 acres             Owned(1)
                          on-site storage

San Antonio, Texas        Sales, leasing and on-site storage        3 acres               Leased

Round Rock, Texas(5)      Sales, leasing and on-site storage        5 acres               Leased

Las Vegas, Nevada         Sales and leasing                         2 acres             Leased(6)

(1) Pledged pursuant to the Senior Credit Agreement. See, "ITEM 1. DESCRIPTION OF BUSINESS - Financing."
(2) Leased by the Company from an affiliate of Richard E. Bunger. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(3) Of the 14 acres comprising these sites, 3.4 acres are owned by the Company and 1.5 acres are subject to long-term leases from members of the Bunger family. See, "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(4) 2.7 acres are leased by the Company  from  members of the Bunger  family and
    2.3 acres are leased from a non-affiliate of the Company. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(5) A community of the Austin, Texas metropolitan area.
(6) A portion of the land and buildings under lease are currently subleased to a non-affiliated party.

ITEM 3.  LEGAL PROCEEDINGS.

In April 1997, the Company entered into a stock purchase agreement with an individual who had agreed to work for the Company. Under the stock purchase agreement, the individual was to purchase 500,000 shares of common stock on July 1, 1997. On June 30, 1997, at the individual's request, the Company extended the closing date to July 3, 1997. The individual did not tender funds by the extended closing date. In July 1997, the Company brought an action in US
District Court for the District of Arizona to have the court declare the Company's obligations under the stock purchase agreement terminated. The individual opposes the Company's request, and has requested that the Company be ordered to perform under the stock purchase or, alternatively, pay him damages, including treble damages. In addition, the individual has filed a counterclaim alleging constructive discharge. The Company is vigorously pursuing the action and does not believe it will have any material impact on the financial condition or the results of operations of the Company.

The Company is not a party to any other legal proceeding other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or collectively material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meting of the stockholders of the Company was held on November 12, 1997, in Phoenix, Arizona. On the record date for the annual meeting, 6,739,324 shares of the common stock were outstanding and eligible to be voted. The table below briefly describes the proposals and results from the annual meeting of stockholders.

                                         Number of Shares Voted:
                                         -----------------------

Election of Directors:                      For             Withheld
                                            ---             --------
Richard E. Bunger                        5,550,884          157,164
Steven G. Bunger                         5,552,688          155,360
Lawrence Trachtenberg                    5,560,690          147,358
George E. Berkner                        5,560,188          147,860
Ronald J. Marusiak                       5,560,188          147,860

                                            For              Against         Abstain
Amendment to the Company's                  ---              -------         -------
Certificate of Incorporation             3,855,339          409,846          10,067

Amendment to the Company's
1994 Stock Option Plan                   5,370,126          264,416          14,816

Ratification of appointment of
Arthur Andersen LLP as the
Independent Auditors                     5,687,161           14,547           6,321

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock trades on the Nasdaq Stock Market under the symbol "MINI." Prior to December 26, 1995, the Common Stock was traded on the Nasdaq SmallCap Marketsm. The following table sets forth, for the indicated periods, the high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market. The Company had approximately 76 holders of record of its Common Stock on March 1, 1998. The Company believes it has in excess of 400 beneficial owners of its Common Stock.

FISCAL YEARS 1997 AND 1996


                                       1997                          1996
                                 ---------------               ---------------

                                 HIGH        LOW               HIGH        LOW
                                 ----        ---               ----        ---

Quarter ended March 31,         $3.625     $3.000             $4.375     $2.875
Quarter ended June 30,           4.500      3.000              4.437      3.375
Quarter ended September 30,      5.375      4.437              4.375      2.812
Quarter ended December 31,       6.438      5.000              4.250      3.000

Holders of the Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any cash dividends on its Common Stock, nor does the Company anticipate that cash dividends will be paid in the foreseeable future. Additionally, the Senior Credit Agreement prohibits the payment of dividends. The Company intends to apply any earnings to the expansion and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------

                                                          1997          1996(2)        1995(2)        1994(2)       1993(1)(2)
                                                          ----          ----           ----           ----          ----

CONSOLIDATED STATEMENT OF INCOME                                      (in thousands, except share amounts)

Revenues                                               $    46,083   $    42,426    $    40,184    $    28,350   $    17,169

Income from operations                                       8,698         4,743          4,585          2,959         1,562

Income before extraordinary item                             2,200           480            777            956           276

Extraordinary item                                            --            (410)          --             --            --

Net income                                                   2,200            70            777            956           276

Preferred stock dividends                                     --            --           (1,250)          --            --

Net income (loss) available for common stock                 2,200            70           (473)           956           276

Earnings per share:

Basic:

Income (loss) before extraordinary item                $      0.33   $      0.07    $     (0.10)   $      0.21   $      0.10

Extraordinary item                                            0.00         (0.06)          0.00           0.00          0.00
                                                       -----------   -----------    -----------    -----------   -----------

Net income (loss) available for common stock           $      0.33   $      0.01    $     (0.10)   $      0.21   $      0.10
                                                       ===========   ===========    ===========    ===========   ===========

Weighted average number of common shares outstanding     6,752,147     6,737,592      4,835,000      4,496,904     2,700,000

Diluted:

Income (loss) before extraordinary item                $      0.32   $      0.07    $     (0.10)   $      0.21   $      0.10

Extraordinary item                                            0.00         (0.06)          0.00           0.00          0.00
                                                       -----------   -----------    -----------    -----------   -----------

Net income (loss) available for common stock           $      0.32   $      0.01    $     (0.10)   $      0.21   $      0.10
                                                       ===========   ===========    ===========    ===========   ===========

Weighted average number of common and
common equivalent shares outstanding                     6,800,303     6,744,229      4,835,000      4,497,230     2,700,000

CONSOLIDATED BALANCE SHEET DATA
  (as of December 31 of each year)

Total assets                                           $    84,052   $    64,816    $    54,342    $    40,764   $    20,082

Lines of credit                                             35,883        26,406          4,099           --            --

Notes payable and obligations under capital leases          11,495        13,742         24,533         16,140         9,334

Subordinated notes, net                                      6,648          --             --             --            --

(1) Prior to 1994, the Company's predecessor was operated as a sole proprietorship. Per share information is therefore calculated on a proforma basis assuming that the only common stock outstanding was that issued to Richard E. Bunger at the time the Company was capitalized and all significant transactions for the transfer of assets to the Company have been eliminated for the proforma statements.

(2) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company was founded in 1983 and operated only in the Phoenix, Arizona area until 1986. In 1986 it expanded to Tucson, Arizona, in 1988 to southern California, in 1994 to Texas and in 1998 to Nevada. From inception through 1988, the Company exclusively engaged in the refabrication of ocean-going cargo containers, which it leased to the public for storage containers and portable offices. In 1989, the Company began to sell containers. Contributing to growth of sales revenues was the development of a national distribution system (referred to by the Company as the national dealer network), manufacture of new Company designed containers from raw steel as an alternative and supplement to the refabrication of ocean-going containers, the manufacture of modular steel buildings (discontinued in 1996; see "ITEM 1. DESCRIPTION OF BUSINESS - BUSINESS RESTRUCTURING") and special order products which the Company leases and sells to schools, governmental entities and others, and the development of the telecommunication shelter division which commenced operations in mid-year 1995.

The leasing of containers has become the more significant portion of the Company's business and is contributing to the Company's growth. Since 1993, the number of units at the Company's leasing locations has increased by the following percentages as compared to the preceding year:


            December 31,
            ------------

               1993            38%
               1994            62%
               1995            32%
               1996            18%
               1997            33%

As the leasing operations are the most profitable of the Company's operations, management plans to increase the level of these operations, especially at existing locations. In addition, the Company expects to open additional facilities through acquisitions or the start up of new locations on a controlled basis at locations which management believes can become profitable over a relatively short period of time.

The Company manufactures and/or refurbishes containers for use in its lease fleet. Containers are transferred to the lease fleet at cost, without recognizing any manufacturing profit on the value added to the refurbished containers or new containers. In addition, the Company's container lease fleet has been acquired over the last 15 years. During parts of this period, raw container prices were significantly lower than they are today. An appraisal of the fair market value of the container lease fleet performed in 1997 resulted in a total fair market value of approximately $64,500,000. This exceeds the carrying value of the containers by approximately $15,800,000 at December 31, 1997. In accordance with generally accepted accounting principals, this differential is not recognized in the Company's financial statements.

Uncertainties faced by the Company include variances in start up costs for new storage locations, the availability of acquisitions on terms acceptable to the Company, competition in new markets, and the opportunity cost of deploying sufficient containers in a new market to reach economic viability. While the Company has experience in entering new market areas and conducts preliminary market research to assure itself that viable markets exist, there can be no assurance of success when expanding into new markets. However, unlike fixed mini-storage facilities, the Company does have the ability to relocate its portable storage containers to other markets to adjust for market demand.

Results of Operations

The following table sets forth, for the periods indicated, the percentage, as a percent of total revenue, of certain items in the Consolidated Financial
Statements of the Company, included elsewhere herein. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------

                                                            1997         1996         1995
                                                           -----        -----        -----

         REVENUES:
           Leasing                                          54.0%        42.1%        38.5%
           Container and other sales                        44.5         55.7         60.4
           Other                                             1.5          2.2          1.1
                                                           -----        -----        -----
                                                           100.0        100.0        100.0

         COSTS AND EXPENSES:
           Cost of container and other sales                31.5         47.0         47.5
           Leasing, selling and general expenses            44.7         36.2         37.8
           Depreciation and amortization                     4.9          4.0          3.3
           Restructuring charge                             --            1.6         --
                                                           -----        -----        -----
         INCOME FROM OPERATIONS                             18.9         11.2         11.4

         OTHER INCOME (EXPENSE):
           Interest income                                   0.0          0.0          0.0
           Interest expense                                (10.9)        (9.2)        (8.0)
                                                           -----        -----        -----

         INCOME BEFORE PROVISION FOR INCOME TAXES
          AND EXTRAORDINARY ITEM                             8.0          2.0          3.4
         PROVISION FOR INCOME TAXES                          3.2          0.9          1.5
                                                           -----        -----        -----
         INCOME BEFORE EXTRAORDINARY ITEM                    4.8          1.1          1.9
         EXTRAORDINARY ITEM                                 --            1.0         --
                                                           -----        -----        -----
         NET INCOME                                          4.8          0.1          1.9
         PREFERRED STOCK DIVIDEND                           --           --           (3.1)
                                                           -----        -----        -----
         NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK        4.8%         0.1%        (1.2)%
                                                           =====        =====        =====

Fiscal 1997 Compared to Fiscal 1996

The Company's business plan in 1997 was focused on increasing its number of containers on lease at existing branch locations because the incremental lease revenue results in higher margins. In addition, the Company increased prices on container sales and withdrew from the low margin modular building business.

Revenues for the year ended December 31, 1997 increased 8.6% to $46,083,000 from $42,426,000 during 1996. Revenues from the Company's leasing operations were $24,870,000 which represents a 39.1% increase from 1996 leasing revenues of $17,876,000. This increase resulted from a 33% increase in the number of containers on lease, and an increase in ancillary lease revenue per container resulting from the introduction of the Company's new loss limitation waiver program. Sales of the Company's products decreased by 13.1%, primarily due to the discontinuation of the modular building operations. This decline in sales was offset, to some extent, by an approximate $2,200,000 increase in the sale of telecommunication shelters.

During 1997 the Company implemented price increases on the sale of containers through its branches and through the National Dealer Program. These actions, together with the withdrawal from the low margin modular building business, caused a substantial increase in gross margins on sales. As a result, cost of containers and other sales as of percentage of container and other sales decreased to 70.9% from 84.4% during 1996.

Leasing, selling and general expenses increased 34.2% to $20,585,000 compared to $15,343,000 in the prior year. This increase was attributable to increased leasing related expenses associated with the 33% increase in the number of containers out on lease, increased commission levels offered to dealers in connection with the leasing of containers and increased expenses associated with developing an infrastructure for future growth.

Depreciation and amortization increased to 4.9% of revenues in 1997 compared to 4.0% in 1996. The increase reflects the increase in the Company's container lease fleet and support equipment for manufacturing and maintaining the lease fleet and operational equipment at all the sales and leasing locations.

The Company recorded a restructuring charge in 1996 of $700,000. There was no similar charge in 1997.

Operating margins increased from 11.2% in 1996 to 18.9% in 1997 as a result of change in the Company's focus to its leasing business, as well as the increased gross margins on sales.

Interest expense increased to $5,035,000 in 1997 compared to $3,894,000 in 1996. The increase in interest expense includes the additional interest related to the 40.8% increase in the Company's average balance of debt outstanding compared to 1996 and the amortization of debt issuance costs. The increase in the Company's average outstanding debt is partially related to the issuance in 1997 of $6.9 million of subordinated notes and increased borrowings under the Senior Credit Agreement to finance the growth in the container lease fleet. The weighted average interest rate decreased 0.75% in 1997 to 9.45% from 10.2% in 1996, excluding amortization of deferred loan costs. Including amortization of deferred loan costs, the weighted average interest rate was 10.61% and 11.56% for 1997 and 1996, respectively.

The Company generated net income of $2,200,000, or $0.32 per share diluted, in 1997 compared to net income before extraordinary item of $481,000, or $0.07 per share diluted in 1996. This increase is primarily a result of the 39.1% increase in leasing revenues in 1997 and a 14% increase in gross margin on sales in 1997 as compared with 1996. The Company recorded a $700,000 restructuring charge in 1996. Excluding the 1996 restructuring charge, earnings before extraordinary item were approximately $873,000, or $0.13 per share diluted.

In 1996, the Company prepaid approximately $14.1 million of debt and capital lease obligations in connection with entering into the Senior Credit Agreement. As a result, in 1996 the Company recognized an extraordinary charge to earnings of $410,000, or $0.06 per share, net of the benefit of income taxes.

Fiscal 1996 Compared to Fiscal 1995

Revenues for the year ended December 31, 1996 increased to $42,426,000 from $40,184,000 during 1995. Revenues during 1995 included $3,645,000 of container sale revenue recorded under sale-leaseback transactions. The revenue from sale-leaseback transactions was offset by an equal cost of container sales and did not produce any gross margin. The Company did not enter into sale-leaseback transactions during 1996. Excluding the effect of these sale-leaseback transactions, revenues increased by 16.1% from 1995 to 1996, primarily the result of increases in both sales and leasing revenues generated from existing branch locations and the sale of certain used modular buildings that had been previously leased. The Texas operations, which commenced in late 1994, sustained growth and contributed 8.5% and 15.8% to the Company's container sales and leasing revenues, respectively, during 1996 as compared to 7.0% and 9.6%, respectively, in 1995. The dealer and telecommunication shelter division contributed 25.5% and 4.1%, respectively, of the sales revenues in 1996 as compared to 27.2% and 5.8%, respectively, in 1995. Revenues related to container and modular building sales and leasing activities increased 14.5% and 11.7%, respectively, from the prior year, exclusive of container sale revenue recorded under sale-leaseback transactions.

Excluding the effect of sale-leaseback transactions, cost of container and modular building sales as a percentage of container and modular building sales increased to 84.4% compared to 74.8% for the prior year. This increase is attributable to the mix of products sold, a shortage in supply of used containers, which caused an increase in the acquisition cost of these containers, an increase in sales of manufactured new containers which typically result in lower margins to the Company, and an accounting refinement in the Company's allocation of certain indirect manufacturing costs.

Excluding the effect of sale-leaseback transactions, leasing, selling and general expenses were 36.2% of total revenue in 1996, compared to 41.5% in 1995. The decrease primarily resulted from the continued efficiencies obtained by the Company's Texas operations, which were in their start up phase during 1995, and to the Company passing certain ancillary expenses on to customers.

The Company recorded a restructuring charge (See "ITEM 1. DESCRIPTION OF BUSINESS.- BUSINESS RESTRUCTURING") of $700,000 or 1.6% of total revenue in 1996. There was no similar charge in 1995.

Income from operations was $4,743,000 in 1996 compared to $4,585,000 in 1995. Excluding the restructuring charge, income from operations would have been 12.8% of total revenue in 1996 as compared to 11.4% in 1995.

Interest expense increased to $3,894,000 in 1996 compared to $3,212,000 in 1995. This increase in interest expense was primarily the result of a 51.4% increase in the average balance of debt outstanding compared to 1995, along with the related amortization of debt issuance costs, partially offset by a decrease of 3.0% in the Company's weighted average borrowing rate resulting from lower interest rates under the Company's Senior Credit Agreement. The additional debt in 1996 was incurred in order to finance the substantial increase in the Company's equipment and container lease fleet in 1996.

Depreciation and amortization increased to 4.0% of revenues in 1996, from 3.3% in 1995, and is directly related to the expansion of the Company's manufacturing facility along with the substantial growth in the Company's lease fleet and additional support equipment at the Company's sales and leasing locations.

The Company had income before extraordinary item of $481,000, or $.07 per share diluted, in 1996, compared to net income of $777,000 or $.16 per share diluted in 1995 before the effect of dividends on the Company's Series A Convertible Preferred Stock of $(.25) per share diluted (see notes 1 and 11 of the Notes to Consolidated Financial Statements). This decrease primarily resulted from the $700,000 restructuring charge recorded by the Company in the fourth quarter of 1996, discussed above. See "Item 1. DESCRIPTION OF BUSINESS - BUSINESS RESTRUCTURING". Excluding this charge, 1996 earnings before extraordinary item were approximately $873,000, or $.13 per share. The weighted average common and common equivalent shares outstanding at the end of 1996 increased by 39% from the prior year due to the issuance of additional common stock in 1996 pursuant to the conversion of the Series A Convertible Preferred Stock, issued during the fourth quarter of 1995, which was converted to common stock in 1996.

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

Quarterly Results of Operations

The following table reflects certain selected unaudited quarterly operating results of the Company for each of the eight quarters through the quarter ended December 31, 1997. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                         QUARTERLY RESULTS OF OPERATIONS

                                                                    1997
                                               --------------------------------------------


                                                (in thousands, except per share amounts)


                                                Mar 31     June 30     Sept 30      Dec 31
                                               --------    --------    --------    --------

REVENUES:
Leasing                                        $  4,995    $  5,660    $  6,668    $  7,547
Container and modular building sales              4,543       6,197       4,702       5,086
Other                                               112         337         130         106
                                               --------    --------    --------    --------


TOTAL REVENUE                                     9,650      12,194      11,500      12,739


COSTS AND EXPENSES:
Cost of container and other sales                 3,446       4,565       3,109       3,427
Leasing, selling and general expenses             4,281       5,011       5,295       5,998
Depreciation and amortization                       472         530         596         655
Restructuring charge                               --          --          --          --
                                               --------    --------    --------    --------


INCOME FROM OPERATIONS                            1,451       2,088       2,500       2,659


OTHER INCOME (EXPENSE):
Interest income                                    --          --             1           3
Interest expense                                 (1,090)     (1,159)     (1,317)     (1,469)
                                               --------    --------    --------    --------


INCOME BEFORE PROVISION FOR
INCOME TAX  AND
EXTRAORDINARY ITEM                                  361         929       1,184       1,193
PROVISION FOR INCOME TAXES                          159         409         521         378
                                               --------    --------    --------    --------


INCOME BEFORE EXTRAORDINARY ITEM                    202         520         663         815
EXTRAORDINARY ITEM                                 --          --          --          --
                                               --------    --------    --------    --------


NET INCOME AVAILABLE FOR
COMMON STOCK                                   $    202    $    520    $    663    $    815
                                               ========    ========    ========    ========


EARNINGS PER SHARE:


BASIC:
INCOME BEFORE EXTRAORDINARY ITEM               $   0.03    $   0.08    $   0.10    $   0.12
EXTRAORDINARY ITEM                                 --          --          --          --
                                               --------    --------    --------    --------


NET INCOME                                     $   0.03    $   0.08    $   0.10    $   0.12
                                               ========    ========    ========    ========


DILUTED:
INCOME BEFORE EXTRAORDINARY ITEM               $   0.03    $   0.08    $   0.10    $   0.11
EXTRAORDINARY ITEM                                 --          --          --          --
                                               --------    --------    --------    --------


NET INCOME                                     $   0.03    $   0.08    $   0.10    $   0.11
                                               ========    ========    ========    ========

                                                                   1996
                                               --------------------------------------------


                                                 (in thousands, except per share amounts)


                                                Mar 31     June 30     Sept 30      Dec 31
                                               --------    --------    --------    --------

REVENUES:
Leasing                                        $  3,925    $  4,185    $  4,627    $  5,139
Container and modular building sales              4,916       5,746       6,376       6,581
Other                                                64         360         177         330
                                               --------    --------    --------    --------


TOTAL REVENUE                                     8,905      10,291      11,180      12,050


COSTS AND EXPENSES:
Cost of container and other sales                 3,926       5,120       5,380       5,500
Leasing, selling and general expenses             3,874       3,215       3,680       4,575
Depreciation and amortization                       368         380         452         514
Restructuring charge                               --          --          --           700
                                               --------    --------    --------    --------


INCOME FROM OPERATIONS                              737       1,576       1,668         762


OTHER INCOME (EXPENSE):
Interest income                                       8           1        --          --
Interest expense                                   (948)     (1,001)       (974)       (971)
                                               --------    --------    --------    --------


INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
INCOME TAX  AND
EXTRAORDINARY ITEM                                 (203)        576         694        (209)
PROVISION (BENEFIT) FOR INCOME TAXES                (89)        253         305         (92)
                                               --------    --------    --------    --------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (114)        323         389        (117)
EXTRAORDINARY ITEM                                 (410)       --          --          --
                                               --------    --------    --------    --------


NET INCOME (LOSS) AVAILABLE FOR
COMMON STOCK                                   $   (524)   $    323    $    389    $   (117)
                                               ========    ========    ========    ========


EARNINGS (LOSS) PER  HARE:


BASIC:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        $  (0.02)   $   0.05    $   0.06    $  (0.02)
EXTRAORDINARY ITEM                                (0.06)       --          --          --
                                               --------    --------    --------    --------


NET INCOME (LOSS)                              $  (0.08)   $   0.05    $   0.06    $  (0.02)
                                               ========    ========    ========    ========


DILUTED:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        $  (0.02)   $   0.05    $   0.06    $  (0.02)
EXTRAORDINARY ITEM                                (0.06)       --          --          --
                                               --------    --------    --------    --------


NET INCOME (LOSS)                              $  (0.08)   $   0.05    $   0.06    $  (0.02)
                                               ========    ========    ========    ========

Quarterly results can be affected by a number of factors, including the timing of orders, customer delivery requirements, production delays, inefficiencies, the mix of product sales and leases, raw material availability and general economic conditions.

Seasonality

Demand for off-site container leases is stronger from September through December due to increased needs for storing inventory for the holiday season by the Company's retail customers. Containers used by these customers are often returned early in the following year, usually causing a lower than normal occupancy rate for the Company during the first quarter. The occupancy levels have historically ranged from a low of 82% to a high of 95%. These seasonable fluctuations created a marginal decrease in cash flow for each of the first quarters during the past several years.

Liquidity and Capital Resources

The Company required increased amounts of financing to support the growth of its business during the last several years. This financing has been required primarily to fund the acquisition and manufacture of containers for the Company's lease fleet, the acquisition of property, plant and equipment and the expansion of the Company's manufacturing facilities.

In February 1998, the Company received proceeds of $5.2 million in connection with the exercise of warrants to purchase 1,046,000 shares of common stock at $5.00 per share. These warrants had been issued in connection with the Company's initial public offering in 1994.

In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes ("Notes") with redeemable warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. The Notes are due November 1, 2002. From the net proceeds of the sale of the Notes, the Company repaid $3.0 million in bridge notes issued in July 1997 and reduced the borrowings outstanding under the revolving line of credit under the Senior Credit Agreement with the remainder of the net proceeds. Because the Notes were offered as part of a unit with Redeemable Warrants, a portion of the original offering price for a unit was allocated to the Notes and a portion to the Redeemable Warrants based on their respective fair market values. The resulting discount increases the effective interest rate of the Notes and is being amortized to interest expense over the life of the Notes.

The indenture related to the Notes requires the Company to comply with certain covenants including maintaining a specific tangible net worth, a maximum total funded indebtedness ratio and a maximum senior funded indebtedness ratio. The Company has been in compliance with the financial covenants at all determination dates.

In order to improve its cash flow, increase its borrowing availability and fund its continued growth, in March 1996 the Company entered into the Senior Credit Agreement with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders"). Under the terms of the Senior Credit Agreement, the Lenders provided the Company with a $35.0 million revolving line of credit, amended in 1997 to $40.0 million, and a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

Borrowings under the term loan are to be repaid over a five-year period. Interest accrues on the term loan at the Company's option at either prime plus 1.75% or the Eurodollar rate plus 3.25%. Borrowings under the term loan are payable monthly as follows (plus interest):


        Months 1  through 12 (April 1996 - March 1997) . . .    $ 62,500
        Months 13 through 24 (April 1997 - March 1998) . . .      83,333
        Months 25 through 60 (April 1998 - March 2001) . . .     118,056

Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents which constitute part of the Senior Credit Agreement, are required annually. As of December 31, 1997, no additional payment was required under this provision.

Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet will be appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly or at the end of the term of any Eurodollar borrowing period. The term of this revolving line of credit is three years, with a one-year extension option. As of December 31, 1997, $35.9 million of borrowings were outstanding and approximately $4.1 million of additional borrowing was available under the revolving line of credit. At March 18, 1998, $35.1 million of borrowings were outstanding and approximately $4.9 million of additional borrowing was available.

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

During 1997, the Company's operations provided cash flow of $6,077,000, compared to utilizing $1,390,000 in 1996. The improvement in cash flow resulted primarily from improved operating results achieved in 1997. Cash flow in 1996 was adversely affected by a reduction of accounts payables partially offset by an increase in leasing receivables which typically have a longer turnover period.

During 1997, the Company invested $19,219,000 in equipment and the container lease fleet. This amount is net of $2,447,000 in container sales and equipment financing.

Cash flow from financing activities totaled $13,410,000 during 1997. This was the result of increased borrowings, under the revolving line of credit, to finance container lease fleet and equipment acquisitions, and the issuance of the Notes, partially offset by the principal payments on indebtedness and additional financing costs incurred.

The Company believes that its current capitalization, together with borrowings available under the Senior Credit Agreement, is sufficient to maintain its current level of operations and permit a modest level of growth. However, should demand for the Company's products continue to grow at a significant rate, the Company would be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources to meet this demand. The Company believes that such financing will be available; however, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company issued and sold $6,900,000 of 12% Senior Subordinated Notes due 2002 and Redeemable Warrants to purchase shares of the Company's common stock, in October 1997, in a public offering subject to its Registration Statement dated August 26, 1997, as amended (Securities and Exchange Commission ("SEC") File Number 333-34413). That Registration Statement and the Prospectus dated October 8, 1997, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock or other securities. You may obtain a copy of the Prospectus by request to the Company's Investor Relations Department by phone, at (602) 894-6311, or by mail at Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. The Prospectus is also available through the SEC's EDGAR Database on the World Wide Web through the SEC's Internet address at "http://www.sec.gov."

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand for the Company's products and services. The continued availability to the Company of adequate financing, the ability of the Company to manage its growth, and other risks or other uncertainties detailed in the Company's SEC filing, including the Prospectus.

Year 2000 Compliance

The Company has recently  upgraded its primary  system using  software  that has been certified by the vendor to be fully compliant with the Year 2000 transactions. The Company has begun to test this software for such compliance and is developing a plan to assure that all other Company systems are Year 2000 compliant. Such plan will include testing all computers and making sure all software is upgraded to versions that are Year 2000 compliant. The Company does not anticipate any material impact to its financial condition or results of operations as a result of any failure by the Company to have systems that are Year 2000 compliant. The Company does not believe that a failure of its customers to be Year 2000 compliant will have a material adverse effect on the Company, since the principal effect which the Company foresees is late payments if customer computer systems fail to track the correct date.

The Company is advised by the Agent under the Senior Credit Agreement that the Year 2000 is not expected to cause delays or other effects in connection with transactions thereunder.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX

Report of Independent Public Accountants                                   20

Financial Statements-

Consolidated Balance Sheets - December 31, 1997 and 1996                   21

Consolidated Statements of Operations - For the Years Ended
December 31, 1997, 1996 and 1995                                           22

Consolidated Statements of Stockholders' Equity - For the Years
Ended December 31, 1997, 1996 and 1995                                     23

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1997, 1996 and 1995                                           24

Notes to Consolidated Financial Statements - December 31, 1997 and 1996    25

Financial Statement Schedule -

Valuation and Qualifying Accounts - For the Years Ended                    47
December 31, 1997, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mobile Mini, Inc.:

We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                                             ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   February 25, 1998.

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS                                                1997          1996
                                                                                       -----------   -----------

CASH AND CASH EQUIVALENTS                                                              $ 1,005,204   $   736,543
RECEIVABLES, net of allowance for doubtful accounts of $893,000 and $268,000,
respectively                                                                             6,259,476     4,631,854
INVENTORIES                                                                              4,748,316     4,998,382
CONTAINER LEASE FLEET, net of accumulated depreciation of $1,735,000 and $1,212,000,
respectively                                                                            49,150,986    32,540,855
MODULAR LEASE FLEET, net of accumulated depreciation of $49,000 and $32,000,
respectively                                                                             1,755,922     1,772,338
PROPERTY PLANT AND EQUIPMENT, net                                                       18,011,916    17,696,046
DEPOSITS AND PREPAID EXPENSES                                                              898,615       742,984
OTHER ASSETS                                                                             2,221,587     1,697,199
                                                                                       -----------   -----------

         Total assets                                                                  $84,052,022   $64,816,201
                                                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                       $ 2,676,634   $ 2,557,329
ACCRUED LIABILITIES                                                                      3,104,747     2,192,113
LINE OF CREDIT                                                                          35,883,104    26,406,035
NOTES PAYABLE                                                                            6,123,049     7,002,777
OBLIGATIONS UNDER CAPITAL LEASES                                                         5,371,603     6,739,346
SUBORDINATED NOTES, net                                                                  6,647,874          --
DEFERRED INCOME TAXES                                                                    5,217,619     3,709,500
                                                                                       -----------   -----------

         Total liabilities                                                              65,024,630    48,607,100
                                                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value, 17,000,000 shares authorized, 6,799,524 and
   6,739,324 issued and outstanding at December 31, 1997 and 1996, respectively             67,995        67,393
Additional paid-in capital                                                              16,206,166    15,588,873
Retained earnings                                                                        2,753,231       552,835
                                                                                       -----------   -----------

         Total stockholders' equity                                                     19,027,392    16,209,101
                                                                                       -----------   -----------

         Total liabilities and stockholders' equity                                    $84,052,022   $64,816,201
                                                                                       ===========   ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
REVENUES:
     Leasing                                                 $ 24,870,141    $ 17,876,236    $ 15,461,425
     Container and other sales                                 20,527,477      23,618,754      24,264,547
     Other                                                        685,005         930,611         458,262
                                                             ------------    ------------    ------------

                                                               46,082,623      42,425,601      40,184,234

COSTS AND EXPENSES:
     Cost of container and other sales                         14,546,347      19,926,191      19,106,960
     Leasing, selling and general expenses                     20,585,458      15,343,210      15,174,159
     Depreciation and amortization                              2,253,264       1,713,419       1,317,974
     Restructuring charge                                            --           700,000            --
                                                             ------------    ------------    ------------

INCOME FROM OPERATIONS                                          8,697,554       4,742,781       4,585,141

OTHER INCOME (EXPENSE):
     Interest income                                                4,628           9,546          13,654
     Interest expense                                          (5,034,856)     (3,894,155)     (3,211,659)
                                                             ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
ITEM                                                            3,667,326         858,172       1,387,136

PROVISION FOR INCOME TAXES                                      1,466,930         377,596         610,341
                                                             ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                2,200,396         480,576         776,795
EXTRAORDINARY ITEM, net of income tax benefit of $322,421            --          (410,354)           --
                                                             ------------    ------------    ------------

NET INCOME                                                      2,200,396          70,222         776,795

PREFERRED STOCK DIVIDENDS                                            --              --         1,250,000
                                                             ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                 $  2,200,396    $     70,222    $   (473,205)
                                                             ============    ============    ============

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

BASIC:
   Income (loss) before extraordinary item                   $       0.33    $       0.07    $      (0.10)
   Extraordinary item                                                --             (0.06)           --
                                                             ------------    ------------    ------------

   Net income (loss)                                         $       0.33    $       0.01    $      (0.10)
                                                             ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            6,752,147       6,737,592       4,835,000
                                                             ============    ============    ============

DILUTED:
     Income (loss) before extraordinary item                 $       0.32    $       0.07    $      (0.10)
     Extraordinary item                                              --             (0.06)           --
                                                             ------------    ------------    ------------
     Net income (loss)                                       $       0.32    $       0.01    $      (0.10)
                                                             ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
EQUIVALENTS OUTSTANDING                                         6,800,303       6,744,229       4,835,000
                                                             ============    ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995

                                                                             Additional
                                              Preferred         Common         Paid-in       Retained      Stockholders'
                                                Stock            Stock         Capital       Earnings         Equity
                                             ------------    ------------   ------------   ------------    ------------
BALANCE, December 31, 1994                   $       --      $     48,350   $ 10,270,865   $    955,818    $ 11,275,033
   Sale of preferred stock (Note 11)            5,000,000            --          358,114           --         5,358,114
   Net income                                        --              --             --          776,795         776,795
   Preferred stock dividend (Note 11)                --              --             --       (1,250,000)     (1,250,000)
                                             ------------    ------------   ------------   ------------    ------------

BALANCE, December 31, 1995                      5,000,000          48,350     10,628,979        482,613      16,159,942
   Conversion of preferred stock (Note 11)     (5,000,000)         19,043      4,959,894           --           (21,063)
   Net income                                        --              --             --           70,222          70,222
                                             ------------    ------------   ------------   ------------    ------------

BALANCE, December 31, 1996                           --            67,393     15,588,873        552,835      16,209,101
   Issuance of common stock (Notes 6 & 11)           --               600        333,175           --           333,775
   Exercise of stock options                         --                 2            648           --               650
   Warrants issued (Note 11)                         --              --          283,470           --           283,470
   Net income                                        --              --             --        2,200,396       2,200,396
                                             ------------    ------------   ------------   ------------    ------------

BALANCE, December 31, 1997                   $       --      $     67,995   $ 16,206,166   $  2,753,231    $ 19,027,392
                                             ============    ============   ============   ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      Consolidated Statement of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                           1997            1996            1995
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  2,200,396    $     70,222    $    776,795
   Adjustments to reconcile income to net cash provided by (used in)
operating activities:
       Extraordinary loss on early debt extinguishment                         --           410,354            --
       Amortization of deferred costs on credit agreement                   548,725         385,473            --
       Depreciation and amortization                                      2,253,264       1,713,419       1,317,974
       Loss on disposal of property, plant and equipment                     56,247           3,938           1,763
       Deferred income taxes                                              1,508,119          (2,485)        629,987
       Changes in certain assets and liabilities:
         Increase in receivables, net                                    (1,627,622)       (319,129)       (292,339)
         Decrease (increase) in inventories                                 250,066         194,840      (1,085,216)
         Increase in prepaids and other                                    (155,631)        (24,410)       (219,109)
         Decrease (increase) in other assets                                 11,996          45,908         (87,617)
         (Decrease) increase in accounts payable                            119,305      (1,707,818)       (825,657)
         (Decrease) increase in accrued liabilities                         912,634         619,649        (382,147)
                                                                       ------------    ------------    ------------

         Net cash provided by (used in) operating activities              6,077,499       1,389,961        (165,566)
                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of container lease fleet                               (17,078,799)     (7,737,552)     (6,752,060)
   Net purchases of property, plant and equipment                        (2,140,205)     (3,013,247)     (4,025,574)
                                                                       ------------    ------------    ------------

         Net cash used in investing activities                          (19,219,004)    (10,750,799)    (10,777,634)
                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                   9,477,069      22,307,001         876,804
   Proceeds from issuance of notes payable                               10,391,748       7,127,997       5,855,982
   Proceeds from sale-leaseback transactions                                   --              --         5,857,235
   Deferred financing costs                                                (727,434)     (1,963,484)           --
   Principal payments and penalties on early debt extinguishment               --       (14,405,879)           --
   Principal payment on notes payable                                    (4,632,298)     (1,334,083)     (2,081,883)
   Principal payments on capital lease obligations                       (1,367,833)     (3,043,759)     (3,089,046)
   Warrant issuance (Note 11)                                               260,820            --              --
   Other                                                                      8,094         (21,063)           --
   Proceeds from preferred stock issuance                                      --              --         4,108,114
                                                                       ------------    ------------    ------------

         Net cash provided by financing activities                       13,410,166       8,666,730      11,527,206
                                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                             268,661        (694,108)        584,006

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              736,543       1,430,651         846,645
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  1,005,204    $    736,543    $  1,430,651
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                              $  4,347,025    $  3,186,774    $  2,745,542
                                                                       ============    ============    ============

   Cash paid during the year for income taxes                          $       --      $     59,958    $    277,600
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   The Company issued 60,000 shares of common stock and 15,000 warrants to purchase Company's common stock in 1997 as consideration for services performed in connection with the Bridge Notes and the $6.9 million debt offering with an aggregate value of $357,675 (Note 6). Capital lease obligations of $548,697 and $1,851,336 during 1996 and 1995, respectively, were incurred in connection with lease agreements for containers and equipment. The Company did not enter into any capital lease obligations during 1997.

  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

(1)      THE  COMPANY,  ITS  OPERATIONS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
         POLICIES:

         Organization

Mobile Mini, Inc., a Delaware corporation, designs and manufactures portable steel storage containers and telecommunications shelters and acquires and refurbishes ocean-going shipping containers for sale and lease primarily in Arizona, California, Texas and Nevada. It also designs and manufactures a variety of delivery systems to compliment its storage container sales and leasing activities.

         Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries, Delivery Design Systems, Inc. ("DDS") and Mobile Mini I, Inc. (collectively the "Company"). All material intercompany transactions have been eliminated. Certain amounts in the accompanying financial statements have been reclassified to conform to current year's financial presentation.

         Management's Plans

The Company has experienced rapid growth during the last several years with lease revenues increasing at a 41% compounded rate during the last four years. This growth related to both the opening of additional sales and leasing offices in California and Texas and to an increase in leasing revenues due to the expansion of the Company's container lease fleet.

As discussed more fully in Note 3, in March 1996, the Company entered into a $41.0 million credit agreement (the "Senior Credit Agreement") with BT Commercial Corporation, as Agent for a group of lenders (the "Lenders").
Initially, the Senior Credit Agreement provided a $6.0 million term loan facility and a $35.0 million line of credit. Initial borrowings under the Senior Credit Agreement of $22,592,000 were used to refinance a majority of the Company's then outstanding indebtedness with the more favorable terms available under the Senior Credit Agreement. The Company's revolving line of credit under the Senior Credit Agreement was increased from $35.0 million to $40.0 million during 1997. The Company intends to use its remaining borrowing availability, primarily to expand its container lease fleet and related operations.

The Company believes that its current capitalization, together with borrowings available under the Senior Credit Agreement, is sufficient to maintain its current level of operations and permit controlled growth and increased profitability. However, should demand for the Company's products continue to grow at a significant rate, the Company would be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources. The Company believes that such financing will be available; however, there is no assurance that any such financings will be obtained or obtained on terms acceptable to the Company.

The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new manufactured containers. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its container leasing operations. It could also cause the appraised orderly liquidation value of the containers in the lease fleet to decline. In such event, the Company's ability to finance its business through the Senior Credit Agreement would be severely limited as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's container lease fleet.

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

Revenue under certain contracts for the manufacture of modular buildings and telecommunication shelters is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on incomplete contracts is approximately $307,000 at December 31, 1997 and are included in receivables in the accompanying consolidated balance sheet. Costs and estimated earnings less billings on incomplete contracts of approximately $141,000 in 1996, represent amounts received in excess of revenue recognized and are included in accrued liabilities in the accompanying consolidated balance sheet.

Revenue for container delivery, pick-up and hauling is recognized as the related services are provided.

         Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, consist primarily of receivables. Concentration of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company's receivables related to its sales operations are generally secured by the related product sold to the customer. The Company's receivables related to its leasing operations are primarily small month-to-month amounts generated from both offsite and on site customers. The Company has the right to repossess the storage unit, including any customer goods, for failure of non payment.

The Company's sales and leasing customers by major category are presented below as a percentage of units leased/sold:

                                          1997                   1996
                                         ------                 ------

                                    Leasing   Sales        Leasing   Sales
                                    -------   -----        -------   -----

Retail and wholesale businesses       47%      42%           52%      54%

Construction                          24%      13%           22%      12%

Institutions                           7%      21%            4%      14%

Homeowners                            17%       6%           17%       5%

Government, industrial and other       5%      18%            5%      15%

         Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1997 include $416,845 (including earned interest) in an interest reserve account as required under the Indenture (see Note 6) in connection with the issuance of 12% Senior Subordinated Notes and represents an amount equal to at least six months' interest based on the principal amount outstanding.

         Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31 consist of the following:

                                                 1997               1996
                                                ------             ------

Raw materials and supplies                    $3,241,962         $3,547,487
Work-in-process                                  631,399            288,986
Finished containers                              874,955          1,161,909
                                              ----------         ----------


                                              $4,748,316         $4,998,382
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

Property, plant and equipment at December 31 consist of the following:

                                            Estimated Useful Life
                                                  in Years
                                                                          1997              1996
                                                                       ----------        ----------
         Land                                       -                 $   708,555       $   708,555
         Vehicles and equipment                    5 to 10             12,721,917        11,218,281
         Buildings and improvements                  30                 6,739,190         6,958,247
         Office fixtures and equipment             5 to 20              3,109,904         2,514,812
                                                                       ----------        ----------
                                                                       23,279,566        21,399,895
         Less-Accumulated depreciation                                 (5,267,650)       (3,703,849)
                                                                       ----------        ----------
                                                                      $18,011,916       $17,696,046
                                                                       ==========        ==========

Property,  plant and equipment  includes assets acquired under capital leases of
approximately   $603,000  and  $613,000,   and   accumulated   amortization   of
approximately $107,000 and $65,000 at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, substantially all property, plant and equipment has been pledged as collateral for notes payable obligations and obligations under capital leases (see Notes 3, 4 and 5).

         Accrued Liabilities

Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $485,000 and $507,000 for the years ended December 31, 1997 and 1996, respectively.

         Earnings (Loss) Per Share

During 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share are determined assuming that options were exercised at the beginning of each year or at the time of issuance. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings per share for the year ended December 31, 1995 as their effect was anti-dilutive. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997 and as a result, all prior period earnings per share (EPS) data presented has been restated.

Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31, 1997, 1996 and 1995:

                                                                   1997          1996          1995
                                                               -----------   -----------   -----------
         Basic earnings (loss) per share:
              Net income                                       $ 2,200,396   $    70,222   $   776,795
              Preferred stock dividends                               --            --      (1,250,000)
                                                               -----------   -----------   -----------
              Income (loss) available for common stock         $ 2,200,396   $    70,222   $  (473,205)
                                                               ===========   ===========   ===========

              Weighted average common shares                     6,752,147     6,737,592     4,835,000
                                                               -----------   -----------   -----------
                                    Basic per share amount     $      0.33   $      0.01   $     (0.10)
                                                               ===========   ===========   ===========

         Diluted earning (loss) per share:
              Net income                                       $ 2,200,396   $    70,222   $   776,795
              Preferred stock dividends                               --            --      (1,250,000)
                                                               -----------   -----------   -----------
              Income (loss) available for common stock         $ 2,200,396   $    70,222   $  (473,205)
                                                               ===========   ===========   ===========

              Weighted average common shares                     6,752,147     6,737,592     4,835,000
              Options assumed converted                             48,156         6,637          --
                                                               -----------   -----------   -----------
              Weighted average common shares plus assumed
                conversion                                       6,800,303     6,744,229     4,835,000
                                                               ===========   ===========   ===========

                                    Diluted per share amount   $      0.32   $      0.01   $     (0.10)
                                                               ===========   ===========   ===========

         Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts of cash, receivables and accounts payable approximate fair values. The carrying amounts of the Company's borrowing under the revolving line of credit and long-term debt instruments approximate fair value. The fair value of the Company's long-term debt and revolving line of credit is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Deferred Financing Costs

Included in other assets are deferred financing costs of approximately $2,104,000 and $1,659,000 at December 31, 1997 and 1996, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred financing costs using the straight-line method and amortizing such costs using the effective interest method is not material.

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

(2)      CONTAINER LEASE FLEET:

The Company has a container lease fleet consisting of refurbished or constructed containers and modular buildings that are leased to customers under operating lease agreements with varying terms. The containers on lease, excluding the modular buildings, are leased to customers under short term operating lease agreements. Depreciation is provided using the straight-line method over the containers' and modular buildings' estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Containers and modular buildings included in the container lease fleet with an original loan value of approximately $9.2 million at December 31, 1997 and 1996, have been pledged as collateral for notes payable and obligations under capital leases. The balance of the containers are pledged as collateral under the Senior Credit Agreement (see Notes 3, 4 and 5). Normal repairs and maintenance to the containers and modular buildings are expensed as incurred.

Container lease fleet includes assets acquired under capital leases of approximately $8,255,000 and $8,043,000, and accumulated amortization of approximately $317,000 and $204,000 at December 31, 1997 and 1996, respectively.

(3)      LINE OF CREDIT:

In March 1996, the Company entered into the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, as amended, the Lenders have provided the Company with a $40.0 million revolving line of credit and a $6.0 million term loan. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets.

Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and container lease fleet. The container lease fleet is appraised at lease annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base. Interest accrues at the Company's option at either prime plus 1.5% or the Eurodollar rate plus 3% and is payable monthly. The term of this line of credit is three years, with a one-year extension option.

In connection with the closing of the Senior Credit Agreement, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, the Company recognized costs previously deferred related to certain indebtedness and prepayment penalties resulted in an extraordinary charge to earnings in 1996 of $410,000 after benefit for income taxes.

The  revolving  line of credit  balance  outstanding  at December 31, 1997,  was approximately $35.9 million. The amount available for borrowing was approximately $4.1 million at December 31, 1997. Prior to the refinancing, the Company had available short-term lines of credit which bore interest at 1.5% over the prime rate. During 1997 and 1996, the weighted average interest rate under the lines of credit was 8.93% and 8.73%, respectively, and the average balance outstanding during 1997 and 1996 was approximately $32.2 million and $20.3 million, respectively.

The Senior Credit Agreement contains several covenants including a minimum consolidated tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, the Senior Credit Agreement contains limits on capital expenditures and the incurrence of additional debt, as well as prohibiting the payment of dividends.

Additional principal payments equal to 75% of Excess Cash Flow, as defined in the term loan documents which constitute part of the Senior Credit Agreement, are required annually. As of December 31, 1997, no additional payment was required under this provision.

(4)      NOTES PAYABLE:

Notes payable at December 31 consist of the following:

                                                                                               1997               1996
                                                                                              ------             ------
         Notes payable to BT Commercial Corporation, interest ranging from 3.25%
         over  Eurodollar  rate (5.8% at December  31, 1997) to 1.75% over prime
         (8.5% at December 31, 1997),  fixed monthly  installments  of principal plus interest, due March 2001, secured by various classes of the
         Company's assets                                                                   $4,500,000         $5,437,500

         Notes  payable,   interest   ranging  from  10.5%  to  12.2%,   monthly
         installments  of principal and  interest,  due October 1999 through May
         2002,
         secured by equipment and vehicles                                                     848,926            743,867

         Notes  payable,   interest  ranging  from  11.49%  to  12.63%,  monthly
         installments of principal and interest, due July 2000 through January
         2001, secured by containers                                                           558,032            706,796

         Notes payable to financial  institution,  interest ranges from 6.49% to
         7.75%, payable in fixed monthly installments due March 1998 through
         January 1999, unsecured                                                               216,091            114,614
                                                                                             ---------          ---------

                                                                                            $6,123,049         $7,002,777
                                                                                             =========          =========

Future maturities under notes payable are as follows:

              Years ending December 31,
              -------------------------

                        1998                     $ 1,937,680
                        1999                       1,870,951
                        2000                       1,772,540
                        2001                         509,255
                        2002                          32,623
                                                   ---------
                                                  $6,123,049
                                                   =========

The Senior Credit Agreement contains restrictive covenants. See Note 3

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

During 1995 and 1994, the Company entered into multi-year agreements (the "Leases") to lease a number of portable classrooms to school districts in Arizona. Subsequent to entering the leases, the Company "sold" the portable classrooms and assigned the Leases to an unrelated third party financial institution (the "Assignee"). In addition, the Company entered into Remarketing/Releasing Agreements (the "Agreements") with the Assignee. The Agreements provide that the Company will be the exclusive selling/leasing agent upon the termination of the aforementioned Leases for a period of 12 months. If the Company is successful in releasing the buildings and the Assignee receives, via lease payments, an amount equal to the Base Price, as defined, plus any reimbursed remarketing costs of the Company, the Company has the option to repurchase the buildings for $1.00 each. If the Company sells any of the buildings, the Assignee shall receive from each sale that portion of the Base Price allocated to the building sold plus costs the Assignee has reimbursed to the Company plus interest on those combined amounts from the date of the Lease termination at the Assignee's prime rate plus 4%. Any sales proceeds in excess of this amount are to be remitted to the Company.

In the event the Company has not released or sold the buildings within 12 months of the termination of the Leases, the Assignee has the right to require the Company to repurchase the buildings for the Base Price plus all costs the Assignee has reimbursed to the Company plus interest thereon at the Assignee's prime rate plus 4% since the termination of the Lease. For financial reporting purposes these transactions were not recorded as sales but accounted for as collateralized borrowings in accordance with SFAS No. 13. For income tax purposes these transactions were treated as sales.

During 1996, leases on 15 of the buildings matured and the Company sold all 15 portable buildings in 1996 pursuant to the Agreements. The revenues from these sales are included in the accompanying statements of operations and the underlying capital lease obligations for these buildings were paid in full at December 31, 1996.

Future payments of obligations under capital leases:

         Years ending December 31,

         1998                                               $2,431,383
         1999                                                2,405,222
         2000                                                1,313,241
         2001                                                   54,418
                                                             ---------
                Total payments                               6,204,264
                Less: Amounts representing interest           (832,661)
                                                             ---------
                                                            $5,371,603
                                                             =========

Certain obligations under capital leases contain financial covenants which include that the Company maintain a specified interest expense coverage ratio and a required debt to tangible net worth ratio.

Gains from sale-leaseback transactions have been deferred and are being amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 1997 and 1996, approximated $271,000 and $288,000, respectively, and are reflected as a reduction in the container lease fleet in the accompanying consolidated financial statements.

Included in the accompanying consolidated statements of operations are revenues of approximately $3,645,000 in 1995 for container sales under sale-leaseback transactions where no profit was recognized. The Company did not enter into any significant sale-leaseback transactions either in 1996 or 1997.

(6)      12% SENIOR SUBORDINATED NOTES:

In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes ("Notes") with a scheduled maturity date of November 1, 2002 and which are considered unsecured obligations of the Company. The Notes were issued as part of a unit with Redeemable Warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. The Company is required to maintain an interest reserve account and to maintain in the reserve account, while any of the Notes are outstanding, an amount equal to six months interest on the Notes based on the principal amount outstanding. Interest is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 1998. The Notes were issued in denominations and integral multiples of $5,000. Because the Notes were offered as part of a unit with Redeemable Warrants, a portion of the original offering price for a unit was allocated to the Notes and a portion to the Redeemable Warrants based on their respective fair market values. The resulting discount increases the effective interest rate of the Notes and is being amortized to interest expense over the life of the Notes.

As of December 31, 1997, the outstanding balance of the Notes was $6,647,874, net of the remaining unamortized discount of approximately $252,000.

In July 1997, the Company completed a private placement of $3.0 million of 12% senior subordinated notes (the "Bridge Notes") and warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The Bridge Notes were due the earlier of July 31, 2002, or on the refinancing of the Bridge Notes on substantially similar terms. The Company used a portion of the proceeds from the sale of the Notes described above to repay the Bridge Notes in October of 1997. The Bridge Note lender received 15,000 shares of common stock as consideration for the cancellation of the warrants originally issued to the Bridge Note lender.

The Indenture governing the notes requires the Company to comply with certain covenants including maintaining a specific tangible net worth, a maximum total funded indebtedness ratio and a maximum senior funded indebtedness ratio.

(7)      INCOME TAXES:

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

The provision for income taxes at December 31, 1997, 1996 and 1995 consisted of the following:

                                    1997              1996             1995
                                    ----              ----             ----

Current                          $     -            $   -            $   -
Deferred                          1,467,000          377,596          610,341
                                  ---------          -------          -------
                  Total          $1,467,000         $377,596         $610,341
                                  =========          =======          =======

The components of the net deferred tax liability at December 31, are as follows:

                                                                 1997              1996
                                                                 ----              ----
Deferred Tax Assets (Liabilities):
     Net operating loss carryforward                        $ 4,286,000       $ 3,369,000
     Allowance for doubtful accounts                            354,000           113,000
     Alternative minimum tax credit                             211,000           211,000
     Other                                                      220,000           389,500
     Accelerated tax depreciation                            (9,433,000)       (7,363,000)
     Deferred gain on sale-leaseback transactions              (856,000)         (429,000)
                                                            -----------       -----------
         Net deferred tax liability                         $(5,218,000)      $(3,709,500)
                                                            ===========       ===========

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                   1997       1996       1995
                                                   ----       ----       ----

         Statutory federal rate                     34%        34%        34%
         State taxes, net of federal benefit         6          6          6
         Other                                       -          4          4
                                                   ----       ----       ----
                                                    40%        44%        44%
                                                   ====       ====       ====

The Company has a federal net operating loss carryover at December 31, 1997 of approximately $10,775,000 which expires if unused in years 2008 to 2012.

As a result of stock ownership changes during 1996 and 1997, it is possible that the Company has undergone one or more changes in ownership which can limit the amount of net operating loss that is currently available as a deduction. Such limitation could result in the Company being required to pay tax currently because only a portion of the net operating loss is available. Management believes that it will fully realize its net operating loss carryforward and that a valuation reserve is not necessary at December 31, 1997.

(8)      TRANSACTIONS WITH RELATED PARTIES:

Effective December 31, 1993, Richard E. Bunger, an executive officer, director and founder of the Company, contributed substantially all of the assets and liabilities of MMSS and the stock of DDS to the Company in exchange for 2,700,000 shares of Common Stock and the assumption of certain liabilities by the Company. Such liabilities include liabilities associated with the MMSS assets and operations and certain income tax liabilities of Mr. Bunger and an affiliate arising from the MMSS operations occurring prior to January 1, 1994. Such income tax liabilities were estimated at $428,000 which were subsequently paid by the Company. Deferred income tax liabilities associated with the assets contributed, established at $2,393,000, were also required to be recognized by the Company in connection with such capitalization. The Company will indemnify and defend Mr. Bunger against loss or expense related to all liabilities assumed by the Company and for any contingent liabilities arising from past operations. Prior to the capitalization of the Company, Mr. Bunger personally guaranteed the Company's lines of credit and other material debts. These obligations have subsequently been extinguished through payment by the Company.

The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Mr. Bunger's five children. Annual base payments under these leases total approximately $66,000 with an annual adjustment based on the Consumer Price Index. The term of each of these leases will expire on December 31, 2003. Additionally, the Company leases its Rialto, California facility from Mobile Mini Systems, Inc., an affiliate, wholly owned by Mr. Bunger, for total annual base payments of $204,000, with annual adjustments based on the Consumer Price Index. The Rialto lease is for a term of 15 years expiring on December 31, 2011. Management believes the rental rates reflect the fair market value of these properties. The Company purchased certain leased property at its Maricopa, Arizona facility from Mr. Bunger on March 29, 1996, for a purchase price of $335,000, which management believes reflected the fair market value of the property. All ongoing and future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested directors.

The Company obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, the daughter of Mr. Richard E. Bunger and sister to Steven G. Bunger. The Company made aggregate payments of approximately $73,000 to Skilquest, Inc. in 1997 which the Company believes reflects the fair market value for the services performed.

(9)      BENEFIT PLANS:

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

Under the Plan, as amended in 1997, options to purchase a maximum of 750,000 shares of the Company's common stock may be granted. The exercise price for any option granted under the Plan may not be less than 100% (110% if the option is an ISO granted to a stockholder who at the time the option is granted owns stock comprising more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time the option is granted. The option holder may pay the exercise price in cash or by delivery of previously acquired shares of common stock of the Company that have been held for at least six months.

The Plan is administered by the compensation committee of the board of directors which determines whether such options will be granted, whether such options will be ISOs or non-qualified options, which directors, officers, key personnel and service providers will be granted options, the restrictions upon the forfeitablity of such options and the number of options to be granted, subject to the aggregate maximum number set forth above. Each option granted must terminate no more than 10 years from the date it is granted.
                                      -33

The board of directors may amend the Plan at any time, except that approval by the Company's shareholders may be required for any amendment that increases the aggregate number of shares which may be issued pursuant to the Plan, changes the class of persons eligible to receive such options, modifies the period within which the options may be granted, modifies the period within which the options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the Plan. Unless previously terminated by the board of directors, the Plan will terminate in November, 2003, but any option granted thereunder will continue throughout the term of such option.

The Company accounts for its stock-based compensation plan under APB No. 25, under which no compensation expense has been recognized in the accompanying financial statements for stock-based employee awards. All stock options have been granted with an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1996. For purposes of SFAS No. 123, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

         Risk free interest rates range            6.0 to 6.6%
         Expected holding period                     4.0 years
         Dividend rate                                    0.0%
         Expected volatility                             55.4%

Under these assumptions, the fair value of the stock options granted was $190,570 and $99,418 for the years ended December 31, 1997 and 1996, respectively. These amounts would be amortized on the straight-line basis as compensation expense, over the average holding period of the options. If the Company had accounted for stock options consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and earnings
(loss) per share would have been reported as follows at December 31:

                                          1997          1996          1995
                                       ----------    ----------    ----------
         Net income
              As reported              $2,200,396    $   70,222    $ (473,205)
              Pro forma                 2,086,054        14,548      (505,034)
         Basic EPS:
              As reported              $     0.33    $     0.01    $    (0.10)
              Pro forma                      0.31          0.00         (0.10)
         Diluted EPS:
              As reported              $     0.32    $     0.01    $    (0.10)
              Pro forma                      0.31          0.00         (0.10)

The effect of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income (loss) or earnings (loss) per share for future years, because options vest over several years, additional stock options are generally awarded in each year, and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

The following summarizes the activities under the Company's stock option plan at December 31, 1997, 1996 and 1995:

                                                  1997                         1996                          1995
                                       --------------------------   --------------------------   --------------------------

                                                     Weighted                     Weighted                      Weighted
                                       Number of      Average       Number of      Average       Number of      Average
                                        Shares     Exercise Price    Shares     Exercise Price    Shares     Exercise Price
                                       ---------   --------------   ---------   --------------   ---------   --------------

Options outstanding, beginning
of year                                 347,000        $3.89        241,000         $4.04        128,000         $4.11
Granted                                 206,500         3.64        156,000          3.43        143,000          3.94
Canceled/Expired                         (1,300)        3.25        (50,000)         3.16        (30,000)         3.88
Exercised                                  (200)        3.25           -              -             -              -
                                        -------                     -------                      -------

Options outstanding, end of year        552,000        $3.80        347,000         $3.89        241,000         $4.04
                                        -------                     -------                      -------

Options exercisable, end of year        247,050        $3.91        148,500         $4.02         89,250         $4.05
                                        -------                     -------                      -------

Options available for grant, end
of year                                 197,800                     196,125                      102,125
                                        =======                     =======                      =======

Weighted average fair value of
options granted                                        $1.75                        $1.70                        $0.97

Options outstanding and exercisable by price range as of December 31, 1997 are as follows:

                                        Options Outstanding                        Options Exercisable
                               ------------------------------------              -----------------------
                                             Weighted
                                              Average          Weighted                           Weighted
                                             Remaining         Average                            Average
      Range of             Options          Contractual        Exercise          Options          Exercise
  Exercise Prices        Outstanding           Life             Price          Exercisable         Price
-------------------    ---------------    ---------------    ------------    ---------------    ------------
   $3.12 - $3.88           348,000             8.33             $3.49            132,800           $3.61
   $4.00 - $4.81           201,000             6.69              4.31            111,250            4.23
   $5.38 - $5.38             3,000             7.58              5.38              3,000            5.38
                         ---------           ------            ------           --------          ------
   $3.12 - $5.38           552,000             7.73             $3.80            247,050           $3.91
                         =========           ======            ======           ========          ======

401(k) Plan

In 1995, the Company established a contributory retirement plan (the "401(k) Plan") covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute 2% to 15% of their respective salary, not to exceed the statutory limit. The Company may make a qualified non-elective contribution in an amount as determined by the Company. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. The Company did not make any qualified non-elective contributions or profit sharing contributions to the 401(k) Plan during 1996 or 1995. In 1997 the Company contributed 10% of the employees contributions up to a maximum of $500 per employee.

(10)     COMMITMENTS AND CONTINGENCIES:

As discussed more fully in Note 8, the Company is obligated under noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties, as well as operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $932,000, $649,000, and $515,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Total future commitments under all noncancelable agreements for the years ended December 31, are approximately as follows:

         1998                      $  999,000
         1999                       1,003,000
         2000                         943,000
         2001                         758,000
         2002                         582,000
         Thereafter                 3,201,000
                                    ---------
                                   $7,486,000
                                    =========

In April 1997, the Company entered into a stock purchase agreement with an individual who had agreed to work for the Company. Under the stock purchase agreement, the individual was to purchase 500,000 shares of common stock on July 1, 1997. On June 30, 1997, at the individual's request, the Company extended the closing date to July 3, 1997. The individual did not tender funds by the extended closing date. In July 1997, the Company brought an action in US
District Court for the District of Arizona to have the court declare the Company's obligations under the stock purchase agreement terminated. The individual opposes the Company's request, and has requested that the Company be ordered to perform under the stock purchase or, alternatively, pay him damages, including treble damages. In addition, the individual has filed a counterclaim alleging constructive discharge. The Company is vigorously pursuing the action and does not believe it will have any material impact on the financial condition or the results of operations of the Company.

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

(11)     STOCKHOLDERS' EQUITY:

Initial Public Offering

In February 1994, the Company successfully completed an initial public offering of 937,500 Units, each Unit consisting of two shares of common stock and one detachable warrant (the "Warrants") for the purchase of one share of common stock for $5.00 per share, which expired on February 17, 1998. An additional 130,000 Units were sold in March 1994 pursuant to the underwriters' over-allotment option. Net proceeds to the Company totaled $7,027,118.

The Company also granted the underwriters a warrant ("Underwriters' Warrant") for the purchase of an additional 93,750 Units. The Underwriters' Warrant is exercisable for four years, commencing on February 17, 1995, at an exercise price of $12.00 per unit. As of December 31, 1997, none of the Warrants or Underwriters' Warrants had been exercised.

Series A Convertible Preferred Stock

In December 1995, the Company completed the private placement of 50,000 shares of Series A Convertible Preferred Stock ("Series A"), $.01 par value, $100 stated value, for aggregate net proceeds of $4.1 million. Pursuant to the terms of the Series A, all 50,000 shares of Series A were converted into 1,904,324 shares of the Company's common stock at an average conversion rate of $2.63 per share during the first quarter of 1996, at which time all such shares of the Series A convertible Preferred Stock became authorized but unissued shares of Preferred Stock which may be reissued.

In connection with the issuance of the Series A the Company recorded a preferred stock dividend of $1,250,000 at December 31, 1995 in accordance with the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force whereas the Series A had "beneficial conversion" features which permitted the holder to convert their holdings to common shares at a fixed discount off of the market price of the common shares when converted. The effect of the dividend resulted in a decrease in earnings per share applicable to common shareholders of $.25, however, the recognition in the calculation of earnings (loss) per share did not have any effect on the cash flows of the Company.

Redeemable Warrants

Redeemable Warrants to purchase 187,500 shares of the Company's common stock at $5.00 per share (subject to adjustment as described below) were issued in connection with the issuance of the Notes (Note 6). A portion of the original offering price was allocated to the Notes and the Redeemable Warrants based on their relative fair values. The Redeemable Warrants first become exercisable on March 1, 1998. The expiration date of the Redeemable Warrants is November 1, 2002. After October 13, 1999, the Company has the right to redeem the Redeemable Warrants at any time after the date that the closing price of the common stock has equaled or exceeded $8.75 per share for a period of 20 consecutive trading days. The redemption price is $0.05 per Redeemable Warrant.

The number of shares of common stock for which a Redeemable Warrant is exercisable and the purchase price thereof are subject to adjustment from time to time upon the occurrence of certain events, including, among other things, certain dividends and distributions and issuances of shares of common stock at a price below the market price. A Redeemable Warrant does not entitle the holder thereof to receive any dividends paid on common stock nor does a holder of Redeemable Warrants, as such, have any rights of a stockholder of the Company.

(12)     SUBSEQUENT EVENTS:

On January 20, 1998 the Company acquired the assets of Nevada Storage Containers ("NSC"), a Las Vegas based container leasing and sales business. The purchase price included approximately $1.4 million in cash and approximately 85,000 shares of the Company's common stock. The Company acquired NSC's containers under lease to customers and other operating equipment. Under the purchase agreement, the shares of common stock will not be issued until one year after the closing date.

As of their expiration date of February 17, 1998, 1,046,212 of the 1,067,500 warrants issued in connection with the Company's initial public offering in February 1994, have been exercised for an equal amount of shares of the Company's common stock. The Company received proceeds of approximately $5.2 million which the Company intends to use for working capital purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below are the names and ages of and other relevant information about the directors and executive officers of the Company.

         Richard E. Bunger, age 60, has served as the Chairman of the Board and a Director since the Company's inception in 1983. He also served as the Company's Chief Executive Officer and President from inception through April 1997. Since April 1997, Mr. Bunger has served as the Company's Director of Product Research and Market Development. Mr. Bunger has been awarded approximately 70 patents, many related to portable storage technology. For a period of approximately 25 years prior to founding the Company, Mr. Bunger owned and operated Corral Industries Incorporated, a worldwide designer/builder of integrated animal production facilities, and a designer/builder of mini storage facilities.

         Steven G. Bunger, age 36, has served as Chief Executive Officer and President since April 1997 and is a founding Director of the Company. Prior to April 1997, Mr. Bunger served as the Company's Chief Operating Officer and was responsible for overseeing all of the Company's operations and sales activities with overall responsibility for advertising, marketing and pricing. Mr. Bunger graduated from Arizona State University in 1986 with a BA - Business Administration. He is the son of Richard E. Bunger.

         Lawrence Trachtenberg, age 41, Executive Vice President and Chief Financial Officer, General Counsel, Secretary, Treasurer and Director, joined the Company in December 1995. Mr. Trachtenberg is primarily responsible for all accounting, banking and related financial matters for the Company. Mr. Trachtenberg is admitted to practice law in the States of Arizona and New York and is a Certified Public Accountant in New York. Prior to joining the Company, Mr. Trachtenberg served as Vice President and General Counsel at Express America Mortgage Corporation, a mortgage banking company, from February 1994 through September 1995 and as Vice President and Chief Financial Officer of Pacific
         International  Services  Corporation,  a  corporation  engaged  in  car rentals and sales, from March 1990 through January 1994. Mr. Trachtenberg received his Juris Doctorate from Harvard Law School in 1981 and his BA - Accounting/Economics from Queens College City University of New York 1977.

         Burton K. Kennedy Jr., age 50, Senior Vice President of Sales and Marketing, was originally with the Company's predecessor from March 1986 when the Company had only a few hundred units to September 1991 when the Company had grown to several thousand units and rejoined the Company July of 1996. Mr. Kennedy has the overall responsibility for all branch lease and sale operations and also directs the acquisition of container inventory. From September 1993 through June 1996, Mr. Kennedy served in various executive positions with National Security Containers, a division of Cavco, Inc. From April 1992 through August 1993 he was a working partner in American Bonsai.

         George E. Berkner, age 63, Director, became a member of the Board of Directors of the Company in December, 1993. From August, 1992 to present, Mr. Berkner has been the Vice President of AdGraphics, Inc., a computer graphics company. From May, 1990 to August, 1992, Mr. Berkner was a private investor. From February, 1972 until May, 1990, Mr. Berkner was the President and Chief Executive Officer of Gila River Products, a plastics manufacturer with 155 employees. Mr. Berkner is also a director of Auto X-Ray, Inc. Mr. Berkner graduated from St. Johns University with a BA-Economics/Business in 1956.

         Ronald J. Marusiak, age 50, Director, became a member of the Board of Directors of the Company in February 1996. From January 1988 to present, Mr. Marusiak has been the Division President of Micro-Tronics, Inc., a corporation engaged in precision machining and tool and die building for companies throughout the U.S. Mr. Marusiak is the co-owner of R2B2 Systems, Inc., a computer hardware and software company. Mr. Marusiak is also a director of W.B. McKee Securities Inc. Mr. Marusiak received a Masters of Science in Management from LaVerne University in 1979 and graduated from the United States Air Force Academy in 1971.

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

Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year ended December 31, 1997 all officers, directors, and greater than ten-percent beneficial owners complied with the applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

         Compensation Summary of Executive Officers

The following table sets forth certain compensation paid or accrued by the Company during the fiscal year ended December 31, 1997 to the Chairman of the Board and executive officers of the Company whose salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                             Annual Compensation            Compensation
                                                             -------------------            ------------
                                                                               Other
                                                                               Annual
                                      Fiscal                                   Compen-                        All Other
Name and Principal Position            Year          Salary         Bonus      sation       Stock Options    Compensation
--------------------------------------------------------------------------------------------------------------------------

Richard E. Bunger,                     1997         $175,000       $163,059      --            40,000         $25,087(1)
Chairman of the Board                  1996          100,000        107,873      --              --            21,100(1)
                                       1995          104,167         77,808      --              --            20,358(1)

Steven G. Bunger,                      1997         $170,000       $119,577      --            40,000          $5,000(2)
President, Chief Executive Officer     1996           50,000         95,887      --            25,000           5,000(2)
                                       1995           42,500         94,128      --            50,000           4,375(2)

Lawrence Trachtenberg,                 1997         $145,000       $102,494      --            40,000         $ 5,000(2)
Chief Financial Officer,               1996           50,000         95,887      --            25,000           5,000(2)
Executive Vice President               1995             --             --        --            50,000             --
                                                                                 --
Burton K. Kennedy Jr.,                 1997         $ 99,045        $11,296                     5,000         $ 5,000(2)
Senior Vice President                  1996           14,423         31,320                    50,000          22,500(3)

--------------------

(1) The Company provides Mr. Bunger with the use of a Company-owned vehicle and a $2 million life insurance policy. The amount shown represents the Company's estimate of costs borne by it in connection with the vehicle, including fuel, maintenance, license fees and other operating costs (approximately $4,100 for such years) and the life insurance premiums paid by the Company.

(2) Mr. Steven Bunger and Mr. Trachtenberg are each paid $5,000 per year in consideration of their respective non-compete agreements. Mr. Bunger entered into such agreement after the commencement of the 1995 fiscal year.

(3) Mr. Kennedy is paid $5,000 per year in consideration of his non-compete agreement. Mr. Kennedy entered into such agreement upon the commencement of his employment with the Company in July, 1996. In 1996, Mr. Kennedy received a sign-up incentive in connection with his employment and such non-compete agreement.

Option Grants

The following table sets forth certain information regarding the grant and exercise of options to the Named Officers in 1997.

                        OPTION GRANTS IN FISCAL YEAR 1997

                                               % of Total                                           Potential Realizable Value at
                                              Options/SARs                                       Assumed Annual Rate of Stock Price
                                               Granted to      Exercise or                             Appreciation for Option
      Name                Options/SARs        Employees in      Base Price     Expiration                     Term(1)
                            Granted           Fiscal Year         ($/Sh)          Date               5% ($)            10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Richard E. Bunger             40,000              19%             $3.25         March 2007          $211,756           $337,187
                                                                                 March &
Steven G. Bunger              40,000              19%         $3.25 & $4.50     June 2007           $252,479           $402,030
                                                                                 March &
Lawrence Trachtenberg         40,000              19%         $3.25 & $4.50     June 2007           $252,479           $402,030
Burton K. Kennedy Jr.          5,000               2%             $3.25         March 2007           $26,470            $42,148

(1) This disclosure is provided pursuant to Item 402(c) of Regulation S-K and assumes that the actual stock price appreciation over the maximum remaining option terms (10 years) will be at the assumed 5% and 10% levels.

Option Exercises and Values

         The following table sets forth certain information regarding the exercise and values of options held by the Named Officers as of December 31, 1997

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                     Value of Unexercised
                                                                         Number of Unexercised      In-the-Money Options at
                                                                        Options at December 31,          December 31,
                                                                                 1997                      1997(1)

                           Shares Acquired on                                 Exercisable/               Exercisable/
             Name               Exercise          Value Realized             Unexercisable              Unexercisable
---------------------------------------------------------------------------------------------------------------------------

  Richard E. Bunger                -                    -                    68,000/47,000            $282,200/$168,050

  Steven G. Bunger                 -                    -                    44,000/71,000            $175,400/$282,350

  Lawrence Trachtenberg            -                    -                    44,000/71,000            $160,500/$269,500

  Burton K. Kennedy Jr.            -                    -                    11,000/44,000             $41,250/$165,000

(1) All the exercisable options were exercisable at a price less than the last reported sale price of the Common Stock ($5.812) on the Nasdaq Stock Market on December 31, 1997.

Employment Agreements

         The Company provides Mr. Richard Bunger with a $2 million life insurance policy, a Company owned vehicle, and all the employee benefits provided to the Company's executive employees.

         Although the Company has not entered into any long-term employment contracts with any of its employees, the Company has entered into numerous agreements with key employees which are terminable at will, with or without cause, including agreements with Steven G. Bunger, Lawrence Trachtenberg and Burton K. Kennedy Jr. Each of these agreements contains a covenant not to compete for a period of two years after termination of employment and a covenant not to disclose confidential information of a proprietary nature to third parties.

         The Company had numerous bonus and incentive arrangements with several employees during 1997, including Mr. Richard Bunger, Mr. Steven G. Bunger, Mr. Trachtenberg and Mr. Kennedy. These agreements included an incentive program to provide financial awards for an increase in revenues or for the attainment of quotas. These compensation agreements were evaluated by an independent executive compensation consulting organization and effective January 1, 1997, these above named employees were compensated in 1997 based on commensurate fair market salaries plus an incentive program.

Compensation of Directors

         The Company's directors (other than directors who are officers of the Company) received cash compensation for service on the Board of Directors and committees thereof in the amount of $500 per quarterly meeting. Prior to August 1, 1997, non-employee directors had the right to receive options to acquire 3,000 shares of Common Stock on each August 1 while serving as members of the compensation committee; from and after August 1, 1997, this was increased to 7,500 shares of common stock on each August 1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 18, 1998 with respect to the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, by each director who owns shares of the Company's Common Stock, and by all executive officers and directors as a group. Each person named has sole voting and investment power with respect to all of the shares indicated, except as otherwise noted.

                                                                                     Common Stock
      Name and Address of Beneficial Owner              Beneficially Owned(1)         Percent(2)
----------------------------------------------------------------------------------------------------

   Richard E. Bunger                                       2,373,000(3)                 29.9%
   1834 West 3rd Street
   Tempe, Arizona 85281

   Steven G. Bunger                                          302,953(4)                  3.8%
   1834 West 3rd Street
   Tempe, Arizona 85281

   Lawrence Trachtenberg                                      60,191(5)                     *
   1834 West 3rd Street
   Tempe, Arizona 85281

   Ronald J. Marusiak                                        124,575(6)                  1.6%
   1834 West 3rd Street
   Tempe, Arizona 85281

   George Berkner                                             23,625(7)                     *
   1834 West 3rd Street
   Tempe, Arizona 85281

   REB/BMB Family Limited Partnership(8)                      2,290,000                 29.2%
   1834 West 3rd Street
   Tempe, Arizona 85281

   Bunger Holdings, L.L.C.(9)                                   410,000                  5.2%
   1834 West 3rd Street
   Tempe, Arizona 85281

   Kennedy Capital Management, Inc.(10)                         362,925                  4.6%
   10829 Olive Boulevard
   St. Louis, MO  63141-7739

   All Directors and Executive Officers as a group            2,718,170                 33.7%
   (5 persons)(3)(4)(5)(6)(7)

* Less than 1%.

(1) The inclusion herein of any shares of Common Stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission.
(2) Includes shares of Common Stock subject to options which are presently exercisable or which may become exercisable within 60 days of March 18, 1998.
(3) Includes 2,290,000 shares owned by REB/BMB Family Limited Partnership and 83,000 shares subject to exercisable options. Mr. Bunger disclaims any beneficial ownership of shares held by REB/BMB Family Limited Partnership in excess 1,894,379. All shares held by Mr. Bunger are held as community property.
(4) Includes 82,000 shares owned by Bunger Holdings, L.L.C., 166,174 shares owned by REB/BMB Family Limited Partnership 1,779 shares and 53,000 shares subject to exercisable options. Of the 166,174 shares owned by REB/BMB Family Limited Partnership, 80,150 are held for members of Mr. Bunger's immediate family.
(5)  Includes 7,191 shares and 53,000 shares subject to exercisable options.
(6) Includes: (a) 12,400 shares held by Mr. Marusiak's children; (b) 11,050 shares held by Mr. Marusiak and his wife (c) 92,500 shares held by Micro-Tronics, Inc.'s Profit Sharing Plan and Trust (the "Plan") of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of 80% of the shares held by the Plan, as his pro rata ownership interest is limited to 20% of the Plan's assets; and (d) 8,625 shares subject to exercisable options..
(7)  Includes 9,000 shares, and 14,625 shares subject to exercisable options.
(8) Richard E. Bunger and his wife, Barbara M. Bunger, are the general partners of REB/BMB Family Limited Partnership.
(9) The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn Clawson, Michael Bunger, Jennifer Blackwell and Susan Keating, each a child of Richard E. Bunger.
(10) Furnished in reliance upon information set forth in a Schedule 13G dated February 10, 1998 and filed by Kennedy Capital Management, Inc. ("KCMI") with the Securities and Exchange Commission. KCMI is an Investment Advisor registered under the Investment Advisors Act of 1940 according to information set forth in its Schedule 13G. As of December 31, 1997, KCMI was a beneficial owner of more than five percent of the Company's Common Stock. Subsequently, publicly held warrants were converted to approximately 1,046,200 shares of common stock, increasing the number of outstanding shares of common stock to approximately 7,845,700 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company leases certain of its business locations from affiliates of Mr. Richard E. Bunger, including his children. Mr. Bunger is an executive officer, director and founder of the Company. The Company entered into an agreement, effective January 1, 1994, to lease a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Richard E. Bunger's five children. Total annual base lease payments under these leases currently equal $66,000, with annual adjustment based on the consumer price index. Lease payments in fiscal year 1997 equaled $71,824. The term of each of these leases will expire on December 31, 2003. Prior to 1994, these properties were leased by the Company's predecessor at annual rental payments equaling $14,000. Additionally, the Company entered into an agreement effective January 1, 1994 to lease its Rialto facility from Mobile Mini Systems, Inc. for total annual base lease payments of $204,000 with annual adjustments based on the consumer price index. This lease agreement was extended for and additional five years during 1996. Lease payments in fiscal year 1997 equaled $222,000. Prior to 1994, the Rialto site was leased to the Company's predecessor at an annual rate of $132,000. Management believes the increase in rental rates reflect the fair market rental value of these properties. Prior to the effectiveness of the written leases, the terms were approved by the Company's independent and disinterested directors.

In March 1994 the Company's manufacturing facility in Maricopa, Arizona needed additional acreage to expand its manufacturing capabilities and began using approximately 22 acres of property owned by Richard E. Bunger. The Company leased this property from Mr. Bunger with annual payments of $40,000 with an annual adjustment based on the Consumer Price Index. The Company purchased the property from Mr. Bunger on March 29, 1996 for a purchase price of $335,000, which management believes reflected the fair market value of the property.

The Company obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, the daughter of Mr. Richard E. Bunger and sister to Steven G. Bunger. The Company made aggregate payments of approximately $73,000 to Skilquest, Inc. in 1997 which the Company believes reflects the fair market value for the services performed.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       Documents filed as part of this Report:

          (1) The financial statements required to be included in this Report are included in ITEM 8 of this Report.

          (2) The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is submitted herewith: Schedule II - Valuation and Qualifying Accounts All other schedules have been omitted because they are not applicable or not required.

          (3)        Exhibits

Number       Description                                                                         Page

3.1          Amended and Restated  Certificate of  Incorporation of Mobile Mini,
             Inc.
4.1(1)       Form of Underwriters' Warrant
4.2(1)       Form of Common Stock Certificate
4.3(2)       Agreement  and Form of Warrant for  Warrants  issued in  connection with 12% Notes.
4.4(2)       Indenture dated as of October 14, 1997 between the Registrant and
             Harris Trust and Savings Bank
10.2(1)      Form of Employment Agreement
10.3         Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan
10.5(5)      Senior  Credit  Agreement  dated as of March 28, 1996 among  Mobile
             Mini,  Inc.,  each  of  the  financial   institutions  initially  a
             signatory  thereto,  together with  assignees,  as Lenders,  and BT
             Commercial Corporation, as Agent.
10.5.1(6)    Amendment No. 1 to Senior Credit Agreement
10.5.2(6)    Amendment No. 2 to Senior Credit Agreement
10.5.3(7)    Amendment No. 3 to Senior Credit Agreement
10.5.4(2)    Amendment No. 4 to Senior Credit Agreement
10.8(1)      Lease Agreement by and between Steven G. Bunger, Michael J. Bunger,
             Carolyn  A.  Clawson,  Jennifer  J.  Blackwell,   Susan  E.  Bunger
             (collectively   "Landlord")   and  Mobile  Mini   Storage   Systems
             ("Tenant") dated January 1, 1994
10.9(1)      Lease Agreement by and between Steven G. Bunger, Michael J. Bunger,
             Carolyn  A.  Clawson,  Jennifer  J.  Blackwell,   Susan  E.  Bunger
             (collectively   "Landlord")   and  Mobile  Mini   Storage   Systems
             ("Tenant") dated January 1, 1994
10.10(1)     Lease Agreement by and between Steven G. Bunger, Michael J. Bunger,
             Carolyn  A.  Clawson,  Jennifer  J.  Blackwell,   Susan  E.  Bunger
             (collectively   "Landlord")   and  Mobile  Mini   Storage   Systems
             ("Tenant") dated January 1, 1994
10.11(1)     Lease   Agreement  by  and  between   Mobile  Mini  Systems,   Inc.
             ("Landlord")  and Mobile  Mini  Storage  Systems  ("Tenant")  dated
             January 1, 1994
10.12(3)     Amendment  to Lease  Agreement  by and  between  Steven G.  Bunger,
             Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan
             E. Bunger (collectively "Landlord") and Mobile Mini Storage Systems
             ("Tenant") dated August 15, 1994

10.13(2)      Amendment  to Lease  Agreement  by and between  Steven G.  Bunger,
              Michael J.  Bunger,  Carolyn A.  Clawson,  Jennifer J.  Blackwell,
              Susan E. Bunger (collectively  "Landlord") and Mobile Mini Storage
              Systems ("Tenant") dated August 15, 1994
10.14(3)      Amendment  to Lease  Agreement  by and between  Steven G.  Bunger,
              Michael J.  Bunger,  Carolyn A.  Clawson,  Jennifer J.  Blackwell,
              Susan E. Bunger (collectively  "Landlord") and Mobile Mini Storage
              Systems  ("Tenant")  dated August 15, 1994
10.15(4)      Amendment to Lease  Agreement  by and between  Mobile Mini Storage
              Systems,  Inc., a California  corporation,  ("Landlord"),  and the
              Company dated December 30, 1994.
10.16(5)      Lease  Agreement  by and between  Richard E. and Barbara M. Bunger
              ("Landlord") and the Company ("Tenant'") dated November 1, 1995.
10.17(5)      Amendment to Lease Agreement by and between Richard E. and Barbara
              M. Bunger  ("Landlord") and the Company ("Tenant'") dated November
              1, 1995.
10.18         Amendment  No. 2 to Lease  Agreement  between  Mobile Mini Storage
              Systems, Inc. and the Company
10.19(1)      Patents and Patents Pending
10.20(1)      U.S. and Canadian Tradename and Service Mark Registration
11            Statement Re: Computation of Per Share Earnings
21            Subsidiaries of Mobile Mini, Inc.
23            Consent of Arthur Andersen LLP
27.1          Financial Data Schedule
27.2          Restated Selected Financial Data, December 31, 1996
27.3          Restated Selected Financial Data, December 31, 1995
27.4          Restated Selected Financial Data, December 31, 1997

All other exhibits are omitted as the information required is inapplicable

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-71528-LA), as amended
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 333-34413)
(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1994
(4) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994
(5) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995
(6) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996
(7) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997
(b)    Reports on Form 8-K

None

                                                                     SCHEDULE II

                                MOBILE MINI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       December 31,
                                                       ------------
                                              1997         1996          1995
                                             ------       ------        ------

Allowance for doubtful accounts:

Balance at beginning of year                 $268,181     $157,659     $256,022
Provision charged to expense                1,104,863      502,065      382,653
Write-offs                                   (480,052)    (391,543)    (481,016)
                                             --------     --------     --------

Balance at end of year                       $892,992     $268,181     $157,659
                                             ========     ========     ========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MOBILE MINI, INC.

Date:  _________________        By:___________________________________________________________
                                     Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  _________________        By:___________________________________________________________
                                     Steven G. Bunger, President, Chief Executive Officer and
                                         Director (Principal Executive Officer)



Date: _________________         By:___________________________________________________________
                                     Lawrence Trachtenberg, Executive Vice President, Chief
                                         Financial Officer and Director (Principal Financial
                                         Officer and Principal Accounting Officer)



Date: _________________         By:___________________________________________________________
                                     Deborah Keeley, Executive Vice President and Controller
                                         (Chief Accounting Officer)



Date: _________________         By:___________________________________________________________
                                     Richard E. Bunger, Chairman and Director



Date: _________________         By:___________________________________________________________
                                     Ronald J. Marusiak, Director


Date: _________________         By:___________________________________________________________
                                     George Berkner, Director

                                      -46-