Form 10-Q
period 1998-03-31
MOBILE MINI INC
filed 1998-05-15
CIK 911109

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    Form 10-Q
     (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes     X                 No            ,
   -----------              -----------

         As of May 12, 1998, there were outstanding 7,863,858 shares of the issuer's common stock, par value $.01.


--------------------------------------------------------------------------------

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS                          PAGE
                                                                          NUMBER

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                          3
              March 31, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Operations                                4
              Three Months ended March 31, 1998 and March 31, 1997
              (unaudited)

         Consolidated Statements of Cash Flows                                5
              Three Months Ended March 31, 1998 and March 31, 1997
              (unaudited)

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

                                    PART II.
                                OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    11

                                   SIGNATURES                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                          ASSETS                             March 31, 1998  December 31,
                                                               (Unaudited)       1997
                                                             --------------  ------------
CASH AND CASH EQUIVALENTS                                      $   452,459   $ 1,005,204
RECEIVABLES, net of allowance for doubtful accounts
  of $987,000 and $893,000, respectively                         6,519,962     6,259,476
INVENTORIES                                                      7,023,716     4,748,316
CONTAINER LEASE FLEET, net                                      55,179,126    50,906,908
PROPERTY PLANT AND EQUIPMENT, net                               18,041,479    18,011,916
DEPOSITS AND PREPAID EXPENSES                                      831,491       898,615
OTHER ASSETS                                                     2,748,296     2,221,587
                                                               -----------   -----------
                Total assets                                   $90,796,529   $84,052,022
                                                               ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                               $ 3,015,151   $ 2,676,634
ACCRUED LIABILITIES                                              3,551,508     3,104,747
LINE OF CREDIT                                                  36,114,170    35,883,104
NOTES PAYABLE                                                    5,647,035     6,123,049
OBLIGATIONS UNDER CAPITAL LEASES                                 5,031,561     5,371,603
SUBORDINATED NOTES, net                                          6,660,915     6,647,874
DEFERRED INCOME TAXES                                            5,552,667     5,217,619
                                                               -----------   -----------
                Total liabilities                               65,573,007    65,024,630
                                                               -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 17,000,000 shares
    authorized, 7,845,736 and 6,799,524 issued and
    outstanding at March 31, 1998 and December 31,
    1997, respectively                                              78,457        67,995
  Additional paid-in capital                                    21,358,657    16,206,166
  Common stock to be issued, 85,468 shares                         500,000          --
  Retained earnings                                              3,286,408     2,753,231
                                                               -----------   -----------
                  Total stockholders' equity                    25,223,522    19,027,392
                                                               -----------   -----------
                  Total liabilities and stockholders' equity   $90,796,529   $84,052,022
                                                               ===========   ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                      1998             1997
                                                  ------------     ------------
REVENUES:
  Leasing                                         $  7,512,912     $  4,995,110
  Container and other sales                          3,128,400        4,542,631
  Other                                                104,911          111,715
                                                  ------------     ------------
                                                    10,746,223        9,649,456

COSTS AND EXPENSES:
  Cost of container and other sales                  2,147,577        3,445,770
  Leasing, selling and general expenses              5,564,381        4,281,350
  Depreciation and amortization                        666,771          472,167
                                                  ------------     ------------
INCOME FROM OPERATIONS                               2,367,494        1,450,169

OTHER INCOME (EXPENSE):
  Interest income                                       11,287             --
  Interest expense                                  (1,490,152)      (1,089,879)
                                                  ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES               888,629          360,290

PROVISION FOR INCOME TAXES                             355,452          158,528
                                                  ------------     ------------

NET INCOME AVAILABLE FOR COMMON STOCK             $    533,177     $    201,762
                                                  ============     ============


EARNINGS PER SHARE:
BASIC:
  Net income                                      $       0.07     $       0.03
                                                  ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 7,440,628        6,739,324

                                                  ============     ============

DILUTED:
  Net income                                      $       0.07     $       0.03
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING               7,971,804        6,739,403
                                                  ============     ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------

                                                                     1998           1997
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   533,177    $   201,762
Adjustments to reconcile income to net cash used in
  operating activities:
     Reserve for doubtful accounts receivable                        257,430        205,066
     Amortization of deferred loan costs                             178,343        122,941
     Amortization of warrants issuance discount                       13,041           --
     Depreciation and amortization                                   666,771        472,167
     Gain on disposal of property, plant and equipment                (3,541)          --
     Deferred income taxes                                           335,048        158,475
     Changes in certain assets and liabilities:
       Increase in receivables                                      (517,916)      (218,096)
       Increase in inventories                                    (2,275,400)    (1,815,657)
       Decrease in deposits and prepaids                              67,124        188,259
       (Increase) decrease in other assets                          (205,052)        17,399
       Increase in accounts payable                                  338,517        605,782
       Increase (decrease) in accrued liabilities                    446,761       (161,835)
                                                                 -----------    -----------

       Net cash used in operating activities                        (165,697)      (223,737)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of container lease fleet                          (4,476,082)    (1,741,236)
  Net purchases of property, plant, and equipment                   (488,929)    (1,097,151)
                                                                 -----------    -----------

       Net cash used in investing activities                      (4,965,011)    (2,838,387)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                               231,066      3,666,477
  Principal payments on notes payable                               (476,014)      (384,769)
  Principal payments on capital lease obligations                   (340,042)      (325,269)
  Exercise of warrants                                             5,162,953           --
                                                                 -----------    -----------

       Net cash provided by financing activities                   4,577,963      2,956,439
                                                                 -----------    -----------

NET DECREASE IN CASH                                                (552,745)      (105,685)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        1,005,204        736,543
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                         $   452,459    $   630,858
                                                                 ===========    ===========

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.


Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.


NOTE B - The Company adopted SFAS No. 128, Earnings per Share in 1997. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each year or at the time of issuance. SFAS No. 128 is effective for financial statements for both interim periods presented and as a result, all prior period earnings per share data presented has been restated.


NOTE C - The Company's outstanding Common Stock Purchase Warrants, issued in connection with the Company's initial public offering, expired on February 17, 1998. Prior to their expiration, 1,046,212 of the 1,067,500 warrants were exercised, generating approximately $5.2 million in cash.


NOTE D - In January 1998, the Company acquired the assets of Nevada Storage Containers, a Las Vegas, Nevada based container leasing and sales business, for approximately $1.4 million in cash and approximately 85,000 shares of the Company's common stock valued at $500,000. Under the purchase agreement, the shares of common stock will not be issued until one year from the closing date.


NOTE E - In April 1998, the Company acquired the assets of Aspen Instant Storage, a company engaged in container leasing and sales in Oklahoma City, Oklahoma. The purchase price was approximately $540,000 in cash and approximately 18,000 shares of the Company's common stock valued at $184,000.


In April 1998, the Company also opened a new leasing and sales branch in Albuquerque, New Mexico. With this new location, the Company now operates 11 leasing and sales offices in 6 states, in addition to its dealer and telecommunication divisions and its manufacturing facility.

NOTE F - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:
                                             March 31, 1998    December 31, 1997
                                             --------------    -----------------

     Raw material and supplies                 $5,449,314         $3,241,962
     Work-in-process                              832,283            631,399
     Finished containers                          742,118            874,955
                                               ----------         ----------
                                               $7,023,716         $4,748,316
                                               ==========         ==========


NOTE G - Property, plant and equipment consisted of the following at:

                                            March 31, 1998     December 31, 1997
                                            --------------     -----------------

     Land                                    $    708,555        $    708,555
     Vehicles and equipment                    13,040,084          12,721,917
     Buildings and improvements                 6,835,678           6,739,190
     Office fixtures and equipment              3,182,789           3,109,904
                                             ------------        ------------
                                               23,767,106          23,279,566
     Less accumulated depreciation             (5,725,627)         (5,267,650)
                                             ------------        ------------
                                             $ 18,041,480        $ 18,011,916
                                             ============        ============


NOTE H - The Company maintains a container lease fleet consisting of refurbished or manufactured storage containers and office units that are leased to customers with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In management's opinion, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed as incurred. As of March 31, 1998, the Company's lease fleet, net of depreciation, was $55.2 million as compared to $50.9 million at December 31, 1997. A portion of this increase reflects the acquisition of Nevada Storage Container's container lease fleet.


NOTE I - The Company has adapted FASB No. 130 Reporting Comprehensive Income effective January 1, 1998. The Company, however, has not incurred transactions that are within the definitions of "Comprehensive Income" and accordingly, is not required to make additional disclosures on the accompanying consolidated financial statements for the current year or for the same period represented in the prior year.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS


                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997


         Revenues for the quarter ended March 31, 1998 were $10,746,000, which represents an 11.4% increase over revenues of $9,649,000 for the quarter ended March 31, 1997. The Company has transitioned from primarily a seller of containers and other structures, to primarily a lessor of containers and portable offices. A change in the composition of the Company's revenues and expense have occurred as the Company has continued to expand and concentrate its efforts on leasing operations generating higher operating margins. This change has resulted in a deferral of the recognition of revenues and corresponding container costs. As such, income from operations as a percentage of revenues has increased 7.0% over the same period of the prior year. Revenues from the leasing of portable storage containers and office units increased 50.4%, while revenues from the sales of the Company's products decreased 31.1%. The increase in lease revenues resulted from an 8.4% increase in the average per unit container revenue and a 38.7% increase in the average number of containers on lease. The decrease of container sales primarily reflects the emphasis on leasing rather than selling containers, the Company's discontinuance of its modular building operations, which provided revenues of $491,000 during the first quarter of 1997, and lower sales levels in the Company's dealer division. The Company's other revenues, primarily related to trucking services associated with sales operations, remained relatively constant, decreasing by $7,000 as compared to the quarter ended March 31, 1997.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended March 31, 1998 was 68.6% compared to 75.9% for the same quarter in 1997. This decrease resulted from the discontinuation of the low-margin modular building business and from an increase in container sales prices.


         Leasing, selling and general expenses increased by 30.0% for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This increase resulted from increased expenses associated with the 50.4% increase in lease revenues and from additional administrative costs and staffing needs to sustain growth levels.


         Interest expense increased by 36.7% during the first quarter of 1998 compared to the prior year. This resulted from the growth in the Company's lease fleet and the related borrowings to finance that growth, and interest costs related to the Company's subordinated debt which was issued during the latter part of 1997.


         Depreciation and amortization increased by 41.2% for the three months ended March 31, 1998 as compared to the prior year period. This resulted from the increase in the Company's lease fleet and the acquisition of additional equipment at the Company's various locations to support growth in the size of the lease fleet.


         The Company posted a 164.3% increase in net income to $533,000, or $0.07 per share diluted for the quarter ended March 31, 1998 compared to net income of $202,000 or $0.03 per share diluted during the same period in the prior year. This increase is primarily a result of a 50.4% increase in container leasing revenues, which produce higher net margins than container sales, partially offset by higher administrative expenses and increased interest costs. The Company's effective tax rate was reduced to 40% at March 31, 1998 from 44% at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES


         The Company plans to continue to increase the size of its container lease fleet and related property, plant and equipment. The recent acquisitions of Nevada Storage Containers and Aspen Instant Storage and the growth in the container lease fleet and related property, plant and equipment was primarily funded through the Company's revolving line of credit, under its Credit Agreement dated March 28, 1996 with BT Commercial Corp., as agent for a group of lenders (the "Senior Credit Agreement") which permitted borrowings based on the level of the Company's inventories, receivables and the size of its container lease fleet. The $5.2 million of cash generated from the exercise of the Company's Common Stock Purchase Warrants was used to reduce the line of credit thereby making these funds available to finance this growth.


         On May 12, 1998, the Company and its lenders amended the terms of the Senior Credit Agreement. The revolving line of credit was increased from $40 million to $60 million, principal amortization on the $6 million term loan under the Senior Credit Agreement was reduced, the term of the Senior Credit Agreement was extended for an additional two years, and the interest rate was reduced. The interest rate is now determined quarterly based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate was initially adjusted from 3% to 1.75% above the Eurodollar rate based upon the Company's leverage ratio at the time the amendment to the Senior Credit Agreement became effective.


         As of March 31, 1998, the Company had borrowings outstanding of $36,114,000 under the revolving line of credit and $3,886,000 of additional borrowing was available under that line. As of May 12, 1998, the Company had borrowings outstanding of $38,335,000 and $9,476,000 of additional borrowing availability under the Senior Credit Agreement, as amended.


         During the three months ended March 31, 1998, the Company's operations used cash of $166,000. This reflects an increase in inventories and receivables relating to the growth of the Company's container leasing business, partially offset by an increase in accounts payables and accrued liabilities.


         The Company invested $4,965,000 in its container lease fleet and other equipment during the three months ended March 31, 1998. This amount primarily reflects $519,000 of sales from the container lease fleet.


         Cash flow provided by financing activities totaled $4,578,000 for the three months ended March 31, 1998. The primary source of financing was approximately $5,200,000 received upon the exercise of warrants to purchase 1,046,212 shares of the Company's common stock prior to their expiration on February 17, 1998. The warrant proceeds were used to reduce the line of credit and to fund the increase in the container lease fleet, related property, plant and equipment, inventory levels, and the acquisition of Nevada Storage Containers. Cash flow from financing activities was partially offset by principal payments on notes payable and capitalized leases.


         The Company believes that its available resource will be sufficient to maintain its current level of operations and permit continued growth over the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, and secured or unsecured bank financing, among other sources. There can be no assurances that financing from such sources will be available in the future, or if available that such financing will be available on terms acceptable to the Company.

EFFECTS OF INFLATION


         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding the Company's ability to meet its obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under the Senior Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for the Company's products, could cause actual results to differ materially from anticipated results and have a material adverse effect on the Company's ability to meet its obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. The Company issued $6.9 million of senior subordinated notes in October 1997, in a public offering pursuant to a Registration Statement. That Registration Statement and the Prospectus, dated October 8, 1997, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors", which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department at (602) 894-6311 or by mail at Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. The Company's filings with the SEC may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Number                             Description

10.5.5             Amendment No. 5 to Senior Credit Agreement
                           dated as of March 31, 1998,
                          by and among the Registrant,
                  each financial institution a party thereto,
                     and BT Commercial Corporation, as Agent

  11                Computation of Earnings per Share for the
                            Three Month Period ended
                             March 31, 1998 and 1997

  27                         Selected Financial Data

(b)               Reports on Form 8-K:  none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBILE MINI, INC.
                                          (Registrant)



Dated:  May 15, 1998                      /s/ Larry Trachtenberg
                                          ------------------------------
                                             Larry Trachtenberg
                                             Chief Financial Officer &
                                             Executive Vice President
                                       12