Form 10-Q
period 1998-06-30
MOBILE MINI INC
filed 1998-08-13
CIK 911109

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

                  For the quarterly period ended June 30, 1998

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

         As of August 7, 1998, there were outstanding 7,878,583 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS                          PAGE
                                                                          NUMBER

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                         3
            June 30, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Operations                               4
            Three Months and Six Months ended June 30, 1998 and June 30, 1997 (unaudited)

         Consolidated Statements of Cash Flows                               6
            Six Months Ended June 30, 1998 and June 30, 1997
            (unaudited)

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

                                    PART II.
                                OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                   13

                                   SIGNATURES                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                      ASSETS                                  June 30, 1998     December 31, 1997
                                                               (Unaudited)
                                                              -------------     -----------------

CASH AND CASH EQUIVALENTS                                      $   616,759         $ 1,005,204
RECEIVABLES, net of allowance for doubtful accounts
  of $1,031,000 and $893,000, respectively                       6,728,735           6,259,476
INVENTORIES                                                      7,426,423           4,748,316
CONTAINER LEASE FLEET, net                                      60,059,816          50,906,908
PROPERTY PLANT AND EQUIPMENT, net                               18,693,130          18,011,916
DEPOSITS AND PREPAID EXPENSES                                      719,003             898,615
OTHER ASSETS                                                     3,089,755           2,221,587
                                                               -----------         -----------
                Total assets                                   $97,333,621         $84,052,022
                                                               ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                               $ 4,075,176         $ 2,676,634
ACCRUED LIABILITIES                                              2,770,188           3,104,747
LINE OF CREDIT                                                  42,364,950          35,883,104
NOTES PAYABLE                                                    5,289,596           6,123,049
OBLIGATIONS UNDER CAPITAL LEASES                                 3,607,586           5,371,603
SUBORDINATED NOTES, net                                          6,673,956           6,647,874
DEFERRED INCOME TAXES                                            6,203,749           5,217,619
                                                               -----------         -----------
                Total liabilities                               70,985,201          65,024,630
                                                               -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 17,000,000 shares
    authorized, 7,868,933 and 6,799,524 issued and
    outstanding at June 30, 1998 and December 31,
    1997, respectively                                              78,689              67,995
  Additional paid-in capital                                    21,537,229          16,206,166
  Common stock to be issued, 85,468 shares                         500,000                --
  Retained earnings                                              4,232,502           2,753,231
                                                               -----------         -----------
                  Total stockholders' equity                    26,348,420          19,027,392
                                                               -----------         -----------
                  Total liabilities and stockholders' equity   $97,333,621         $84,052,022
                                                               ===========         ===========

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ---------------------------

                                                      1998             1997
                                                  ------------     ------------
REVENUES:
  Leasing                                         $  8,246,006     $  5,659,594
  Container and other sales                          6,070,060        6,196,750
  Other                                                 84,416          337,451
                                                  ------------     ------------
                                                    14,400,482       12,193,795

COSTS AND EXPENSES:
  Cost of container and other sales                  4,557,310        4,564,586
  Leasing, selling and general expenses              6,219,073        5,010,835
  Depreciation and amortization                        703,701          529,709
                                                  ------------     ------------
INCOME FROM OPERATIONS                               2,920,398        2,088,665

OTHER INCOME (EXPENSE):
  Interest income                                        5,398             --
  Interest expense                                  (1,348,973)      (1,158,744)
                                                  ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES             1,576,823          929,921

PROVISION FOR INCOME TAXES                             630,729          409,164
                                                  ------------     ------------

NET INCOME                                        $    946,094     $    520,757
                                                  ============     ============

EARNINGS PER SHARE:
BASIC:
  Net income                                      $       0.12     $       0.08
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 7,948,392        6,739,324
                                                  ============     ============

DILUTED:
  Net income                                      $       0.11     $       0.08
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING               8,476,643        6,751,922
                                                  ============     ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,
                                                    -------------------------

                                                      1998             1997
                                                  ------------     ------------
REVENUES:
  Leasing                                         $ 15,758,918     $ 10,654,704
  Container and other sales                          9,198,460       10,739,381
  Other                                                189,327          449,166
                                                  ------------     ------------
                                                    25,146,705       21,843,251

COSTS AND EXPENSES:
  Cost of container and other sales                  6,704,887        8,010,356
  Leasing, selling and general expenses             11,783,454        9,292,185
  Depreciation and amortization                      1,370,472        1,001,876
                                                  ------------     ------------
INCOME FROM OPERATIONS                               5,287,892        3,538,834

OTHER INCOME (EXPENSE):
  Interest income                                       16,685             --
  Interest expense                                  (2,839,125)      (2,248,623)
                                                  ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES             2,465,452        1,290,211

PROVISION FOR INCOME TAXES                             986,181          567,692
                                                  ------------     ------------

NET INCOME                                        $  1,479,271     $    722,519
                                                  ============     ============

EARNINGS PER SHARE:
BASIC:
  Net income                                      $       0.19     $       0.11
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 7,695,913        6,739,324
                                                  ============     ============

DILUTED:
  Net income                                      $       0.18     $       0.11
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING               8,292,986        6,741,746
                                                  ============     ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                   -------------------------

                                                                     1998            1997
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,479,271    $    722,519
Adjustments to reconcile income to net cash used in
  operating activities:
     Reserve for doubtful accounts receivable                         385,698         269,751
     Amortization of deferred loan costs                              306,972         245,921
     Amortization of warrants issuance discount                        26,082            --
     Depreciation and amortization                                  1,370,472       1,001,876
     Gain on disposal of property, plant and equipment                 (3,541)         54,118
     Deferred income taxes                                            986,130         568,540
     Changes in certain assets and liabilities:
       Increase in receivables                                       (854,957)     (1,955,452)
       Increase in inventories                                     (2,678,107)     (2,367,519)
       Decrease in deposits and prepaids                              179,612         171,230
       Increase in other assets                                      (675,140)         (7,372)
       Increase in accounts payable                                 1,398,542         622,734
       (Decrease) increase in accrued liabilities                    (334,559)        182,872
                                                                 ------------    ------------

       Net cash provided by (used in) operating activities          1,586,475        (490,782)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of container lease fleet                           (9,578,824)     (5,147,114)
  Net purchases of property, plant, and equipment                  (1,622,229)       (916,669)
                                                                 ------------    ------------

       Net cash used in investing activities                      (11,201,053)     (6,063,783)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                              6,481,846       7,370,426
  Proceeds from issuance of notes payable                                --           314,625
  Principal payments on notes payable                                (833,453)       (720,417)
  Principal payments on capital lease obligations                  (1,764,017)       (659,809)
  Conversion of warrants                                            4,657,432            --
  Issuance of stock                                                   684,325            --
                                                                 ------------    ------------

       Net cash provided by financing activities                    9,226,133       6,304,465
                                                                 ------------    ------------

NET DECREASE IN CASH                                                 (388,445)       (250,100)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                         1,005,204         736,543
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                         $    616,759    $    486,443
                                                                 ============    ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

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

NOTE F - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                           June 30, 1998       December 31, 1997
                                           -------------       -----------------
     Raw material and supplies               $4,919,579            $3,241,962
     Work-in-process                          1,156,307               631,399
     Finished containers                      1,350,537               874,955
                                             ----------            ----------
                                             $7,426,423            $4,748,316
                                             ==========            ==========


NOTE G - Property, plant and equipment consisted of the following at:

                                          June 30, 1998        December 31, 1997
                                          -------------        -----------------

     Land                                  $    708,555          $    708,555
     Vehicles and equipment                  13,974,746            12,721,917
     Buildings and improvements               6,952,163             6,739,190
     Office fixtures and equipment            3,247,958             3,109,904
                                           ------------          ------------
                                             24,883,422            23,279,566
     Less accumulated depreciation           (6,190,292)           (5,267,650)
                                           ------------          ------------
                                           $ 18,693,130          $ 18,011,916
                                           ============          ============

NOTE H - The Company maintains a container lease fleet consisting of refurbished or manufactured storage containers and office units that are leased to customers with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In management's opinion, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed as incurred. As of June 30, 1998, the Company's lease fleet, before depreciation and excluding portable modular buildings under capital lease agreements, was $62.2 million as compared to $50.9 million at December 31, 1997. A portion of this increase reflects the acquisition of Nevada Storage Container's and Aspen Instant Storage's container lease fleets.

NOTE I - In June 1998, the Company sold the remaining portable modular buildings that were under lease agreements and repaid the underlying capital lease obligations related to these buildings. The revenues from these sales are included in the accompanying statements of operations.

NOTE J - The Company has adapted FASB No. 130 Reporting Comprehensive Income effective January 1, 1998. The Company, however, has not incurred transactions that are within the definitions of "Comprehensive Income" and accordingly, is not required to make additional disclosures in the accompanying consolidated financial statements for the current year or for the same period represented in the prior year.

NOTE K - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value.

Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company believes the adoption of Statement No. 133 currently would not have any material impact in the Company's financial statements or its business operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

                  Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997

         Revenues for the quarter ended June 30, 1998 were $14,400,000, which represents an 18.1% increase over revenues of $12,194,000 for the quarter ended June 30, 1997. The Company has transitioned from primarily a seller of containers and other structures, to primarily a lessor of containers and portable offices. A change in the composition of the Company's revenues and expense have occurred as the Company has continued to expand and concentrate its efforts on leasing operations generating higher operating margins. This change has resulted in a deferral of the recognition of revenues and corresponding container costs over the term of the leases. As such, income from operations as a percentage of revenues increased 39.8% over the same period of the prior year. Revenues from the leasing of portable storage containers and office units increased 45.7%, while revenues from the sales of the Company's products decreased 2.0%. The increase in lease revenues resulted from a 45.0% increase in the average number of containers on lease as compared to the same period in the prior year in addition to an increase to the average rental rate per unit. The Company's new leasing locations in Nevada, Oklahoma and New Mexico also contributed to a portion of this growth. The decrease in container sales primarily reflects the Company's continued emphasis on leasing rather than selling containers and lower sales levels in the Company's dealer division.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended June 30, 1998 was 75.1% compared to 73.7% for the same quarter in 1997. This increase primarily resulted from the sale during 1998 of certain low-margin modular buildings that were previously under lease agreements. With this sale complete, the Company owns no additional modular buildings.

         Leasing, selling and general expenses increased by 24.1% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. As a percentage of revenues, leasing, selling and general expenses for the quarter ended June 30, 1998 was 43.2% as compared to 41.1% for the same quarter in 1997. This increase resulted from higher costs associated with the 45.7% increase in lease revenues and additional administrative costs to accommodate the increased growth.

         Interest expense increased by 16.4% during the second quarter ended June 30, 1998 compared to the prior year period. This resulted from the substantial growth in the Company's lease fleet and the related borrowings to finance that growth, in addition to interest costs related to the Company's subordinated debt which was issued in October 1997, partially offset by reduced interest rates associated with the Company's amended revolving line of credit.

         Depreciation and amortization increased by 32.8% for the three months ended June 30, 1998 as compared to the prior year period. This resulted from the substantial increase in the Company's lease fleet and from the addition of equipment at the Company's various locations to support growth in the size of the lease fleet.

         The Company posted a 81.7% increase in net income to $946,000, or $0.11 per share diluted for the quarter ended June 30, 1998, compared to net income of $521,000 or $0.08 per share diluted during the same period in the prior year. This increase is primarily a result of a 45.7% increase in container leasing revenues, which produce higher net margins than container sales, partially offset by higher administrative expenses and increased interest costs. The Company's effective tax rate was reduced to 40.0% at June 30, 1998 from 44.0% at June 30, 1997. Diluted earnings per share includes a 25.5% increase in the weighted average number of common and common share equivalents outstanding when compared to the same period in the prior year.

                   Six Months Ended June 30, 1998 Compared to
                         Six Months Ended June 30, 1997

         Revenues for the six months ended June 30, 1998 were $25,147,000, which represents a 15.1% increase over revenues of $21,843,000 for the six months ended June 30, 1997. Revenues from the leasing of portable storage containers and office units increased 47.9% during the first six months of 1998 as compared to the same period in 1997, while revenues from the sales of the Company's products decreased 14.3%. The increase in lease revenues resulted from a 4.2% increase in the average per unit container revenue and a 41.9% increase in the average number of containers on lease as compared to the same period in the prior year. The Company's new leasing locations in Nevada, Oklahoma and New Mexico also contributed to a portion of this growth. The decrease of container sales primarily reflects the emphasis on leasing rather than selling containers and from lower sales levels in the Company's dealer division. The Company's other revenues decreased $260,000 in the first six months of 1998 or compared to the same period in 1997.

         Cost of container and other sales as a percentage of container and other sales for the six months ended June 30, 1998 was 72.9% compared to 74.6% for the same period in 1997.

         Leasing, selling and general expenses increased by 26.8% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of revenues, leasing, selling and general expenses for the six months ended June 30, 1998 was 46.9% as compared to 42.5% for the six months ended June 30, 1997. This increase resulted from increased expenses associated with the 47.9% increase in lease revenues and from additional administrative costs to handle this increased growth.

         Interest expense increased by 26.3% during the six months ended June 30, 1998 compared to the prior year period. This resulted from the substantial growth in the Company's lease fleet and the related borrowings to finance that growth, in addition to interest costs related to the Company's subordinated debt which was issued in October 1997, partially offset by reduced interest rates associated with the Company's amended revolving line of credit.

         Depreciation and amortization increased by 36.8% for the six months ended June 30, 1998 as compared to the prior year period. This results from the increase in the Company's lease fleet and from the addition of equipment at the Company's various locations to support this growth.

         The Company posted a 104.7% increase in net income to $1,479,000, or $0.18 per share diluted for the six months ended June 30, 1998 compared to net income of $723,000 or $0.11 per share diluted during the same period in the prior year. This increase is primarily a result of an increase in the container leasing revenues, which produce higher net margins than container sales, partially offset by higher administrative expenses and increased interest costs. Diluted earnings per share includes a 23.0% increase in the weighted average number of common and common share equivalents outstanding when compared to the same period in the prior year. The Company's effective tax rate was reduced to 40.0% at June 30, 1998 from 44.0% at June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company plans to continue to increase the size of its container lease fleet and related property, plant and equipment. The recent acquisitions of Nevada Storage Containers and Aspen Instant Storage and the growth in the container lease fleet and related property, plant and equipment was primarily funded through the Company's revolving line of credit, under its Senior Credit Agreement dated March 28, 1996, as amended, with BT Commercial Corp., as agent for a group of lenders (the "Senior Credit Agreement") which permits borrowings based on the level of the Company's inventories, receivables and the size of its container lease fleet. The $5.2 million of cash generated from the exercise of the Company's Common Stock Purchase Warrants was used to reduce the revolving line of credit thereby making these funds available to finance this growth.

         On May 12, 1998, the Company and its lenders amended the terms of the Senior Credit Agreement. The revolving line of credit was increased from $40 million to $60 million, principal amortization on the $6 million term loan under the Senior Credit Agreement was reduced, the term of the Senior Credit Agreement was extended for an additional two years, and the interest rate was reduced. The interest rate is now determined quarterly based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate was initially adjusted from 3% to 1.75% above the Eurodollar rate based upon the Company's leverage ratio at the time the amendment to the Senior Credit Agreement became effective. This rate remains unchanged as of the period ended June 30, 1998.

         As of June 30, 1998, the Company had borrowings outstanding under the revolving line of credit of $42,365,000. These borrowings allowed the Company to increase the container lease fleet by $11,263,000, acquire the assets of two companies (Nevada Storage Containers and Aspen Instant Storage) and open a new leasing location in Albuquerque, New Mexico. A portion of the lease fleet increase includes the acquisitions. At June 30, 1998, $9,781,000 of additional borrowings were available under the revolving line of credit. As of August 7, 1998, the Company had borrowings outstanding of $44,994,000 and $9,526,000 of additional borrowing availability under the revolving line of credit.

         During the six months ended June 30, 1998, the Company's operations provided cash of $1,586,000. This results from earnings before taxes, which are deferred, a continuing emphasis on increasing credit and extending payment terms with major suppliers, increased collection effort to reduce outstanding receivables and the cash sale of the Company's modular buildings inventory. This was partially offset by an increase in inventory, and accounts receivables related to the expansion of the Company's business and an increase in other assets as well as a decrease in accrued liabilities.

         The Company invested $11,201,000 in its container lease fleet and other equipment during the six months ended June 30, 1998. This amount is net of $1,130,000 of sales from the container lease fleet.

         Cash flow provided by financing activities totaled $9,226,000 for the six months ended June 30, 1998. The primary source of financing was $6,482,000, of net borrowings on the Company's revolving line of credit and approximately $5,200,000 received upon the exercise of warrants to purchase 1,046,212 shares of the Company's common stock prior to their expiration on February 17, 1998. The warrants had been issued in connection with the Company's initial public offering in 1994. The warrant proceeds were used to initially reduce the line of credit and to fund the increase in the container lease fleet, related property, plant and equipment, inventory levels, and the acquisition of Nevada Storage Containers and Aspen Instant Storage. Cash flow from financing activities was partially offset by principal payments on notes payable and capitalized leases and the payoff on capitalized leases related to the sale of modular buildings previously under lease agreements.

         The Company believes that its available resources will be sufficient to maintain its current level of operations and permit continued growth over the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, and secured or unsecured bank financing, among other sources. There can be no assurances that financing from such sources will be available in the future, or if available that such financing will be available on terms acceptable to the Company.

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

YEAR 2000 COMPLIANCE

         The Company has upgraded its primary system using software that has been certified by the vendor to be fully compliant with the Year 2000 transactions. The Company is continuing to test this software for such compliance in addition to all of the other Company systems. The Company has identified the critical areas that require Year 2000 compliance and continues to evaluate these issues related to the business operations. Contingency plans are being established where the Company is dependent on outside service providers. The majority of this project is being handled by currently employed personnel and the Company, at this time, does not anticipate any material impact to its financial condition or results of operations to become Year 2000 compliant. However, because of the numerous variables and uncertainties associated with the Year 2000 compliance, including the effect on the Company of non compliance by third parties, availability of certain resources and assumptions of future events, there can be no guarantee that our operations will not be materially or adversely affected by Year 2000 compliance problems. While the contingency plans are intended to minimize any negative impacts on Mobile Mini by outside providers, there can be no assurance that the plans will be successful and that any such disruptions will not have a material adverse effect to its financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Number                               Description

  11                  Computation of Earnings per Share for the
                       Three Month and Six Month Period ended
                               June 30, 1998 and 1997

  27                           Selected Financial Data

(b)               Reports on Form 8-K:  none

Items 1 through 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MOBILE MINI, INC.
                                                   (Registrant)



Dated:  8/13/98                                    /s/ Larry Trachtenberg
--------------------------                         -----------------------------
                                                       Larry Trachtenberg
                                                       Chief Financial Officer &
                                                       Executive Vice President
                                       14