Form 10-Q
period 1998-09-30
MOBILE MINI INC
filed 1998-11-13
CIK 911109

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

                For the quarterly period ended September 30, 1998

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

Yes  [X]    No  [ ],

         As of November 3, 1998, there were outstanding 7,902,083 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS                          PAGE
                                                                          NUMBER

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                       3
                September 30, 1998 (unaudited) and December 31, 1997

           Consolidated Statements of Operations                             4
                Three Months and Nine Months ended September 30, 1998 and September 30, 1997 (unaudited)

           Consolidated Statements of Cash Flows                             6
                Nine Months Ended September 30, 1998 and September 30,
                1997
                (unaudited)

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial Condition      10
                and Results of Operations

                                    PART II.
                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders              16

Item 6.    Exhibits and Reports on Form 8-K                                 16

                                   SIGNATURES                               17

                          PART I. FINANCIAL INFORMATION

         ITEM     1. FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                      ASSETS                                 September 30, 1998   December 31, 1997
                                                                 (Unaudited)
                                                             ------------------   ------------------
CASH AND CASH EQUIVALENTS                                    $          736,937   $        1,005,204
RECEIVABLES, net of allowance for doubtful accounts
  of $1,045,000 and $893,000, respectively                            6,917,888            6,259,476
INVENTORIES                                                           7,285,441            4,748,316
CONTAINER LEASE FLEET, net                                           70,574,768           50,906,908
PROPERTY PLANT AND EQUIPMENT, net                                    19,010,116           18,011,916
DEPOSITS AND PREPAID EXPENSES                                         1,695,395              898,615
OTHER ASSETS                                                          3,264,432            2,221,587
                                                             ------------------   ------------------
                Total assets                                 $      109,484,977   $       84,052,022
                                                             ==================   ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                             $        3,855,150   $        2,676,634
ACCRUED LIABILITIES                                                   4,314,699            3,104,747
LINE OF CREDIT                                                       51,053,884           35,883,104
NOTES PAYABLE                                                         5,244,686            6,123,049
OBLIGATIONS UNDER CAPITAL LEASES                                      3,405,631            5,371,603
SUBORDINATED NOTES, net                                               6,686,997            6,647,874
DEFERRED INCOME TAXES                                                 7,143,155            5,217,619
                                                             ------------------   ------------------
                Total liabilities                                    81,704,202           65,024,630
                                                             ------------------   ------------------

STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 17,000,000 shares
   authorized, 7,878,583 and 6,799,524 issued and
   outstanding at September 30, 1998 and December
   31, 1997, respectively                                                78,786               67,995
  Additional paid-in capital                                         21,560,227           16,206,166
  Common stock to be issued, 85,468 shares                              500,000                 --
  Retained earnings                                                   5,641,762            2,753,231
                                                             ------------------   ------------------
                Total stockholders' equity                           27,780,775           19,027,392
                                                             ------------------   ------------------
                Total liabilities and stockholders' equity   $      109,484,977   $       84,052,022
                                                             ==================   ==================

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended September 30,
                                                --------------------------------

                                                    1998               1997
                                                ------------       ------------
REVENUES:
  Leasing                                       $  9,698,292       $  6,668,491
  Container and other sales                        3,472,281          4,701,743
  Other                                              198,015            129,711
                                                ------------       ------------
                                                  13,368,588         11,499,945
COSTS AND EXPENSES:
  Cost of container and other sales                2,167,114          3,108,623
  Leasing, selling and general expenses            6,668,556          5,295,188
  Depreciation and amortization                      737,515            596,560
                                                ------------       ------------
INCOME FROM OPERATIONS                             3,795,403          2,499,574

OTHER INCOME (EXPENSE):
  Interest income                                      9,181              1,423
  Interest expense                                (1,455,818)        (1,317,114)
                                                ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           2,348,766          1,183,883

PROVISION FOR INCOME TAXES                           939,506            520,909
                                                ------------       ------------

NET INCOME                                      $  1,409,260       $    662,974
                                                ============       ============


EARNINGS PER SHARE:
Basic                                           $       0.18       $       0.10
                                                ============       ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
                                                   7,960,170          6,739,324
                                                ============       ============

Diluted                                         $       0.17       $       0.10
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING             8,411,797          6,832,160
                                                ============       ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                                -------------------------------

                                                    1998               1997
                                                ------------       ------------
REVENUES:
  Leasing                                       $ 25,457,210       $ 17,323,195
  Container and other sales                       12,670,741         15,441,124
  Other                                              387,342            578,877
                                                ------------       ------------
                                                  38,515,293         33,343,196
COSTS AND EXPENSES:
  Cost of container and other sales                8,872,001         11,118,979
  Leasing, selling and general expenses           18,452,010         14,587,373
  Depreciation and amortization                    2,107,987          1,598,436
                                                ------------       ------------
INCOME FROM OPERATIONS                             9,083,295          6,038,408

OTHER INCOME (EXPENSE):
  Interest income                                     25,866              1,423
  Interest expense                                (4,294,943)        (3,565,737)
                                                ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           4,814,218          2,474,094

PROVISION FOR INCOME TAXES                         1,925,687          1,088,601
                                                ------------       ------------

NET INCOME                                      $  2,888,531       $  1,385,493
                                                ============       ============
EARNINGS PER SHARE:
Basic                                           $       0.37       $       0.21
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               7,784,968          6,739,324
                                                ============       ============

Diluted                                         $       0.35       $       0.21
                                                ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING             8,366,628          6,752,332
                                                ============       ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------

                                                                          1998               1997
                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  2,888,531       $  1,385,493
Adjustments to reconcile income to net cash provided by
  operating activities:
     Reserve for doubtful accounts receivable                              684,011            478,131
     Amortization of deferred loan costs                                   447,195            378,609
     Amortization of warrants issuance discount                             39,123               --
     Depreciation and amortization                                       2,107,987          1,598,436
     (Gain) loss on disposal of property, plant and equipment               (3,949)            53,058
     Deferred income taxes                                               1,925,536          1,059,463
     Changes in certain assets and liabilities, net of effect of businesses acquired
       Increase in receivables                                          (1,300,549)        (2,619,863)
       Increase in inventories                                          (2,537,125)          (622,604)
       Increase in deposits and prepaid expenses                          (719,410)          (634,385)
       (Decrease) increase in other assets                                 182,965           (377,513)
       Increase in accounts payable                                      1,178,516            913,086
       Increase in accrued liabilities                                   1,209,952          1,077,952
                                                                      ------------       ------------

       Net cash provided by operating activities                         6,102,783          2,689,863
                                                                      ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                     (3,944,446)              --
  Net purchases of container lease fleet                               (17,191,111)       (12,100,138)
  Net purchases of property, plant, and equipment                       (2,132,583)        (1,707,509)
                                                                      ------------       ------------

       Net cash used in investing activities                           (23,268,140)       (13,807,647)
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                  15,170,780         10,117,792
  Proceeds from issuance of notes payable                                  376,670          3,754,955
  Principal payments on notes payable                                   (1,255,033)        (1,153,933)
  Principal payments on capital lease obligations                       (2,076,179)        (1,001,298)
  Exercise of warrants                                                   4,679,877               --
  Issuance of common stock                                                     975               --
                                                                      ------------       ------------

       Net cash provided by financing activities                        16,897,090         11,717,516
                                                                      ------------       ------------

NET (DECREASE) INCREASE IN CASH                                           (268,267)           599,732

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                              1,005,204            736,543
                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                              $    736,937       $  1,336,275
                                                                      ============       ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

NOTE B - The Company adopted SFAS No. 128, EARNINGS PER SHARE, in 1997. Pursuant to SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. All prior period earnings per share data presented has been restated.

NOTE C - The Company's outstanding Common Stock Purchase Warrants, issued in connection with the Company's initial public offering, expired on February 17, 1998. Prior to their expiration, 1,046,212 of the 1,067,500 warrants were exercised, generating approximately $4.7 million in cash.

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

In August 1998 the Company acquired the Denver, Colorado based container leasing business of Unitrans, Inc., dba Mobile Mini Warehousing, (not affiliated with Mobile Mini, Inc.), for approximately $2.1 million in cash.

With this location, the Company had added four new leasing and sales locations in four separate states during 1998, bringing the total number of leasing and sales facilities to 12 locations operating in 7 states, in addition to its dealer and telecommunication divisions and its main manufacturing facility.

NOTE E - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value.
Inventories consisted of the following at:

                                    September 30, 1998     December 31, 1997
                                        (Unaudited)
                                    ------------------     -----------------
     Raw material and supplies         $  4,885,578          $  3,241,962
     Work-in-process                      1,561,801               631,399
     Finished containers                    838,062               874,955
                                       ------------          ------------
                                       $  7,285,441          $  4,748,316
                                       ============          ============

NOTE F - Property, plant and equipment consisted of the following at:

                                    September 30, 1998     December 31, 1997
                                        (Unaudited)
                                    ------------------     -----------------
     Land                              $    708,555          $    708,555
     Vehicles and equipment              14,616,751            12,721,917
     Buildings and improvements           7,003,896             6,739,190
     Office fixtures and equipment        3,300,653             3,109,904
                                       ------------          ------------
                                         25,629,855            23,279,566
     Less accumulated depreciation       (6,619,739)           (5,267,650)
                                       ------------          ------------
                                       $ 19,010,116          $ 18,011,916
                                       ============          ============

NOTE G - The Company maintains a container lease fleet consisting of refurbished or manufactured storage containers and office units that are leased to customers with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In management's opinion, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed as incurred. As of September 30, 1998, the Company's container lease fleet was $70.6 million as compared to $50.9 million at December 31, 1997, before depreciation. A portion of this increase reflects the container lease fleet acquisitions of Nevada Storage Container, Aspen Instant Storage and Mobile Mini Warehousing.

NOTE H - In June 1998, the Company sold the remaining portable modular buildings that were under lease agreements and repaid the underlying capital lease obligations related to these buildings. The revenues from these sales are included in the accompanying statements of operations.

NOTE I - The Company has adopted FASB No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. The Company, however, has not incurred transactions that are within the definitions of "Comprehensive Income" and accordingly, is not required to make additional disclosures in the accompanying consolidated financial statements for the current year or for the same period represented in the prior year.

NOTE J - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value.

Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes the adoption of Statement No. 133 will not have any material impact in the Company's financial statements or its business operations.

NOTE K - The Company entered into an Interest Rate Swap Agreement ("Agreement") effective in September 1998, under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate, which was 5.625% at September 30, 1998. The Company's objective in entering into this transaction was to reduce the risk of interest rate fluctuations in the future. As the Company had debt of $66.4 million at September 30, 1998, and intends to continue to operate with leverage, management believed it was prudent to lock in a fixed interest rate at a time when fixed rates had significantly decreased.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the quarter ended September 30, 1998 were $13,369,000, which represents an 16.2% increase over revenues of $11,500,000 for the quarter ended September 30, 1997. Revenues from leasing of portable storage containers and office units increased 45.4% during the three months ended September 30, 1998 as compared to the same period in the prior year. Leasing revenues represented 72.5% of total revenues for the third quarter ending September 30, 1998 as compared to 58.0% in the third quarter in 1997. The Company has transitioned from primarily a seller of containers and other structures, to primarily a lessor of containers and portable offices. A change in the composition of the Company's revenues and expenses has occurred as the Company has continued to expand and concentrate its efforts on its leasing operations, which generate higher operating margins than do sales of containers. This change has resulted in a deferral of the recognition of revenues and corresponding container costs over the term of the leases. As such, income from operations increased 51.8% over the same period of the prior year. Revenues from the leasing of portable storage containers and office units increased 45.4%, while revenues from the sales of the Company's products decreased 26.1%. The increase in lease revenues resulted from a 44.2% increase in the average number of containers on lease as compared to the same period in the prior year, as well as an increase in the average rental rate per unit. The Company's new leasing locations in Nevada, Oklahoma, New Mexico and Colorado contributed to a portion of this growth. The decrease in container sales primarily reflects the Company's continued emphasis on leasing rather than selling containers and lower sales levels in the Company's dealer division.

         Cost of container and other sales as a percentage of container and other sales for the quarter ended September 30, 1998 was 62.4% compared to 66.1% for the same quarter in 1997. This improvement is attributable to a decline in the cost of both containers and steel as well as efficiencies achieved at the Company's manufacturing plant associated with increased production of containers at the plant.

         Leasing, selling and general expenses increased by 25.9% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. As a percentage of revenues, leasing, selling and general expenses for the quarter ended September 30, 1998 were 49.9% as compared to 46.0% for the same quarter in 1997. This increase resulted from higher costs associated with the 45.4% increase in lease revenues and additional administrative costs to accommodate the increased growth, offset in part by efficiencies of scale resulting from the growth of the container leasing business at all locations.

         Interest expense increased by 10.5% during the quarter ended September 30, 1998 compared to the prior year period. This resulted from the substantial growth in the Company's lease fleet and the related borrowings to finance that growth, and from interest costs related to the Company's subordinated debt which was issued in October 1997. These increases were partially offset by reduced interest rates under the Company's revolving line of credit, which was amended in May, 1998.

         Depreciation and amortization increased by 23.6% for the three months ended September 30, 1998 as compared to the prior year period. This resulted from the substantial increase in the Company's lease fleet and from the addition of equipment at the Company's various locations to support growth in the size of the lease fleet.

         The Company posted a 112.6% increase in net income to $1,409,000, or $0.17 per share diluted for the quarter ended September 30, 1998, compared to net income of $663,000 or $0.10 per share diluted during the same period in the prior year. This increase is primarily a result of a 45.4% increase in container leasing revenues, which produce higher net margins than container sales, partially offset by the higher administrative expenses and increased interest costs associated primarily with the increases in the lease fleet. The Company's effective tax rate was reduced to 40.0% at September 30, 1998 from 44.0% at September 30, 1997. Diluted earnings per share was based upon a 23.1% increase in the weighted average number of common and common share equivalents outstanding when compared to the same period in the prior year.

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


         Revenues for the nine months ended September 30, 1998 were $38,515,000, which represents a 15.5% increase over revenues of $33,343,000 for the nine months ended September 30, 1997. Revenues from the leasing of portable storage containers and office units increased 47.0% during the first nine months of 1998 as compared to the same period in 1997, while revenues from the sales of the Company's products decreased 17.9%. The increase in lease revenues resulted from a 42.7% increase in the average number of containers on lease as compared to the same period in the prior year, as well as an increase in the average rental rate per unit. The Company's new leasing locations in Nevada, Oklahoma, New Mexico and Colorado also contributed to a portion of this growth. The decrease of container sales primarily reflects the emphasis on leasing rather than selling containers and from lower sales levels in the Company's dealer division. The Company's other revenues decreased $192,000 in the first nine months of 1998 as compared to the same period in 1997.

         Cost of container and other sales as a percentage of container and other sales for the nine months ended September 30, 1998 was 70.0% compared to 72.0% for the same period in 1997. This improvement is attributable to a decline in the cost of both containers and steel as well as efficiencies achieved at the Company's manufacturing plant associated with increased production of containers at the plant.

         Leasing, selling and general expenses increased by 26.5% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of revenues, leasing, selling and general expenses for the nine months ended September 30, 1998 was 47.9% as compared to 43.7% for the nine months ended September 30, 1997. This increase resulted from increased expenses associated with the 47.0% increase in lease revenues and from additional administrative costs to handle this increased growth, offset in part by efficiencies of scale resulting from the growth of the container leasing business at all locations.

         Interest expense increased by 20.5% during the nine months ended September 30, 1998 compared to the prior year period. This resulted from the substantial growth in the Company's lease fleet and the related borrowings to finance that growth, and from interest costs related to the Company's subordinated debt which was issued in October 1997. These increases were partially offset by reduced interest rates under the Company's revolving line of credit, which was amended in May, 1998.

         Depreciation and amortization increased by 31.9% for the nine months ended September 30, 1998 as compared to the prior year period. This results from the increase in the Company's lease fleet and from the addition of equipment at the Company's various locations to support this growth.

         The Company posted a 108.5% increase in net income to $2,889,000, or $0.35 per share diluted for the nine months ended September 30, 1998 compared to net income of $1,385,000 or $0.21 per share diluted during the same period in the prior year. This increase is primarily a result of an increase in container leasing revenues, which produce higher net margins than container sales, partially offset by the higher administrative expenses and increased interest costs associated primarily with the increases in the lease fleet. Diluted earnings per share was based upon a 23.9% increase in the weighted average number of common and common share equivalents outstanding when compared to the same period in the prior year. The Company's effective tax rate was reduced to 40.0% at September 30, 1998 from 44.0% at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company plans to continue to increase the size of its container lease fleet and related property, plant and equipment. The acquisitions completed during 1998 and the growth in the container lease fleet and related property, plant and equipment at pre-existing locations was funded in large part through the Company's revolving line of credit under its Senior Credit Agreement dated March 28, 1996, as amended, with BT Commercial Corp., as agent for a group of lenders (the "Senior Credit Agreement"). The Senior Credit Agreement permits borrowings based on the level of the Company's inventories, receivables and the size of its container lease fleet. The $5.2 million of cash generated from the exercise of the Company's Common Stock Purchase Warrants and $4.8 million of cash provided by operating activities was also used to finance this growth.

         In May 1998, the Company and its lenders amended the terms of the Senior Credit Agreement. The revolving line of credit was increased from $40 million to $60 million, principal amortization on the $6 million term loan under the Senior Credit Agreement was reduced, the term of the Senior Credit Agreement was extended for an additional two years, and the interest rate was reduced. The interest rate is now fixed quarterly based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate was initially adjusted from 3% to 1.75% above the Eurodollar rate based upon the Company's leverage ratio at the time the amendment to the Senior Credit Agreement became effective. This rate remained unchanged through September 30, 1998 and increased 0.25% effective on October 1, 1998.

         As of September 30, 1998, the Company had borrowings outstanding under the revolving line of credit of $51,054,000. These borrowings allowed the Company to increase the container lease fleet by $21,921,000, acquire the assets of three companies (Nevada Storage Containers, Aspen Instant Storage and Mobile Mini Warehousing) and open a new leasing location in Albuquerque, New Mexico. A portion of the lease fleet increase resulted from the acquisitions. At September 30, 1998, $8,486,000 of additional borrowings were available under the revolving line of credit. As of November 3, 1998, the Company had borrowings outstanding of $53,673,000 and $6,327,000 of additional borrowing availability under the revolving line of credit.

         During the nine months ended September 30, 1998, the Company's operations provided cash of $6,103,000. This resulted from earnings before deferred taxes, a continuing emphasis on increasing credit and extending payment terms with major suppliers, increased collection efforts to reduce outstanding receivables and the cash sale of the Company's modular buildings inventory. This was partially offset by an increase in inventory and accounts receivables related to the expansion of the Company's business and an increase in deposits and prepaid expenses primarily related to container purchases.

         The Company invested $23,268,000 in its container lease fleet and other equipment during the nine months ended September 30, 1998. This amount is net of $1,573,000 of sales from the container lease fleet.

         Cash flow provided by financing activities totaled $16,897,000 for the nine months ended September 30, 1998. The primary source of financing was $15,171,000, of net borrowings on the

Company's revolving line of credit and approximately $5,200,000 of gross proceeds received upon the exercise of warrants to purchase 1,046,212 shares of the Company's common stock prior to their expiration on February 17, 1998. The warrants had been issued in connection with the Company's initial public offering in 1994. The warrant proceeds were used to initially reduce the line of credit and to fund the increase in the container lease fleet, related property, plant and equipment, inventory levels, and the acquisition of the container assets of Nevada Storage Containers and Aspen Instant Storage. Cash flow from financing activities was partially offset by principal payments on notes payable and capitalized leases and the payoff of capitalized leases related to the sale of modular buildings previously held by the Company under lease agreements.

         The Company anticipates that it will need additional capital to continue its growth over the next 12 months. The Company is currently in discussions with its lenders regarding increasing its revolving line of credit under the Senior Credit Agreement. If the Company is successful in increasing this line, it will provide the Company with sufficient capital to permit controlled growth over the next 12 months. Although the Company believes it will be successful in increasing the line of credit, if it were not successful, the Company would be required to either obtain additional capital through other means or discontinue its growth until such capital were obtained.

EFFECTS OF INFLATION

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

YEAR 2000 COMPLIANCE

         The Company recognizes the problems associated with the year 2000 transactions and established a plan to address and evaluate its programs for any potential year 2000 compliance issues relating to: (i) internal operating systems, (ii) suppliers and customers, and (iii) third party services that it relies on in its daily operations.

         INTERNAL OPERATING SYSTEMS. The Company completed its assessment of all major internal operating systems. The Company installed a new software system that was completed at the end of fiscal year 1997. This primary operating software system has been certified by the vendor to be fully compliant with the year 2000 transactions. The Company continues to test this software for such compliance in addition to all of the other Company systems. The Company has started a review of its other software packages and PC hardware. The Company's major internal operating systems are year 2000 compliant and the Company will test any new modular software packages added to enhance its primary operating system. The Company expects this assessment to be fully complete and compliant ready by the third quarter of fiscal 1999.

         SUPPLIERS AND CUSTOMERS. The Company is currently evaluating the year 2000 readiness of its material vendors and suppliers. The Company has forwarded questionnaires to all of its suppliers and will evaluate responses on a case-by-case basis. The Company will place the emphasis of its review on its primary vendors, such as steel, paint and other suppliers and the phone systems. In the event that the Company's suppliers are not year 2000 compliant in a timely manner, the Company could experience a shortage in its material supplies and, as a result, results of operations and financial conditions could be affected. The Company also sends questionnaires to its larger leasing customers for the year 2000 issues. A majority of these customers are not large corporate entities, and if the majority of the Company's customers are not year 2000 compliant in a timely manner, customer lease payments could be delayed and the Company's cash flow would be materially and adversely affected.

         THIRD PARTY SERVICES. The Company has identified what it considers the critical areas that require year 2000 compliance and continues to evaluate these issues related to the business operations. The Company has been in contact with their outside service providers and discussing their assessment of their year 2000 readiness. Where the Company is dependent on outside service providers, in the event they are not year 2000 compliant in a timely manner the Company's business operations could be disrupted and results of operations and financial condition would be materially and adversely affected.

         Contingency plans are being discussed for evaluation and resolution, but to date the Company's contingency plan has not been completed. This will be a major focus as the Company moves forward in addressing potential year 2000 consequences.

         The majority of the year 2000 project is being handled by currently employed personnel. The Company has established an estimate of $250,000 to complete additional hardware and software upgrades to comply with the year 2000 issues. The cost of the Company's year 2000 compliance program has not had and is not expected to have a material effect on the Company's results of operations or liquidity.

         The Company continues to monitor and assess the year 2000 issues. However, because of the numerous variables and uncertainties associated with the year 2000 compliance, including the effect on the Company of non-compliance by third parties, availability of certain resources and assumptions of future events, there can be no assurance that its operations will not be materially or adversely affected by year 2000 compliance problems. While contingency plans are intended to minimize any negative impacts on the Company, there can be no assurance that the plans will be successful and that any such disruptions will not have a material adverse effect on the Company's financial condition or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 2, 1998, the Company held its annual stockholders meeting. At the annual meeting, the following nominees were elected to the Board of Directors, each to serve a three-year term.

           NOMINEE              VOTES FOR     VOTES WITHHELD     ABSTENTIONS
           -------              ---------     --------------     -----------
     Ronald J. Marusiak         7,264,964         15,544           598,075
     Lawrence Trachtenberg      7,264,964         15,544           598,075

         The Company also has four continuing directors whose terms expire in future years: Richard E. Bunger, Steven G. Bunger, George E. Berkner and Stephen A McConnell.

         In addition to the election of two directors, the shareholders also approved an amendment to the Company's 1994 Stock Option Plan to increase from 750,000 to 1,200,000 the number of shares issuable under the Plan, and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 1998, by the following votes:

         AMENDMENT OF 1994 STOCK OPTION PLAN:
               Votes For:                           4,425,885
               Votes Against:                         330,434
               Votes Withheld:                         23,981

         RATIFICATION OF APPOINTMENT OF AUDITORS:
               Votes For:                           7,245,868
               Votes Against:                          16,600
               Votes Withheld:                         18,040

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

NUMBER                                   DESCRIPTION

  11                    Computation of Earnings per Share for the
                         Three Month and Nine Month Period ended
                               September 30, 1998 and 1997

  27                             Selected Financial Data

(b)               REPORTS ON FORM 8-K:  none

The other items of Form 10-K are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MOBILE MINI, INC.
                                                   (Registrant)



Dated: November 13, 1998                           /s/ Larry Trachtenberg
                                                   ---------------------------
                                                       Larry Trachtenberg
                                                       Chief Financial Officer &
                                                       Executive Vice President