Form 10-K
period 1998-12-31
MOBILE MINI INC
filed 1999-03-31
CIK 911109

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                     TO

                         Commission File Number 1-12804
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

                                 (480) 894-6311
                         (Registrant's Telephone Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 15, 1999 of the voting stock owned by non-affiliates of the registrant was approximately $65,837,000 (calculated by excluding all shares held by executive officers, directors and holders of five percent or more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities law).

As of March 15, 1999, there were outstanding 8,170,151 shares of the issuer's common stock, par value $.01.

Documents incorporated by reference: Certain Exhibits are incorporated in Item 14 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page F-28.

================================================================================

                                     PART I


Except for historical information, the following description of Mobile Mini's business contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below in Item 1 in this report under the heading "Risk Factors."


ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL


We are the nation's largest provider of portable storage solutions through a lease fleet of nearly 26,000 portable storage units. We have 12 branch offices in seven states. Our products provide attractive, accessible temporary storage for a diversified customer base of over 28,000 customers, including Wal-Mart, Motorola, Frito Lay, Holiday Inns, Target, City of Phoenix and the Department of Defense. These customers use our products for excess inventory, construction site storage, records and document storage and a host of other applications. We obtain our portable storage units by purchasing used ocean-going containers
(ISOs), which we refurbish and modify, and by manufacturing our own units. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as our patented security systems, multiple doors, electrical wiring and shelving. In addition to our leasing operations, we sell new and used portable storage units and provide other ancillary services.


In 1996, we initiated a strategy of focusing on leasing rather than selling portable storage units. We have been expanding our lease fleet since that time. We believe that leasing our units is a more attractive business opportunity for the following reasons:

    - Our leases have an average life exceeding 20 months and produce predictable, recurring revenues.

    - Our average rental rates recover the cost of our investment within an average of 26 months.

    - Our portable storage units have useful lives exceeding 20 years with residual values of about 70%.

    - Leasing provides us incremental operating margins of approximately 60% once the fixed costs of the branch have been covered.


As a result of our shift to a leasing focus, we have successfully increased our size and profitability. Since 1996, our lease fleet has increased 128.1%, our leasing revenue has increased 135.8% to $36.5 million and our operating income has increased 190.9% to $13.3 million. Additionally, we have increased our operating margin from 11.4% in 1995 to 25.3% in 1998. We plan to continue to focus on the leasing of our portable storage units to an increasing customer base through an expanding branch network.


INDUSTRY OVERVIEW


The storage industry consists of two principal segments, fixed self-storage and portable storage.


The fixed self-storage segment consists of permanent structures away from customers' locations. Fixed self-storage is used primarily by consumers to temporarily store excess household goods. According to the Self Storage Almanac, the fixed self-storage market exceeded $10 billion in 1997. This segment is highly fragmented but includes several large national companies such as Public Storage and Shurgard Storage Centers.


The portable storage segment is different from the fixed self-storage segment because it brings the storage solution to the customer's own location and addresses the need for temporary secure storage with immediate access. The advantages of portable storage include convenience, immediate accessibility, price and higher security. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment is highly fragmented with no national participants. Although there are no published estimates of the size of the portable storage segment, we believe there is increasing market awareness of the advantages of portable storage. We believe, therefore, that there is substantial potential to increase the size of the portable storage segment. Refurbished ISO shipping containers and over-the-road trailers are the primary products used to provide portable storage.


In 1998, approximately 78% of our leasing customers were businesses, approximately 15% were consumers and approximately 7% were government, institutional and other.


Our products also service the mobile office industry. This industry provides temporary office space and is estimated to exceed $2 billion. We also recently introduced records storage units. These units provide portable, secure records storage. This industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.


COMPETITIVE STRENGTHS


We attribute our success in the portable storage business to the following competitive strengths:


Market Leadership. We are the nation's largest lessor of portable storage units. We have a lease fleet of nearly 26,000 portable storage units and are the largest provider of portable storage solutions in a majority of our markets. We believe we have created name recognition and brand awareness, and that "Mobile Mini" is associated with high quality portable storage products and superior service. We have achieved significant growth in new markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.


Superior, Differentiated Products. We offer a broad range of portable storage products in varying lengths and widths to better meet our customers' temporary storage needs. Our manufacturing and refurbishing capabilities enable us to offer products that our competitors are unable to match. Most competitors offer only standard eight foot wide ISO shipping containers in 20, 40 or 45 foot lengths. Our portable storage units range in size from five to 48 feet in length and eight to 10.5 feet in width. Our manufactured 10-foot wide units, introduced in 1998, provide 40% more useable storage space than the standard eight-foot wide ISO shipping containers offered by our competitors. Our products also have patented locking systems, multiple door options, and electrical wiring, shelving and other customized features.


Customer Service Focus. We believe that the portable storage business is highly service intensive and essentially local. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms and timely delivery of units. Our sales people work out of our branch locations rather than from our headquarters. This allows them to interact directly with customers, better understand local market needs and develop each market in response to those needs. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our customized software system increases our responsiveness to customer inquiries and enables us to efficiently monitor our sales force's performance. As a result of this customer service focus, we enjoy high levels of repeat business and word-of-mouth referrals.


Diverse Customer Base. During 1998, we served more than 28,000 customers across a wide range of industries including retailers, wholesalers, commercial businesses, contractors, consumers, governmental agencies and hospitals and schools. Our two largest customers accounted for only 4.3% and 2.1% of our 1998 lease revenues. We believe that our diverse customer base reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. Customer diversity also demonstrates the broad application of our products and the opportunity for us to create future demand.


Customized Management Information Systems. We have made substantial investments in our management information system as part of our effort to optimize fleet utilization, improve financial performance and provide customer data used to target markets for additional revenue opportunities. Our MIS systems enable us to carefully monitor the size, mix, utilization and rental rates of our lease fleet by branch on a daily basis. We have maintained the average annual utilization rate of our lease fleet above 87% over the last three years while growing the size of the lease fleet by 128.1% to nearly 26,000 units. Our systems also capture relevant customer demographic and usage information which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a PC-based wide area network that provides real-time transaction processing and detailed reports on a branch by branch basis.

Flexibility Afforded By Manufacturing Capability. We design and manufacture our own portable storage units and also refurbish and modify used ISO shipping containers. This capability allows us to offer a wide range of products to meet our customers' needs, charge premium lease rates and gain market share from our competitors that have more limited product offerings. Our manufacturing capability also provides us with an alternative source of supply to support our growth and to utilize whenever prices increase for used ISO shipping containers.


GROWTH STRATEGY


We intend to pursue the following growth strategy:


Focus on Core Portable Storage Leasing Business. We intend to continue to focus on growing our core leasing business because it provides predictable, recurring revenues and high margins. We believe there is substantial demand for our portable storage units throughout the United States. For example, in Los Angeles, our largest market, we have increased the number of portable storage units in our lease fleet from 4,211 units at the end of 1996 to 7,135 units at the end of 1998. Our focus on leasing has allowed us to achieve annual growth rates of 33.1% in leasing revenues and 42.8% in operating income over the past three years.


Increase Penetration in Existing Markets. We intend to continue to focus on increasing the number of portable storage units leased from our existing branches to both new and repeat customers. We will attempt to create new demand for leased units in all of our markets. We have historically been able to generate strong internal growth within our existing markets. From 1995 through 1998, we generated compounded annual leasing revenue increases of 30.8% in the eight markets where we operated during all four years. We achieved these high levels of internal growth by increasing awareness of our products through our targeted marketing programs and advertising while rapidly expanding our lease fleet.


Accelerate Branch Expansion. We believe our branch model can be introduced to multiple markets throughout the United States and intend to pursue this opportunity. We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. These markets are currently being served by small, fragmented industry competitors. In 1998, we began our expansion strategy by entering four new markets, three by acquisition and one by start-up. Whenever feasible, we enter a new market by acquiring the storage units and leases of an operating business in order to generate immediate revenues to cover overhead. Where there are no quality acquisitions available to us, we plan to enter targeted markets through start-up branches.


Develop New Products. We attempt to develop new products and new applications for our products through an active research and development effort. For example, in 1998 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In addition, we recently completed the design of a records storage unit which provides highly secure, on-site easily accessible storage. We are beginning to market this unit as a records storage solution for semi-active records. We believe our design and manufacturing capabilities increases our ability to service our customers' needs and the demand for our portable storage solutions.


PRODUCTS


We provide a broad range of portable storage products to our customers to meet their varying needs. Our product types and their features are as follows:


Portable Storage Products

    - Refurbished and Modified Storage Units. We purchase used ISO shipping containers from leasing companies or brokers. These containers are eight feet wide, 8'6" to 9'6" high and 20, 40 or 45 feet long. After acquiring an ISO container, we refurbish and modify it. Refurbishment typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our patented locking system. Modification typically involves splitting containers into 5, 10, 15, 20 or 25 foot lengths.

    - Manufactured Storage Units. We manufacture portable storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. Typically, we manufacture "knock-down" units which we ship to our branches and assemble there. This method of shipment is less expensive than shipping fully assembled storage units.

    - Records Storage Units. We recently completed the design of a proprietary portable records storage unit that we are now marketing Our units enable customers to store their records at their location for easy access or at one of our facilities. Our units are 10.5 feet wide and are available in 12, 23 and 34 foot lengths. They feature high security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage and provides fire and water damage protection.


Mobile Offices

    - We manufacture mobile office units that range from 10 to 40 feet in length. We offer mobile office units in various configurations, including office and storage combination units that provide a 10 or 15-foot office with the remaining area available for storage. Office units are equipped with electrical wiring, heating and air conditioning units, phone jacks, carpet and/or tile, proprietary doors and windows with security bars. We believe the advantages of our office units include ground accessibility and their high security, all-steel design.


We purchase used ISO shipping containers and refurbish and modify them at our facilities in Arizona, California and Texas. We also manufacture new portable storage units at our Arizona facility. We believe we are able to purchase used ISO shipping containers at competitive prices because of our volume purchases. In 1998, we purchased and refurbished about 6,200 used ISO shipping containers and manufactured approximately 4,000 portable storage units and mobile offices. The used ISO shipping containers we purchase are typically about 10 to 12 years old. We believe our portable storage units and mobile offices have useful lives of at least 20 years if properly maintained, with residual values of over 70% of their original cost.


LEASE TERMS


Our leases have an average initial term of 8.1 months and provide for the term to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of our leases has been 20 months. Our average monthly rental rate was $118 in 1998. Most of our portable storage units rent for $60 to $180 per month although large custom-designed units may rent for as much as $350 per month. Our mobile offices typically rent for $110 to $325 per month. The average utilization of our lease fleet was 87.0% in 1998 and 85.7% in 1997. Each lease provides that the customer is responsible for the cost of delivery at lease inception and pickup at lease termination. The leases also specify that the customer is responsible for any damage done to the unit beyond ordinary wear and tear. Our customers may purchase a damage waiver from us. This provides us with an additional source of revenue. For the past 3 years, our cost to repair and maintain our portable storage units has averaged 2.0% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.


BRANCH OPERATIONS


We locate our branches in regions with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are very visible from high traffic roads as an effective way to advertise our products and our name.


Each branch has a Branch Manager who has overall supervisory responsibility for all activities of the branch. Branch Managers report to one of our three Regional Managers. Incentive bonuses based upon branch performance are a substantial portion of the compensation for both Branch and Regional Managers.


Each branch has its own sales force, a transportation department that delivers and picks up portable storage units from customers, and an office manager. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Units are stored by stacking them three high to maximize usable ground area. Each branch also has a fleet maintenance department to maintain the branch's trucks, forklifts and other equipment. The majority of our branches provide on-site storage of portable storage units leased to customers.


The following table shows information about our branches:


LOCATION                                FUNCTIONS                     SIZE         YEAR ESTABLISHED
--------                                ---------                     ----         ----------------
Phoenix, Arizona               Leasing, on-site storage, sales      10 acres             1983

Tucson, Arizona                Leasing, on-site storage, sales       5 acres             1986

Los Angeles, California        Leasing, on-site storage, sales,     10 acres             1988
                               refurbishment and assembly

San Diego, California          Leasing, on-site storage, sales       5 acres             1994

Dallas, Texas                  Leasing, on-site storage, sales,     17 acres             1994
                               refurbishment and assembly

Houston, Texas                 Leasing, on-site storage, sales,      7 acres             1994
                               refurbishment and assembly

San Antonio, Texas             Leasing, on-site storage, sales       3 acres             1995

Austin, Texas                  Leasing, on-site storage, sales       5 acres             1995

Las Vegas, Nevada              Leasing and sales                     1 acres             1998

Oklahoma City, Oklahoma        Leasing and sales                     6 acres             1998

Albuquerque, New Mexico        Leasing and sales                     2 acres             1998

Denver, Colorado               Leasing and sales                     4 acres             1998


SALES AND MARKETING


We have 60 people at our branches and 7 people at our headquarters that conduct sales and marketing on a full-time basis. We believe that by locating our sales and marketing staff in our branches, they are better able to understand the portable storage needs of our customers and provide the high levels of customer service.


Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going training programs for our sales and marketing force covering all aspects of leasing and customer service. Our branches are connected to one another and to headquarters through our network processing system. This enables the sales and marketing staff to share leads and other information and permits the headquarters staff to monitor and review sales and leasing productivity on a branch by branch basis. Our sales and marketing force is compensated primarily on a commission basis. We restructured our commission program in 1996 when we changed our focus to leasing rather than selling portable storage units.


We advertise our products in the yellow pages and use a targeted direct mail program. In 1998, we mailed about 6 million product brochures to customers and prospective customers. These brochures describe our products and the advantages of our portable storage solutions.

CUSTOMERS


During 1998, more than 28,000 customers leased our portable storage units, compared to about 21,000 in 1997. Our customer base is diverse and consists of businesses in a broad range of industries. During 1998, our largest customers accounted for only 4.3% of our leasing revenues and our next largest customer accounted for only 2.1% of our leasing revenues.


We target customers who have long-term or seasonal storage needs. Customers use our portable storage units for a wide range of purposes. The following provides an overview of our customers and how they use our portable storage units:
Retail, including drug, grocery, shopping and strip mall stores, hotels, restaurants, dry cleaners and service stations, 40%; Construction, including general, electrical, plumbing and mechanical contractors, landscapers and companies who build residential homes, 31%; Consumers, including homeowners for home storage or moving related storage, 15%; Commercial, including companies that do not sell to the open public, distributors, trucking and utility companies, 7%; Government and Institutions, including Federal, State, County and Local agencies, military, reservations, hospitals and educational facilities, 6%; and Other, including farming, agriculture, finance and insurance, real estate brokers and film production, 1%. Our retail and wholesale customers in 1998 included Walmart(R), KMart(R), Target(R) and Frito Lay(R). We believe our construction customer base is characterized by a wide variety of contractors who are associated with original construction and capital improvements in the commercial, institutional, residential and industrial areas.


MANUFACTURING


We build new portable storage units, mobile offices and custom-designed structures at our Maricopa, Arizona manufacturing plant. We also refurbish and modify used ISO shipping containers at this plant. Our workers cut and shape steel for new units and then weld and paint them. These workers also install custom features. We have about 350 manufacturing workers in this plant. We manufactured and refurbished about 10,200 portable storage units in 1998. Many of our manufactured portable storage units are "knock down" units which we ship to our branches for final assembly. We can ship up to twelve, 20-foot containers on a single flat-bed trailer. In comparison, only two to three assembled 20-foot ISO shipping containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches. We believe we can expand the capacity of our Maricopa plant at a relatively low capital cost.


We purchase raw materials such as steel, vinyl, wood, glass and paint which we use in our manufacturing and refurbishing operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials.


Our manufacturing capacity serves to protect us to some extent from price increases for used ISO shipping containers. Used ISO shipping containers vary in price from time to time based on market demand, which is related to the volume of shipping of containerized freight. Whenever the price of used ISO shipping containers increases substantially, we can increase our manufacturing volume and reduce the number of used containers we buy and refurbish.


MANAGEMENT INFORMATION SYSTEMS; FLEET MANAGEMENT


We use a customized management information system for lease fleet management and our targeted sales and marketing efforts. This system consists of a wide-area network that connects our headquarters and all of our branches. Headquarters and each branch can enter data into the system and access data on a real-time basis. Our system generates weekly management reports by branch of leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements by branch and company wide. These reports allow management to monitor each branch's performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information is entered in the system daily at the branch level and verified through periodic physical inventories by branch employees. Branch salespeople use the system to track customer leads and other sales data and to obtain information about current and prospective customers.

COMPETITION


In all of the markets where we operate, we face competition from several local companies and usually one or two regional competitors. Our competitors include lessors of portable storage units, used over-the-road trailers and other structures used for temporary storage. To a lesser degree, we also compete with fixed self-storage facilities, such as U-Haul, Public Storage, Shurgard Storage Centers, and various smaller competitors. We compete primarily in terms of security, convenience, product quality, availability, customer service and price. Some of our competitors have less debt, greater market share and greater financial resources and pricing flexibility than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. This may require us to reduce our lease rates as well, which could reduce our profitability in those markets.


In addition to competition for customers, we face competition in purchasing used ISO shipping containers. Several types of businesses purchase used ISO shipping containers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers for sale decreases, these competitors may be able to absorb an increase in the cost of containers, while we could not. If container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings.


Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. Increased competition may cause us to lower lease rates and reduce profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can.


EMPLOYEES


As of March 15, 1999, we had about 900 full-time employees. Our employees are represented by the following major categories:


           Management                                38
           Administrative                           134
           Sales                                     60
           Manufacturing                            503
           Drivers and Storage Unit Handling        165


Our employees are not represented by a labor union and we consider our relations with our employees to be good.


RISK FACTORS


Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this report. If any of the following risks and uncertainties actually occur, our business, results of operations and financial condition could be materially adversely affected.


This report also contains forward-looking statements that involve risks and uncertainties. Discussions in this report concerning forward-looking statements are under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks described below.

Risks of Managing Our Growth


Our future performance will depend in large part on our ability to manage our planned growth. Our recent growth has strained our managerial, human and other resources. Our anticipated future growth could place additional strains on these resources while we try to integrate the operations of our acquisitions and new branches and adjust to operating in new markets. To successfully manage this growth, we must continue to improve our operating, financial and other internal procedures and controls and add employees. We also must effectively motivate, train and manage our employees. We cannot be sure that we can assimilate our recent and future acquisitions and new branches into our operations. If we do not manage our growth effectively, some of our acquisitions and new branches may fail and we may decide to close unprofitable locations. Closures would likely result in additional expenses which would cause our operating results to suffer.


Our Company Operates With a High Amount of Debt


Our operations are very capital intensive and we operate with a high amount of debt relative to our size. Typically, we borrow 80% to 90% of the cost of a finished portable storage product. We have a credit facility with a group of banks. Under the credit facility, we can borrow up to $75 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of March 15, 1999, we had borrowed approximately $59.3 million under our credit facility, and had $10.7 million available for further borrowing based upon the agreement's borrowing base formula. Our amount of debt makes us more vulnerable in the event of a downturn in the general economy or in the industries we serve. In addition, amounts we borrow under our credit facility bear interest at a variable rate. Because these rates change with prevailing interest rates, higher prevailing interest rates would increase the amount of interest we have to pay on our debt. This could have a material adverse effect on profitability and our ability to grow as quickly as we are planning.


Under our credit facility, we must comply with a variety of covenants and restrictions. These include minimum tangible net worth, operating income, and storage unit utilization rate requirements. The terms of our credit facility also limit our capital expenditures, acquisitions, additional debt and repurchases of our common stock, and prohibit us from paying cash dividends. These covenants and restrictions could limit our ability to respond to market conditions and restrict our planned growth. In addition, if we fail to comply with these covenants and restrictions, the lenders have the right to refuse to lend us additional funds, and they may require early payment of amounts we owe them. In addition, upon default, our lenders may foreclose on most of our assets, including our portable storage unit fleet. If this happens, we may be unable to fund our operations and could not expand our leasing activities.


Additional Debt or Equity Financing Will Be Necessary to Sustain Our Growth


Our ability to grow will depend in part on our ability to obtain additional debt financing and to raise additional equity capital by issuing additional shares of our stock. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on economically advantageous terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to raise additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying lease fleet expansion or new branch openings.


Our Operating Results and Financial Performance May Fluctuate


Although demand from some of our customers is somewhat seasonal, our operations as a whole have not been very seasonal. Demand for leases of our portable storage units is stronger from September through December due to retailers needing to store more inventory for the holiday season. Our retail customers usually return leased units to us early in the following year. This has caused a lower utilization rate for our lease fleet during the first quarter of each year.

Our results of operations may vary significantly from period to period due to a variety of factors which affect demand for our units. These factors include:


    -   general economic and industry conditions;

    -   availability and cost of used ISO shipping containers;

    -   changes in our marketing and sales expenditures;

    -   pricing pressures from our competitors;

    - market acceptance of our portable storage units, particularly in new markets we enter;

    -   the number of new branches we acquire and start-up and when we do so;
        and

    -   when we introduce new products or when our competitors do so.


There Are Risks to Our Strategy


Our strategy is to grow in part through branch expansion, either by acquisitions or new branch openings. This strategy involves a number of risks, including the following:


    - we may not find suitable acquisition targets or locations for new branches;

    - competition for acquisition candidates could cause purchase prices to significantly increase;

    - we may fail to adequately integrate the businesses we acquire into our existing business structure;

    - the costs of completing an acquisition and then integrating and operating the business could be higher then we expect; and

    - we may acquire a branch or start one in a new market that turns out not to have enough demand for our portable storage units to make the branch profitable.


A Slowdown in the Economy Could Reduce Leasing Demand by Some of Our Customers


These industries tend to be cyclical and particularly susceptible to slowdowns in the overall economy. If an economic slowdown occurs, we are likely to experience less demand for leases and sales of our products from customers in the construction and retail sales industries. This could have a material adverse effect on our business and results of operations.


There Is Uncertainty and Risk in the Supply and Price of Used ISO Containers


We purchase, refurbish and modify used ISO shipping containers as we add units to our fleet. The availability of these containers depends in part on the state of international trade and overall demand for containers in the ocean cargo shipping business. When international shipping increases, the availability of used ISO shipping containers for sale decreases, and the price of the containers that are available typically increases. Conversely, an oversupply of used ISO shipping containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. This would decrease our revenues and our earnings.


Several types of businesses purchase used ISO shipping containers. These include various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers for sale decreases, these competitors may be able to absorb an increase in the cost of containers, while we could not. If used ISO shipping container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings.


The amount we can borrow under our credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. Therefore, we may be unable to add as many units to our fleet as we would like. Also, we are required to satisfy several covenants with our lenders that are affected by fluctuations in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels.

We Face Significant Competition From a Variety of Businesses


In all of the markets where we operate, we face competition from several local companies and usually from one or two regional companies. Our competitors include lessors of storage units, used over-the-road trailers and other structures used for portable storage. To a lesser degree we also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality and availability, lease rates and customer service. Some of our competitors have larger lease fleets, less debt, greater market share, and greater financial resources and pricing flexibility than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. This may require us to lower our lease rates as well, which could reduce our profitability in those markets.


Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. Increased competition may cause us to lower lease rates and reduce profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to have a material adverse affect on our business and results of operations.


There Are Risks From Fluctuations in the Supply and Costs of Raw Materials We Use in Manufacturing


We also manufacture portable storage units. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure, however, that an adequate supply of these materials will continue to be available on terms reasonably acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. The cost of raw materials will have a significant effect on our operations and earnings. Rapid increases in material prices are difficult to pass through to customers. If we are unable to pass on these higher costs, our results of operations could decline significantly. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition would decline.


Zoning Laws Could Restrict The Use of Our Storage Units


Most of our customers use our storage units to store their goods on their property. Officials in certain cities and towns have informed some of our customers that local zoning laws do not permit them to keep our portable storage units on their property or do not permit portable storage units unless located out of site behind their business. If our units cannot be located in a significant number of cities and towns in our markets due to zoning laws or other regulations, our business could be adversely affected.


We Must Attract and Retain Personnel in a Highly Competitive Labor Market


Our future success will depend on our ability to attract, retain and motivate employees with various skills, as well as semi-skilled and unskilled labor for our branches and manufacturing plants. Competition for all types of employees, including skilled and unskilled laborers, is intense. A shortage in the pool of employees could require us to increase our wage and benefits to attract and retain enough employees. An increase in our labor costs, or our inability to attract, retain and motivate employees, would likely have a material adverse effect on our business and results of operations.

We Are Subject to Governmental Regulation


We manufacture, refurbish or modify portable storage units at four locations. Our facilities are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency.


Our facilities are subject to worker safety and health laws and regulations administered by OSHA. Our employees work with metal presses, heavy materials and welding equipment, and the possibility of injury is quite high. This means that OSHA is likely to inspect our facilities from time to time. We have on-going training and safety programs designed to minimize injuries. If we were found to be out of compliance, we may have to pay fines or even reconfigure our operations at considerable cost. New OSHA regulations may be enacted in the future and could increase our cost of manufacturing and refurbishing portable storage units.


Various environmental laws and regulations may expose us to liability for past or present spills, disposals or other releases of hazardous or toxic substances or waste products. This may be the case even if we did not know about or cause the spill or contamination. We generate waste and by-products from our painting operations, potentially exposing us to liability for spills or contamination. Federal or state agencies may impose more stringent disposal regulations for paint waste and by-products. This also could increase the costs of manufacturing and refurbishing portable storage units.


The Market Price of Our Stock Is Volatile


The market price of our common stock has fluctuated for a number of reasons, including quarterly variations in our operating results and changes in earnings estimates by analysts. The stock market in general also has experienced extreme price and volume fluctuations which have affected the stock price of many companies including ours. These fluctuation may adversely affect the market price of our common stock.


We Rely Heavily on a Few Key Employees


We are substantially dependent on the personal efforts and abilities of Richard
E. Bunger, our Founder and Chairman, Steven G. Bunger, our President and Chief Executive Officer, and Lawrence Trachtenberg, our Executive Vice President and Chief Financial Officer. The loss of any of these officers or our other key employees could have a material adverse effect on our business and results of operations. We do not have employment agreements with any of these people.


ITEM 2.  DESCRIPTION OF PROPERTY.


We own our branch locations in Dallas, Texas and Oklahoma City, Oklahoma. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least five years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.


We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is eight years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 158,000 square feet. These buildings house our manufacturing, assembly, refurbishing, painting and vehicle maintenance operations.


We lease our corporate and administrative offices in Tempe, Arizona. These offices have 28,800 square feet of space, which we believe is enough to meet our needs for the next several years. The lease term is through December 2000. We believe we will be able to renew this lease.

ITEM 3.  LEGAL PROCEEDINGS.


We are a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers' property while stored in units they lease from us. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any current litigation, individually or in the aggregate, is likely have a material adverse effect on our business or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


The annual meeting of the stockholders of the Company was held on October 2, 1998, in Phoenix, Arizona. On the record date for the annual meeting, 7,878,583 shares of the common stock were outstanding and eligible to be voted. A quorum was present at the annual meeting. The table below briefly describes the proposals and results from the annual meeting of stockholders.


                                                                 NUMBER OF SHARES VOTED:
                                                                 -----------------------

Election of Directors each to serve a three-year term:              For         Withheld
                                                                    ---         --------
     Ronald J. Marusiak                                         7,264,964          15,544
     Lawrence Trachtenberg                                      7,264,964          15,544

                                         For           Against          Abstain
                                         ---           -------          -------
Amendment to the Company's
1994 Stock Option Plan               4,425,885         330,434          23,981

Ratification of appointment of
Arthur Andersen LLP as the
Independent Auditors                 7,245,868          16,600          18,040

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our Common Stock trades on the Nasdaq National Market under the symbol "MINI." The following are the high and low sale prices for the common stock as reported by the Nasdaq Stock Market.


FISCAL YEARS 1997 AND 1998


                                     1997                     1998
                               ------------------      -------------------
                                HIGH        LOW          HIGH        LOW
                                ----        ---          ----        ---
Quarter ended March 31,        $3.625      $3.000      $10.500      $5.625
Quarter ended June 30,          4.500       3.000       12.438       8.625
Quarter ended September 30,     5.375       4.437       11.125       7.250
Quarter ended December 31,      6.438       5.000       11.125       6.625


We had approximately 100 holders of record of our common stock on March 15, 1999. We believe we have more than 400 beneficial owners of our common stock.


We have never declared nor paid any cash dividends on our common stock. We do not currently expect to pay cash dividends on our common stock. Instead we will continue to use our cash resources to support the planned growth of our business. Our credit facility with our lenders does not allow us to pay cash dividends without the consent of our lenders.

ITEM 6.  SELECTED FINANCIAL DATA.


The following table shows our selected consolidated historical financial data for the stated periods. You should read this material with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in this report.

                                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                1994         1995         1996            1997         1998
                                              --------     --------     --------        --------     --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Leasing ................................   $  9,603     $ 15,461     $ 17,876        $ 24,870     $ 36,461
   Sales ..................................     18,481       24,265       23,619          20,528       15,623
   Other ..................................        266          458          931             685          593
                                              --------     --------     --------        --------     --------
       Total revenues .....................     28,350       40,184       42,426          46,083       52,677

Costs and expenses:
   Cost of sales ..........................     13,903       19,107       19,926          14,546       10,730
   Leasing, selling and general expenses ..     10,863       15,174       15,343          20,586       25,724
   Depreciation and amortization ..........        625        1,318        1,714           2,253        2,885
   Restructuring charge ...................       --           --            700            --           --
                                              --------     --------     --------        --------     --------
Income from operations ....................      2,959        4,585        4,743           8,698       13,338

Other income (expense):
   Interest income ........................         36           14            9               4           31
   Interest expense .......................     (1,274)      (3,212)      (3,894)         (5,035)      (5,896)
                                                           --------     --------        --------     --------
Income before provision for income taxes
   and extraordinary item .................      1,721        1,387          858           3,667        7,473
Provision for income taxes ................        765          610          378           1,467        2,989
                                              --------     --------     --------        --------     --------

Income before extraordinary item ..........        956          777          480           2,200        4,484

Extraordinary item, net of income tax
   benefit of $322,421 ....................       --           --            410            --           --

Preferred stock dividends..................       --         (1,250)          --            --           --
                                              --------     --------     --------        --------     --------
Net income (loss) available to common
   shareholders ...........................   $    956     $   (473)    $     70        $  2,200     $  4,484
                                              ========     ========     ========        ========     ========

Net income (loss) per share:
   Basic ..................................   $   0.21     $  (0.10)    $   0.01        $   0.33     $   0.57
   Diluted ................................       0.21        (0.10)        0.01            0.32         0.53

Weighted average number of common and
 common share equivalents outstanding:
   Basic ..................................      4,497        4,835        6,738           6,752        7,840
   Diluted ................................      4,497        4,835        6,744           6,800        8,417

OTHER DATA:
   Lease fleet units (at year end) ........      8,641       11,295       13,600          18,051       25,768
   Lease fleet utilization(1) .............       89.6%        91.4%        89.7%           85.7%        87.0%
   Leasing revenue growth from prior year .       50.7%        61.0%        15.6%           39.1%        46.6%
   Number of branches (at year end) .......          6            8            8               8           12
   Operating margin .......................       10.4%        11.4%        11.2%(2)        18.9%        25.3%


CONSOLIDATED BALANCE SHEET DATA:

                                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                1994         1995         1996            1997         1998
                                              --------     --------     --------        --------     --------


Lease fleet, net(3) .......................   $ 17,733     $ 23,862     $ 32,541        $ 49,151     $ 76,590
Total assets ..............................     40,764       54,342       64,816          84,052      116,790
Total funded debt .........................     19,362       28,632       40,148          54,026       71,900
Stockholders' equity ......................     11,275       16,160       16,209          19,027       29,872
   Leasing ................................   $  9,603     $ 15,461     $ 17,876        $ 24,870     $ 36,461


----------
(1) We calculated utilization by dividing the number of containers on lease at the end of each week during the period by the total number of portable storage units in the lease fleet at that time.

(2) Includes $700,000 (pre-tax) restructuring charge; 12.8% excluding restructuring charge.

(3) Excludes modular buildings held under capital leases which were included in this balance sheet item prior to our sale of all our modular buildings.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW


Since 1996, we have transitioned to primarily leasing portable storage units from primarily selling them. This has caused the composition of our revenues and expenses to change. Leasing revenues as a percentage of our total revenues increased to 69.2% in 1998 from 54.0% in 1997 and 42.1% in 1996. From the end of 1993 to the end of 1998, we increased the number of portable storage units in our lease fleet from 5,400 to 26,000. This is an average annual growth rate in units of approximately 37%.


Our leasing revenues include all rent we receive for our portable storage units. Our sales revenues include sales of portable storage units and other structures to customers. Our other revenues consist principally of charges for the delivery of the portable storage units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales includes both our cost to buy, refurbish and modify used ISO shipping containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Typically, annual repairs and maintenance expenses on our leased units have averaged approximately 2.0% of lease revenues. We expense our repair and maintenance costs as incurred, and we include them in leasing, selling and general expenses. Our portable storage units are depreciated on the straight-line method over our units' estimated useful life of 20 years, with salvage values estimated at 70% of our original cost.

RESULTS OF OPERATIONS


The following table shows the percentage of total revenues represented by the key items that make up our statements of operations. You should read this table and the discussions below with our financial statements.

                                                         YEAR ENDED DECEMBER 31,
                                                        1996      1997      1998
                                                       -----     -----     -----
Revenues:
   Leasing .......................................      42.1%     54.0%     69.2%
   Sales .........................................      55.7      44.5      29.7
   Other .........................................       2.2       1.5       1.1
                                                       -----     -----     -----
        Total revenues ...........................     100.0     100.0     100.0
Costs and expenses:
   Cost of sales .................................      47.0      31.5      20.4
   Leasing, selling and general expenses .........      36.2      44.7      48.8
   Depreciation and amortization .................       4.0       4.9       5.5
   Restructuring charge ..........................       1.6       --        --
                                                       -----     -----     -----
Income from operations ...........................      11.2      18.9      25.3
Other income (expense):
   Interest income ...............................       --        --        0.1
   Interest expense ..............................      (9.2)    (10.9)    (11.2)
                                                       -----     -----     -----
Income before provision for income taxes and
   extraordinary item ............................       2.0       8.0      14.2
Provision for income taxes .......................       0.9       3.2       5.7
                                                       -----     -----     -----
Income before extraordinary item .................       1.1       4.8       8.5
Extraordinary item ...............................      (1.0)   --        --
                                                       -----     -----     -----
Net income .......................................       0.1%      4.8%      8.5%
                                                       =====     =====     =====


1998 COMPARED TO 1997


Total revenues in 1998 increased by 14.3% to $52.7 million from $46.1 million in 1997. Leasing revenues in 1998 increased by 46.6% to $36.5 million from $24.9 million in 1997. These increases resulted from a 42.9% increase in the average number of portable storage units on lease and a 2.6% increase in the average rent per unit. We added three branches in 1998 by acquisition in Las Vegas, Oklahoma City and Denver. These three new branches generated an increase in units leased of 71.1% in 1998 and accounted for 14.8% of our increase in leasing revenues. The branches that we opened before 1998 accounted for 84.2% of our increase in leasing revenues and Albuquerque, our start-up location, contributed 1.0%. Our revenues from the sale of units decreased by 23.9% to $15.6 million in 1998 from $20.5 million in 1997. This reflects our focus on leasing rather than selling portable storage units. This decrease was also caused by our decision in 1998 to curtail the sale of telecommunication shelters and discontinue our dealer program.


Cost of sales decreased to 68.7% of sales revenues in 1998 from 70.9% of sales revenues in 1997. During 1998, we paid less for both used ISO shipping containers and the steel we use to manufacture portable storage units. We also produced more portable storage units at our manufacturing plant in 1998 than in 1997. These factors caused the higher gross margin on portable storage unit sales in 1998.


As a percentage of revenues, leasing, selling and general expenses increased 49% to $25.7 million in 1998 from $20.6 million or 45% in 1997. We had higher leasing-related expenses because of the 42.9% increase in the number of units on lease, higher commissions because of our higher leasing volume and $1.4 million of expenses associated with the three branches we acquired and the one branch we started in

1998. These expenses totaled 3.9% of our leasing revenues in 1998. Both acquired and start up branches initially have lower profit margins until the branches' fixed operating costs are covered by higher leasing volumes.


Depreciation and amortization expenses increased by $631,000 to 5.5% of total revenues in 1998 from 4.9% in 1997. This increase resulted from our larger lease fleet, additional equipment needed for manufacturing and maintaining the lease fleet and other equipment added at our branches.


Our operating margin increased to 25.3% in 1998 from 18.9% in 1997 principally because we focused on leasing rather than selling our portable storage units and because leasing, selling and general expenses decreased as a percent of leasing revenues. As a result, income from operations increased by 53.4% to $13.3 million in 1998 from $8.7 million in 1997.


Interest expense increased by 17.1% to $5.9 million in 1998 from $5.0 million in 1997 as a result of higher average debt outstanding during 1998. Our average debt outstanding increased by 29.0%, consisting of $6.9 million of 12% Senior Subordinated Notes issued in October 1997 and an additional $21.3 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet. The weighted average interest rate declined to 8.7% in 1998 from 9.5% in 1997, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 9.6% in 1998 and 10.6% in 1997.


We reported net income in 1998 of $4.5 million, or $0.53 per diluted share of common stock, compared to net income in 1997 of $2.2 million, or $0.32 per diluted share of common stock. These increases were primarily because of our higher leasing revenues in 1998 and the decrease in leasing, selling and general expenses per unit on lease in 1998. Our effective tax rate was 40.0% for both 1998 and 1997. We had a 23.8% increase in the weighted average number of common and common share equivalents outstanding in 1998 because of exercise of warrants we had issued in 1994 and common stock issued in connection with the acquisitions.


1997 COMPARED TO 1996


Total revenues in 1997 increased by 8.6% to $46.1 million from $42.4 million in 1996. Leasing revenues in 1997 increased 39.1% to $24.9 million from $17.9 million in 1996. These increases resulted from a 25.6% increase in the average number of portable storage units on lease and an increase of $1.0 million from our loss limitation waiver program which we introduced in 1997. Our sales revenues from the sale of portable storage units and other structures decreased by 13.1% because we began focusing on leasing rather than selling and because we discontinued selling modular buildings. This decrease was partially offset by a $2.2 million increase in revenues from the sale of telecommunication shelters.


During 1997, we implemented price increases on the portable storage units we sell. This and our discontinuation of selling low margin modular buildings caused a substantial increase in our gross margin on sales during 1997. As a result, cost of sales as a percentage of sales decreased to 70.9% during 1997 from 84.4% during 1996.


Leasing, selling and general expenses increased by 34.2% to $20.6 million in 1997 from $15.3 million in 1996. We attribute this increase to higher leasing-related expenses because we had more units on lease, higher commissions because of our higher leasing volume and increased expenses to develop the infrastructure we needed for our planned future growth. These expenses totaled 82.8% of our leasing revenues in 1997, compared to 85.8% in 1996.


Depreciation and amortization expenses increased by $540,000 to 4.9% of total revenues in 1997 from 4.0% in 1996. This increase resulted from our larger lease fleet, additional equipment needed for manufacturing and maintaining the lease fleet and other equipment added at our branches.


We recorded a restructuring charge in 1996 of $700,000 because we discontinued manufacturing modular buildings. There was no similar charge in 1997.

Our operating margin increased to 18.9% in 1997 from 11.2% in 1996 principally because we focused on leasing rather than selling portable storage units and because we substantially improved our gross margin on sales of units. Income from operations increased by 83.4% to $8.7 million in 1997 from $4.7 million in 1996.


Interest expense increased by 29.3% to $5.0 million in 1997 from $3.9 million in 1996 as a result of our higher average debt outstanding during 1997. Our average debt outstanding increased by 40.8% and consisted of $6.9 million of 12% Senior Subordinated Notes issued in October 1997 and an additional $9.5 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet. The weighted average interest rate declined to 9.5% in 1997 from 10.2% in 1996, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 10.6% in 1997 and 11.6% in 1996.


In 1996, we prepaid approximately $14.1 million of debt and capital lease obligations at the time we entered into our credit facility. As a result, we recognized an extraordinary charge to earnings in 1996 of $410,000, or $0.06 per common share, net of the benefit of income taxes.


We reported 1997 net income of $2.2 million, or $0.32 per diluted share of common stock, compared to 1996 net income before extraordinary item of $481,000, or $0.07 per diluted share of common stock. These increases were primarily because of the 39.1% increase in leasing revenues in 1997 and the higher gross margin on sales of units in 1997. Our effective tax rate was reduced to 40.0% in 1997 from 44.0% in 1996. Excluding the 1996 restructuring charge, earnings before extraordinary item would have been $873,000, or $0.13 per diluted share of common stock.


LIQUIDITY AND CAPITAL RESOURCES


Our leasing and manufacturing businesses are very capital intensive. We have financed our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.


Operating Activities. Our operations provided net cash flow of $8.5 million in 1998, $6.1 million in 1997 and $1.4 million in 1996. This increasing cash flow resulted primarily from our higher net income, increased depreciation expense and deferred income taxes. The growth of our business, however, required us to use more cash to support higher levels of accounts receivable and inventory.


Investing Activities. Net cash used in investing activities was $31.2 million in 1998, $19.2 million in 1977 and $10.8 million in 1996. This increasing use of cash resulted primarily from higher levels of capital expenditures for lease fleet expansion and acquisitions. Capital expenditures for our lease fleet were $23.5 million in 1998, $17.1 million in 1997 and $7.7 million in 1996. Capital expenditures for property, plant and equipment were $3.8 million in 1998, $2.1 million in 1997 and $3.0 million in 1996. In addition, we spent $3.9 million in 1998 for acquisitions. No acquisitions were completed in 1996 or 1997.

Financing Activities. Net cash provided by financing activities was $22.8 million in 1998, $13.4 million in 1997 and $8.7 million in 1996. During 1998, net cash provided by financing activities was primarily from $21.3 million of net borrowings under our credit facility and $5.7 million of gross proceeds from the exercise of warrants to purchase shares of our common stock. The majority of warrants exercised were issued in connection with our initial public offering in 1994. During 1997, the net cash provided by financing activities was primarily from $9.5 million of net borrowings under our credit facility and $6.9 million of proceeds from the issuance of 12% Senior Subordinated Notes with detachable redeemable warrants. During 1996, net cash provided by financing activities was primarily from $22.3 million of net borrowings under our credit facility and $7.1 million of proceeds from the issuance of notes.

The Company entered into an Interest Rate Swap Agreement (the Agreement) effective in September 1998, under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that the rate is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate.

Since March 1996, our principal source of liquidity has been our credit facility, which consists of a $75 million revolving line of credit and a $6 million term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). During 1998, the average interest rate under our credit facility was 7.7%. As of March 15, 1999, we had $59.3 million of outstanding borrowings under our credit facility, and $10.7 million of additional borrowings were available.

The amount we can borrow under the revolving line of credit portion of our credit facility is based upon the level of our inventories, accounts receivable and the value of our lease fleet. The lease fleet is appraised at least annually for purposes of the credit facility. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including all of our portable storage units.

The credit facility includes a term loan due in March 2002. The term loan had an outstanding principal balance of $3.7 million at December 31, 1998. We must make principal and interest payments monthly on the term loan.

In October 1997, we issued $6.9 million of 12% Senior Subordinated Notes with detachable redeemable warrants to purchase 172,500 shares of our common stock at $5.00 per share. These notes are due November 1, 2002 but may be prepaid after November 1, 1999 without a prepayment penalty. We used the net proceeds from the sale of these notes to repay $3.0 million in bridge notes issued in July 1997 and to reduce borrowings under our revolving line of credit. Because the notes were sold with redeemable warrants, a portion of the sale price was allocated to the notes and a portion to the redeemable warrants, based on their respective fair market values. The resulting discount increases the effective interest rate on the notes, and we are amortizing it as interest expense over the life of the notes.

We believe that our working capital, together with our cash flow from operations, borrowing under our credit facility and other available funding sources will be sufficient to fund our operations and controlled growth for the next 12 months. We believe that in order to maintain historical growth rates we will be required to obtain additional debt financing and to raise additional equity capital by issuing additional shares of our stock. However, we cannot assure that we can obtain the necessary debt or equity financing on acceptable terms.

SEASONALITY


Although demand from some of our customers is somewhat seasonal, our operations as a whole has not been very seasonal. Demand for leases of our portable storage units is stronger from September through December because retailers need to store more inventory for the holiday season. Our retail customers usually return leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarters of the past several years.


YEAR 2000 COMPLIANCE AND EXPENDITURES


We recognize the problems associated with Year 2000 transactions and have evaluated our computer hardware and software systems for potential Year 2000 compliance issues relating to internal operating systems, suppliers and customers and third party services that we rely on in our daily operations.

Internal Operating Systems. We have completed our assessment of our major internal operating systems. We installed a new software system in 1997 which has been certified by the vendor to be fully Year 2000 compliant. We continue to test this software, and all our other software and hardware, for compliance. We believe our major internal operating systems are Year 2000 compliant and we will test any new modular software packages added to our primary operating system. We expect our assessment of internal operating systems to be fully complete in the second quarter of 1999. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own internal operating systems by the third quarter of 1999. The Company has established an internal auditing process to track and verify the results of its plan and tests.


Suppliers and Customers. We are currently evaluating the Year 2000 readiness of our material vendors and suppliers. We have forwarded questionnaires to all of our major suppliers and will evaluate responses on a case-by-case basis. We are placing the emphasis of this review on our primary vendors, such as steel, paint and other suppliers and the phone systems. In the event that our suppliers are not Year 2000 compliant in a timely manner, we could experience a shortage in material supplies and, as a result, our business and results of operations could be materially and adversely affected. We also sent questionnaires to our larger leasing customers for the Year 2000 issue. If the majority of our corporate customers are not Year 2000 compliant in a timely manner, customer lease payments to us could be delayed and our cash flow would be affected. We have not yet received sufficient information from suppliers and customers about their Year 2000 compliance and remediation plans to predict the outcome of their efforts.


Third Party Services. We have contacted our outside service providers, including banks, invoice processors and payroll processors and discussed their assessment of their Year 2000 readiness. We have been advised by the Agent under the credit facility that the Year 2000 is not expected to cause delays or other problems in connection with our transactions under that facility. We have not yet received sufficient information from other third party servicers about their Year 2000 compliance and remediation plans to predict the outcome of their efforts. Where we are dependent on third party service providers, if they are not Year 2000 compliant in a timely manner our operations could be disrupted and our business and results of operations could be materially and adversely affected.


We are developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. We have incurred and expect to continue to incur expenses allocable to internal staff, as well as costs for computer systems' remediation and replacement in order to achieve Year 2000 compliance. We currently estimate that these costs will total approximately $122,000. We have incurred relatively low costs to date primarily due to the new software system implemented in 1997 that is year 2000 compliant. The costs of the Year 2000 program and the date on which we plan to be completely Year 2000 compliant are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from our plans. Specific factors that might cause such material differences include the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.


If the modifications and conversions referred to above are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on our business and results of operations. Moreover, even if these changes are successful, failure of third parties to which we are financially or operationally linked to address their own system problems could have a material adverse effect on us.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

An interest rate swap agreement is the only instrument used by the Company to manage interest rate fluctuations affecting the Company's variable rate debt. The Company currently has one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives a variable interest rate. The following table sets forth the scheduled maturities and the total fair value of the Company's debt portfolio:

                                                                                                                       Total Fair
                                                        At December 31,                                  Total at       Value at
                               -----------------------------------------------------------------       December 31,   December 31,
                                 1999       2000       2001       2002       2003       Thereafter         1998           1998
                                 ----       ----       ----       ----       ----       ----------     ------------    -----------
Liabilities
Fixed Rate (in 000's)          $2,780      $1,058    $  187     $ 6,923      $ 81               --       $11,029          $12,162
Average interest rate                                                                                       11.8%
Floating rate (in 000's)       $  938      $1,188    $ 1,250    $57,496                                  $60,872          $60,872
Average interest rate                                                                                        7.4%
Interest Rate Swaps
Variable to fixed (in 000's)                         $30,000                                             $30,000          $30,000
Average pay rate                                                                                             5.5%
Average receive rate                                                                                  1 mo LIBOR-BBA

The Company enters into derivative financial arrangements only to the extent that it meets the objectives described above, and the Company does not engage in such transactions for speculative purposes. The Company's credit facility matures in 2002, including a one-year option. These variable rate liabilities will continue to increase due to future growth until maturity.

See Note 3 -- Line of Credit in the notes to financial statements incorporated herein by reference for further description of the variable rate liability.

Management intends to renew or replace the line of credit with similar arrangements or debt prior to maturity, on terms as reasonably favorable to their existing terms. The Company however, cannot be certain that such financing will be available or on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX

Report of Independent Public Accountants                                    F-2

Financial Statements-

Consolidated Balance Sheets - December 31, 1997 and 1998                    F-3

Consolidated Statements of Operations - For the Years Ended
December 31, 1996, 1997 and 1998                                            F-4

Consolidated Statements of Stockholders' Equity - For the Years
Ended December 31, 1996, 1997 and 1998                                      F-5

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1996, 1997 and 1998                                            F-6

Notes to Consolidated Financial Statements - December 31, 1997 and 1998     F-7

Financial Statement Schedule

Valuation and Qualifying Accounts - For the Years Ended                    F-30
December 31, 1996, 1997 and 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mobile Mini, Inc.:

We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   February 12, 1999.

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                           ASSETS                                           1997           1998
                                                                                        ------------   ------------
CASH AND CASH EQUIVALENTS                                                               $  1,005,204   $  1,030,138
RECEIVABLES, net of allowance for doubtful accounts of $893,000 and $1,085,000,
  respectively                                                                             6,259,476      6,254,938
INVENTORIES                                                                                4,748,316      8,550,778
PORTABLE STORAGE UNIT LEASE FLEET, net of accumulated depreciation of
  $1,735,000 and $2,584,000, respectively                                                 50,906,908     76,589,831
PROPERTY, PLANT AND EQUIPMENT, net                                                        18,011,916     20,262,738
DEPOSITS AND PREPAID EXPENSES                                                                898,615        787,426
OTHER ASSETS                                                                               2,221,587      3,314,384
                                                                                        ------------   ------------
         TOTAL ASSETS                                                                   $ 84,052,022   $116,790,233
                                                                                        ============   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                        $  2,676,634   $  2,953,833
ACCRUED LIABILITIES                                                                        3,104,747      3,858,165
LINE OF CREDIT                                                                            35,883,104     57,183,576
NOTES PAYABLE                                                                              6,123,049      4,819,976
OBLIGATIONS UNDER CAPITAL LEASES                                                           5,371,603      3,196,021
SUBORDINATED NOTES, net                                                                    6,647,874      6,700,038
DEFERRED INCOME TAXES                                                                      5,217,619      8,206,830
                                                                                        ------------   ------------
         TOTAL LIABILITIES                                                                65,024,630     86,918,439
                                                                                        ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value, 17,000,000 shares authorized, 6,799,524 and
  7,966,863 issued and outstanding at December 31, 1997 and 1998, respectively                67,995         79,669
Additional paid-in capital                                                                16,206,166     22,054,927
Common stock to be issued, 85,468 shares                                                        --          500,000
Retained earnings                                                                          2,753,231      7,237,198
                                                                                        ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                                                       19,027,392     29,871,794
                                                                                        ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 84,052,022   $116,790,233
                                                                                        ============   ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                      1996            1997            1998
                                                                  ------------    ------------    ------------
REVENUES:
     Leasing                                                      $ 17,876,236    $ 24,870,141    $ 36,461,050
     Sales                                                          23,618,754      20,527,477      15,623,088
     Other                                                             930,611         685,005         592,393
                                                                  ------------    ------------    ------------

                                                                    42,425,601      46,082,623      52,676,531

COSTS AND EXPENSES:
     Cost of sales                                                  19,926,191      14,546,347      10,729,988
     Leasing, selling and general expenses                          15,343,210      20,585,458      25,724,193
     Depreciation and amortization                                   1,713,419       2,253,264       2,884,007
     Restructuring charge                                              700,000            --              --
                                                                  ------------    ------------    ------------

INCOME FROM OPERATIONS                                               4,742,781       8,697,554      13,338,343

OTHER INCOME (EXPENSE):
     Interest income                                                     9,546           4,628          31,274
     Interest expense                                               (3,894,155)     (5,034,856)     (5,896,339)
                                                                  ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM        858,172       3,667,326       7,473,278

PROVISION FOR INCOME TAXES                                             377,596       1,466,930       2,989,311
                                                                  ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                       480,576       2,200,396       4,483,967

EXTRAORDINARY ITEM, net of income tax benefit of $322,421             (410,354)           --              --
                                                                  ------------    ------------    ------------

NET INCOME                                                        $     70,222    $  2,200,396    $  4,483,967
                                                                  ============    ============    ============

EARNINGS PER SHARE:

BASIC:
     Income before extraordinary item                             $       0.07    $       0.33    $       0.57
     Extraordinary item                                                  (0.06)           --              --
                                                                  ------------    ------------    ------------
     Net income                                                   $       0.01    $       0.33    $       0.57
                                                                  ============    ============    ============

DILUTED:
     Income before extraordinary item                             $       0.07    $       0.32    $       0.53
     Extraordinary item                                                  (0.06)           --              --
                                                                  ------------    ------------    ------------
     Net income                                                   $       0.01    $       0.32    $       0.53
                                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
EQUIVALENTS OUTSTANDING:

BASIC                                                                6,737,592       6,752,147       7,839,623
                                                                  ============    ============    ============

DILUTED                                                              6,744,229       6,800,303       8,417,168
                                                                  ============    ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                            Additional    Common
                                                Preferred       Common       Paid-in       Stock         Retained    Stockholders'
                                                  Stock          Stock       Capital     To Issued       Earnings        Equity
                                              ------------   ------------  ------------  ------------  ------------  -------------
BALANCE, December 31, 1995                    $  5,000,000   $     48,350  $ 10,628,979  $       --    $    482,613   $ 16,159,942
   Conversion of preferred stock                (5,000,000)        19,043     4,959,894          --            --          (21,063)
   Net income                                         --             --            --            --          70,222         70,222
                                              ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1996                            --           67,393    15,588,873          --         552,835     16,209,101
   Issuance of common stock (Notes 6 and 11)          --              600       333,175          --            --          333,775
   Exercise of stock options                          --                2           648          --            --              650
   Warrants issued (Note 11)                          --             --         283,470          --            --          283,470
   Net income                                         --             --            --            --       2,200,396      2,200,396
                                              ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1997                            --           67,995    16,206,166                   2,753,231     19,027,392
   Issuance of common stock (Notes 6 and 11)          --              180       183,820          --            --          184,000
   Exercise of stock options                          --                9         3,779          --            --            3,788
   Exercise of warrants                               --           11,485     5,661,162          --            --        5,672,647
   Common stock to be issued, 85,468 shares           --             --            --         500,000          --          500,000
   Net income                                         --             --            --            --       4,483,967      4,483,967
                                              ------------   ------------  ------------  ------------  ------------   ------------

BALANCE, December 31, 1998                    $       --     $     79,669  $ 22,054,927  $    500,000  $  7,237,198   $ 29,871,794
                                              ============   ============  ============  ============  ============   ============


  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                         1996            1997            1998
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     70,222    $  2,200,396    $  4,483,967
   Adjustments to reconcile income to net cash provided by
operating activities:
       Extraordinary loss on early debt extinguishment                    410,354            --              --
       Allowance for doubtful accounts receivable                         502,065       1,104,863         983,526
       Amortization of deferred loan costs                                385,473         548,725         587,096
       Amortization of warrant issuance discount                             --             8,694          52,164
       Depreciation and amortization                                    1,713,419       2,253,264       2,884,007
       Loss (gain) on disposal of property, plant and equipment             3,938          56,247          (2,901)
       Deferred income taxes                                               (2,485)      1,508,119       2,989,211
       Changes in certain assets and liabilities, net of effect of businesses acquired:
         Increase in receivables                                         (821,194)     (2,732,485)       (937,114)
         Decrease (increase) in inventories                               194,840         250,066      (3,802,462)
         (Increase) decrease in deposits and prepaid expenses             (24,410)       (155,631)        188,559
         Decrease (increase) in other assets                               45,908          10,746          (1,826)
         (Decrease) increase in accounts payable                       (1,707,818)        119,305         277,199
         Increase in accrued liabilities                                  619,649         912,634         753,416
                                                                     ------------    ------------    ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,389,961       6,084,943       8,454,842
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired (Note 12)                               --              --        (3,944,446)
   Net purchases of portable storage unit lease fleet                  (7,737,552)    (17,078,799)    (23,492,555)
   Net purchases of property, plant and equipment                      (3,013,247)     (2,140,205)     (3,775,359)
                                                                     ------------    ------------    ------------

         NET CASH USED IN INVESTING ACTIVITIES                        (10,750,799)    (19,219,004)    (31,212,360)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                22,307,001       9,477,069      21,300,472
   Proceeds from issuance of notes payable                              7,127,997      10,391,748         376,670
   Deferred financing costs                                            (1,963,484)       (727,434)       (505,061)
   Principal payments and penalties on early debt extinguishment      (14,405,879)           --              --
   Principal payment on notes payable                                  (1,334,083)     (4,632,298)     (1,679,743)
   Principal payments on capital lease obligations                     (3,043,759)     (1,367,833)     (2,386,321)
   Exercise of warrants                                                      --           260,820       5,672,647
   Issuance of common stock                                               (21,063)            650           3,788
                                                                     ------------    ------------    ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                      8,666,730      13,402,722      22,782,452
                                                                     ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (694,108)        268,661          24,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,430,651         736,543       1,005,204
                                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $    736,543    $  1,005,204    $  1,030,138
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                            $  3,186,774    $  4,347,025    $  5,479,214
                                                                     ============    ============    ============

   Cash paid during the year for income taxes                        $     59,958    $     66,162    $     75,045
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    In 1998, the Company issued 85,468 shares of the Company's common stock valued at $500,000 as partial consideration in the purchase price of Nevada Storage Containers (Las Vegas, Nevada) and issued 18,022 shares of the Company's common stock valued at $184,000 as partial consideration in the purchase price of Aspen Instant Storage (Oklahoma City, Oklahoma). In 1997, the Company issued 60,000 shares of the Company's common stock and 15,000 warrants to purchase the Company's common stock as consideration for services performed in connection with the $6.9 million subordinated debt offering and related bridge financing with an aggregate value of $357,675 (Note 6). Capital lease obligations of $548,697 and $210,740 during 1996 and 1998, respectively, were incurred in connection with lease agreements for equipment. The Company did not enter into any capital lease obligations during 1997.


  The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


(1)     THE COMPANY, ITS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:


    Organization and Special Considerations


Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage leasing solutions. The Company designs and manufactures portable steel storage units and acquires and refurbishes used ocean-going shipping containers for lease primarily in Arizona, California, Texas, Nevada, Oklahoma, New Mexico and Colorado. In addition to its leasing operations, the Company sells new and used portable storage units and provides other ancillary services.

The Company has experienced rapid growth during the last several years with lease revenues increasing at a 39.6% compounded rate during the last four years. This growth is related to the expansion of the Company's portable storage unit lease fleet at existing locations in Arizona, California, Texas and new locations added in 1998 in Nevada, Oklahoma, New Mexico and Colorado.


The Company believes that its current capitalization, together with borrowings available under the Credit Facility, is sufficient to permit controlled growth. However, should demand for the Company's products continue to grow at a significant rate, the Company will be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources to meet this demand. The Company believes that such financing will be available; however, there is no assurance that any such financings will be available or on terms acceptable to the Company.


The Company's ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new portable storage units manufactured by the Company. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its portable storage unit leasing operations. It could also cause the appraised orderly liquidation value of the portable storage units in the lease fleet to decline. In such event, the Company's ability to finance its business through the Credit Facility would be affected as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company's portable storage unit lease fleet. In addition, under the Credit Facility, the Company is required to comply with certain covenants and restrictions as more fully discussed in Note 3. If the Company fails to comply with these covenants and restrictions, the lender has the right to refuse to lend the Company additional funds and may require early payment of amounts owed to the lender. If this happens, it would materially impact the Company's growth and ability to fund ongoing operations. Furthermore, because a substantial portion of the amount borrowed under the Credit Facility bears interest at a variable rate, a significant increase in interest rates could have a materially adverse affect on the results of operations and financial condition of the Company.

    Principles of Consolidation


The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiary, Mobile Mini I, Inc. (collectively the "Company"). All material intercompany transactions have been eliminated.


    Revenue Recognition


The Company recognizes revenue from sales of containers upon delivery. Revenue generated under portable storage unit leases is recognized as earned when the customer is invoiced.


Revenue under certain contracts for the manufacture of telecommunication shelters is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts is approximately $307,000 and $73,000 at December 31, 1997 and 1998 respectively, and are included in receivables in the accompanying consolidated balance sheets.


Revenue from portable storage unit delivery and hauling is recognized as these services are provided.

     Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of receivables. Concentration of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company's receivables related to its sales operations are generally secured by the product sold to the customer. The Company's receivables related to its leasing operations are primarily small month-to-month amounts generated from both off site and on site customers. The Company has the right to repossess the portable storage unit, including any customer goods, for non payment.


The Company's leasing customers by major category are presented below:

                                                              1997         1998
                                                              ----         ----
Retail                                                         46%          40%
Construction                                                   24%          31%
Consumers                                                      17%          15%
Commercial                                                     4%            7%
Government and Institutions                                    7%            6%
Other                                                          2%            1%


    Cash and Cash Equivalents


Cash and cash equivalents at December 31, 1997 and 1998 include $416,800 and $415,800, respectively, (including earned interest) in an interest reserve account as required under the Indenture (see Note 6) in connection with the Company's 12% Senior Subordinated Notes and represent an amount equal to at least six months interest based on the principal amount outstanding.


    Inventories


Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31 consist of the following:


                                                        1997             1998
                                                     ----------       ----------
Raw materials and supplies                           $3,241,962       $6,480,553
Work-in-process                                         631,399          801,338
Finished portable storage units                         874,955        1,268,887
                                                     ----------       ----------
                                                     $4,748,316       $8,550,778
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


Property, plant and equipment at December 31 consist of the following:


                              Estimated Useful Life
                                    in Years

                                                     1997                1998
                                                 -----------         -----------
Land                                             $   708,555         $   777,668
Vehicles and equipment              5 to 10       12,721,917          15,963,099
Buildings and improvements             30          6,739,190           7,211,833
Office fixtures and equipment       5 to 20        3,109,904           3,404,320
                                                 -----------         -----------
                                                  23,279,566          27,356,920
Less-Accumulated depreciation                     (5,267,650)         (7,094,182)
                                                 -----------         -----------
                                                 $18,011,916         $20,262,738
                                                 ===========         ===========


Property, plant and equipment includes assets acquired under capital leases of approximately $603,000 and $818,000, and accumulated amortization of approximately $107,000 and $165,000, at December 31, 1997 and 1998, respectively.


At December 31, 1997 and 1998, a portion of property, plant and equipment was pledged as collateral for notes payable obligations and obligations under capital leases (see Notes 3, 4 and 5).


    Accrued Liabilities


Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $485,000 and $645,000 for the years ended December 31, 1997 and 1998, respectively.


    Earnings Per Share


The Company has adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each year or at the time of issuance. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997 and as a result, all prior period earnings per share (EPS) data presented has been restated.

Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31, 1996, 1997 and 1998:

                                                           1996         1997         1998
                                                        ----------   ----------   ----------
Basic earnings per share:
     Net income                                         $   70,222   $2,200,396   $4,483,967
                                                        ==========   ==========   ==========

     Weighted average common shares                      6,737,592    6,752,147    7,839,623
                                                        ----------   ----------   ----------
                           Basic earnings per share     $     0.01   $     0.33   $     0.57
                                                        ==========   ==========   ==========

Diluted earnings per share:
     Net income                                         $   70,222   $2,200,396   $4,483,967
                                                        ==========   ==========   ==========

     Weighted average common shares                      6,737,592    6,752,147    7,839,623
     Options and warrants assumed converted                  6,637       48,156      577,545
                                                        ----------   ----------   ----------
     Weighted average common shares plus assumed
       conversion                                        6,744,229    6,800,303    8,417,168
                                                        ----------   ----------   ----------

                           Diluted earnings per share   $     0.01   $     0.32   $     0.53
                                                        ==========   ==========   ==========


    Long-Lived Assets


The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.


    Fair Value of Financial Instruments


The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.


The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company's borrowings under the revolving line of credit and certain variable rate notes payable instruments approximate fair value. The fair value of the Company's variable rate notes payable and revolving line of credit is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt at December 31, 1998 is approximately $12,100,000.


    Deferred Financing Costs


Included in other assets are deferred financing costs of approximately $2,104,000 and $2,032,000 at December 31, 1997 and 1998, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred financing costs using the straight-line method and amortizing such costs using the effective interest method is not material.

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


    Reclassifications


Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current year presentation.


    Impact of Recently Issued Accounting Standards


In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Management believes the impact of adopting SFAS No. 133 will not have any material impact on the Company's financial statements.


(2)             PORTABLE STORAGE UNIT LEASE FLEET:


The Company has a portable storage unit lease fleet consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the portable storage units estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Portable storage units included in the lease fleet with an original loan value of approximately $9.2 million at December 31, 1997 and $7.0 million at December 31, 1998, have been pledged as collateral for notes payable and obligations under capital leases. The balance of the portable storage units are pledged as collateral under the Credit Facility (see Notes 3, 4 and 5). Normal repairs and maintenance to the portable storage units are expensed as incurred.


Portable storage unit lease fleet includes assets acquired under capital leases of approximately $8,255,000 and $6,435,000, and accumulated depreciation of approximately $317,000 and $361,000 at December 31, 1997 and 1998, respectively.


(3)             LINE OF CREDIT:


In March 1996, the Company entered into the Credit Facility. Under the terms of the Credit Facility, as amended, the Lenders have provided the Company with a $75.0 million revolving line of credit and a term loan. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.


Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and portable storage unit lease fleet. The portable storage unit lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base. The interest rate on the revolving line of credit is fixed quarterly based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings, are at the Company's option, at either the prime or the Eurodollar rate, and interest accrues at a certain spread relative to the Company's debt ratio in effect. At December 31, 1998, the prime rate was 7.75% and the Eurodollar rate ranged from 5.31% to 5.56%. The interest rate charged under the revolving line of credit at December 31, 1998 was 8.25% for prime rate borrowings and ranged from 7.31% to 7.56% for Eurodollar borrowings. For the first quarter of 1999, the interest rate decreased by 0.25% as a result of the Company's funded debt ratio at December 31, 1998. The revolving line of credit expires in March 2002, including a one-year extension option.


In connection with the closing of the Credit Facility, the Company terminated its line of credit with its previous lender, repaying all indebtedness under that line. In addition, the Company repaid other long-term debt and obligations under capital leases totaling $14.1 million. As a result, the Company recognized costs previously deferred related to certain indebtedness and prepayment penalties, which resulted in an extraordinary charge to earnings in 1996 of $410,000 after benefit for income taxes.


The revolving line of credit balance outstanding was approximately $35.9 million and $57.2 million at December 31, 1997 and 1998, respectively. The amount available for borrowing was approximately $9.4 million at December 31, 1998. During 1997 and 1998, the weighted average interest rate under the line of credit was 8.93% and 7.67%, respectively, and the average balance outstanding during 1997 and 1998 was approximately $32.2 million and $45.1 million, respectively.


The Company entered into an Interest Rate Swap Agreement (the Agreement) effective in September 1998, under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that it is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate. The Company accounts for this agreement as a hedge of an existing liability in conformance with SFAS No. 80, Accounting for Futures Contracts. Interest expense is accrued using the fixed rate identified in the Agreement. The Company's objective in entering into this transaction was to reduce the risk of interest rate fluctuations in the future. As the Company intends to continue to operate with leverage, management believed it was prudent to lock in a fixed interest rate at a time when fixed rates had significantly decreased.


The Credit Facility contains several covenants including a minimum consolidated tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, the Credit Facility contains limits on capital expenditures and the incurrence of additional debt, as well as prohibiting the payment of cash dividends.


Additional principal payments equal to 75% of "Excess Cash Flow", as defined in the term loan documents which constitute part of the Credit Facility, are required annually. As of December 31, 1998, no additional payment was required under this provision.

(4)             NOTES PAYABLE:


Notes payable at December 31 consist of the following:


                                                                                         1997              1998
                                                                                      ----------        ----------
Notes payable to BT Commercial Corporation, interest ranging from 2.25%
over Eurodollar rate (5.3125% at December 31, 1998) to 0.75% over prime (7.75%
at December 31, 1998), fixed monthly installments of principal plus interest, due March 2002, secured by various classes of the
Company's assets                                                                      $4,500,000        $3,687,500

Notes payable, interest ranging from 10.5% to 12.2%, monthly installments of principal and interest, due October 1999 through May
2002,
secured by equipment and vehicles                                                        848,926           591,186

Notes payable, interest ranging from 11.49% to 12.63%, monthly installments of principal and interest, due July 2000 through January
2001, secured by portable storage units                                                  558,032           385,418

Notes payable to financial institution, interest ranges from 6.49% to
7.75%, payable in fixed monthly installments due January 1999 through
May 1999, unsecured                                                                      216,091           155,872
                                                                                      ----------        ----------

                                                                                      $6,123,049        $4,819,976
                                                                                      ==========        ==========

Future maturities under notes payable are as follows:


  Years ending December 31,
  -------------------------
              1999                                        $1,526,391
              2000                                         1,543,373
              2001                                         1,405,089
              2002                                           345,123
                                                          ----------
                                                          $4,819,976
                                                          ==========


(5)             OBLIGATIONS UNDER CAPITAL LEASES:


The Company has leased certain portable storage units, portable classroom buildings and equipment under capital leases expiring through 2003 under sale-leaseback arrangements with various leasing companies. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the portable storage units. These leases have been capitalized using interest rates ranging from approximately 6% to 14%. The leases are secured by the portable storage units and equipment under lease.


In 1994 and 1995, the Company entered into multi-year agreements (the Leases) to lease a number of portable classrooms to school districts in Arizona. Subsequent to entering the leases, the Company sold the portable classrooms and assigned the Leases to an unrelated third party. For financial reporting purposes these transactions were not recorded as sales but accounted for as collateralized borrowings in accordance with SFAS No. 13. For income tax purposes these transactions were treated as sales.

During 1996, leases on 15 of the portable classroom buildings matured, and the Company sold all 15 buildings. During 1998, the Company negotiated the sale of all remaining portable classrooms under lease. The revenues from these sales are included in the accompanying statements of operations, and the underlying capital lease obligations for these buildings were paid in full.


Future payments of obligations under capital leases:

     Years ending December 31,
     -------------------------
         1999                                                    $2,460,122
         2000                                                       819,733
         2001                                                        95,254
         2002                                                        40,836
         2003                                                        84,920
                                                                 ----------
             Total payments                                       3,500,865
             Less:  Amounts representing interest                 (304,844)
                                                                 ----------
                                                                 $3,196,021
                                                                 ==========


Certain obligations under capital leases contain financial covenants, which require the Company to maintain a specified minimum tangible net worth, a maximum funded indebtedness and a maximum senior funded indebtedness ratio.


Gains from sale-leaseback transactions have been deferred and are being amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 1997 and 1998, approximated $271,000 and $254,000, respectively, and are reflected as a reduction in the portable storage unit lease fleet in the accompanying consolidated financial statements.


(6)             12% SENIOR SUBORDINATED NOTES:


In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes (the Notes) with a scheduled maturity date of November 1, 2002 and which are unsecured obligations of the Company. The Company may redeem the notes at par on or after November 1, 1999. The Notes were issued as part of a unit with Redeemable Warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. Additionally, the Company issued warrants to purchase 15,000 shares of common stock to the underwriters. The Company is required to maintain an interest reserve account and to maintain in the reserve account, while any of the Notes are outstanding, an amount equal to six months interest on the Notes based on the principal amount outstanding. As of December 31, 1998 and 1997, the outstanding balance of the Notes was $6.7 million and $6.6 million, net of the remaining unamortized discount of approximately $200,000 and $300,000, respectively. Interest is payable on May 1 and November 1 of each year, commencing May 1, 1998. Because the Notes were offered as part of a unit with Redeemable Warrants, a portion of the original offering price for a unit was allocated to the Notes and a portion to the Redeemable Warrants based on their respective fair market values. The resulting discount increases the effective interest rate of the Notes and is being amortized to interest expense over the life of the Notes. The Indenture governing the Notes requires the Company to comply with certain covenants including maintaining a specific tangible net worth, a maximum total funded indebtedness ratio and a maximum senior funded indebtedness ratio.

In July 1997, the Company completed a private placement of $3.0 million of 12% senior subordinated notes (the Bridge Notes) and warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. The Company used a portion of the proceeds from the sale of the Notes described above to repay the Bridge Notes in October of 1997. The Bridge Note lender received 15,000 shares of common stock as consideration for the cancellation of the warrants originally issued to the Bridge Note lender.

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

The provision for income taxes at December 31, 1996, 1997 and 1998 consisted of the following:

                                             1996          1997          1998
                                          ----------    ----------    ----------
Current                                   $     --      $     --      $     --
Deferred                                     378,000     1,467,000     2,989,000
                                          ----------    ----------    ----------
                          Total           $  378,000    $1,467,000    $2,989,000
                                          ==========    ==========    ==========

The components of the net deferred tax liability at December 31, are as follows:

                                                                  1997            1998
                                                              ------------    ------------
Deferred Tax Assets (Liabilities):
     Net operating loss carryforward                          $  4,286,000    $  8,303,000
     Allowance for doubtful accounts                               354,000         434,000
     Alternative minimum tax credit                                211,000         211,000
     Other                                                         220,000         307,000
     Accelerated tax depreciation                               (9,433,000)    (17,496,000)
     Deferred (gain) expense on sale-leaseback transactions       (856,000)         34,000
                                                              ------------    ------------
         Net deferred tax liability                           $ (5,218,000)   $ (8,207,000)
                                                              ============    ============


A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:


                                                  1996         1997         1998
                                                  ----         ----         ----
Statutory federal rate                             34%          34%          34%
State taxes, net of federal benefit                 6            6            6
Other                                               4           --           --
                                                  ---          ---          ---
                                                   44%          40%          40%
                                                  ===          ===          ===


At December 31, 1998, the Company had a federal net operating loss carryover of approximately $20,759,000 and a state net operating loss carryover of approximately $11,640,000 which expire if unused in years 2008 to 2018 and 1999 to 2003, respectively.


As a result of stock ownership changes during the years presented, it is possible that the Company has undergone one or more changes in ownership which can limit the amount of net operating loss currently available as a deduction. Such limitation could result in the Company being required to pay tax currently because only a portion of the net operating loss is available. Management believes that it will fully realize its net operating loss carryforward and that a valuation reserve was not necessary at December 31, 1998.


(8)             TRANSACTIONS WITH RELATED PARTIES:


The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Richard E. Bunger's five children. Mr. Bunger is an executive officer, director and founder of the Company. Annual base payments under these leases total approximately $66,000 with an annual adjustment based on the Consumer Price Index. The term of each of these leases will expire on December 31, 2003. Additionally, the Company leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation, wholly owned by Mr. Bunger, for total annual base payments of $204,000, with annual adjustments based on the Consumer Price Index. The Rialto lease is for a term of 15 years, expiring on December 31, 2011. Management believes the rental rates reflect the fair market value of these properties. The Company purchased certain leased property at its Maricopa, Arizona facility from Mr. Bunger on March 29, 1996, for a purchase price of $335,000, which management believes represented the fair market value of the property.

The Company obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, the daughter of Mr. Richard E. Bunger and sister of Steven G. Bunger. The Company made aggregate payments of approximately $73,000 and $69,000 to Skilquest, Inc. in 1997 and 1998 respectively, which the Company believes represented the fair market value for the services performed.


The Company acquired 20 trucks from Richard E. Bunger in October, 1998. The purchase price was $256,000 which the Company believes represented the fair market value for these assets.


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


Under the Plan, as amended in 1998, options to purchase a maximum of 1,200,000 shares of the Company's common stock may be granted. The exercise price for any option granted under the Plan may not be less than 100% (110% if the option is an ISO granted to a stockholder who at the time the option is granted owns stock comprising more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time the option is granted. The option holder may pay the exercise price in cash or by delivery of previously acquired shares of common stock of the Company that have been held for at least six months.


The Plan is administered by the compensation committee of the board of directors, which determines whether options will be granted, whether options will be ISOs or non-qualified options, which directors, officers, key personnel and service providers will be granted options, the vesting schedule for options and the number of options to be granted, subject to the aggregate maximum number set forth above. Each option granted must expire no more than 10 years from the date it is granted.


The board of directors may amend the Plan at any time, except that approval of the Company's shareholders is required for any amendment that increases the aggregate number of shares which may be issued pursuant to the Plan, changes the class of persons eligible to receive options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the Plan. Unless previously terminated by the board of directors, the Plan will terminate in November, 2003, but any option granted thereunder will continue until its expiration date.


The Company accounts for its stock-based compensation plan under APB No. 25, under which no compensation expense has been recognized in the accompanying financial statements for stock-based employee awards. All stock options have been granted with an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For purposes of SFAS No. 123, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

                                      1996              1997               1998
                                      ----              ----               ----
Risk free interest rates range         6.4%          6.0 to 6.6%       5.27 to 5.49%
Expected holding period             4.0 years         4.0 years          4.0 years
Dividend rate                          0.0%              0.0%               0.0%
Expected volatility                   48.0%             55.4%              53.5%


Under these assumptions, the fair value of the stock options granted was $99,418, $190,570 and $329,774 for 1996, 1997 and 1998, respectively. These amounts would be amortized on the straight-line basis as compensation expense, over the average holding period of the options. If the Company had accounted for stock options consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reported as follows at December 31:

                                   1996              1997               1998
                                ----------      -------------      -------------
Net income
     As reported                $   70,222      $   2,200,396      $   4,483,967
     Pro forma                      14,548          2,086,054          4,286,102
Basic EPS:
     As reported                $     0.01      $        0.33      $        0.57
     Pro forma                        --                 0.31               0.55
Diluted EPS:
     As reported                $     0.01      $        0.32      $        0.53
     Pro forma                        --                 0.31               0.51


The effect of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year, and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.


The following summarizes the activities under the Company's stock option plan for the years ended December 31, 1996, 1997 and 1998:

                                                   1996                            1997                            1998
                                       ----------------------------    ----------------------------    ----------------------------
                                                        Weighted                        Weighted                        Weighted
                                       Number of         Average       Number of         Average       Number of         Average
                                        Shares       Exercise Price      Shares      Exercise Price      Shares      Exercise Price
                                       ---------     --------------    ---------     --------------    ---------     --------------
Options outstanding, beginning of
  year                                  241,000       $     4.04        347,000        $     3.89        552,000       $     3.80
Granted                                 156,000             3.43        206,500              3.64        212,750             6.87
Canceled/Expired                        (50,000)            3.16         (1,300)             3.25         (7,700)            4.56
Exercised                                  --                --            (200)             3.25           (900)            4.21
                                        -------                         -------                          -------
Options outstanding, end of year        347,000       $     3.89        552,000        $     3.80        756,150       $     4.66
                                        -------                         -------                          -------
Options exercisable, end of year        148,500       $     4.02        247,050        $     3.91        393,525       $     4.22
                                        -------                         -------                          -------
Options available for grant, end
  of year                               196,125                         197,800                          442,750
                                        =======                         =======                          =======
Weighted average fair value of
  options granted                                     $     1.70                       $     1.75                      $     3.23
                                                      ==========                       ==========                      ==========

Options outstanding and exercisable by price range as of December 31, 1998 are as follows:

                                          Options Outstanding                           Options Exercisable
                           -----------------------------------------------          -----------------------------
                                               Weighted
                                                Average           Weighted                               Weighted
                                               Remaining           Average                               Average
       Range of              Options          Contractual         Exercise            Options            Exercise
   Exercise Prices         Outstanding           Life               Price           Exercisable           Price
   ---------------         -----------        -----------         --------          -----------          --------
   $ 3.12 - $ 3.88           343,200             7.17               $3.50             194,500             $3.57
   $ 4.00 - $ 4.81           201,000             3.07                4.31             154,200              4.27
   $ 5.38 - $ 5.38             3,000             6.58                5.38               3,000              5.38
   $ 6.13 - $ 6.13           161,450             9.08                6.13              32,450              6.13
   $ 8.88 - $ 8.88            25,000             9.59                8.88                   -                 -
   $10.13 - $10.13            22,500             9.58               10.13               9,375             10.13
                             -------             ----               -----             -------             -----
   $ 3.12 - $10.13           756,150             6.64               $4.66             393,525             $4.22
                             =======             ====               =====             =======             =====


401(k) PLAN


In 1995, the Company established a contributory retirement plan (the 401(k)
Plan) covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.


The 401(k) Plan provides that each participant may annually contribute 2% to 15% of his or her salary, not to exceed the statutory limit. The Company may make a qualified non-elective contribution in an amount as determined by the Company. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. The Company did not make any qualified non-elective contributions or profit sharing contributions to the 401(k) Plan prior to 1997. In 1997 and 1998, the Company contributed 10% of the employees contributions up to a maximum of $500 per employee.


(10)            COMMITMENTS AND CONTINGENCIES:


As discussed more fully in Note 8, the Company is obligated under noncancellable operating leases with related parties. The Company also leases its corporate offices and other properties, as well as operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $649,000, $932,000, and $1,413,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:


               1999                                               $1,437,000
               2000                                                1,435,000
               2001                                                1,172,000
               2002                                                  895,000
               2003                                                  690,000
               Thereafter                                          3,707,000
                                                                  ----------
                                                                  $9,336,000
                                                                  ==========


The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending proceedings is adequately provided for in the accompanying financial statements and any adverse outcome will not have a material impact on the Company's results of operations or its financial condition.

(11)            STOCKHOLDERS' EQUITY:


REDEEMABLE WARRANTS


Redeemable Warrants to purchase 187,500 shares of the Company's common stock at $5.00 per share (subject to adjustment as described below) were issued in connection with the issuance of the Notes (Note 6). A portion of the original offering price was allocated to the Notes and the Redeemable Warrants based on their relative fair values. The Redeemable Warrants first became exercisable on March 1, 1998. The expiration date of the Redeemable Warrants is November 1, 2002. After October 13, 1999, the Company has the right to redeem the Redeemable Warrants at any time after the date that the closing price of the common stock has equaled or exceeded $8.75 per share for a period of 20 consecutive trading days. The redemption price is $0.05 per Redeemable Warrant.


The number of shares of common stock for which a Redeemable Warrant is exercisable and the purchase price thereof are subject to adjustment from time to time upon the occurrence of certain events, including certain dividends and distributions and issuances of shares of common stock at a price below the market price. A Redeemable Warrant does not entitle the holder thereof to receive any dividends paid on common stock nor does a holder of Redeemable Warrants, as such, have any rights of a stockholder of the Company. As of December 31, 1998, 4,875 of the Redeemable Warrants had been exercised for an equal amount of the Company's common stock, with proceeds to the Company of approximately $24,000.


(12)            ACQUISITIONS


The Company acquired the assets of three companies during the year ended December 31, 1998. The acquisitions were accounted for as purchases in accordance with Accounting Principals Boards (APB) Opinion No. 16, and accordingly, the purchased assets were recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from their respective dates of acquisition.


The aggregate purchase price of the operations acquired consist of:


                  Cash                                       $3,944,000
                  Common Stock                                  684,000
                  Other acquisition costs                        73,000
                                                             ----------
                           Total                             $4,701,000
                                                             ==========


The Company issued 18,022 shares of its common stock in 1998 and 85,468 shares in 1999 in connection with these acquisitions.


The fair value of the assets purchased has been allocated as follows:


                  Receivables                                $   42,000
                  Portable storage units                      3,157,000
                  Equipment                                     179,000
                  Deposit and prepaid expenses                   77,000
                  Goodwill                                    1,246,000
                                                             ----------
                           Total                             $4,701,000
                                                             ==========


Goodwill is amortized using the straight line method over 25 years from the date of the acquisition. The Company did not make any acquisitions in 1997. Included in other assets at December 31, 1998 is $1,210,000 of goodwill, net of accumulated amortization of $36,000.

(13)            SEGMENT REPORTING:


The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Pursuant to SFAS No. 131, public business enterprises must report certain information about operating segments in annual financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's management approach includes those segments within its enterprise on which operating decisions are made based on evaluation of performance, results and profitability. The Company has two reportable segments: branch operations and corporate sales. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company's dealer program and the manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery systems. The corporate sales segment relates to the Company's specialty type product sales and includes the Telecommunication and Modular divisions of the Company.


The accounting policies of the segments are the same as those described in Note
1. The Company evaluates performance and profitability before interest costs, income taxes and major non-recurring transactions. The Company does not account for intersegment revenues or expenses between its segments or divisions.


The Company's reportable segments concentrate on the Company's core business of leasing, manufacturing, and selling of portable storage and office units. Included in the branch operations segment is the Company's dealer division that sells to the Company's dealer network, portable storage units which are reasonably consistent with the storage units leased and sold by the Company's branches. This business was discontinued in December 1998. The corporate sales segment, which does not engage in leasing activities, is distinct in that its products are highly customized designs and structures to accommodate specific orders. Each operating segment has managers who meet regularly and are accountable to the chief operating decision maker for operating activities, financial results and ongoing plans including the influence of competition.

For the Fiscal Year ended:

                                                        Branch          Corporate
                                                      Operations          Sales             Other           Combined
                                                      -----------      -----------       -----------       -----------
December 31, 1996:
Revenues from external customers                      $33,666,625      $ 8,070,754       $   688,222       $42,425,601
Allocated interest expense                              3,583,800          310,355              --           3,894,155
Depreciation and amortization expense                   1,563,500           41,082           108,837         1,713,419
Segment profit (loss)                                     245,289         (175,067)               --            70,222

Segment assets - lease fleet                           32,540,855             --                --          32,540,855
Segment assets - property, plant and equipment         16,659,658          123,763           912,625        17,696,046
Expenditures for long-lived assets - lease fleet        7,737,552             --                --           7,737,552
Expenditures for long-lived assets - PPE                3,451,225           69,599          (507,577)        3,013,247

December 31, 1997:
Revenues from external customers                      $40,555,576      $ 4,883,175       $   643,872       $46,082,623
Allocated interest expense                              4,980,955           53,901              --           5,034,856
Depreciation and amortization expense                   2,002,123           22,670           228,471         2,253,264
Segment profit                                          2,109,282           91,114              --           2,200,396

Segment assets - lease fleet                           49,150,986             --                --          49,150,986
Segment assets - property, plant and equipment         16,677,428          121,564         1,212,924        18,011,916
Expenditures for long-lived assets - lease fleet       17,078,799             --                --          17,078,799
Expenditures for long-lived assets - PPE                2,489,201           13,107          (362,103)        2,140,205

December 31, 1998:
Revenues from external customers                      $48,677,951      $ 3,749,278       $   249,302       $52,676,531
Allocated interest expense                              5,890,730            5,609              --           5,896,339
Depreciation and amortization expense                   2,493,289           23,678           367,040         2,884,007
Segment profit (loss)                                   4,723,752         (239,785)             --           4,483,967

Segment assets - lease fleet                           76,589,831             --                --          76,589,831
Segment assets - property, plant and equipment         19,211,170          106,580           944,987        20,262,738
Expenditures for long-lived assets - lease fleet       23,492,555             --                --          23,492,555
Expenditures for long-lived assets - PPE                5,122,157            2,231        (1,349,029)        3,775,359


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Our directors and executive officers are:


         Richard E. Bunger, age 61, has served as the Chairman of the Board and a Director since the Company's inception in 1983. He also served as the Company's Chief Executive Officer and President from inception through April 1997. Since April 1997, Mr. Bunger has served as the Company's Director of Product Research and Market Development. Mr. Bunger has been awarded approximately 67 patents, many related to portable storage technology. For a period of approximately 25 years prior to founding the Company, Mr. Bunger owned and operated Corral Industries Incorporated, a worldwide designer/builder of integrated animal production facilities, and a designer/builder of mini storage facilities.


         Steven G. Bunger, age 37, has served as Chief Executive Officer and President since April 1997. Mr. Bunger joined Mobile Mini in 1986 and initially worked in the drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as a branch manager of the Phoenix operations and our operations manager before becoming our Chief Operating Officer in November 1995. Mr. Bunger graduated from Arizona State University in 1986 with a BA - Business Administration. He is the son of Richard E. Bunger.


         Lawrence Trachtenberg, age 42, Executive Vice President and Chief Financial Officer, General Counsel, Secretary, Treasurer and Director, joined the Company in December 1995. Mr. Trachtenberg is primarily responsible for all accounting, banking and related financial matters for the Company. Mr. Trachtenberg is admitted to practice law in the States of Arizona and New York and is a Certified Public Accountant in New York. Prior to joining the Company, Mr. Trachtenberg served as Vice President and General Counsel at Express America Mortgage Corporation, a mortgage banking company, from February 1994 through September 1995 and as Vice President and Chief Financial Officer of Pacific International Services Corporation, a corporation engaged in car rentals and sales, from March 1990 through January 1994. Mr. Trachtenberg received his Juris Doctorate from Harvard Law School in 1981 and his BA -Accounting/Economics from Queens College City University of New York 1977.


         Burton K. Kennedy Jr., age 51, has served as Senior Vice President of Sales and Marketing since July 1996, and served with the Company's predecessor from March 1986 until September 1991. Mr. Kennedy has the overall responsibility for all branch lease and sale operations and also directs the acquisition of container inventory. From September 1993 through June 1996, Mr. Kennedy served in various executive positions with National Security Containers, a division of Cavco, Inc.


         Russell Lemley, age 41, has served as Vice President of Operations since June 1, 1998. He joined the Company in August 1988 as construction superintendent to build the Company's Los Angeles, California facility, served as the plant manager of the Los Angeles facility from 1989 to 1994, as general manager of the Los Angeles facility from 1994 to 1996 and as branch manager from 1996 until June 1998.


         George E. Berkner, age 64, has served as a Director since December 1993. From August 1992 to present, Mr. Berkner has served as Vice President of AdGraphics, Inc., a computer graphics company. From May 1990 to August 1992, Mr. Berkner was a private investor. From February 1972 until May 1990, Mr. Berkner was the President and Chief Executive Officer of Gila River Products, a plastics manufacturer. Mr. Berkner graduated from St. Johns University with a B.A. in Economics/Business in 1956.

         Ronald J. Marusiak, age 51, has served as a Director since February 1996. He has been the Division President of Micro-Tronics, Inc., a corporation engaged in precision machining and tool and die building for companies throughout the United States for more than 10 years. Mr. Marusiak is also a director for FiestaNet Communications, Inc. and W.B. McKee Securities, Inc. Mr. Marusiak received a Masters of Science in Management from LaVerne University in 1979 and graduated from the United States Air Force Academy in 1971.


         Stephen A McConnell, age 46, has been a director since August 1998. He has served as the President of Solano Ventures, a Phoenix-based investment firm, since January 1991. He served as Chairman of Mallco Lumber & Building Materials, Inc., a Phoenix based wholesale distributor of lumber and doors, from September 1991 to July 1997 and as President of Belt Perry Associates, Inc., a Phoenix-based property tax consulting firm, from September 1991 until October 1995. He is currently a director of Pilgrim America Capital Corporation, Vodavi Technology, Inc., Capital Title Group and JDA Software, Inc.


ITEM 11.  EXECUTIVE COMPENSATION.


         COMPENSATION SUMMARY OF EXECUTIVE OFFICERS


This table shows the compensation we paid or accrued during 1998 to the Chairman of the Board and our executive officers whose salary and bonus exceeded $100,000 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                   ANNUAL COMPENSATION                    COMPENSATION
                                                  ----------------------                  ------------
                                                                               OTHER
                                                                               ANNUAL
                                       FISCAL                                  COMPEN-                       ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR       SALARY         BONUS       SATION(1)   STOCK OPTIONS     COMPENSATION
                                       ------      ------         -----       ---------   -------------     ------------
Richard E. Bunger,                      1998      $183,750      $223,502           --         30,000         $ 27,340(2)
Chairman of the Board                   1997       175,000       163,059           --         40,000           25,087(2)
                                        1996       100,000       107,873           --           --             21,100(2)

Steven G. Bunger,                       1998      $183,750      $193,812      $    500        30,000         $    --
President, Chief Executive Officer      1997       170,000       119,577           500        40,000            5,000(3)
                                        1996        50,000        95,887           --         25,000            5,000(3)

Lawrence Trachtenberg,                  1998      $157,500      $140,487      $    500        30,000         $    --
Chief Financial Officer,                1997       145,000       102,494           500        40,000            5,000(3)
Executive Vice President                1996        50,000        95,887           --         25,000            5,000(3)

Burton K. Kennedy Jr.,                  1998      $108,011      $ 20,887      $    500         5,000         $  5,000(4)
Senior Vice President                   1997        99,045        11,296           500         5,000            5,000(4)
                                        1996        14,423        51,320           --         50,000            2,500(4)

Russell Lemley,                         1998      $ 89,364      $ 27,668      $    225        29,000         $  5,000(5)
Vice President, Operations              1997        76,796        20,775           253         3,000            5,000(5)
                                        1996        63,969          --             --           --              5,000(5)

----------
Other annual compensation includes our contributions to the 401(k) Retirement Plan.

(1) Includes corporate contributions to the 401(k) retirement plan.

(2) We provide Mr. Richard E. Bunger with the use of a Company-owned vehicle and a $2 million life insurance policy. The amount shown represents our estimate of costs we paid in connection with the vehicle and life insurance premiums.

(3) Mr. Steven Bunger and Mr. Trachtenberg were each paid $5,000 per year for non-compete agreements through 1997.

(4) Mr. Kennedy is paid $5,000 per year for his non-compete agreement.

(5) Mr. Lemley is paid $5,000 per year for his non-compete agreement.


OPTION GRANTS


This table shows information regarding the grant and exercise of options to the Named Officers in 1998.

                        OPTION GRANTS IN FISCAL YEAR 1998

                                                % OF TOTAL                                            POTENTIAL REALIZABLE VALUE AT
                                               OPTIONS/SARS                                           ASSUMED ANNUAL RATE OF STOCK
                                                GRANTED TO      EXERCISE OR BASE                      PRICE APPRECIATION FOR OPTION
                              OPTIONS/SARS     EMPLOYEES IN          PRICE           EXPIRATION                  TERM(1)
      NAME                      GRANTED        FISCAL YEAR          ($/SH)              DATE             5% ($)             10% ($)
      ----                    ------------     ------------     ----------------     ----------          ------             -------
Richard E. Bunger                30,000            16%              $6.125          January 2008        $115,559           $292,850
Steven G. Bunger                 30,000            16%              $6.125          January 2008        $115,559           $292,850
Lawrence Trachtenberg            30,000            16%              $6.125          January 2008        $115,559           $292,850
Burton K. Kennedy Jr.             5,000             3%              $6.125          January 2008         $19,260            $48,808
Russell Lemley                   29,000            15%          $6.125 & $8.875    January 2008 &       $154,944           $392,659
                                                                                    August 2008


(1) Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the 10 year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by: (i) multiplying the number of shares subject to a given option by the exercise price, (ii) assuming that the aggregate stock value derived from that calculation compounds as the annual 5% or 10% rate shown in the table for the entire 10-year term of the option, and (iii) subtracting from that result the aggregated option exercise price.

OPTION EXERCISES AND VALUES


This table shows information regarding the exercise and values of options held by the Named Officers as of December 31, 1998


                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                         VALUE OF UNEXERCISED
                                                                             NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
                                                                            OPTIONS AT DECEMBER 31,        AT DECEMBER 31,
                                                                                      1998                     1998(1)

                           SHARES ACQUIRED ON                                     EXERCISABLE/               EXERCISABLE/
            NAME                EXERCISE              VALUE REALIZED             UNEXERCISABLE              UNEXERCISABLE
            ----           ------------------         --------------             -------------              -------------
 Richard E. Bunger                 0                       $0                    97,000/48,000             $633,750/291,000

 Steven G. Bunger                  0                        0                    73,000/72,000             $481,050/436,200

 Lawrence Trachtenberg             0                        0                    73,000/72,000             $501,500/443,500

 Burton K. Kennedy Jr.             0                        0                    23,000/37,000             $164,625/258,500

 Russell Lemley                    0                        0                     2,000/30,000               $12,700/75,175

(1) All the exercisable options were exercisable at a price less than the last reported sale price of our common stock ($10.750) on the Nasdaq Stock Market on December 31, 1998.


EMPLOYMENT AGREEMENTS


We provide Mr. Richard Bunger with a $2 million life insurance policy, a vehicle, and all the employee benefits provided to our executive employees.


Although we have not entered into any long-term employment contracts with any of our employees, we have entered into numerous agreements with key employees which are terminable at will, with or without cause, including agreements with Steven
G. Bunger, Lawrence Trachtenberg, Burton K. Kennedy Jr., and Russell Lemley. Each of the agreements contained a covenant not to compete for a period of two years after termination of employment and a covenant not to disclose confidential information of a proprietary nature to third parties.


We had numerous bonus and incentive arrangements with several employees during 1998, including Mr. Richard E. Bunger, Mr. Steven G. Bunger, Mr. Trachtenberg, Mr. Kennedy and Mr. Lemley. These agreements included an incentive program to provide financial awards for increases in profitability, revenues and for the attainment of quotas. The compensation agreements with Mr. Richard E. Bunger, Mr. Steven G. Bunger and Mr. Trachtenberg were evaluated by an independent executive compensation consulting organization and employees were compensated based on commensurate fair market salaries plus the incentive program.


COMPENSATION OF DIRECTORS


We pay our directors (other than directors who are also officers) for their service. Each director was paid $500 per board meeting in 1998 and will be paid $15,000 per year plus $500 per board meeting in 1999. We also grant each outside director an option to purchase 7,500 shares of common stock on each August 1. The exercise price is equal to the fair market value of the common stock on the grant date.

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Officers, directors and greater than ten-percent shareholders are required by Exchange Act regulations to furnish us with copies of all Section 16(a) forms they file.


Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year ended December 31, 1998, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable Section 16(a) filing requirements.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following information as of March 29, 1999 concerning the beneficial ownership of our common stock by each stockholder we know to beneficially own more than five percent of our outstanding common stock, by each director, each executive officer, and all executive officers and directors as a group.

                                                                                  COMMON STOCK
                     NAME AND ADDRESS OF BENEFICIAL OWNER**                   BENEFICIALLY OWNED(1)          PERCENT(2)
                     --------------------------------------                   ---------------------          ----------
           Richard E. Bunger(1)                                                    2,327,000                   28.1%

           Steven G. Bunger(2)                                                       335,849                    4.1%

           Lawrence Trachtenberg                                                      90,771                    1.1%

           Ronald J. Marusiak(3)                                                     135,478                    1.7%

           George Berkner                                                             31,125                       *

           Stephen A McConnell                                                        16,250                       *

           Burton K. Kennedy, Jr                                                      23,135                       *

           Russell Lemley                                                              9,288                       *

           REB/BMB Family Limited Partnership(4)                                   1,730,000                   21.2%

           Bunger Holdings, L.L.C.(5)                                                410,000                    5.0%

           All directors and executive officers as a group (8 persons)             2,799,517                   34.3%

 * Less than 1%.

** The address of each named beneficial owner is 1834 W. Third
   Street, Tempe, Arizona 85281.

(1) Includes 1,730,000 shares owned by REB/BMB Family Limited Partnership. Mr. Richard Bunger disclaims any beneficial ownership of shares held by REB/BMB Family Limited Partnership in excess 1,080,430.

(2) Includes: 82,000 shares owned by Bunger Holdings, L.L.C.; 169,379 shares owned by REB/BMB Family Limited Partnership. Of the 169,379 shares owned by REB/BMB Family Limited Partnership, 134,148 are held for members of Mr. Bunger's immediate family.

(3) Includes: 95,500 shares held by a Profit Sharing Plan and Trust of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of 80% of these shares.

(4) Richard E. Bunger and his wife, Barbara M. Bunger, are the general partners of REB/BMB Family Limited Partnership.

(5) The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn Clawson, Michael Bunger, Jennifer Blackwell and Susan Keating, each a child of Richard E. Bunger.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


We lease certain of our business locations from affiliates of Richard E. Bunger, including his children. Mr. Bunger is an executive officer, director. We entered into an agreement, effective January 1, 1994, to lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from Richard E. Bunger's five children. Total annual base lease payments under these leases currently equal $66,000, with annual adjustment based on the consumer price index. Lease payments in 1998 were approximately $73,000. The term of each of these leases will expire on December 31, 2003. Prior to 1994, these properties were leased by our predecessor at annual rental payments equaling $14,000. We also entered into an agreement effective January 1, 1994 to lease our Rialto facility from Mobile Mini Systems, Inc. for total annual base lease payments of $204,000 with annual adjustments based on the consumer price index. This lease agreement was extended for an additional five years during 1996. Lease payments in fiscal year 1998 equaled approximately $225,500. Prior to 1994, the Rialto site was leased to our predecessor at an annual rate of $132,000. Management believes the increase in rental rates reflect the fair market rental value of these properties. Prior to the effectiveness of the written leases, the terms were approved by our independent and disinterested directors.


In March 1994 our manufacturing facility in Maricopa, Arizona needed additional acreage to expand its manufacturing capabilities and began using approximately 22 acres of property owned by Richard E. Bunger. We leased this property from Mr. Bunger with annual payments of $40,000 with an annual adjustment based on the Consumer Price Index. We purchased the property from Mr. Bunger on March 29, 1996 for a purchase price of $335,000, which management believes reflected the fair market value of the property.


We obtain services throughout the year from Skilquest, Inc., a sales and management support company. Skilquest, Inc. is owned by Carolyn Clawson, the daughter of Mr. Richard E. Bunger and sister to Steven G. Bunger. We paid Skilquest, Inc. $69,000 in 1998, which we believe is the fair market value for the services performed.


In October 1998, we bought 20 trucks from Richard E. Bunger for $256,000, which we believe represented the fair market value of the trucks.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)        Documents filed as part of this Report:

          (1) The financial statements required to be included in this Report are included in ITEM 8 of this Report.

          (2) The following financial statement schedule for the years ended December 31, 1996, 1997 and 1998 is submitted herewith: Schedule II - Valuation and Qualifying Accounts All other schedules have been omitted because they are not applicable or not required.

          (3)        Exhibits

Number       Description                                                                           Page
3.1(9)       Amended and Restated Certificate of Incorporation of Mobile Mini, Inc.

4.1(1)       Form of Underwriters' Warrant

4.2(1)       Form of Common Stock Certificate

4.3(2)       Agreement and Form of Warrant for Warrants issued in connection with 12% Notes.

4.4(2) Indenture dated as of October 14, 1997 between the Registrant and Harris Trust and Savings Bank

10.3(9)      Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan

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

10.5.1(6)    Amendment No. 1 to Senior Credit Agreement

10.5.2(6)    Amendment No. 2 to Senior Credit Agreement

10.5.3(7)    Amendment No. 3 to Senior Credit Agreement

10.5.4(2)    Amendment No. 4 to Senior Credit Agreement

10.5.5(8)    Amendment No. 5 to Senior Credit Agreement

10.5.6       Amendment No. 6 to Senior Credit Agreement

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

10.16(5)     Lease Agreement by and between Richard E. and Barbara M. Bunger
             ("Landlord") and the Company ("Tenant'") dated November 1, 1995.

10.17(5)     Amendment to Lease Agreement by and between Richard E. and Barbara
             M. Bunger ("Landlord") and the Company ("Tenant'") dated November
             1, 1995.

10.18(9)     Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems,
             Inc. and the Company

10.19(1)     Patents and Patents Pending

10.20(1)     U.S. and Canadian Trade Name and Service Mark Registration

11           Statement Re: Computation of Per Share Earnings

21(9)        Subsidiaries of Mobile Mini, Inc.

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule

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

(4) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994

(5) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995

(6) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996

(7) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997

(8) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998

(9) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997


(b) Reports on Form 8-K


None

                                EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------

10.5.6                   Amendment No. 6 to Senior Credit Agreement

 11                      Statement Re: Computation of Per Share Earnings

 23                      Consent of Arthur Andersen LLP

 27                      Financial Data Schedule

SCHEDULE II

                                MOBILE MINI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                        December 31,
                                      -----------------------------------------------
                                          1996              1997              1998
                                      -----------       -----------       -----------
Allowance for doubtful accounts:

Balance at beginning of year          $   157,659       $   268,181       $   892,992
Provision charged to expense              502,065         1,104,863           983,526
Write-offs                               (391,543)         (480,052)         (791,268)
                                      -----------       -----------       -----------

Balance at end of year                $   268,181       $   892,992       $ 1,085,250
                                      ===========       ===========       ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MOBILE MINI, INC.

Date:                         By: /s/Steven G. Bunger
     ---------------------        ---------------------------
                                  Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                         By: /s/Steven G. Bunger
-------------------------         --------------------------------------------------------
                                  Steven G. Bunger, President, Chief Executive Officer and
                                    Director (Principal Executive Officer)



Date:                         By: /s/Lawrence Trachtenberg
-------------------------         --------------------------------------------------------
                                  Lawrence Trachtenberg, Executive Vice President, Chief
                                    Financial Officer and Director (Principal Financial
                                    Officer and Principal Accounting Officer)



Date:                         By: /s/Deborah K. Keeley
-------------------------         --------------------------------------------------------
                                  Deborah K. Keeley, Vice President and Controller
                                    (Chief Accounting Officer)



Date:                         By: /s/Richard E. Bunger
-------------------------         --------------------------------------------------------
                                  Richard E. Bunger, Chairman and Director



Date:                         By: /s/Ronald J. Marusiak
-------------------------         --------------------------------------------------------
                                  Ronald J. Marusiak, Director



Date:                         By: /s/George Berkner
-------------------------         --------------------------------------------------------
                                  George Berkner, Director



Date:                         By: /s/Stephen A McConnell
-------------------------         --------------------------------------------------------
                                  Stephen A McConnell, Director

                                EXHIBIT INDEX



Exhibit
  No.                    Description
-------                  -----------

10.5.6                   Amendment No. 6 to Senior Credit Agreement

 11                      Statement Re: Computation of Per Share Earnings

 23                      Consent of Arthur Andersen LLP

 27                      Financial Data Schedule