Form 10-Q
period 1999-03-31
MOBILE MINI INC
filed 1999-05-17
CIK 911109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q
     (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (480) 894-6311
              (Registrant's telephone number, including area code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                 No               ,

         As of May 11, 1999, there were outstanding 10,672,926 shares of the issuer's common stock, par value $.01.


 ------------------------------------------------------------------------------

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                            TABLE OF CONTENTS                                         PAGE
                                                                                                     NUMBER

                                                 PART I.
                                          FINANCIAL INFORMATION
Item 1.         Financial Statements

                Consolidated Balance Sheets                                                            3
                     December 31, 1998 (audited) and March 31, 1999 (unaudited)

                Consolidated Statements of Operations                                                  4
                     Three Months ended March 31, 1998 and March 31, 1999
                     (unaudited)

                Consolidated Statements of Cash Flows                                                  5
                     Three Months Ended March 31, 1998 and March 31, 1999
                     (unaudited)

                Notes to Consolidated Financial Statements                                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     10

                                                PART II.
                                            OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K                                                       14

                                               SIGNATURES                                              15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                                                    DECEMBER 31 1998                MARCH 31, 1999
                                                                 ------------------------       -----------------------
                                                                                                      (UNAUDITED)
CASH AND CASH EQUIVALENTS                                        $         1,030,138            $         1,048,031
RECEIVABLES, net of allowance for doubtful accounts  of
$1,085,000 and $1,198,000, respectively                                    6,254,938                      5,727,082
INVENTORIES                                                                8,550,778                     10,413,737
PORTABLE STORAGE UNIT LEASE FLEET, net                                    76,589,831                     79,984,932
PROPERTY PLANT AND EQUIPMENT, net                                         20,262,738                     20,829,331
DEPOSITS AND PREPAID EXPENSES                                                787,426                        586,682
OTHER ASSETS, net                                                          3,314,384                      3,155,272
                                                                 ========================       =======================
         TOTAL ASSETS                                            $       116,790,233            $       121,745,067
                                                                 ========================       =======================

              LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                 $         2,953,833            $         3,230,183
ACCRUED LIABILITIES                                                        3,858,165                      3,213,017
LINE OF CREDIT                                                            57,183,576                     61,348,826
NOTES PAYABLE                                                              4,819,976                      4,402,453
OBLIGATIONS UNDER CAPITAL LEASES                                           3,196,021                      2,125,910
SUBORDINATED NOTES, net                                                    6,700,038                      6,713,079
DEFERRED INCOME TAXES                                                      8,206,830                      8,889,826
                                                                 ------------------------       -----------------------
         TOTAL LIABILITIES                                                86,918,439                     89,923,294
                                                                 ------------------------       -----------------------

STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 17,000,000 shares authorized, 7,966,863 and
    8,170,451 issued and outstanding at December 31, 1998 and March 31, 1999, respectively
                                                                              79,669                         81,704
  Additional paid-in capital                                              22,054,927                     23,191,803
  Common stock to be issued, 85,468 shares, at December 31,
    1998                                                                     500,000                        --
  Retained earnings                                                        7,237,198                      8,548,266
                                                                 ------------------------       -----------------------
         TOTAL STOCKHOLDERS' EQUITY                                       29,871,794                     31,821,773
                                                                 ------------------------       -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       116,790,233            $       121,745,067
                                                                 ========================       =======================

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                   ------------------------------------------------------
                                                                              1998                        1999
                                                                   --------------------------    ------------------------
REVENUES:
  Leasing                                                          $         7,512,912           $      10,008,359
  Sales                                                                      3,128,400                   3,023,384
  Other                                                                        104,911                     135,405
                                                                   --------------------------    ------------------------
                                                                            10,746,223                  13,167,148

COSTS AND EXPENSES:
  Cost of sales                                                              2,147,577                   1,980,206
  Leasing, selling and general expenses                                      5,564,381                   6,610,887
  Depreciation and amortization                                                666,771                     808,471
                                                                   --------------------------    ------------------------
INCOME FROM OPERATIONS                                                       2,367,494                   3,767,584

OTHER INCOME (EXPENSE):
  Interest income                                                               11,287                       4,303
  Interest expense                                                          (1,490,152)                 (1,586,773)
                                                                   --------------------------    ------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                       888,629                   2,185,114

PROVISION FOR INCOME TAXES                                                     355,452                     874,046
                                                                   --------------------------    ------------------------

NET INCOME                                                         $           533,177           $       1,311,068
                                                                   ==========================    ========================


EARNINGS PER SHARE:
BASIC                                                              $              0.07           $            0.16
                                                                   ==========================    ========================
DILUTED                                                            $              0.07           $            0.15
                                                                   ==========================    ========================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
EQUIVALENTS OUTSTANDING:
BASIC                                                                         7,440,628                  8,151,426
                                                                   ==========================    ========================
DILUTED                                                                       7,971,804                  8,627,473
                                                                   ==========================    ========================

        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                       ------------------------------------------------
                                                                                1998                     1999
                                                                       ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $         533,177         $       1,311,068
Adjustments to reconcile income to net cash provided by
operating activities:
     Provision for doubtful accounts receivable                                  205,066                   191,765
     Amortization of deferred loan costs                                         178,343                   149,277
     Amortization of warrants issuance discount                                   13,041                    13,041
     Depreciation and amortization                                               666,771                   808,471
     (Gain) loss on disposal of property, plant and equipment                     (3,541)                   25,050
     Deferred income taxes                                                       335,048                   873,996
     Changes in certain assets and liabilities, net of effect on businesses acquired:
       (Increase) decrease in receivables                                       (440,552)                  336,091
       Increase in inventories                                                (2,275,400)               (1,862,959)
       Decrease in deposits and prepaid expenses                                  82,124                     9,744
       Decrease in other assets                                                   25,149                     9,835
       Increase in accounts payable                                              338,517                   276,350
       Increase (decrease) in accrued liabilities                                446,761                  (645,148)
                                                                       ----------------------    ----------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 104,504                 1,496,581
                                                                       ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                           (1,409,100)                     -
  Net purchases of portable storage unit lease fleet                          (3,377,228)               (3,698,741)
  Net purchases of property, plant, and equipment                               (448,884)               (1,096,474)
                                                                       ----------------------    ----------------------

       NET CASH USED IN INVESTING ACTIVITIES                                  (5,235,212)               (4,795,215)
                                                                       ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                           231,066                 4,165,250
  Principal payments on notes payable                                           (476,014)                 (417,523)
  Principal payments on capital lease obligations                               (340,042)               (1,070,111)
  Exercise of warrants                                                         5,162,953                   570,961
  Issuance of common stock                                                        --                        67,950
                                                                       ----------------------    ----------------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,577,963                 3,316,527
                                                                       ----------------------    ----------------------

NET (DECREASE) INCREASE  IN CASH                                                (552,745)                   17,893

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,005,204                 1,030,138
                                                                       ----------------------    ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $         452,459         $        1,048,031
                                                                       ======================    ======================

        See the accompanying notes to these consolidated balance sheets.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.


Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.


NOTE B - The Company adopted SFAS No. 128, Earnings per Share in 1997. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. The following table shows the computation of earnings per share for the three month period ended March 31:

                                                                                       1998                 1999
                                                                                  ----------------     -----------------
BASIC:
Common shares outstanding, beginning of period                                       6,799,524             7,966,863
Effect of weighting shares:
   Weighted common shares issued                                                       574,629               184,563
   Common stock to be issued                                                            66,475                    --
                                                                                  ----------------     -----------------

Weighted average number of common shares outstanding                                 7,440,628             8,151,426
                                                                                  ----------------     -----------------

Net income                                                                           $ 533,177           $ 1,311,068
                                                                                  ================     =================

Earnings per share                                                                    $   0.07              $   0.16
                                                                                  ================     =================


DILUTED:
Common shares outstanding, beginning of period                                       6,799,524             7,966,863
Effect of weighting shares:
   Weighted common shares issued                                                       574,629               184,563
   Employee stock options                                                              241,931               362,564
   Convertible warrants                                                                242,951               107,329
   Stock purchase options                                                               46,294                 6,154
   Common stock to be issued                                                            66,475                    --
                                                                                  ----------------     -----------------


Weighted average number of common and common equivalent shares
outstanding                                                                          7,971,804             8,627,473
                                                                                  ----------------     -----------------

Net income                                                                           $ 533,177           $ 1,311,068
                                                                                  ================     =================

Earnings per share                                                                    $   0.07              $   0.15
                                                                                  ================     =================

        See the accompanying notes to these consolidated balance sheets.

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                              December 31, 1998               March 31, 1999
                                           -------------------------        --------------------
Raw material and supplies                      $       6,480,553            $      8,042,965
Work-in-process                                          801,338                   1,002,549
Finished portable storage units                        1,268,887                   1,368,223
                                           -------------------------        --------------------
                                               $       8,550,778            $     10,413,737
                                           =========================        ====================

NOTE D - Property, plant and equipment consisted of the following at:

                                                    December 31, 1998           March 31, 1999
                                                  -----------------------     ---------------------
        Land                                      $         777,668           $        777,668
        Vehicles and equipment                           15,963,099                 16,503,472
        Buildings and improvements                        7,211,833                  7,502,218
        Office fixtures and equipment                     3,404,320                  3,573,733
                                                  -----------------------     ---------------------
                                                         27,356,920                 28,357,091
        Less accumulated depreciation                    (7,094,182)                (7,527,760)
                                                  -----------------------     ---------------------
                                                  $      20,262,738           $     20,829,331
                                                  =======================     =====================

NOTE E - The Company maintains a portable storage unit lease fleet consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of March 31, 1999, the portable storage unit lease fleet was $80.0 million as compared to $76.6 million at December 31, 1998, net of accumulated depreciation of $2.8 million and $2.6 million, respectively.

NOTE F - The Company has adapted FASB No. 130 Reporting Comprehensive Income effective January 1, 1998. The Company has not incurred transactions that are within the definitions of "Comprehensive Income" and has not made any additional disclosures on the accompanying consolidated financial statements for the current year or for the similar period represented for the prior year.

NOTE G - The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's management approach includes those segments within its enterprise on which operating decisions are made based on evaluation of performance, results and profitability. The Company currently has one reportable segment, branch operations. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company's dealer program and the manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery systems. Previously, the Company had a corporate sales segment which related to specialty type product sales and included the Telecommunications and Modular divisions of the Company. This segment is now included in "other" as the modular program has been discontinued and the Company has de-emphasized the sales of the telecommunication division.

The Company evaluates performance and profitability, excluding major non-recurring transactions, before and after interest costs and income taxes. The Company does not account for intersegment revenues or expenses between its divisions.

The Company's reportable segment concentrates on the Company's core business of leasing, manufacturing, and selling portable storage and office units. Included in the branch operations segment are residual sales from the Company's dealer division that was discontinued in 1998. The operating segment has managers who meet regularly and are accountable to the chief operating decision maker for operating activities, financial results and ongoing plans including the influence of competition.

For the Quarter Ended:

                                                               Branch
                                                             Operations               Other               Combined
                                                          ------------------      ---------------      ---------------
March 31, 1998
Revenues from external customers                                $10,406,506            $ 339,717          $10,746,223
Allocated interest expense                                        1,488,742                1,410            1,490,152
Depreciation and amortization expense                               562,057              104,714              666,771
Provision for (benefit of) income taxes                             441,903              (86,451)             355,452
Segment profit (loss)                                               662,853             (129,676)             533,177

Segment assets - lease fleet                                     53,427,721            1,751,405           55,179,126
Segment assets - property, plant and equipment                   16,788,851            1,252,629           18,041,480
Expenditures for long-lived assets - lease fleet                  3,377,228                   --            3,377,228
Expenditures for long-lived assets - PPE                            308,733              140,151              448,884

March 31, 1999
Revenues from external customers                                $13,012,572            $ 154,576          $13,167,148
Allocated interest expense                                        1,586,773                   --            1,586,773
Depreciation and amortization expense                               709,348               99,123              808,471
Provision for (benefit of) income taxes                             916,552              (42,506)             874,046
Segment profit (loss)                                             1,374,826              (63,758)           1,311,068

Segment assets - lease fleet                                     79,984,932                   --           79,984,932
Segment assets - property, plant and equipment                   19,798,905            1,030,426           20,829,331
Expenditures for long-lived assets - lease fleet                  3,698,741                   --            3,698,741
Expenditures for long-lived assets - PPE                          1,453,459             (356,985)           1,096,474

NOTE H - SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Management believes the impact of adopting SFAS No. 133 will not have any material impact on the Company's financial statements.

NOTE I - The Company's senior lenders, led by BT Commercial Corporation, has increased the Company's revolving line of credit to $90 million, a 20% increase, effective as of March 31, 1999. There was $61.3 million of outstanding borrowings under the credit facility and $9.7 million of additional borrowings were available as of March 31, 1999.

On April 3, 1999 the Company signed an agreement to acquire substantially all of the assets of National Security Containers, L.L.C. (NSC), a privately owned portable storage leasing company, for $25.5 million. The acquisition was completed on April 30, 1999. NSC was headquartered in Phoenix, Arizona and operated nine leasing locations. Six of these locations operate in cities the Company already has branch leasing offices. The other three locations, Colorado Springs, Memphis and New Orleans, are new market locations for the Company. The Company currently has 16 leasing branches in 9 states.

NOTE K - On April 12, 1999, the Company filed a registration statement with the Securities and Exchange Commission for the sale to the public of 3.1 million shares of the Company's common stock. Of the shares sold, 2.5 million shares were sold by the Company and 600,000 shares were sold by selling shareholders. On May 11, 1999 the offering was closed and the Company received gross proceeds of $13.25 per share of common stock. Additionally, the Company has granted the underwriter of the public offering a 30-day option to purchase up to an additional 465,000 shares of common stock at the public offering price to cover any over-allotments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

         Total revenues for the three months ended March 31, 1999 increased by 22.5% to $13.2 million from $10.7 million for the same period in 1998. Leasing revenues for the three months ended March 31, 1999 increased by 33.2% to $10.0 million from $7.5 million in the first quarter of 1998. These increases resulted from a 35.2% increase in the average number of portable storage units on lease and a 1.5% increase in the average rent per unit. Our revenues from the sale of units for the three months ended March 31, 1999 decreased by 3.4% to $3.0 million from $3.1 million in the same period in 1998.

         Cost of sales for the three months ended March 31, 1999 decreased to 65.5% of sales revenues from 68.6% of sales revenues in the first quarter in 1998. The improvement in the profit margin on sales resulted from sales of portable storage units in which we had a relatively lower cost basis, as well as additional plant efficiencies at our manufacturing facilities and lower costs on major manufacturing materials, primarily steel.

         Leasing, selling and general expenses increased to $6.6 million, or 50.2% of total revenues, for the three months ended March 31, 1999 as compared to $5.6 million, or 51.8% of total revenues for the same period in 1998. The increase in expenses primarily relates to the new branch locations we acquired or started in 1998, that were not in operation during the first quarter of 1998, in addition to other sales and administrative expenses related to an increase in the leasing business from the prior year.

         Depreciation and amortization expenses increased by $142,000 or 6.1% of total revenues during the three months ended March 31, 1999 from $667,000, or 6.2%, during the same period in 1998. This increase resulted from our larger lease fleet and our new locations added during 1998.

         Our operating margin increased to 28.6% for the three months ended March 31, 1999 from 22.0% for the same period in 1998. Operating margins are typically higher on leasing activities than on portable storage unit sales and are also increasing as we take advantage of economies of scale being achieved in our core leasing business. As a result, income from operations increased by 59.1% to $3.8 million for the three months ended March 31, 1999 from $2.4 million for the same period in 1998.

         Interest expense increased by 6.5% to $1.6 million for the three months ended March 31, 1999 from $1.5 million for the same period in 1998 as a result of higher average debt outstanding during 1999. Our average debt outstanding increased by 34.3%, primarily to finance a $29.7 million increase in our lease fleet since March 31, 1998. This borrowing primarily was under our credit facility. The weighted average interest rate declined to 7.9% for the three months ended March 31, 1999 from 9.6% for the same period in 1998, excluding amortization of debt issuance costs. This decline primarily resulted from an amendment of our credit facility, in March, 1998 and the interest rate swap (discussed below), which resulted in a lower interest rate on our borrowings.

         We reported net income for the three months ended March 31, 1999 of $1.3 million, or $0.15 per diluted share of common stock, compared to net income for the same period in 1998 of $533,000, or $0.07 per diluted share of common stock. This 145.9% increase was primarily due to higher leasing revenues in 1999, partially offset by increased leasing, selling and administrative costs. Our effective tax rate was 40% for both 1999 and 1998. We had a 4.1% increase in the number of common and common share equivalents outstanding in 1999 due to the exercise of underwriters warrants issued in connection with our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Our leasing and manufacturing business are very capital intensive. We finance our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.

         On May 11, 1999, we received net proceeds of $31.1 million in connection with the closing of a public offering of 2.5 million shares of our common stock.

         Operating Activities. Our operations provided net cash flow of $1.5 million in the three months ended March 31, 1999 and $105,000 in the same period in 1998. This increased cash flow resulted primarily from our higher net income resulting from higher leasing revenues and improved operating margins.

         Investing Activities. Net cash used in investing activities was $4.8 million for the three months ended March 31, 1999 and $5.2 million for the same period in 1998. This use of cash primarily is for higher levels of capital expenditures for lease fleet expansion. In 1998, this included $1.4 million for acquisitions in the quarter ended March 31, 1998. Capital expenditures for our lease fleet were $3.7 million for the three months ended March 31, 1999 and $3.4 million for the same period in 1998, excluding acquisitions. Capital expenditures for property, plant and equipment were $1.1 million for the three months ended March 31, 1999 and $449,000 for the same period in 1998, excluding acquisitions.

         Financing Activities. Net cash provided by financing activities was $3.3 million for the three months ended March 31, 1999 and $4.6 million for the same period in 1998. During the three months ended March 31, 1999, net cash provided by financing activities was primarily provided by $4.2 million of net borrowings under our credit facility and $639,000 of gross proceeds from the exercise of warrants and options to purchase shares of our common stock. This was partially offset by $1.5 million in principal payments on certain debt obligations. During the first quarter of 1998, the net cash provided by financing activities was primarily provided by $5.2 million of net proceeds from the exercise of warrants issued in connection with our initial public offering.

         Effective in September 1998, the Company entered into an Interest Rate Swap Agreement (the Agreement), under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that the rate is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate.

         Since March 1996, our principal source of liquidity has been our credit facility, which currently consists of a $90 million revolving line of credit and a $6 million term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 1999, we had $61.3 million of outstanding borrowings under our credit facility, and $9.7 million of additional borrowings were available based on our borrowing formula.

         We believe that our working capital, together with our cash flow from operations, borrowing under our $90.0 million credit facility, the net proceeds of our recent public offering and other available funding sources will be sufficient to fund our operations for the next 12 months. We believe that in order to maintain historical growth rates we may be required to obtain additional debt financing and to raise additional equity capital in the future. However, we cannot assure that we can obtain the necessary debt or equity financing on acceptable terms.

         Subsequent Events. On April 30, 1999, we acquired substantially all of the assets of National Security Containers, L.L.C., a portable storage leasing company, for total consideration of $25.5 million. We paid $17.5 million in cash and issued shares of our redeemable Series B preferred stock valued at $8.0 million.

         On May 11, 1999, we received approximately $31.1 million of net proceeds, after deducting underwriting discounts, from the public sale of 2.5 million shares of common stock. Selling stockholders sold 600,000 shares of common stock in the offering. We did not receive any proceeds from the sales by the stockholders.

         We intend to use the net proceeds to fund our fleet and branch expansion, for working capital and to redeem our Series B preferred stock which we issued in payment of a portion of the purchase price in our acquisition of substantially all of the assets of National Security Containers, L.L.C. Pending these uses, we will use the net proceeds to reduce borrowings outstanding under our credit facility.

         As of May 11, 1999, after the acquisition of the assets of National Security Containers and the closing of our public offering and the application of the net proceeds, we had $60.5 million of outstanding borrowings under our credit facility and $23.5 million of additional borrowings were available. In addition, we had a cash equivalent balance of approximately $13.3 million.

SEASONALITY

         Although demand from some of our customers is somewhat seasonal, our operations as a whole have not been very seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarters of the past several years.

YEAR 2000 COMPLIANCE AND EXPENDITURES

         The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize only two digits in the date field and, as a result, may interpret "00" incorrectly as the year 1900 rather than as the year 2000. This incorrect recognition has the potential to generate application failures or erroneous data. We rely on certain outside vendors in the banking, payroll and invoicing processing areas with whom we exchange electronic data. We have been advised by these vendors that their services are or will be Year 2000 compliant. The result of major systems failures or miscalculations in areas such as (a) shipping and receiving of product (b) billing and payment records (c) availability of utilities, telephones, data and other essential services could have a material adverse effect on our business and results of operations.

         We have assessed and are near completion, where we identified Year 2000 problems existed, all necessary modifications and upgrades to our business systems to be Year 2000 compliant. We have been advised by certain vendors of our telecommunication systems that their voice mail systems are not Year 2000 compliant. We are addressing those concerns now and intend to upgrade those systems before the year 2000. Our primary software was made Year 2000 compliant in 1998 and the other software and operating systems are being modified to become Year 2000 compliant when we or the software vendor have identified a Year 2000 problem exists. We expect to incur total costs of less than $50,000 to address any remaining Year 2000 issues and to be compliant by the end of the third quarter of 1999. This estimate does not include any costs that may be incurred by us as a result of the failure of any supplier or customer of ours or any other party with whom we do business to become Year 2000 compliant.

         Inquiries have been made of our major suppliers and customers as to their Year 2000 readiness. We have obtained information from our third party suppliers, including external service providers and financial institutions. The objective is to confirm their plans and status of readiness to become Year 2000 compliant in order to better understand and evaluate how their respective Year 2000 issues may affect our operations and in order to assess any possible risks of non-compliance.

         Numerous factors could cause the expected cost and completion dates to differ from the above estimates. Contingency plans, primarily manual processing, are in place should it become necessary. There can be no assurance that we have identified all potential Year 2000 issues within our operating systems or with our external suppliers and third party service providers. We currently believe that the Year 2000 issue will not have a material impact on our financial condition, results of operations or cash flows. We are capable of operating manually should an unanticipated disruption occur as a result of any unidentified Year 2000 issue.

EFFECTS OF INFLATION

         Our results of operations for the periods discussed have not been significantly affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We seek to reduce earnings and cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

         An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receives a variable interest rate. At March 31, 1999, there were no material changes in the reported market risks since December 31, 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding our ability to meet its obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our credit facility (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. We issued 2.5 million shares of common stock in May 1999, in a public offering pursuant to a Registration Statement. That Registration Statement and the Prospectus, dated May 6, 1999, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. Our filings with the SEC, including the Prospectus, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

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

                                                   MOBILE MINI, INC.
                                                     (Registrant)



Dated:  May 17, 1999                                  /s/ Larry Trachtenberg
                                                      --------------------------
                                                       Larry Trachtenberg
                                                       Chief Financial Officer &
                                                        Executive Vice President