Form 10-Q
period 1999-06-30
MOBILE MINI INC
filed 1999-08-11
CIK 911109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________


                         Commission File Number 1-12804


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

Yes      X     No           .

         As of August 9, 1999, there were outstanding 11,358,416 shares of the issuer's common stock, par value $.01.

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                       FOR THE QUARTER ENDED JUNE 30, 1999

                             TABLE OF CONTENTS                                               PAGE
                                                                                             NUMBER

                                     PART I.
                              FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets                                                            3
               December 31, 1998 and June 30, 1999

          Consolidated Statements of Operations                                                  4
               Three Months and Six Months ended June 30, 1998 and June 30, 1999

          Consolidated Statements of Cash Flows                                                  6
               Six Months Ended June 30, 1998 and June 30, 1999

          Notes to Consolidated Financial Statements                                             7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                     13

                                    PART II.
                                OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                                       19

                                   SIGNATURES                                                    20

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                                                December 31, 1998      June 30, 1999
                                                                                -----------------      ------------
CASH AND CASH EQUIVALENTS                                                          $  1,030,138        $    724,873
RECEIVABLES, net of allowance for doubtful accounts of
  $1,085,000 and $1,499,000, respectively                                             6,254,938           7,227,763
INVENTORIES                                                                           8,550,778          11,124,572
PORTABLE STORAGE UNIT LEASE FLEET, net                                               76,589,831         100,547,901
PROPERTY PLANT AND EQUIPMENT, net                                                    20,262,738          22,125,730
DEPOSITS AND PREPAID EXPENSES                                                           787,426             810,216
OTHER ASSETS, net                                                                     3,314,384          13,140,333
                                                                                   ------------        ------------
         Total assets                                                              $116,790,233        $155,701,388
                                                                                   ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                   $  2,953,833        $  4,534,175
ACCRUED LIABILITIES                                                                   3,858,165           5,316,476
LINE OF CREDIT                                                                       57,183,576          52,650,601
NOTES PAYABLE                                                                         4,819,976           3,999,649
OBLIGATIONS UNDER CAPITAL LEASES                                                      3,196,021           1,888,897
SUBORDINATED NOTES, net                                                               6,700,038           6,726,120
DEFERRED INCOME TAXES                                                                 8,206,830          10,209,416
                                                                                   ------------        ------------
         Total liabilities                                                           86,918,439          85,325,334
                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 17,000,000 shares authorized, 7,966,863 and
    11,144,366 issued and outstanding at December 31, 1998 and June
    30, 1999, respectively                                                               79,669             111,446
  Additional paid-in capital                                                         22,054,927          59,758,877
  Common stock to be issued, 85,468 shares, at December 31, 1998                        500,000                  --
  Retained earnings                                                                   7,237,198          10,505,731
                                                                                   ------------        ------------
         Total stockholders' equity                                                  29,871,794          70,376,054
                                                                                   ------------        ------------
         Total liabilities and stockholders' equity                                $116,790,233        $155,701,388
                                                                                   ============        ============

           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended June 30,
                                                    ---------------------------------

                                                       1998                 1999
                                                    ------------         ------------
REVENUES:
  Leasing                                           $  8,246,006         $ 12,581,818
  Sales                                                6,070,060            3,034,923
  Other                                                   84,416               74,871
                                                    ------------         ------------
                                                      14,400,482           15,691,612

COSTS AND EXPENSES:
  Cost of sales                                        4,557,310            2,038,843
  Leasing, selling and general expenses                6,219,073            7,728,935
  Depreciation and amortization                          703,701              979,478
                                                    ------------         ------------
INCOME FROM OPERATIONS                                 2,920,398            4,944,356

OTHER INCOME (EXPENSE):
  Interest income                                          5,398               22,742
  Interest expense                                    (1,348,973)          (1,668,125)
                                                    ------------         ------------
INCOME BEFORE PROVISION FOR INCOME TAXES               1,576,823            3,298,973

PROVISION FOR INCOME TAXES                               630,729            1,319,590
                                                    ------------         ------------

NET INCOME                                               946,094            1,979,383
PREFERRED STOCK DIVIDEND                                      --               21,918
                                                    ------------         ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $    946,094         $  1,957,465
                                                    ============         ============

EARNINGS PER SHARE:
BASIC                                               $       0.12         $       0.20
                                                    ============         ============
DILUTED                                             $       0.11         $       0.19
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                  7,948,392            9,823,258
                                                    ============         ============
DILUTED                                                8,476,643           10,352,020
                                                    ============         ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six Months Ended June 30,
                                                   ---------------------------------
                                                      1998                  1999
                                                   ------------         ------------
REVENUES:
  Leasing                                          $ 15,758,918         $ 22,590,177
  Sales                                               9,198,460            6,058,307
  Other                                                 189,327              210,276
                                                   ------------         ------------
                                                     25,146,705           28,858,760

COSTS AND EXPENSES:
  Cost of sales                                       6,704,887            4,019,049
  Leasing, selling and general expenses              11,783,454           14,339,822
  Depreciation and amortization                       1,370,472            1,787,949
                                                   ------------         ------------
INCOME FROM OPERATIONS                                5,287,892            8,711,940

OTHER INCOME (EXPENSE):
  Interest income                                        16,685               27,045
  Interest expense                                   (2,839,125)          (3,254,898)
                                                   ------------         ------------
INCOME BEFORE PROVISION FOR INCOME TAXES              2,465,452            5,484,087

PROVISION FOR INCOME TAXES                              986,181            2,193,636
                                                   ------------         ------------

NET INCOME                                            1,479,271            3,290,451
PREFERRED STOCK DIVIDEND                                     --               21,918
                                                   ------------         ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS        $  1,479,271         $  3,268,533
                                                   ============         ============

EARNINGS PER SHARE:
BASIC                                              $       0.19         $       0.37
                                                   ============         ============
DILUTED                                            $       0.18         $       0.35
                                                   ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                 7,695,913            8,932,915
                                                   ============         ============
DILUTED                                               8,292,986            9,432,547
                                                   ============         ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended June 30,
                                                                     ---------------------------------
                                                                          1998                1999
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  1,479,271         $  3,290,451
Adjustments to reconcile income to net cash provided by
  operating activities:
     Provision for doubtful accounts receivable                           385,698              564,838
     Amortization of deferred loan costs                                  306,972              302,344
     Amortization of warrants issuance discount                            26,082               26,082
     Depreciation and amortization                                      1,370,472            1,787,949
     (Gain) loss on disposal of property, plant and equipment              (3,541)              32,615
     Deferred income taxes                                                986,130            2,193,586
     Changes in certain assets and liabilities, net of effect
       of businesses acquired:
       Increase in receivables                                           (813,083)            (702,946)
       Increase in inventories                                         (2,678,107)          (2,513,310)
       Decrease in deposits and prepaid expenses                          199,612              102,227
       Decrease (increase) in other assets                                (31,472)             260,977
       Increase in accounts payable                                     1,398,542            1,506,781
       (Decrease) increase in accrued liabilities                        (334,559)             607,770
                                                                     ------------         ------------

       Net cash provided by operating activities                        2,292,017            7,459,364
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                    (1,944,446)         (25,500,000)
  Net purchases of portable storage unit lease fleet                   (7,984,965)         (10,213,200)
  Net purchases of property, plant, and equipment                      (1,493,184)          (1,816,267)
                                                                     ------------         ------------

       Net cash used in investing activities                          (11,422,595)         (37,529,467)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                     6,481,846           (4,532,975)
  Deferred financing costs                                               (300,000)                  --
  Principal payments on notes payable                                    (833,453)            (820,327)
  Principal payments on capital lease obligations                      (1,764,017)          (2,095,669)
  Exercise of warrants                                                  5,157,757              600,161
  Issuance of common stock                                                     --           36,635,566
  Preferred stock dividend                                                     --              (21,918)
                                                                     ------------         ------------

       Net cash provided by financing activities                        8,742,133           29,764,838
                                                                     ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (388,445)            (305,265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                1,005,204            1,030,138
                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    616,759         $    724,873
                                                                     ============         ============


          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.


Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.


NOTE B - The Company adopted SFAS No. 128 Earnings per Share in 1997. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. The following table shows the computation of earnings per share for the three month period and the six month period ended June 30:

                                                                     Three months                           Six months
                                                                    ended June 30,                         ended June 30,
                                                                1998               1999              1998               1999
                                                            -----------        -----------        -----------        -----------
BASIC:
Common shares outstanding, beginning of period                6,799,524          7,966,863          6,799,524          7,966,863
Effect of weighting shares:
   Weighted common shares issued                              1,063,400          1,856,395            820,365            966,052
   Common stock to be issued                                     85,468                 --             76,024                 --
                                                            -----------        -----------        -----------        -----------
Weighted average number of common shares outstanding
                                                              7,948,392          9,823,258          7,695,913          8,932,915
                                                            -----------        -----------        -----------        -----------

Net income available to common shareholders                 $   946,094        $ 1,957,465        $ 1,479,271        $ 3,268,533
                                                            ===========        ===========        ===========        ===========

Earnings per share                                          $      0.12        $      0.20        $      0.19        $      0.37
                                                            ===========        ===========        ===========        ===========

DILUTED:
Common shares outstanding, beginning of period                6,799,524          7,966,863          6,799,524          7,966,863
Effect of weighting shares:
   Weighted common shares issued                              1,063,400          1,856,395            820,365            966,052
   Employee stock options                                       339,707            412,236            296,353            384,101
   Warrants                                                     100,681            116,526            230,051            112,243
   Stock purchase options                                        87,863                 --             70,669              3,288
   Common stock to be issued                                     85,468                 --             76,024                 --
                                                            -----------        -----------        -----------        -----------
Weighted average number of common and
common equivalent shares outstanding                          8,476,643         10,352,020          8,292,986          9,432,547
                                                            -----------        -----------        -----------        -----------

Net income available to common shareholders                 $   946,094        $ 1,957,465        $ 1,479,271        $ 3,268,533
                                                            ===========        ===========        ===========        ===========

Earnings per share                                          $      0.11        $      0.19        $      0.18        $      0.35
                                                            ===========        ===========        ===========        ===========

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                   December 31, 1998     June 30, 1999
                                   -----------------    ----------------
Raw material and supplies              $ 6,480,553        $ 9,467,449
Work-in-process                            801,338            714,763
Finished portable storage units          1,268,887            942,360
                                       -----------        -----------
                                       $ 8,550,778        $11,124,572
                                       ===========        ===========

NOTE D - Property, plant and equipment consisted of the following at:

                                   December 31, 1998     June 30, 1999
                                   -----------------     -------------
Land                                 $    777,668         $    777,668
Vehicles and equipment                 15,963,099           18,291,610
Buildings and improvements              7,211,833            7,403,956
Office fixtures and equipment           3,404,320            3,691,713
                                     ------------         ------------
                                       27,356,920           30,164,947
Less accumulated depreciation          (7,094,182)          (8,039,217)
                                     ------------         ------------
                                     $ 20,262,738         $ 22,125,730
                                     ============         ============

NOTE E - The Company maintains a portable storage unit lease fleet consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of June 30, 1999, the portable storage unit lease fleet was $100.5 million as compared to $76.6 million at December 31, 1998, net of accumulated depreciation of $3.2 million and $2.6 million, respectively.

NOTE F - The Company adapted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. The Company has not incurred transactions that are within the definitions of "Comprehensive Income" and has not made any additional disclosures on the accompanying consolidated financial statements for the current year or for the similar period in the prior year.

NOTE G - The Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's management approach includes evaluating its enterprise on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, branch operations. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company's discontinued dealer program and the manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery systems. Previously, the Company had a corporate sales segment which related to specialty type product sales and included the Telecommunications and Modular divisions of the Company. This segment is now included in "other" as the modular program was discontinued and the Company has de-emphasized the sales of telecommunications units.

The Company evaluates performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. The Company does not account for intersegment revenues or expenses between its divisions.

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

For the Three Months Ended:

                                                   Branch
                                                  Operations           Other             Combined
                                                 -----------        -----------         -----------
June 30, 1998
Revenues from external customers                 $11,422,926        $ 2,977,556         $14,400,482
Segment profit before allocated interest,
depreciation and amortization expense              4,833,832         (1,096,483)          3,737,349
Allocated interest expense                         1,347,688              1,285           1,348,973
Depreciation and amortization expense                596,740            106,961             703,701
Segment profit                                       879,153             66,941             946,094

June 30, 1999
Revenues from external customers                 $14,879,997        $   811,615         $15,691,612
Segment profit before allocated interest,
depreciation and amortization expense              7,303,764         (1,209,836)          6,093,928
Allocated interest expense                         1,668,125                 --           1,668,125
Depreciation and amortization expense                879,072            100,406             979,478
Segment profit                                     1,921,182             36,283           1,957,465

For the Six Months Ended:

                                                   Branch
                                                  Operations           Other             Combined
                                                 -----------        -----------         -----------
June 30, 1998
Revenues from external customers                 $21,829,432        $ 3,317,273         $25,146,705
Segment profit before allocated interest,
depreciation and amortization expense              9,330,663         (2,465,505)          6,865,158
Allocated interest expense                         2,836,430              2,695           2,839,125
Depreciation and amortization expense              1,158,797            211,675           1,370,472
Segment profit (loss)                              1,542,006            (62,735)          1,479,271

June 30, 1999
Revenues from external customers                 $27,892,569        $   966,191         $28,858,760
Segment profit before allocated interest,
depreciation and amortization expense             13,375,114         (2,583,364)         10,791,750
Allocated interest expense                         3,254,898                 --           3,254,898
Depreciation and amortization expense              1,588,420            199,529           1,787,949
Segment profit                                     3,218,235             50,298           3,268,533

As of:


                                                         Branch
                                                        Operations              Other             Combined
                                                       -----------          -----------         -----------
June 30, 1998
Segment assets - lease fleet                            $ 60,059,816        $         --        $ 60,059,816
Segment assets - property, plant and equipment            17,531,694           1,161,436          18,693,130
Expenditures for long-lived assets - lease fleet           7,984,965                  --           7,984,965
Expenditures for long-lived assets - PPE                   1,460,734              32,450           1,493,184

June 30, 1999
Segment assets - lease fleet                            $100,547,901        $         --        $100,547,901
Segment assets - property, plant and equipment            21,137,201             988,529          22,125,730
Expenditures for long-lived assets - lease fleet          10,315,121                  --          10,315,121
Expenditures for long-lived assets - PPE                   1,626,016             190,251           1,816,267

NOTE H - SFAS 133 Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Management believes the impact of adopting SFAS No. 133 will not have any material impact on the Company's financial statements.

NOTE I - The Company's senior lenders, led by BT Commercial Corporation, increased the Company's revolving line of credit to $90 million effective March 31, 1999. As of June 30, 1999, there was $52.7 million of outstanding borrowings under the credit facility and $35.4 million of additional borrowings were available based on the Company's borrowing formula.

NOTE J - The Company commenced operations in Tulsa, Oklahoma in the first quarter of 1999. The Tulsa branch is serviced primarily from the Company's Oklahoma City branch.

On April 30, 1999 the Company acquired substantially all of the assets of National Security Containers, L.L.C. (NSC), a privately owned portable storage leasing company, for $25.5 million. Goodwill, of approximately $10.2 million, is amortized using the straight line method over 25 years from the date of acquisition. NSC was headquartered in Phoenix, Arizona and operated nine leasing locations. Six of these locations operate in cities the Company already had branch leasing offices. The other three locations, Colorado Springs, Memphis and New Orleans, were new market locations for the Company.

The NSC acquisition was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The total cost of the acquisition was made up of the following:

          Cash                                              $ 17,500,000
          Mandatorily redeemable preferred stock               8,000,000
          Other acquisition costs                                765,000
                                                            ------------
                                                            $ 26,265,000
                                                            ============

The purchase price has preliminarily been allocated as follows:

          Tangible assets                                   $  16,515,000
          Goodwill                                             10,166,000
          Receivables, net                                        835,000
          Covenant not to compete                                 250,000
          Prepaid expenses and deposits                            87,000
          Assumed liabilities                                  (1,588,000)
                                                            -------------
                                                            $  26,265,000
                                                            =============

The following unaudited pro forma combined financial information for the year ended December 31, 1998 gives effect to the acquisition as if it had been consummated January 1, 1998. The following unaudited pro forma combined financial information for the six months ended June 30, 1999 gives effect to the acquisition as if it had been consummated January 1, 1999.

The 1999 unaudited pro forma combined financial information does not purport to project what the Company's actual results of operations would have been for the current period or for any future period.





                                         Year Ended December 31, 1998             Six Months Ended June 30, 1999
                                                               Pro Forma                                  Pro Forma
                                        Historical             Combined              Historical           Combined
                                        ----------             --------              ----------           --------
Revenue                               $   52,676,531        $   59,872,992        $   28,858,760        $   31,833,897
Net income available to common
shareholders                          $    4,483,937        $    4,271,647        $    3,268,533        $    3,064,334
Earnings per share - basic            $         0.57        $         0.54        $         0.37        $         0.34
Earnings per share - diluted          $         0.53        $         0.51        $         0.35        $         0.32

Pro Forma adjustments include adjustments to:

         Amortized the non-competition agreement on a straight line basis over 5 years.

         Increase depreciation for the increase in the containers and decrease in the vehicles and equipment carrying value to fair value.

         Reflect the amortization of goodwill recorded in connection with the acquisition, calculated based on a 25 year life.

         Eliminate the predecessor's interest expense related to debt not assumed, and record interest expense on debt issued or assumed in connection with the acquisition.

         Record the estimate tax provision associated with the pro forma adjustments for the acquisition and to record the tax provision for the acquired company which was a limited liability company for income tax purposes for all periods prior to its acquisition by the Company. The effective income tax rate used was 40%.

         Record dividends on the Series B Manditorily Redeemable Preferred
         Stock.

On July 1, 1999 the Company completed the acquisition of Mobile Storage Systems, Inc., a privately owned portable storage leasing company operating in Salt Lake City, Utah, for $1.6 million. Including this acquisition, the Company operates 17 leasing branches in 10 states.

NOTE K - On May 11, 1999, the Company completed a public offering of 3.1 million shares of the Company's common stock. Of the shares sold, 2.5 million shares were sold by the Company and 600,000 shares were sold by selling shareholders. The Company received gross proceeds of $13.25 per share of common stock. Additionally, the underwriters exercised their overallotment option to purchase an additional 465,000 shares of common stock at the public offering price, resulting in additional gross proceeds to the Company of approximately $6.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998

         Total revenues for the quarter ended June 30, 1999 increased by 9.0% to $15.7 million from $14.4 million for the same period in 1998. Leasing revenues for the quarter increased by 52.6% to $12.6 million from $8.2 million in the same period of 1998. The increase in leasing revenues resulted from a 48.0% increase in the average number of portable storage units on lease and a 3.1% higher average rent per unit. Leasing revenues in the current year included two months of operations of National Security Containers ("NSC") which was acquired on April 30, 1999. Our sale of portable storage units for the three months ended June 30, 1999 decreased by 50.0% to $3.0 million from $6.1 million in the same period in 1998. Included in the second quarter 1998 sales was a $1.9 million, one-time sale of our remaining modular buildings at virtually no profit. Excluding this transaction, 1998 second quarter sales would have been $4.1 million compared to $3.0 million for the same period in 1999. This reduction in sales primarily results from our de-emphasis of dealer and telecommunications sales programs.

         Cost of sales for the quarter ended June 30, 1999 decreased to 67.2% of sales revenues from 75.1% of sales revenues in the same quarter in 1998. The 1998 profit margin was adversely effected by the final sales of our remaining modular buildings. In addition, we attained certain plant efficiencies achieved at our manufacturing facilities and paid lower costs for major manufacturing materials in 1999.

         Leasing, selling and general expenses increased to $7.7 million, or 49.3% of total revenues, for the quarter ended June 30, 1999 as compared to $6.2 million, or 43.2% of total revenues, for the quarter ended June 30, 1998. The increase in expenses relates to the new branch locations we acquired or started in 1998 and 1999, that were not in operation during the first quarter of 1998, in addition to other sales, administrative and operating expenses related to an increase in the leasing business both in absolute terms and as a percentage of the total business from the prior year.

         Depreciation and amortization expenses increased by approximately $276,000 to $979,500 during the 1999 quarter, as compared to $704,000 during the same period in 1998. This expense was 6.2% of total revenues during the 1999 quarter, compared to approximately 4.9%, during the same period in 1998. This increase resulted from our larger lease fleet and our new locations added during 1998 and 1999.

         Our operating margin was 31.5% during the quarter ended June 30, 1999, compared to 20.3% for the same period in 1998. Our operating margins are typically higher on leasing activities than on the sales of units and are also increasing as we take advantage of economies of scale being achieved in our core leasing business. As a result, income from operations increased by 69.3% to $4.9 million for the quarter ended June 30, 1999 from $2.9 million for the same period in 1998.

         Interest expense increased by 23.7% to $1.7 million for the three months ended June 30, 1999 from $1.3 million for the same period in 1998 as a result of higher average debt outstanding during 1999. Our average debt outstanding increased by 35.0%, primarily to finance the increase in our lease fleet. This borrowing primarily was under our credit facility. The weighted average interest rate declined to 7.9% for the three months ended June 30, 1999 from 8.8% for the same period in 1998, excluding amortization of debt issuance costs. This decline primarily resulted from an interest rate reduction under our credit facility, in March, 1998 and the interest rate swap discussed below under "Liquidity and Capital Resources", which resulted in a lower interest rate on our borrowings.

         We reported net income available to common shareholders for the three months ended June 30, 1999 of $2.0 million, or $0.19 per diluted share of common stock, compared to net income for the same period in 1998 of $946,000, or $0.11 per diluted share of common stock. This 106.9% increase was primarily due to higher operating margins in 1999. Our effective tax rate was 40% for both 1999 and 1998. We had a 22.1% increase in the number of common and common share equivalents outstanding in 1999 due primarily to the sale of approximately 3.0 million shares of common stock in a public offering in May 1999.

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998

         Total revenues for the six months ended June 30, 1999 increased by 14.8% to $28.9 million from $25.1 million for the six months ended June 30, 1998. Leasing revenues for the six months ended June 30, 1999 increased by 43.3% to $22.6 million from $15.8 million in the same period of 1998. These increases resulted from a 41.8% increase in the average number of portable storage units on lease and a 1.1% higher average rental per unit. Leasing revenues in the current year included two months of operations of National Security Containers ("NSC") which was acquired on April 30, 1999. Our sale of portable storage units for the six months ended June 30, 1999 decreased by 34.1% to $6.1 million from $9.2 million in the same period in 1998. This reduction in sales primarily results from the inclusion in 1998 revenues of a sale of our remaining modular building inventory and from our de-emphasis of dealer and telecommunication sales programs.

         Cost of sales for the six months ended June 30, 1999 decreased to 66.3% of sales revenues from 72.9% of sales revenues in the same period in 1998. The 1998 profit margin was adversely effected by the final sales of our remaining modular buildings. This improvement in profit margin on sales is attributable to sales of portable storage units in which we had a relatively low cost basis, efficiencies achieved at our manufacturing facilities and lower costs paid for major manufacturing materials in 1999.

         Leasing, selling and general expenses increased to $14.3 million, or 49.7% of total revenues, for the six months ended June 30, 1999 as compared to $11.8 million, or 46.9% of total revenues, for the six months ended June 30, 1998. The increase in expenses relates to the new branch locations we acquired or started in 1998 and 1999, that were not in operation during 1998, in addition to other sales, administrative and operating expenses related to an increase in the leasing business compared to the prior year.

         Depreciation and amortization expenses increased by $417,000, to $1.8 million or 6.2% of total revenues during the six months ended June 30, 1999 from $1.4 million, or 5.4% of total revenues, during the same period in 1998. This increase resulted from our larger lease fleet and our new locations added during 1998.

         Our operating margin increased to 30.2% for the six months ended June 30, 1999 from 21.0% for the same period in 1998. Our operating margins are typically higher on leasing activities than on portable storage unit sales and are also increasing as we take advantage of economies of scale being achieved in our core leasing business. As a result, income from operations increased by 64.8% to $8.7 million for the six months ended June 30, 1999 from $5.3 million for the same period in 1998.

         Interest expense increased by 14.6% to $3.3 million for the six months ended June 30, 1999 from $2.8 million for the same period in 1998 as a result of higher average debt outstanding during 1999. Our average debt outstanding increased by 34.7%, primarily to finance the increase in our lease fleet.

This borrowing primarily was under our credit facility. The weighted average interest rate declined to 7.9% for the six months ended June 30, 1999 from 9.1% for the same period in 1998, excluding amortization of debt issuance costs. This decline primarily resulted from an interest rate reduction under our credit facility, in March, 1998 and the interest rate swap discussed below, which resulted in a lower interest rate on our borrowings.

         We reported net income available to common shareholders for the six months ended June 30, 1999 of $3.3 million, or $0.35 per diluted share of common stock, compared to net income for the same period in 1998 of $1.5 million, or $0.18 per diluted share of common stock. This 121.0% increase was primarily due to higher leasing revenues in 1999, partially offset by increased leasing, selling and administrative costs. Our effective tax rate was 40% for both 1999 and 1998. We had a 13.7% increase in the number of weighted average common and common share equivalents outstanding in 1999 due primarily to the sale of approximately 3.0 million shares of common stock in addition to the exercise of underwriters warrants issued in connection with our initial public offering. Our common stock outstanding at the end of June 30, 1999 increased 41.6% to 11.1 million shares as compared to 7.9 million shares outstanding at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our leasing and manufacturing business is very capital intensive. We finance our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.

         In May and June, 1999, we received net proceeds of $36.9 million in connection with the closing of a public offering of approximately 3.0 million shares of our common stock.

         Operating Activities. Our operations provided net cash flow of $7.5 million in the six months ended June 30, 1999 and $2.3 million in the same period in 1998. This increased cash flow resulted primarily from our higher net income resulting from higher leasing revenues and improved operating margins and an increase in inventories and receivables, partially offset by increased accounts payable and accrued liabilities. These increases primarily are related to the growth in our portable storage unit lease fleet.

         Investing Activities. Net cash used in investing activities was $37.5 million for the six months ended June 30, 1999 and $11.4 million for the same period in 1998. This use of cash primarily is for higher levels of capital expenditures for portable storage unit lease fleet expansion. This included an expenditure of $25.5 million for the NSC acquisition in the quarter ended June 30, 1999. Capital expenditures for our lease fleet were $10.2 million for the six months ended June 30, 1999 and $8.0 million for the same period in 1998. Capital expenditures for property, plant and equipment were $1.8 million for the six months ended June 30, 1999 and $1.5 million for the same period in 1998, excluding the NSC acquisition.

         Financing Activities. Net cash provided by financing activities was $29.8 million for the six months ended June 30, 1999 and $8.7 million for the same period in 1998. During the six months ended June 30, 1999, net cash provided by financing activities was primarily provided by the sale of our common stock (approximately 3.0 million shares) which resulted in net proceeds to us of approximately $36.9 million after deducting underwriting discounts. These proceeds initially were used to pay down our line of credit and to redeem our Series B preferred stock of $8.0 million which we issued in payment of a portion of the purchase price in our acquisition of NSC. We also received net proceeds of $600,000 from the exercise of warrants during the six month period. Including these, we had a net repayment, net of working capital borrowings, of $4.5 million under our credit facility. Our cash provided by financing activities was partially offset by $2.9 million in principal payments and pre-payments on certain higher interest rate debt obligations. During 1998, the net cash provided by financing activities was primarily provided by $5.2 million of net proceeds from the exercise of warrants issued in connection with our initial public offering and net borrowings of $6.5 million under the credit facility.

         Effective in September 1998, the Company entered into an Interest Rate Swap Agreement (the Agreement), under which the Company is designated as the fixed rate payer with a base rate of 5.5% per annum. Under the Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that the rate is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate.

         Since March 1996, our principal source of liquidity has been our credit facility, which currently consists of a $90 million revolving line of credit and a $6 million term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of June 30, 1999, we had $52.7 million of outstanding borrowings under our credit facility, and $35.4 million of additional borrowings were available based on our borrowing formula.

         We believe that our working capital, together with our cash flow from operations, borrowing under our $90.0 million credit facility, the net proceeds of our recent public offering and other available funding sources will be sufficient to fund our operations for the next 12 months. We believe that in order to maintain our growth rate we may be required to obtain additional debt financing and to raise additional equity capital in the future. However, there is no assurance that we will be able to continue to obtain debt or equity financing on acceptable terms.

         Subsequent Events. On July 1, 1999, we acquired substantially all of the assets of Mobile Storage Systems, Inc., a portable storage leasing company operating in Salt Lake City for $1.6 million in cash.

         As of August 9, 1999, after the acquisition costs of NSC and Mobile Storage Systems, Inc., we had $55.7 million of outstanding borrowings under our credit facility and $34.3 million of additional borrowings were available.

SEASONALITY

         Although demand from some of our customers is somewhat seasonal, our operations as a whole have not been seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarters of the past several years.

YEAR 2000 COMPLIANCE AND EXPENDITURES

         The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize only two digits in the date field and, as a result, may interpret "00" incorrectly as the year 1900 rather than as the year 2000. This incorrect recognition has the potential to generate application failures or erroneous data. We rely on certain outside vendors in the banking, payroll and invoicing processing areas with whom we exchange electronic data. These vendors have advised us that their services are or will be Year 2000 compliant. The result of major systems failures or miscalculations in areas such as (a) shipping and receiving of product (b) billing and payment records (c) availability of utilities, telephones, data and other essential services could have a material adverse effect on our business and results of operations.

         The Company has conducted testing of its computer and other date related systems, and has determined that nearly all are year 2000 compliant. The only exceptions are our voice mail system which is scheduled to be upgraded in the third quarter, 1999 and our manufacturing software. The manufacturing software was certified for Year 2000 compliance by the vendor. Mobile Mini will also perform internal testing, scheduled for the third quarter 1999. Our primary software was made Year 2000 compliant in 1998 and the other software and operating systems have been modified to become Year 2000 compliant throughout the year. We expect to incur total costs at or below our original budget of $122,000 and to be compliant by the end of the third quarter of 1999. This estimate does not include any costs that may be incurred by us as a result of the failure of any supplier or customer of ours or any other party with whom we do business to become Year 2000 compliant.

         Contingency plans, primarily manual processing, are in place should it become necessary. However, the Company would only be able to maintain manual processing for a short period of time with the current staff. There can be no assurance that we have identified all potential Year 2000 issues within our operating systems or with our external suppliers and third party service providers. We currently believe that the Year 2000 issue will not have a material impact on our financial condition, results of operations or cash flows.

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

         An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receives a variable interest rate on $30 million of debt. At June 30, 1999, there were no material changes in the reported market risks since December 31, 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding our ability to meet its obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our credit facility (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. We issued approximately 3.0 million shares of common stock in May 1999, in a public offering. That Registration Statement and the Prospectus, dated May 6, 1999, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's

Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. Our filings with the SEC, including the Prospectus, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

NUMBER            DESCRIPTION


 27            Selected Financial Data


(b) REPORTS ON FORM 8-K: The Company filed, a Form 8-K dated April 12, 1999 and an amendment thereto dated July 14, 1999, reporting the Company's acquisition of National Security Containers, L.L.C.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MOBILE MINI, INC.
                                              (Registrant)



Dated: August 11, 1999                        /s/ Larry Trachtenberg
      -----------------                       ---------------------------------
                                                  Larry Trachtenberg
                                                  Chief Financial Officer &
                                                  Executive Vice President

                                 EXHIBIT INDEX

NUMBER            DESCRIPTION


 27            Selected Financial Data