Form 10-Q
period 1999-09-30
MOBILE MINI INC
filed 1999-11-05
CIK 911109

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

                For the quarterly period ended September 30, 1999

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

Yes  [X]     No  [ ],

      As of October 29, 1999, there were outstanding 11,400,281 shares of the issuer's common stock, par value $.01.


 ------------------------------------------------------------------------------

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                 TABLE OF CONTENTS                         PAGE
                                                                          NUMBER
                                PART I.
                         FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                     3
              December 31, 1998 and September 30, 1999

           Consolidated Statements of Operations                           4
              Three Months and Nine Months ended September
              30, 1998 and September 30, 1999

           Consolidated Statements of Cash Flows                           6
              Nine Months Ended September 30, 1998 and
              September 30, 1999

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12

                                PART II.
                           OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               17

                               SIGNATURES                                 18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS
                                                       December 31,        September 30,
                                                           1998                1999
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS                              $  1,030,138        $  1,165,123
RECEIVABLES, net of allowance for doubtful
accounts of $1,085,000 and $1,587,000,
respectively                                              6,254,938           8,326,898
INVENTORIES                                               8,550,778          11,247,454
PORTABLE STORAGE UNIT LEASE FLEET, net                   76,589,831         112,723,984
PROPERTY PLANT AND EQUIPMENT, net                        20,262,738          22,272,899
DEPOSITS AND PREPAID EXPENSES                               787,426           1,076,874
OTHER ASSETS, net                                         3,314,384          13,946,115
                                                       ------------        ------------
      Total assets                                     $116,790,233        $170,759,347
                                                       ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                       $  2,953,833        $  6,250,440
ACCRUED LIABILITIES                                       3,858,165           5,491,556
LINE OF CREDIT                                           57,183,576          58,065,185
NOTES PAYABLE                                             4,819,976           6,990,284
OBLIGATIONS UNDER CAPITAL LEASES                          3,196,021             703,135
SUBORDINATED NOTES, net                                   6,700,038           6,739,161
DEFERRED INCOME TAXES                                     8,206,830          12,219,770
                                                       ------------        ------------
      Total liabilities                                  86,918,439          96,459,531
                                                       ------------        ------------

STOCKHOLDERS' EQUITY:
Common stock; $.01 par value, 17,000,000 shares
 authorized, 7,966,863 and 11,370,941 issued
 and outstanding at December 31, 1998 and
 September 30, 1999, respectively                            79,669             113,709
Additional paid-in capital                               22,054,927          60,664,694
Common stock to be issued, 85,468 shares, at
December 31, 1998                                           500,000                --
Retained earnings                                         7,237,198          13,521,413
                                                       ------------        ------------
     Total stockholders' equity                          29,871,794          74,299,816
                                                       ------------        ------------
Total liabilities and stockholders' equity             $116,790,233        $170,759,347
                                                       ============        ============


        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                        1998                 1999
                                                    ------------         ------------
REVENUES:
  Leasing                                           $  9,698,292         $ 14,876,911
  Sales                                                3,472,281            3,210,209
  Other                                                  198,015              100,071
                                                    ------------         ------------
                                                      13,368,588           18,187,191

COSTS AND EXPENSES:
  Cost of sales                                        2,167,114            2,173,017
  Leasing, selling and general expenses                6,668,556            8,501,736
  Depreciation and amortization                          737,515            1,100,170
                                                    ------------         ------------
INCOME FROM OPERATIONS                                 3,795,403            6,412,268

OTHER INCOME (EXPENSE):
  Interest income                                          9,181               13,530
  Interest expense                                    (1,455,818)          (1,399,662)
                                                    ------------         ------------
INCOME BEFORE PROVISION FOR INCOME TAXES               2,348,766            5,026,136

PROVISION FOR INCOME TAXES                               939,506            2,010,454
                                                    ------------         ------------

NET INCOME                                          $  1,409,260         $  3,015,682
                                                    ============         ============

EARNINGS PER SHARE:
BASIC                                               $       0.18         $       0.27
                                                    ============         ============
DILUTED                                             $       0.17         $       0.25
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                  7,960,170           11,322,397
                                                    ============         ============
DILUTED                                                8,411,797           11,853,952
                                                    ============         ============


           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                        1998                 1999
                                                    ------------         ------------
REVENUES:
  Leasing                                           $ 25,457,210         $ 37,467,088
  Sales                                               12,670,741            9,268,516
  Other                                                  387,342              310,347
                                                    ------------         ------------
                                                      38,515,293           47,045,951

COSTS AND EXPENSES:
  Cost of sales                                        8,872,001            6,192,066
  Leasing, selling and general expenses               18,452,010           22,841,558
  Depreciation and amortization                        2,107,987            2,888,119
                                                    ------------         ------------
INCOME FROM OPERATIONS                                 9,083,295           15,124,208

OTHER INCOME (EXPENSE):
  Interest income                                         25,866               40,575
  Interest expense                                    (4,294,943)          (4,654,560)
                                                    ------------         ------------
INCOME BEFORE PROVISION FOR INCOME TAXES               4,814,218           10,510,223

PROVISION FOR INCOME TAXES                             1,925,687            4,204,090
                                                    ------------         ------------

NET INCOME                                             2,888,531            6,306,133
PREFERRED STOCK DIVIDEND                                    --                 21,918
                                                    ------------         ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $  2,888,531         $  6,284,215
                                                    ============         ============

EARNINGS PER SHARE:
BASIC                                               $       0.37         $       0.65
                                                    ============         ============
DILUTED                                             $       0.35         $       0.61
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                  7,784,968            9,732,241
                                                    ============         ============
DILUTED                                                8,366,628           10,237,445
                                                    ============         ============


          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                       1998                 1999
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  2,888,531         $  6,306,133
Adjustments to reconcile income to net cash
provided by operating activities:
   Provision for doubtful accounts                                      684,011              728,597
   Amortization of deferred loan costs                                  447,195              401,603
   Amortization of warrants issuance discount                            39,123               39,123
   Depreciation and amortization                                      2,107,987            2,888,119
   (Gain) loss on disposal of property, plant and equipment              (3,949)              35,050
   Deferred income taxes                                              1,925,536            4,203,940
   Changes in certain assets and liabilities,
     net of effect of businesses acquired:
     Increase in receivables                                         (1,300,549)          (1,913,212)
     Increase in inventories                                         (2,537,125)          (2,636,192)
     (Increase) decrease in deposits and prepaid expenses              (719,410)             125,369
     (Increase) decrease in other assets                                (17,035)             216,706
     Increase in accounts payable                                     1,178,516            3,223,046
     Increase in accrued liabilities                                  1,209,952              777,320
                                                                   ------------         ------------
     Net cash provided by operating activities                        5,902,783           14,395,602
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                  (3,944,446)         (27,989,118)
  Net purchases of portable storage unit lease fleet                (17,191,111)         (21,829,617)
  Net purchases of property, plant, and equipment                    (2,132,583)          (3,114,212)
                                                                   ------------         ------------

     Net cash used in investing activities                          (23,268,140)         (52,932,947)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                               15,170,780              881,609
  Proceeds from issuance of notes payable                               376,670            3,514,047
  Deferred financing costs                                             (300,000)                --
  Principal payments on notes payable                                (1,255,033)          (1,343,739)
  Principal payments on capital lease obligations                    (2,076,179)          (2,501,476)
  Exercise of warrants                                                5,179,877              678,161
  Issuance of common stock                                                  975           37,465,646
  Preferred stock dividend                                                   --              (21,918)
                                                                   ------------         ------------

     Net cash provided by financing activities                       17,097,090           38,672,330
                                                                   ------------         ------------

NET (DECREASE) INCREASE IN CASH                                        (268,267)             134,985

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                              1,005,204            1,030,138
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    736,937         $  1,165,123
                                                                   ============         ============


          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE B - The Company adopted SFAS No. 128 Earnings per Share in 1997. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. The following table shows the computation of earnings per share for the three month period and the nine month period ended September 30:

                                                                Three months                         Nine months
                                                             ended September 30,                  ended September 30,
                                                          1998               1999               1998               1999
                                                      -----------        -----------        -----------        -----------
BASIC:
Common shares outstanding, beginning of period          7,868,933         11,144,666          6,799,524          7,966,863
Effect of weighting shares:
  Weighted common shares issued                             5,769            177,731            906,237          1,765,378
  Common stock to be issued                                85,468               --               79,207               --
                                                      -----------        -----------        -----------        -----------

Weighted average number of common
shares outstanding                                      7,960,170         11,322,397          7,784,968          9,732,241
                                                      ===========        ===========        ===========        ===========

Net income available to common shareholders           $ 1,409,260        $ 3,015,682        $ 2,888,531        $ 6,284,215
                                                      ===========        ===========        ===========        ===========

Earnings per share                                    $      0.18        $      0.27        $      0.37        $      0.65
                                                      ===========        ===========        ===========        ===========

DILUTED:
Common shares outstanding, beginning of period          7,868,933         11,144,666          6,799,524          7,966,863
Effect of weighting shares:
  Weighted common shares issued                             5,769            177,731            906,237          1,765,378
  Employee stock options                                  296,676            404,038            295,599            382,706
  Warrants                                                154,951            127,517            286,061            122,498
  Common stock to be issued                                85,468               --               79,207               --
                                                      -----------        -----------        -----------        -----------

Weighted average number of common and
common equivalent shares outstanding                    8,411,797         11,853,952          8,366,628         10,237,445
                                                      ===========        ===========        ===========        ===========
Net income available to common shareholders           $ 1,409,260        $ 3,015,682        $ 2,888,531        $ 6,284,215
                                                      ===========        ===========        ===========        ===========
Earnings per share                                    $      0.17        $      0.25        $      0.35        $      0.61
                                                      ===========        ===========        ===========        ===========

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                             December 31,       September 30,
                                                1998               1999
                                             -----------        -----------
      Raw material and supplies              $ 6,480,553        $ 8,581,247
      Work-in-process                            801,338            538,669
      Finished portable storage units          1,268,887          2,127,537
                                             -----------        -----------
                                             $ 8,550,778        $11,247,454
                                             ===========        ===========

NOTE D - Property, plant and equipment consisted of the following at:

                                        December 31,         September 30,
                                            1998                 1999
                                        ------------         ------------
      Land                              $    777,668         $    777,668
      Vehicles and equipment              15,963,099           18,756,662
      Buildings and improvements           7,211,833            7,484,820
      Office fixtures and                  3,404,320            3,833,604
      equipment
                                        ------------         ------------
                                          27,356,920           30,852,754
      Less accumulated depreciation       (7,094,182)          (8,579,855)
                                        ------------         ------------
                                        $ 20,262,738         $ 22,272,899
                                        ============         ============

NOTE E - The Company maintains a portable storage unit lease fleet consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of September 30, 1999, the portable storage unit lease fleet was $112.7 million as compared to $76.6 million at December 31, 1998, net of accumulated depreciation of $3.6 million and $2.6 million, respectively.

NOTE F - The Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, branch operations. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company's manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery system, and its discontinued dealer program. Previously, the Company had a corporate sales segment, which related to specialty type product sales and included the telecommunications and modular divisions of the Company. This segment is now included in "other" as the modular program was discontinued and the Company has de-emphasized the sales of telecommunication units.

The Company evaluates performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. The Company does not account for intersegment revenues or expenses between its divisions.

The Company's reportable segment concentrates on the Company's core business of leasing, manufacturing, and selling portable storage and office units. Included in the branch operations segment are residual sales from the Company's dealer division that was discontinued in 1998. The operating segment has managers who meet regularly and are accountable to the chief executive officer for financial results and ongoing plans including the influence of competition.

For the Three Months Ended:

                                               Branch
                                             Operations            Other             Combined
                                             ----------            -----             --------
September 30, 1998
Revenues from external customers             $12,970,199        $   398,389         $13,368,588
Segment profit (loss) before
allocated interest, depreciation
and amortization expense                       6,301,183         (1,647,886)          4,653,297
Allocated interest expense                     1,453,916              1,382           1,455,298
Depreciation and amortization expense            631,908            105,607             737,515
Segment profit (loss)                          1,512,506           (103,246)          1,409,260

September 30, 1999
Revenues from external customers             $18,411,887        $  (224,696)        $18,187,191
Segment profit (loss) before
allocated interest, depreciation
and amortization expense                      10,176,960         (2,424,283)          7,752,677
Allocated interest expense                     1,399,662               --             1,399,662
Depreciation and amortization expense            996,881            103,289           1,100,170
Segment profit (loss)                          3,020,976             (5,295)          3,015,681

For the Nine Months Ended:


                                               Branch
                                              Operations           Other             Combined
                                              ----------           -----             --------
September 30, 1998
Revenues from external customers             $34,799,631        $ 3,715,662         $38,515,293
Segment profit (loss) before
allocated interest, depreciation
and amortization expense                      15,631,846         (4,113,391)         11,518,455
Allocated interest expense                     4,290,346              4,077           4,294,423
Depreciation and amortization expense          1,790,705            317,282           2,107,987
Segment profit (loss)                          3,054,512           (165,981)          2,888,531



September 30, 1999
Revenues from external customers             $46,304,456        $   741,495         $47,045,951
Segment profit (loss) before
allocated interest, depreciation
and amortization expense                      23,552,074         (5,007,647)         18,544,427
Allocated interest expense                     4,654,560               --             4,654,560
Depreciation and amortization expense          2,585,301            302,818           2,888,119
Segment profit                                 6,239,211             45,004           6,284,215

As of:

                                                           Branch
                                                         Operations            Other              Combined
                                                        ------------        ----------          ------------
September 30, 1998
Segment assets - lease fleet                            $ 70,574,768        $         --        $ 70,574,768
Segment assets - property, plant and equipment            17,929,157           1,080,958          19,010,115
Expenditures for long-lived assets - lease fleet          17,191,111                  --          17,191,111
Expenditures for long-lived assets - PPE                   2,081,916              50,667           2,132,583

September 30, 1999
Segment assets - lease fleet                            $112,723,984        $         --        $112,723,984
Segment assets - property, plant and equipment            21,338,908             933,991          22,272,899
Expenditures for long-lived assets - lease fleet          21,829,617                  --          21,829,617
Expenditures for long-lived assets - PPE                   2,856,221             257,991           3,114,212

NOTE G - The Company's senior lenders, led by BT Commercial Corporation, agreed to amend the Company's revolving line of credit effective September 1, 1999 to reduce by $3.0 million the revolving line available to the Company and to increase the Company's term loan by $3.0 million. As of September 30, 1999, there was $58.1 million of outstanding borrowings under the credit facility and $28.9 million of additional borrowings were available.

NOTE H - The Company commenced operations in Tulsa, Oklahoma in the first quarter of 1999. The Tulsa branch is serviced primarily from the Company's Oklahoma City branch.

On April 30, 1999 the Company acquired substantially all of the assets of National Security Containers, L.L.C. ("NSC"), a privately owned portable storage leasing company, for $25.5 million. Goodwill of approximately $10.2 million is being amortized using the straight line method over 25 years from the date of acquisition. NSC was headquartered in Phoenix, Arizona and operated nine leasing locations. Six of these locations operated in cities in which the Company already had branch leasing offices. The other three locations, Colorado Springs, Memphis and New Orleans, became new markets for the Company.

On July 1, 1999 the Company acquired substantially all the assets of Mobile Storage Systems, Inc., a privately owned portable storage leasing company operating in Salt Lake City, Utah, for $1.6 million. On August 6, 1999 the Company acquired the portable storage division of Great Western Sales and Leasing which also operates in Salt Lake City for approximately $687,000.

On September 1, 1999 the Company commenced operations in the greater Chicago, Illinois metropolitan area through the acquisition of the container assets of Express Trailer Leasing & Sales for approximately $181,000. The Company currently operates 18 leasing and sale branches in 11 states.

Each acquisition was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The total cost of the acquisitions were made up of the following:

       Cash                             $19,989,000
       Mandatorily redeemable
       preferred stock                    8,000,000
       Other acquisition costs              812,000
                                        -----------
                                        $28,801,000
                                        ===========

The purchase prices were preliminarily allocated as follows:

       Tangible assets                  $17,875,000
       Goodwill                          11,235,000
       Receivables, net                     888,000
       Covenants not to compete             310,000
       Prepaid expenses and deposits         87,000
       Assumed liabilities               (1,594,000)
                                        -----------
                                        $28,801,000
                                        ===========

The following unaudited pro forma combined financial information for the year ended December 31, 1998 gives effect to the NSC acquisition as if it had been consummated January 1, 1998. The following unaudited pro forma combined financial information for the nine months ended September 30, 1999 gives effect to the acquisition of NSC as if it occurred on January 1, 1999.

This unaudited pro forma combined financial information does not purport to project what the Company's actual results of operations would have been for the current period or for any future period.

                                               Year Ended                             Nine Months Ended
                                            December 31, 1998                          September 30, 1999
                                                             Pro Forma                                   Pro Forma
                                       Historical            Combined             Historical              Combined
                                       ----------            --------             ----------              --------
Revenue                             $   52,676,531        $   59,872,992        $   47,045,951        $   50,021,088
Net income available to
  common shareholders               $    4,483,937        $    4,271,647        $    6,284,215        $    6,080,016
Earnings per share - basic          $         0.57        $         0.54        $         0.65        $         0.62
Earnings per share - diluted        $         0.53        $         0.51        $         0.61        $         0.59


Pro Forma adjustments include adjustments to:

      Amortize the non-competition agreement on a straight line basis over 5 years.

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

      Record dividends on the Series B Manditorily Redeemable Preferred Stock.

NOTE I - On May 11, 1999, the Company completed a public offering of 3.1 million shares of its common stock. Of the shares sold, 2.5 million shares were sold by the Company and 600,000 shares were sold by selling shareholders. The Company received gross proceeds of $33.1 million. Additionally, the underwriters exercised their overallotment option to purchase an additional 465,000 shares of common stock at the public offering price, resulting in additional gross proceeds to the Company of approximately $6.2 million.

NOTE J - The Company redeemed the entire $6.9 million principal amount outstanding of its 12% Senior Subordinated Notes at par plus accrued interest on November 1, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

      Our total revenues for the quarter ended September 30, 1999 increased by 36.0% to $18.2 million from $13.4 million for the same period in 1998. Leasing revenues for the quarter increased by 53.4% to $14.9 million from $9.7 million in the same period of 1998. The increase in our leasing revenues resulted from a 50.7% increase in the average number of portable storage units on lease and a 1.8% higher average rental rate per unit. Leasing revenues in the current quarter include the operations of National Security Containers ("NSC") which we acquired on April 30, 1999. Our sale of portable storage units for the three months ended September 30, 1999 decreased by 7.5% to $3.2 million from $3.5 million in the same period in 1998. This reduction in sales results from our de-emphasis of our dealer and telecommunication sales programs and was partially offset by sales at our new branch locations and from a $263,000 sale to one customer.

      Cost of sales for the quarter ended September 30, 1999 increased to 67.7% of sales revenues from 62.4% of sales revenues in the same quarter in 1998. Our gross margin in the third quarter of 1999 was similar to the margin in the second quarter. The margin in the third quarter of 1998 had been higher because of higher telecommunication sales at higher margins than achieved in 1999.

      Our leasing, selling and general expenses increased to $8.5 million, or 46.7% of total revenues, for the quarter ended September 30, 1999 from $6.7 million, or 49.9% of total revenues, for the quarter ended September 30, 1998. This increase resulted mainly from an increase in the number of branches. At September 30, 1998 we had 12 branch locations. We now have 18 branch locations. In addition, our existing branches got larger so they had increased sales, administrative and operating expenses. These expenses were a smaller percentage of revenues in 1999 because of economies of scale.

      Depreciation and amortization expenses increased by approximately $362,000 to $1.1 million during the 1999 quarter, from $738,000 during the same period in 1998. This expense was 6.0% of total revenues during the 1999 quarter, compared to approximately 5.5%, during the same period in 1998. During 1999 our lease fleet had grown and leasing had become a larger part of our business.

      Our operating margin increased to 35.3% for the quarter ended September 30, 1999, from 28.4% for the same period in 1998. Our operating margins are typically higher on leasing activities than on the sales of units and are also increasing as we take advantage of economies of scale being achieved in our core leasing business. As a result, income from operations increased by 68.9% to $6.4 million for the quarter ended September 30, 1999 from $3.8 million for the same period in 1998.

      Interest expense declined by 3.9% to $1.4 million for the three months ended September 30, 1999 from $1.5 million for the same period in 1998, primarily because we used the proceeds of our public offering to pay down a portion of our debt and the weighted average interest rate declined to 7.1% for the three months ended September 30, 1999 from 8.3% for the same period in 1998, excluding amortization of debt issuance costs. This decline primarily resulted from an interest rate reduction under our credit facility, which resulted in a lower interest rate on our borrowings. These decreases were partially offset by our average debt outstanding increasing by 11.0%.

      Our net income for the three months ended September 30, 1999 was $3.0 million, or $0.25 per diluted share of common stock, compared to net income for the same period in 1998 of $1.4 million, or $0.17 per diluted share of common stock. This 114.0% increase was primarily due to higher lease revenues and higher operating margins in 1999. Our effective tax rate was 40.0% for both 1999 and 1998. We had a 40.9% increase in the number of common and common share equivalents outstanding in 1999 due primarily to the sale of approximately 3.0 million shares of common stock in a public offering in May and June 1999.

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

      Our revenues for the nine months ended September 30, 1999 increased by 22.1% to $47.0 million from $38.5 million for the nine months ended September 30, 1998. Leasing revenues for the nine months ended September 30, 1999 increased by 47.2% to $37.5 million from $25.5 million in the same period of 1998. These increases resulted from a 45.1% increase in the average number of portable storage units on lease and a 1.4% higher average rental rate per unit. Leasing revenues in the current year included five months of operations of NSC, which we acquired on April 30, 1999. Our sales revenues for the nine months ended September 30, 1999 decreased by 26.9% to $9.3 million from $12.7 million in the same period in 1998. This reduction in sales primarily results from the inclusion in 1998 revenues of a sale of our remaining modular building inventory and from our de-emphasis in the current year of our dealer and telecommunication sales programs.

      Cost of sales for the nine months ended September 30, 1999 decreased to 66.8% of sales revenues from 70.0% of sales revenues in the same period in 1998. The overall 1998 profit margin was reduced by the low profit margin on the final sales of our remaining modular buildings.

      Leasing, selling and general expenses increased to $22.8 million, or 48.6% of total revenues, for the nine months ended September 30, 1999 from $18.5 million, or 47.9% of total revenues, for the nine months ended September 30, 1998. This increase resulted mainly from an increase in the number of branches. At September 30, 1998 we had 12 branch locations. We now have 18 branch locations. In addition, our existing branches got larger so they had increased sales, administrative and operating expenses. These expenses were a larger percentage of revenues in 1999 because of our shift toward leasing, which has higher sales, general and administrative expenses associated with it than does sales.

      Depreciation and amortization expenses increased by $780,000, to $2.9 million or 6.1% of total revenues during the nine months ended September 30, 1999 from $2.1 million, or 5.5% of total revenues, during the same period in 1998. During 1999, our lease fleet had grown and leasing had become a larger part of our business.

      Our operating margin increased to 32.1% for the nine months ended September 30, 1999 from 23.6% for the same period in 1998. Our operating margins are typically higher on leasing activities than on portable storage unit sales and are also increasing as we take advantage of economies of scale being achieved in our core leasing business. As a result, income from operations increased by 66.5% to $15.1 million for the nine months ended September 30, 1999 from $9.1 million for the same period in 1998.

      Interest expense increased by 8.4% to $4.7 million for the nine months ended September 30, 1999 from $4.3 million for the same period in 1998 because a portion of our acquisitions and the increase in our portable storage unit lease fleet was financed by using our bank line. The remainder was financed through our common stock offering and from cash flow generated by operations. Our average debt outstanding increased by 26.1%. The weighted average interest rate declined to 7.6% for the nine months ended September 30, 1999 from 8.8% for the same period in 1998, excluding amortization of debt issuance costs. This decline primarily resulted from an interest rate reduction under our credit facility, which resulted in a lower interest rate on our borrowings.

      Our net income available to common shareholders for the nine months ended September 30, 1999 was $6.3 million, or $0.61 per diluted share of common stock, compared to net income for the same period in 1998 of $2.9 million, or $0.35 per diluted share of common stock. This 117.6% increase was primarily due to higher leasing revenues and higher operating margins in 1999. Our effective tax rate was 40.0% for both 1999 and 1998. We had a 22.4% increase in the number of weighted average common and common share equivalents outstanding in 1999 due primarily to the sale of approximately 3.0 million shares of common stock in a public offering in May and June 1999. Our common stock outstanding at September 30, 1999 increased 44.3% to 11.4 million shares as compared to 7.9 million shares outstanding at September 30, 1998.

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

      Operating Activities. Our operations provided net cash flow of $14.4 million in the nine months ended September 30, 1999 and $5.9 million in the same period in 1998. This increased cash flow in 1999 resulted primarily from our higher net income and related deferred income taxes. An increase in inventories and receivables was partially offset by increased accounts payable and accrued liabilities. These increases primarily are related to the growth in our portable storage unit business.

      Investing Activities. Net cash used in investing activities was $52.9 million for the nine months ended September 30, 1999 and $23.3 million for the same period in 1998. This use of cash is primarily for acquisitions and for portable storage unit lease fleet expansion. In 1999 we spent $28.0 million for acquisitions. Capital expenditures for our lease fleet were $21.8 million for the nine months ended September 30, 1999 and $17.2 million for the same period in 1998 and capital expenditures for property, plant and equipment were $3.1 million for the nine months ended September 30, 1999 and $2.1 million for the same period in 1998, excluding acquisitions.

      Financing Activities. Net cash provided by financing activities was $38.7 million for the nine months ended September 30, 1999 and $17.1 million for the same period in 1998. During the nine months ended September 30, 1999, net cash provided by financing activities was primarily provided by the public sale of approximately 3.0 million shares of our common stock which resulted in net proceeds to us of approximately $36.9 million after deducting underwriting discounts. These proceeds were used to pay down our line of credit. We also received net proceeds of $678,000 from the exercise of warrants during the nine month period. We increased our term loan with our senior lenders by $3.0 million and used those proceeds to pay down the line of credit under the credit facility. As a consequence, we had a net borrowing of $882,000 under our credit facility for the nine months ended September 30, 1999 as compared to $15.2 million in the same period in 1998. Our cash provided by financing activities was partially offset by $3.8 million in principal payments and pre-payments on certain higher interest rate debt obligations. During 1998, the net cash provided by financing activities was primarily provided by $5.2 million of net proceeds from the exercise of warrants issued in connection with our initial public offering and net borrowings of $15.2 million under the credit facility.

      Effective in September 1998, we entered into an Interest Rate Swap Agreement (the Agreement), under which Mobile Mini is designated as the fixed rate payer with a base rate of 5.5% per annum. Under the Agreement, we effectively fixed, for a three year period, the interest rate payable on

$30 million of our revolving line of credit so that the rate is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate.

      Since March 1996, our principal source of liquidity has been our credit facility, which currently consists of an $87.0 million revolving line of credit and a term loan with a balance of $6.0 million at September 30, 1999. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 1999, we had $58.1 million of outstanding borrowings under our credit facility and $28.9 million of additional borrowings were available. Our borrowing rate was 1.25% above the prevailing Eurodollar rate.

      We believe that our working capital, together with our cash flow from operations, borrowing availability under our $87.0 million credit facility, the net proceeds of our recent public offering and other available funding sources will be sufficient to fund our operations for the next 12 months. We believe that in order to maintain our growth rate we may be required to obtain additional debt financing and to raise additional equity capital in the future. However, there is no assurance that we will be able to continue to obtain debt or equity financing on acceptable terms.

SEASONALITY

      Although demand from some of our customers is somewhat seasonal, our operations as a whole have not been seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the past several years.

YEAR 2000 COMPLIANCE AND EXPENDITURES

      Our Year 2000 compliance plan was structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology ("IT") and non-IT hardware and software components we use. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. We completed all five phases of the plan and the remediation project was considered completed as planned on September 30, 1999. During the remainder of the year, we will continue conducting validation of any new purchased products.

      We have established ongoing communications with our significant vendors and service providers to determine the extent to which we may be vulnerable to our third-parties' failures to remediate their own year 2000 issue. To date, none of our material vendors or service providers has disclosed that they anticipate a business interruption. There can be no assurance that the systems of other companies on which we rely will be converted in a timely manner or that any such failure to convert by another company would not have a material adverse effect on us.

      Our primary software purchased in 1997 was made year 2000 compliant by the vendor at no additional cost to us. Our estimated cost of converting other hardware, software and internal costs was $122,000. We have expended less than the original budget. Software and hardware remediation is being expensed as incurred. We have not deferred any information technology projects to address the year 2000 issue.

      Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our customers or suppliers.

      We have established a contingency plan, primarily manual processing should it become necessary. In 1997 when we switched from a paper system to a computerized system a contingency program was developed to allow for the continued rental, sale and pick up of containers in the event of a system failure. Since that time this system has been tested several times. The system has also been tested when we have brought on new locations and their communications are not connected for an extended period of time. Our corporate personnel are trained in working with paper documents should the need arise. However, additional staff would be required to continue this process on a long-term basis.

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

      An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $30.0 million of debt. At September 30, 1999, there had been no material changes in the reported market risks since December 31, 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our credit facility (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. We issued approximately 3.0 million shares of common stock in May 1999, in a public offering. That Registration Statement and the Prospectus, dated May 6, 1999, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. Our filings with the SEC, including the Prospectus, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

NUMBER                       DESCRIPTION
10.5.8      Amendment No.8 to Senior Credit Agreement dated as September 1,
            1999, by and among the Registrant, each financial institution a party thereto, and BT Commercial Corporation, as Agent

 10.21 Form of Employment Agreement dated September 22, 1999 between the Registrant and each of Steven G. Bunger and Lawrence Trachtenberg.

  27        Selected Financial Data


(b)         REPORTS ON FORM 8-K:

            Report on Form 8-K/A, dated July 14, 1999 (filing financial statements of National Security Containers, L.L.C. and related pro forma financial information, relating to our acquisition on April 30, 1999 of the assets of NSC).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBILE MINI, INC.
                                          (Registrant)



Dated:  November 5, 1999                  /s/ Larry Trachtenberg
                                          ------------------------------------
                                              Larry Trachtenberg
                                              Chief Financial Officer &
                                              Executive Vice President

                                 Exhibit Index

Exhibit No.                  Description
-----------                  -----------
10.5.8      Amendment No.8 to Senior Credit Agreement dated as September 1,
            1999, by and among the Registrant, each financial institution a party thereto, and BT Commercial Corporation, as Agent

 10.21 Form of Employment Agreement dated September 22, 1999 between the Registrant and each of Steven G. Bunger and Lawrence Trachtenberg.

  27        Selected Financial Data