Form 10-K
period 1999-12-31
MOBILE MINI INC
filed 2000-02-29
CIK 911109

===============================================================================|


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
                                   (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

   Title of Class                     Name of Each Exchange on Which Registered
Common Stock, $.01 par value                   Nasdaq Stock Market
Preferred Share Purchase Rights

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value on February 18, 2000 of the voting stock owned by non-affiliates of the registrant was approximately $162,875,000 (calculated by excluding all shares held by executive officers, directors and non-institutional holders of five percent or more of the voting power of the registrant, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

As of February 18, 2000, there were outstanding 11,440,856 shares of the issuer's common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 14 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 44.
===============================================================================

                                     PART I


Except for historical information, the following description of Mobile Mini's business contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below in Item 1 in this report under the heading "Factors That May Affect Future Operating Results."


ITEM 1.       DESCRIPTION OF BUSINESS.


GENERAL


We are the nation's largest provider of portable storage solutions through a lease fleet of over 37,000 storage units. We have 19 branch offices in 11 states. Our products provide attractive, accessible temporary storage for a diversified customer base of over 36,000 customers, including Wal-Mart, Motorola, Frito Lay, Holiday Inns, Target, numerous municipalities and the Department of Defense. These customers use our products for excess inventory, construction site storage, records and document storage and a host of other applications. We obtain our portable storage units by purchasing used ocean-going containers (ISOs), which we refurbish and modify, by manufacturing our own units and by acquiring lease fleets from others. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as our patented security systems, multiple doors, electrical wiring and shelving. In addition to our leasing operations, we sell new and used portable storage units and provide other ancillary services.


In 1996, we initiated a strategy of focusing on leasing rather than selling portable storage units. We have been expanding our lease fleet since that time. We believe that leasing our units is a more attractive business opportunity for the following reasons:

     - Our leases have an average life exceeding 19 months and produce predictable, recurring revenues.

     - Our average rental rates recover the cost of our investment within an average of 26 months.

     - Our portable storage units have useful lives exceeding 20 years with residual values estimated at 70%.


     - Leasing provides us incremental operating margins of approximately 60% once the fixed costs of the branch have been covered.


As a result of our shift to a leasing focus, we have successfully increased our size, recurring revenue stream and profitability. Since 1996, our lease fleet has increased 228.3%, our annual leasing revenue has increased 244.7% to $53.3 million and our operating income has increased 376.8% to $21.9 million. Additionally, we have increased our operating margin from 11.4% in 1995 to 32.8% in 1999. We plan to continue to focus on the leasing of our portable storage units to an increasing customer base through an expanding branch network.


INDUSTRY OVERVIEW


The storage industry consists of two principal segments, fixed self-storage and portable storage.


The fixed self-storage segment consists of permanent structures away from customers' locations. Fixed self-storage is used primarily by consumers to temporarily store excess household goods. According to the Self Storage Almanac, the fixed self-storage market exceeds $10 billion per year. This segment is highly fragmented but includes several large national companies such as Public Storage and Shurgard Storage Centers.


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


In 1999, approximately 81% of our leasing customers were businesses, approximately 12% were consumers and approximately 7% were government, institutional and other.


We also service the mobile office industry with a proprietary line of steel structures with ground accessibility. This industry provides temporary office space and is estimated to exceed $2 billion. We also recently introduced records storage units which are specifically designed for efficient storage of business records, are insulated and are equipped with fans and lighting. These units provide portable, secure records storage. This industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.


COMPETITIVE STRENGTHS

We attribute our success in the portable storage business to the following competitive strengths:


Market Leadership. We are the nation's largest lessor of portable storage units. We have a lease fleet of over 37,000 portable storage units and are the largest provider of portable storage solutions in a majority of our markets. We believe we have created name recognition and brand awareness, and that "Mobile Mini" is associated with high quality portable storage products and superior service. We have achieved significant growth in new markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.


Superior, Differentiated Products. We offer a broad range of portable storage products in varying lengths and widths to better meet our customers' temporary storage needs. Our manufacturing and refurbishing capabilities enable us to offer products that our competitors are unable to match. Most competitors offer only standard eight foot wide ISO shipping containers in 20, 40, or 45 foot lengths. Our portable storage units range in size from five to 48 feet in length and eight to 10.5 feet in width. Our manufactured 10-foot wide units, introduced in 1998, provide 40% more useable storage space than the standard eight-foot wide ISO shipping containers offered by our competitors. Our products also have patented locking systems, multiple door options, and electrical wiring, shelving and other customized features.


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


Diverse Customer Base. During 1999, we served more than 36,000 customers across a wide range of industries including retailers, wholesales, commercial businesses, contractors, consumers, governmental agencies and hospitals and schools. No customer accounted for more than 5% of our 1999 lease revenues. The top ten customers accounted for only 10% of our lease revenues. We believe that our diverse customer base reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. Customer diversity also demonstrates the broad application of our products and the opportunity for us to create future demand.


Customized Management Information Systems. We have made substantial investments in our management information system as part of our effort to optimize fleet utilization, improve financial performance and provide customer data used to target markets for additional revenue opportunities. Our MIS systems enable us to carefully monitor the size, mix, utilization and rental rates of our lease fleet by branch on a daily basis. We have maintained the average annual utilization rate of our lease fleet above 86% over the last three years while growing the size of the lease fleet by 172.5% to over 37,000 units. Our systems also capture relevant customer demographic and usage information which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a PC-based wide area network that provides real-time transaction processing and detailed reports on a branch by branch basis.


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


GROWTH STRATEGY


We intend to pursue the following growth strategy:


Focus on Core Portable Storage Leasing Business. We intend to continue to focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe there is substantial demand for our portable storage units throughout the United States. For example, in the Los Angeles area, our largest market and a market we entered in 1989, we have increased the number of portable storage units in our lease fleet from approximately 4,200 units at the end of 1996 to nearly 8,000 units at the end of 1999. Our focus on leasing has allowed us to achieve annual growth rates of 43.9% in leasing revenues and 66.4% in operating income over the past three years.


Increase Penetration in Existing Markets. We intend to continue to focus on increasing the number of portable storage units leased from our existing branches to both new and repeat customers. We will attempt to create new demand for leased units in all of our markets. We have historically been able to generate strong internal growth within our existing markets. From 1996 through 1999, excluding the effect of acquisitions, we generated compounded annual leasing revenue increases of 31.5% in the markets where we operated for more than one year. We achieved high levels of internal growth by increasing awareness of our products through our targeted marketing programs and advertising while rapidly expanding our lease fleet.


Accelerate Branch Expansion. We believe our branch model can be introduced to multiple markets throughout the United States and intend to pursue this opportunity. We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. These markets are currently being served by small, fragmented industry competitors. In 1998, we began our expansion strategy by entering four new markets, three by acquisition and one by start-up. In 1999, we entered seven new markets, six by acquisition and one by start-up. Whenever feasible, we enter a new market by acquiring the storage units and leases of an operating business in order to generate immediate revenue to cover overhead. Where there are not quality acquisitions available to us, we plan to enter targeted markets through start-up branches.


Develop New Products. We attempt to develop new products and new applications for our products through an active research and development effort. For example, in 1998 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In 1999 we completed the design of a records storage unit which provides highly secure, on-site easily accessible storage. We market this unit as a records storage solution for semi-active records. We believe our design and manufacturing capabilities increase our ability to service our customers' needs and the demand for our portable storage solutions.


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

     - Records Storage Units. In 1999 we completed the design of a proprietary portable records storage unit that we are now marketing. Our units enable customers to store their records at their location for easy access or at one of our facilities. Our units are 10.5 feet wide and are available in 12, 23 and 34 foot lengths. They feature high security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage and provides fire and water damage protection.

     - Mobile Offices. We manufacture mobile office units that range from 10 to 40 feet in length. We offer mobile office units in various configurations, including office and storage combination units that provide a 10 or 15-foot office with the remaining area available for storage. Office units are equipped with electrical wiring, heating and air conditioning units, phone jacks, carpet and/or tile, proprietary doors and windows with security bars. We believe the advantages of our manufactured office units include ground accessibility and their high security, all-steel design.


We purchase used ISO shipping containers and refurbish and modify them at our facilities in Arizona, California and Texas. We also manufacture new portable storage units at our Arizona facility. We believe we are able to purchase used ISO shipping containers at competitive prices because of our volume purchases. In 1999, excluding our acquisitions, we purchased and refurbished about 4,200 used ISO shipping containers and manufactured approximately 4,100 portable storage units and mobile offices. The used ISO shipping containers we purchase are typically about 10 to 12 years old. We believe our portable storage units and mobile offices have useful lives of at least 20 years if properly maintained, with residual values of over 70% of their original cost.


LEASE TERMS


Our leases have an average initial term of 8.1 months and provide for the term to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of our leases has been 19 months. Our average monthly rental rate was $119 in 1999. Most of our portable storage units rent for $60 to $165 per billing cycle, although large custom-designed units may rent for as much as $300 per billing cycle. Our mobile offices typically rent for $110 to $235 per billing cycle. The average utilization of our lease fleet was 85.6% in 1999 and 87.0% in 1998. Each lease provides that the customer is responsible for the cost of delivery at lease inception and pickup at lease termination. The leases also specify that the customer is responsible for any damage done to the unit beyond ordinary wear and tear. Our customers may purchase a damage waiver from us. This provides us with an additional source of revenue. For the past 3 years, our cost to repair and maintain our portable storage units has averaged 1.9% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.


BRANCH OPERATIONS


We locate our branches primarily in larger cities in regions with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are very visible from high traffic roads as an effective way to advertise our products and our name.


Each branch has a Branch Manager who has overall supervisory responsibility for all activities of the branch. Branch Managers report to one of our six Regional Managers. Incentive bonuses based upon branch performance are a substantial portion of the compensation for both Branch and Regional Managers.

Each branch has its own sales force, a transportation department that delivers and picks up portable storage units from customers, and an office manager. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Units are stored by stacking them three high to maximize usable ground area. Each branch also has a fleet maintenance department to maintain the branch's trucks, forklifts and other equipment. Our larger branches provide on-site storage of portable storage units leased to customers.


The following table shows information about our branches:

LOCATION                                       FUNCTIONS                           SIZE                        YEAR ESTABLISHED
--------                                       ---------                           ----                        ----------------
Phoenix, Arizona                    Leasing, on-site storage, sales              10 acres                            1983

Tucson, Arizona                     Leasing, on-site storage, sales               5 acres                            1986

Los Angeles, California             Leasing, on-site storage,                    15 acres                            1988
                                    sales, refurbishment and
                                    assembly

San Diego, California               Leasing, on-site storage, sales               5 acres                            1994

Dallas, Texas                       Leasing, on-site storage,                    17 acres                            1994
                                    sales, refurbishment and
                                    assembly

Houston, Texas                      Leasing, on-site storage,                     7 acres                            1994
                                    sales, refurbishment and
                                    assembly

San Antonio, Texas                  Leasing, on-site storage, sales               3 acres                            1995

Austin, Texas                       Leasing, on-site storage, sales               5 acres                            1995

Las Vegas, Nevada                   Leasing and sales                             1 acre                             1998

Oklahoma City, Oklahoma             Leasing and sales                             6 acres                            1998

Albuquerque, New Mexico             Leasing and sales                             2 acres                            1998

Denver, Colorado                    Leasing and sales                             4 acres                            1998

Tulsa, Oklahoma                     Leasing and sales                             1 acre                             1999

Colorado Springs, Colorado          Leasing and sales                             1 acre                             1999

New Orleans, Louisiana              Leasing and sales                             3 acres                            1999

Memphis, Tennessee                  Leasing and sales                             3 acres                            1999

Salt Lake City, Utah                Leasing, on-site storage, sales               2 acres                            1999

Chicago, Illinois                   Leasing and sales                             2 acres                            1999

Knoxville, Tennessee                Leasing and sales                             3 acres                            1999

SALES AND MARKETING


We have approximately 100 people at our branches and 8 management people at our headquarters involved in sales and marketing on a full-time basis. We believe that by locating our sales and marketing staff in our branches, they are better able to understand the portable storage needs of our customers and provide the high levels of customer service.


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


We advertise our products in the yellow pages and use a targeted direct mail program. In 1999, we mailed over 6 million product brochures to customers and prospective customers. These brochures describe our products and the advantages of our portable storage solutions.


CUSTOMERS


During 1999, more than 36,000 customers leased our portable storage units, compared to about 28,000 in 1998. Our customer base is diverse and consists of businesses in a broad range of industries. During 1999, our largest customer accounted for only 4.4% of our leasing revenues.


We target customers who have long-term or seasonal storage needs. Customers use our portable storage units for a wide range of purposes. The following provides an overview of our customers and how they use our portable storage units:
Retail, including drug, grocery, shopping and strip mall stores, hotels, restaurants, dry cleaners and service stations, 34%; Construction, including general, electrical, plumbing and mechanical contractors, landscapers and companies who build residential homes, 33%; Consumers, including homeowners for home storage or moving related storage, 12%; Commercial, including companies that do not sell to the general public, distributors, trucking and utility companies, 14%; Government and Institutions, including federal, state, county and local agencies, military, reservations, hospitals and educational facilities, 6%; and Other, including farming, agriculture, finance and insurance, real estate brokers and film production, 1%. Our retail and wholesale customers in 1999 included Walmart(R), Kmart(R), Target(R) and Frito Lay(R). We believe our construction customer base is characterized by a wide variety of contractors who are associated with original construction and capital improvements in the commercial, institutional, residential and industrial sectors.


MANUFACTURING


We build new portable storage units, mobile offices and custom-designed structures at our Maricopa, Arizona manufacturing plant. We also refurbish and modify used ISO shipping containers at this plant. Our workers cut and shape steel for new units and then weld and paint them. These workers also install custom features. We have about 300 manufacturing workers in this plant. Company wide, we manufactured and refurbished about 8,300 portable storage units in 1999. Many of our manufactured portable storage units are "knock down" units which we ship to our branches for final assembly. We can ship up to twelve, 20-foot containers on a single flat-bed trailer. In comparison, only two to three assembled 20-foot ISO shipping containers can be shipped on a flat-bed trailer. Shipping units to our branches prior to final assembly reduces our cost of transporting units to our branches. We believe we can expand the capacity of our Maricopa plant at a relatively low capital cost.


We purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our manufacturing and refurbishing operations. We have multiple sources of supply. We typically buy these raw materials on an as needed basis; we do not currently have long-term contracts with vendors for the supply of these raw materials.


Our manufacturing capacity serves to protect us to some extent from price increases for used ISO shipping containers. Used ISO shipping containers vary in price from time to time based on market demand, which is related to the volume of shipping of containerized freight. Should the price of used ISO shipping containers increases substantially, we are able to increase our manufacturing volume and reduce the number of used containers we buy and refurbish.


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


In addition to competition for customers, we face competition in purchasing used ISO shipping containers. Several types of businesses purchase used ISO shipping containers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. If the number of available containers for sale decreases, container prices could increase substantially. This could increase our expenses and reduce our earnings.


Competition in our markets could increase in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. Increased competition may cause us to lower lease rates and reduce profit margins.


EMPLOYEES


As of February 18, 2000, we had about 1,000 full-time employees. Our employees are represented by the following major categories:



                  Management                                49
                  Administrative                           175
                  Sales                                     98
                  Manufacturing                            460
                  Drivers and Storage Unit Handling        218

Our employees are not represented by a labor union and we consider our relations with our employees to be good.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS


Our business involves a high degree of risk and there are numerous factors that may affect our future operating results including those factors discussed below. If any of the following risks and uncertainties actually occur, our business, results of operations and financial condition could be materially adversely affected.


This report also contains forward-looking statements that involve risks and uncertainties. Discussions in this report concerning forward-looking statements are under the headings "Factors That May Affect Future Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the factors described below.


Risks of Managing Our Growth


Our future performance will depend in large part on our ability to manage our planned growth. Our anticipated future growth could strain our managerial, human and other resources while we try to integrate the operations of our acquisitions and new branches and adjust to operating in new markets. To successfully manage this growth, we must continue to improve our operating, financial and other internal procedures and controls and add employees. We also must effectively motivate, train and manage our employees. We cannot be sure that we can assimilate future acquisitions and new branches into our operations. If we do not manage our growth effectively, some of our acquisitions and new branches may fail and we may decide to close unprofitable locations. Closures would likely result in additional expenses which would cause our operating results to suffer.


Our Company Operates With a High Amount of Debt


Our operations are very capital intensive and we operate with a high amount of debt relative to our size. Typically, we borrow 80% to 90% of the cost of a finished portable storage product. We have a credit facility with a group of banks. Under the credit facility, we can borrow up to $120 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of February 18, 2000, we had borrowed approximately $74.4 million under our credit facility, and had $33.5 million available for further borrowing based upon the agreement's borrowing base formula. Our amount of debt makes us more vulnerable in the event of a downturn in the general economy or in the industries we serve. In addition, amounts we borrow under our credit facility bear interest at a variable rate. Because these rates change with prevailing interest rates, higher prevailing interest rates would increase the amount of interest we have to pay on our debt. This could have a material adverse effect on profitability and our ability to grow as quickly as we are planning.


Under our credit facility, maximum permissible borrowings are limited by the appraised value of our lease fleet. In the event our lease fleet were to be appraised at a lower value, this would adversely affect our borrowing ability and therefore our liquidity.


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


Additional Debt or Equity Financing Will Be Necessary to Sustain Our Growth


Our ability to grow at the rate we have grown at in the past will depend in part on our ability to obtain additional debt financing and to raise additional equity capital by issuing additional shares of our stock. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on economically advantageous terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to raise additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying lease fleet expansion or new branch openings.


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

     -   the number of new branches we acquire and start-up and when do so; and

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

     - the costs of completing an acquisition and then integrating and operating the business could be higher than we expect; and

     - we may acquire a branch or start one in a new market that turns out not to have enough demand for our portable storage units to make the branch profitable.


A Slowdown in the Economy Could Reduce Leasing Demand by Some of Our Customers


In 1999, customers in the construction and retail industries accounted for a majority of our leasing and sales revenues. These industries tend to be cyclical and particularly susceptible to slowdowns in the overall economy. If an economic slowdown occurs, we are likely to experience less demand for leases and sales of our products from customers in the construction and retail sales industries. This could have a material adverse effect on our business and results of operations.


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


Several types of businesses purchase used ISO shipping containers. These include various freight transportation companies, freight forwarders and commercial and retail storage companies. As a result, if the number of available containers for sale decreases, used ISO shipping container prices may increase substantially and we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings.


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


Competition in our markets may increase in the future. New competitors may enter our markets and may have greater marketing and financial resources that we do. This may allow then to gain market share at our expense. Increased competition may cause us to lower lease rates and reduce profit margins. Prolonged price competition is likely to have a material adverse affect on our business and results of operation.


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


Zoning Laws Could Restrict the Use of Our Storage Units


Most of our customers use our storage units to store their goods on their property. Officials in certain cities and towns have informed some of our customers that local zoning laws do not permit them to keep our portable storage units on their property or do not permit portable storage units unless located out of sight behind their business. If our units cannot be located in a significant number of cities and towns in our markets due to zoning laws or other regulations, our business could be adversely affected.


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

The Market Price of Our Stock Is Volatile


The market price of our common stock has fluctuated for a number of reasons, including quarterly variations in our operating results and changes in earnings estimates by analysts. The stock market in general also has experienced extreme price and volume fluctuations which have affected the stock price of many companies including ours. These fluctuations may adversely affect the market price of our common stock.


We Rely Heavily on a Few Key Employees


We are substantially dependent on the personal efforts and abilities of Richard
E. Bunger, our Founder and Chairman, Steven G. Bunger, our President and Chief Executive Officer, and Lawrence Trachtenberg, our Executive Vice President and Chief Financial Officer. The loss of any of these officer or our other key employees could have a material adverse effect on our business and results of operations. We have employment agreements with Steven G. Bunger and Lawrence Trachtenberg.


"Safe Harbor' Statement under the Private Securities Litigation Reform Act of
1995


This report contains certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including, without limitation, with respect to demand for our products, competition in our industry, the continued availability of adequate financing to support our anticipated activities including our continued expansion of existing branches and expansion into new markets, the risks and uncertainties associated with our growth and acquisition strategy, and our ability to manage our growth and integrate new acquisitions, are forward-looking statements. These statements are based on certain assumptions and, in certain cases, analyses that we have made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks or uncertainties, including the risk factors described above under "Factors That May Affect Future Operating Results," general economic and business conditions, the business opportunities that may be presented to us and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Prospective investors and existing shareholders are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in forward-looking statements.


ITEM 2.       DESCRIPTION OF PROPERTY.


We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at lease five years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.


We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is nine years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 163,400 square feet. These buildings house our manufacturing, assembly, refurbishing, painting and vehicle maintenance operations.


We lease our corporate and administrative offices in Tempe, Arizona. These offices have 28,800 square feet of space. The lease term is through December 2000. We currently are negotiating a lease at a new location which will accommodate our recent growth and foreseeable future needs.

ITEM 3.       LEGAL PROCEEDINGS.


We are a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers' property while stored in units they lease from us. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any current litigation, individually or in the aggregate, is likely to have a material adverse effect on our business or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


Our annual meeting of stockholders was held on November 10, 1999, in Phoenix, Arizona. On the record date for the annual meeting, 11,370,841 shares of common stock were outstanding and eligible to be voted. A quorum was present at the annual meeting. The table below briefly describes the proposals and results from the annual meeting of stockholders.


                                                                           NUMBER OF SHARES VOTED:
                                                                           -----------------------

Election of Directors, each to serve a three-year term:          For               Withheld
                                                                 ---               --------

     Steven G. Bunger                                        10,060,011              4,898
     George E. Berkner                                       10,060,611              4,298

                                                                 For               Against             Abstain
                                                                 ---               -------             -------

Approve and adopt the Company's 1999 Stock Option Plan:
                                                              9,591,708            449,182              24,019

Ratification of appointment of Arthur Andersen LLP as
the Independent Auditors for 1999:                           10,055,330              5,669               3,910

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our Common Stock trades on the Nasdaq National Market under the symbol "MINI". The following are the high and low sale prices for the common stock as reported by the Nasdaq Stock Market.


FISCAL YEARS 1998 AND 1999

                                                  1998                                1999
                                                  ----                                ----

                                         HIGH              LOW                HIGH            LOW

Quarter ended March 31,                $10.500           $5.625             $13.563         $11.000
Quarter ended June 30,                  12.438            8.625              19.563          11.125
Quarter ended September 30,             11.125            7.250              23.375          17.750
Quarter ended December 31,              11.125            6.625              22.438          16.688

We had approximately 95 holders of record of our common stock on February 18, 2000, however, we believe we have more than 2,000 beneficial owners of our common stock.


We have never declared nor paid any cash dividends on our common stock. We do not currently expect to pay cash dividends on our common stock. Instead we will continue to use our cash resources to support the planned growth of our business. Our credit facility with our lenders does not allow us to pay cash dividends without the consent of our lenders.

ITEM 6.       SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. You should read this material with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere in this report.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                             1995             1996            1997            1998            1999
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Leasing.........................................    $    15,461      $    17,876     $    24,870     $    36,461     $    53,302
   Sales...........................................         24,265           23,619          20,528          15,623          12,820
   Other...........................................            458              931             685             593             531
                                                       ------------     ------------    ------------    ------------    -----------
       Total revenues..............................         40,184           42,426          46,083          52,677          66,653
Costs and expenses:
   Cost of sales...................................         19,107           19,926          14,546          10,730           8,506
   Leasing, selling and general expenses...........         15,174           15,343          20,586          25,724          32,218
   Depreciation and amortization...................          1,318            1,714           2,253           2,885           4,065
   Restructuring charge............................           --                700            --              --              --
                                                       ------------     ------------    ------------    ------------    -----------
Income from operations.............................          4,585            4,743           8,698          13,338          21,864
Other income (expense):
   Interest income.................................             14                9               4              31              48
   Interest expense................................         (3,212)          (3,894)         (5,035)         (5,896)         (6,162)
                                                       ------------     ------------    ------------    ------------    ------------
Income before provision for income taxes and
extraordinary item.................................          1,387              858           3,667           7,473          15,750
Provision for income taxes.........................            610              378           1,467           2,989           6,300
                                                       ------------     ------------    ------------    ------------    -----------
Income before extraordinary item...................            777              480           2,200           4,484           9,450
Extraordinary item, net of income tax benefit of
$322 (1996) and $283 (1999)........................           --               (410)           --              --              (424)
Preferred stock dividends..........................         (1,250)            --              --              --               (22)
                                                       ------------     ------------    ------------    ------------    ------------
Net income (loss) available to common shareholders     $      (473)     $        70     $     2,200     $     4,484     $     9,004
                                                       ============     ============    ============    ============    ===========
Net income (loss) per share:
   Basic:
     Income before extraordinary item..............    $     (0.10)     $      0.07     $      0.33     $      0.57     $      0.93
     Extraordinary item............................           --              (0.06)           --              --             (0.04)
                                                       ------------     ------------    ------------    ------------    ------------
     Net Income....................................    $     (0.10)     $      0.01     $      0.33     $      0.57     $      0.89
                                                       ============     ============    ============    ============    ===========
   Diluted:
     Income before extraordinary item..............    $     (0.10)     $      0.07     $      0.32     $      0.53     $      0.89
     Extraordinary item............................           --              (0.06)           --              --             (0.04)
                                                       ------------     ------------    ------------    ------------    ------------
     Net Income....................................    $     (0.10)     $      0.01     $      0.32     $      0.53     $      0.85
                                                       ============     ============    ============    ============    ===========
Weighted average number of common and
 common share equivalents outstanding:
   Basic...........................................           4,835            6,738           6,752           7,840         10,153
   Diluted.........................................           4,835            6,744           6,800           8,417         10,640
OTHER DATA:
   Lease fleet units (at year end).................          11,295           13,600          18,051          25,768         37,077
   Lease fleet utilization (1).....................            91.4%            89.7%           85.7%           87.0%          85.6%
   Leasing revenue growth from prior year..........            61.0%            15.6%           39.1%           46.6%          46.2%
   Number of branches (at year end)................               8                8               8              12            19
   Operating margin................................            11.4%         11.2%(2)           18.9%           25.3%          32.8%

CONSOLIDATED BALANCE SHEET DATA:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                              1995             1996            1997            1998            1999
                                                              ----             ----            ----            ----            ----
Lease fleet, net(3)................................     $    23,862      $    32,541     $    49,151     $    76,590     $   121,277
Total assets.......................................          54,342           64,816          84,052         116,790         178,392
Total funded debt..................................          28,632           40,148          54,026          71,900          78,271
Stockholders' equity...............................          16,160           16,209          19,027          29,872          77,387

(1) We calculated utilization by dividing the number of containers on lease at the end of each week during the period by the total number of portable storage units in the lease fleet at that time.


(2) Includes $700,000 (pre-tax) restructuring charge; 12.8% excluding the restructuring charge.

(3) Excludes modular buildings held under capital leases which were included in this balance sheet item prior to our sale of all our modular buildings.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW


Since 1996, we have transitioned to primarily leasing portable storage units from primarily selling them. This has caused the composition of our revenues and expenses to change. Leasing revenues as a percentage of our total revenues increased to 80.0% in 1999 from 69.2% in 1998, 54.0% in 1997 and 42.1% in 1996.
From the end of 1996 to the end of 1999, we increased the number of portable storage units in our lease fleet from 13,600 to 37,100. This is an average annual growth rate in units of approximately 39.7%.


Our leasing revenues include all rent we receive for our portable storage units. Our sales revenues include sales of portable storage units and other structures to customers. Our other revenues consist principally of charges for the delivery of the portable storage units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales includes both our cost to buy, refurbish and modify used ISO shipping containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 1.9% of lease revenues. We expense our repair and maintenance costs as incurred. Our portable storage units are depreciated on the straight-line method over our units' estimated useful life of 20 years, with salvage values estimated at 70% of our unit investment.

RESULTS OF OPERATIONS


The following table shows the percentage of total revenues represented by the key items that make up our statements of operations. You should read this table and the discussion below with our financial statements.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           1997                 1998               1999
                                                                           ----                 ----               ----
Revenues:
   Leasing                                                                  54.0%                69.2%             80.0%
   Sales                                                                    44.5                 29.7              19.2
   Other                                                                     1.5                  1.1               0.8
                                                                           -----                -----             -----
         Total revenues                                                    100.0                100.0             100.0

Costs and expenses:
   Cost of sales                                                            31.5                 20.4              12.8
   Leasing, selling and general expenses                                    44.7                 48.8              48.3
   Depreciation and amortization                                             4.9                  5.5               6.1
                                                                           -----                -----             -----
Income from operations                                                      18.9                 25.3              32.8
Other income (expense):
   Interest income                                                          --                    0.1              --
   Interest expense                                                        (10.9)               (11.2)             (9.2)
                                                                           -----                -----             -----
Income before provision for income taxes and
extraordinary item                                                           8.0                 14.2              23.6
Provision for income taxes                                                   3.2                  5.7               9.5
                                                                            -----                -----             -----
CIncome before extraordinary item                                             4.8                  8.5              14.1
Extraordinary item                                                          --                   --                (0.6)
                                                                            -----                -----             -----
Net income                                                                   4.8%                 8.5%             13.5%
                                                                             =====                =====            =====

1999 COMPARED TO 1998


Total revenues in 1999 increased by 26.5% to $66.7 million from $52.7 million in 1998. Leasing revenues in 1999 increased by 46.2% to $53.3 million from $36.5 million in 1998. These increases resulted from a 44.5% increase in the average number of portable storage units on lease and a 1.2% increase in the average rent per unit. In 1999, we opened seven new branches, six of which were through acquisitions. The new branches were in Salt Lake City, Colorado Springs, New Orleans, Memphis, Chicago, Knoxville and Tulsa. We also acquired operations in seven markets we already operated in. The branches in new markets generated an increase in units leased of 18.4% in 1999 and accounted for 11.2% of our increase in leasing revenues. Leasing revenues at branches open more than one year (excluding operations acquired from others) increased by 28.2%. Our revenues from the sale of units decreased by 17.9% to $12.8 million in 1999 from $15.6 million in 1998. This decrease reflects our decision in 1998 to curtail the sale of telecommunication shelters and discontinue our dealer program.


Cost of sales decreased to 66.3% of sales revenues in 1999 from 68.7% of sales revenues in 1998. During 1999, we paid less for used ISO shipping containers and also produced more portable storage units at our manufacturing plant than in 1998. These factors resulted in the higher gross margin on portable storage unit sales in 1999.


Leasing, selling and general expenses increased 25.2% to $32.2 million in 1999 from $25.7 million in 1998. We had higher leasing-related expenses because of the 44.5% increase in the average number of units on lease, higher commissions because of our higher leasing volume and $2.1 million of expenses associated with the six branches in new markets we acquired and the one branch we started in 1999. Both acquired and start up branches initially have lower profit margins until the branches' fixed operating costs are covered by higher leasing volumes.


Depreciation and amortization expenses increased by $1.2 million to 6.1% of total revenue in 1999 from 5.5% in 1998. This increase resulted from our larger lease fleet, additional equipment needed for manufacturing and maintaining the lease fleet and other equipment added at our branches.

Our operating margin increased to 32.8% in 1999 from 25.3% in 1998 principally because we focused on leasing rather than selling our portable storage units and because leasing, selling and general expenses decreased as a percent of leasing revenues. As a result, income from operations increased by 63.9% to $21.9 million in 1999 from $13.3 million in 1998.


Interest expense increased by 4.5% to $6.2 million in 1999 from $5.9 million in 1998 as a result of higher average debt outstanding during 1999. Interest expense as a percentage of revenues decreased to 9.2% in 1999 from 11.2% in 1998. Our average debt outstanding increased by 21.0%, due to an additional $14.5 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet. The weighted average interest rate declined to 7.6% in 1999 from 8.7% in 1998, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 8.3% in 1999 and 9.6% in 1998.


Net income before extraordinary charges in 1999 was $9.4 million, or $0.89 per diluted share of common stock, compared to net income in 1998 of $4.5 million, or $0.53 per diluted share of common stock. During 1999 the Company recorded a $0.04 per share extraordinary charge in connection with the early extinguishment of our $6.9 million of Senior Subordinated Notes which were originally scheduled to mature in November 2002. Our increase in net income primarily resulted from our higher leasing revenues in 1999 and a decrease in leasing, selling and general expenses per unit on lease in 1999. Our effective tax rate was 40.0% for both 1999 and 1998. We had a 26.4% increase in the weighted average number of common and common share equivalents outstanding in 1999 primarily because of a public offering of 2.965 million shares of our common stock in May and June 1999.


1998 COMPARED TO 1997


Total revenues in 1998 increased by 14.3% to $52.7 million from $46.1 million in 1997. Leasing revenues in 1998 increased by 46.6% to $36.5 million from $24.9 million in 1997. These increases resulted from a 42.9% increase in the average number of portable storage units on lease and a 2.6% increase in the average rent per unit. In 1998, we opened four new branches, three of which were through acquisitions. The new branches were in Las Vegas, Oklahoma City, Denver and Albuquerque. These new branches accounted for 15.8% of our increase in 1998 leasing revenues. Our eight branches which operated in 1998 and 1997 accounted for 84.2% of the increase in our 1998 leasing revenues. Our revenues from the sale of portable storage units and other structures decreased by 23.9% to $15.6 million in 1998 from $20.5 million in 1997. This reflects our focus on leasing rather than selling portable storage units. This decrease was also caused by our decision in 1998 to curtail the sale of telecommunication shelters and discontinue our dealer program.


Cost of sales decreased to 68.7% of sales revenues in 1998 from 70.9% in 1997. During 1998, we paid less for both used ISO shipping containers and the steel we use to manufacture portable storage units. We also produced more portable storage units at our manufacturing plant in 1998 than in 1997. As a result, our fixed manufacturing expenses were allocated over more units and resulted in a higher gross margin on portable storage unit sales in 1998.


Leasing, selling and general expenses increased by $5.1 million to 48.8% of total revenues in 1998 from 44.7% in 1997. We had higher leasing-related expenses because of the 42.9% increase in the number of units on lease, higher commissions because of our higher leasing volume and $1.4 million of expenses associated with the three branches we acquired and the one branch we started in 1998. Both acquired and start-up branches initially have lower profit margins until the branches' fixed operating costs are covered by higher leasing volumes. However, these expenses decreased to 70.6% of our leasing revenues in 1998 from 82.8% in 1997.


Depreciation and amortization expenses increased by $631,000 to 5.5% of total revenues in 1998 from 4.9% in 1997. This increase resulted from our larger lease fleet, additional equipment needed for manufacturing and other equipment added at our branches.


Our operating margin increased to 25.3% of total revenues in 1998 from 18.9% in 1997 principally because we focused on leasing rather than selling portable storage units and because leasing, selling and general expenses decreased as a percentage of leasing revenues. As a result, income from operations increased by 53.4% to $13.3 million in 1998 from $8.7 million in 1997.


Interest expense increased by 17.1% to $5.9 million in 1998 from $5.0 million in 1997 because we had higher average debt outstanding during 1998. Our average debt outstanding increased by 29.0%, consisting of $6.9 million of 12% Senior Subordinated Notes issued in October 1997 and an additional $21.3 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet. The weighted average interest rate declined to 8.7% in 1998 from 9.5% in 1997, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 9.6% in 1998 and 10.6% in 1997.


We reported net income in 1998 of $4.5 million, or $0.53 per diluted share of common stock, compared to net income in 1997 of $2.2 million, or $0.32 per diluted share of common stock. These increases were primarily because of our higher leasing revenues in 1998 and the decrease in leasing, selling and general expenses as a percentage of leasing revenues in 1998. Our effective tax rate was 40.0% for both 1998 and 1997. We had a 23.8% increase in the weighted average number of common and common share equivalents outstanding in 1998 because of the exercise of warrants we had issued in 1994 and common stock issued in connection with the acquisitions completed during 1998.


LIQUIDITY AND CAPITAL RESOURCES


Our leasing and manufacturing businesses are very capital intensive. We have financed our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.


Operating Activities. Our operations provided net cash flow of $19.2 million in 1999, $8.5 million in 1998 and $6.1 million in 1997. This increasing cash flow resulted primarily from our higher net income and the impact of depreciation expense and deferred income taxes. The growth of our business, however, has required us to use more cash to support higher levels of accounts receivable and inventory.


Investing Activities. Net cash used in investing activities was $55.7 million in 1999, $31.2 million in 1998 and $19.2 million in 1997. This increasing use of cash resulted primarily from higher levels of capital expenditures for lease fleet expansion and acquisitions. Capital expenditures for our lease fleet were $30.4 million in 1999, $23.5 million in 1998 and $17.1 million in 1997. Capital expenditures for property, plant and equipment were $4.7 million in 1999, $3.8 million in 1998 and $2.1 million in 1997. In addition, we spent $28.6 million (including $8 million of mandatorily redeemable preferred stock) in 1999 and $3.9 million in 1998 for acquisitions. No acquisitions were completed in 1997.


Financing Activities. Net cash provided by financing activities was $36.0 million in 1999, $22.8 million in 1998 and $13.4 million in 1997. During 1999, net cash provided by financing activities was primarily from a public offering of 2,965,000 shares of common stock. We received gross proceeds of approximately $39.3 million from this offering. We also received approximately $878,000 from the exercise of warrants to purchase shares of our common stock. We also borrowed an additional $14.5 million under our credit facility. The net cash provided by financing activities was used to expand our lease fleet, finance acquisitions, and prepay our Senior Subordinated Notes. During 1998, net cash provided by financing activities was primarily from $21.3 million of net borrowings under our credit facility and $5.7 million of gross proceeds from the exercise of warrants to purchase shares of our common stock. The majority of warrants exercised were issued in connection with our initial public offering in 1994.


We entered into an Interest Rate Swap Agreement effective in September 1998, under which Mobile Mini is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Swap Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of our revolving line of credit so that the rate is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate.


Since March 1996, our principal source of liquidity has been our credit facility, which currently consists of a $120 million revolving line of credit and a $6.0 million term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). During 1999, the average interest rate under our credit facility was 6.9%. As of February 18, 2000 we had $74.4 million of outstanding borrowings under our credit facility, and $33.5 million of additional borrowings were available.


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

The credit facility includes a term loan due in March 2004. The term loan had an outstanding principal balance of $5.8 million at December 31, 1999. We must make principal and interest payments monthly on the term loan.


In October 1997, we issued $6.9 million of 12% Senior Subordinated Notes with detachable redeemable warrants to purchase 172,500 shares of our common stock at $5.00 per share. These notes were due November 1, 2002 but could be prepaid beginning November 1, 1999 without a prepayment penalty. We redeemed the entire principal balance outstanding on November 1, 1999. Because the notes were sold with redeemable warrants, a portion of the sale price was allocated to the notes and a portion to the redeemable warrants, based on their respective fair market values. The resulting discount increased the effective interest rate on the notes, and was amortized as interest expense over the life of the notes. In connection with the early redemption of these notes, we recorded an extraordinary charge of $424,000, net of our tax provision, in 1999.


We believe that our working capital, together with our cash flow from operations, borrowing under our credit facility and other available funding sources will be sufficient to fund our operations and controlled growth for the next 12 months. We believe that in order to maintain historical growth rates we will be required to obtain additional debt financing or raise additional equity capital by issuing additional shares of our stock. However, we cannot be sure that we can obtain the necessary debt or equity capital on acceptable terms.


SEASONALITY

During the past three years, our operation as a whole has not been very seasonal. Demand for leases of our portable storage units is stronger from September through December because retailers need to store more inventory for the holiday season. Our retail customers usually return leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarters of the past several years.


YEAR 2000 COMPLIANCE AND EXPENDITURES


Our program to address the Year 2000 issue consisted of the following phases: inventory, assessment, correction, testing and implementation. As of December 31, 1999, all phases were completed. We did not experience any significant disruption as a result of the Year 2000 issue. Our total costs to remedy the Year 2000 issue were approximately $26,000.


We can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed. We are not aware of any problems with any of our suppliers, customers or third party providers that would negatively impact our operations or adversely affect our business.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.


An interest rate swap agreement is the only instrument used by the Company to manage interest rate fluctuations affecting the Company's variable rate debt. The Company currently has one outstanding interest rate swap agreement covering $30 million of our debt, under which the Company pays a fixed rate and receives a variable interest rate. The following table sets forth the scheduled maturities and the total fair value of the Company's debt portfolio:

                                                                                                                      Total Fair
                                                         At December 31,                              Total at         Value at
                                 -----------------------------------------------------------------  December 31,     December 31,
                                  2000        2001       2002      2003       2004    Thereafter        1999             1999
                                 ---------------------------------------------------------------------------------------------
Liabilities
Fixed Rate (in 000's)           $    509   $    225    $     67  $     91   $  --        --         $      882        $      857
Average interest rate                                                                                     8.7%
Floating rate (in 000's)        $  1,217   $  1,200    $  1,200  $  1,200   $ 72,571     --         $   77,388        $   77,388
Average interest rate                                                                                     7.5%
Interest Rate Swaps
Variable to fixed (in 000's)               $ 30,000                                                 $   30,000        $   30,000
Average pay rate                                                                                          5.5%
Average receive rate                                                                               1 mo LIBOR-BBA


The Company enters into derivative financial arrangements only to the extent that it meets the objectives described above, and the Company does not engage in such transactions for speculative purposes. The Company's credit facility matures in 2004, including a one-year extension option. These variable rate liabilities will continue to increase due to future growth until maturity.


See Note 3 - Line of Credit in the notes to financial statements incorporated herein by reference for further description of the variable rate liability.


Management intends to renew or replace the line of credit with similar arrangements or debt prior to maturity, on terms reasonably similar to their existing terms. We, however, cannot be certain that such financing will be available or on terms acceptable to us.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX



Report of Independent Public Accountants                                                          F-2


Consolidated Balance Sheets - December 31, 1998 and 1999                                          F-3


Consolidated Statements of Operations - For the Years Ended
December 31, 1997, 1998 and 1999                                                                  F-4


Consolidated Statements of Stockholders' Equity - For the Years
Ended December 31, 1997, 1998 and 1999                                                            F-5


Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1997, 1998 and 1999                                                                  F-6


Notes to Consolidated Financial Statements - December 31, 1998 and 1999                           F-7


Financial Statement Schedule


Valuation and Qualifying Accounts - For the Years Ended
December 31, 1997, 1998 and 1999                                                                   46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mobile Mini, Inc.:


We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP





Phoenix, Arizona,
January 31, 2000.

                                MOBILE MINI, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999



                                          ASSETS                                                   1998                  1999
                                                                                             -----------------     -----------------
CASH AND CASH EQUIVALENTS                                                                    $     1,030,138       $       547,124
RECEIVABLES, net of allowance for doubtful accounts of $1,085,000 and $1,621,000,
   respectively                                                                                    6,254,938             8,861,815
INVENTORIES                                                                                        8,550,778             9,644,157
PORTABLE STORAGE UNIT LEASE FLEET, net of accumulated depreciation of
   $2,584,000 and $4,054,000, respectively                                                        76,589,831           121,277,355
PROPERTY, PLANT AND EQUIPMENT, net                                                                20,262,738            23,245,287
DEPOSITS AND PREPAID EXPENSES                                                                        787,426               890,142
OTHER ASSETS, net                                                                                  3,314,384            13,926,606
                                                                                             ---------------       ---------------
         TOTAL ASSETS                                                                        $   116,790,233       $   178,392,486
                                                                                             ===============       ===============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                             $     2,953,833       $     3,532,240
ACCRUED LIABILITIES                                                                                3,858,165             5,169,364
LINE OF CREDIT                                                                                    57,183,576            71,638,064
NOTES PAYABLE                                                                                      4,819,976             6,284,810
OBLIGATIONS UNDER CAPITAL LEASES                                                                   3,196,021               347,850
SUBORDINATED NOTES, net                                                                            6,700,038                 --
DEFERRED INCOME TAXES                                                                              8,206,830            14,032,673
                                                                                             ---------------       ---------------
         TOTAL LIABILITIES                                                                        86,918,439           101,005,001
                                                                                             ---------------       ---------------


COMMITMENTS AND CONTINGENCIES (NOTE 10)


STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value, 17,000,000 shares authorized, 7,966,863 and
   11,438,356 issued and outstanding at December 31, 1998 and 1999, respectively                      79,669               114,383
Additional paid-in capital                                                                        22,054,927            61,032,336
Common stock to be issued, 85,468 shares                                                             500,000                 --
Retained earnings                                                                                  7,237,198            16,240,766
                                                                                             ---------------       ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                               29,871,794            77,387,485
                                                                                             ---------------       ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   116,790,233       $   178,392,486
                                                                                             ===============       ===============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                                    1997                1998                 1999
                                                                                    ----                ----                 ----
REVENUES:
     Leasing                                                                 $  24,870,141        $  36,461,050       $  53,302,300
     Sales                                                                      20,527,477           15,623,088          12,820,357
     Other                                                                         685,005              592,393             530,842
                                                                             --------------       --------------      -------------

                                                                                46,082,623           52,676,531          66,653,499

COSTS AND EXPENSES:
     Cost of sales                                                              14,546,347           10,729,988           8,505,609
     Leasing, selling and general expenses                                      20,585,458           25,724,193          32,218,343
     Depreciation and amortization                                               2,253,264            2,884,007           4,065,573
                                                                             --------------       --------------      -------------

INCOME FROM OPERATIONS                                                           8,697,554           13,338,343          21,863,974

OTHER INCOME (EXPENSE):
     Interest income                                                                 4,628               31,274              47,135
     Interest expense                                                           (5,034,856)          (5,896,339)         (6,161,876)
                                                                             --------------       --------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM                  3,667,326            7,473,278          15,749,233

PROVISION FOR INCOME TAXES                                                       1,466,930            2,989,311           6,299,694
                                                                             --------------       --------------      -------------

INCOME BEFORE EXTRAORDINARY ITEM                                                 2,200,396            4,483,967           9,449,539

EXTRAORDINARY ITEM, net of income tax benefit of $282,702                             --                   --              (424,053)
                                                                             --------------       --------------      --------------

NET INCOME                                                                       2,200,396            4,483,967           9,025,486

PREFERRED STOCK DIVIDEND                                                              --                   --                21,918
                                                                             --------------       --------------      -------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $   2,200,396        $   4,483,967       $   9,003,568
                                                                             ==============       ==============      =============

EARNINGS PER SHARE:

BASIC:
     Income before extraordinary item                                        $        0.33        $        0.57       $        0.93
     Extraordinary item                                                               --                   --                 (0.04)
                                                                             --------------       --------------      --------------
     Net income                                                              $        0.33        $        0.57       $        0.89
                                                                             ==============       ==============      =============

DILUTED:
     Income before extraordinary item                                        $        0.32        $        0.53       $        0.89
     Extraordinary item                                                               --                   --                 (0.04)
                                                                             --------------       --------------      --------------
     Net income                                                              $        0.32        $        0.53       $        0.85
                                                                             ==============       ==============      =============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING:

BASIC                                                                            6,752,147            7,839,623          10,153,086
                                                                             ==============       ==============      =============

DILUTED                                                                          6,800,303            8,417,168          10,640,438
                                                                             ==============       ==============      =============

                     The accompanying notes are an integral
                     part of these consolidated statements.

                                MOBILE MINI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                           Common
                                                                           Additional      Stock
                                                Preferred    Common         Paid-in        To be        Retained     Stockholders'
                                                  Stock       Stock         Capital        Issued       Earnings         Equity
                                              ------------   --------      -----------   ---------    -----------    -------------
BALANCE, December 31, 1996                    $       --     $ 67,393      $15,588,873   $      --    $   552,835    $16,209,101
   Issuance of common stock (Notes 6 and 11)          --          600          333,175          --             --        333,775
   Exercise of stock options                          --            2              648          --             --            650
   Warrants issued (Note 11)                          --           --          283,470          --             --        283,470
   Net income                                         --           --               --          --      2,200,396      2,200,396
                                              ----------     --------      -----------   ---------    -----------    -----------


BALANCE, December 31, 1997                            --       67,995       16,206,166          --      2,753,231     19,027,392
   Issuance of common stock (Notes 6 and 11)          --          180          183,820          --             --        184,000
   Exercise of stock options                          --            9            3,779          --             --          3,788
   Exercise of warrants                               --       11,485        5,661,162          --             --      5,672,647
   Common stock to be issued, 85,468 shares           --           --               --     500,000             --        500,000
   Net income                                         --           --               --          --      4,483,967      4,483,967
                                              ----------     --------      -----------   ---------    -----------    -----------


BALANCE, December 31, 1998                            --       79,669       22,054,927     500,000      7,237,198     29,871,794
   Issuance of common stock (Notes 6 and 11)          --       29,650       36,513,398          --             --     36,543,048
   Exercise of stock options                          --        2,583        1,088,757          --             --      1,091,340
   Exercise of warrants                               --        1,626          876,109          --             --        877,735
   Issuance of 85,468 shares of common stock          --          855          499,145    (500,000)            --             --
   Preferred stock dividend (Preferred
   stock issued and redeemed in 1999)                 --           --               --          --        (21,918)       (21,918)
   Net income                                         --           --               --          --      9,025,486      9,025,486
                                              ----------     --------      -----------   ---------    -----------    -----------


BALANCE, December 31, 1999                    $       --     $114,383      $61,032,336   $      --    $16,240,766    $77,387,485
                                              ==========     ========      ===========   =========    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                     1997              1998              1999
                                                                                 -------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $2,200,396        $4,483,967        $9,025,486
   Adjustments to reconcile income to net cash provided by operating activities:
     Extraordinary loss on early debt extinguishment, net                                   --                --           424,053
     Provision for doubtful accounts receivable                                      1,104,863           983,526         1,346,054
     Amortization of deferred loan costs                                               548,725           587,096           570,687
     Amortization of warrant issuance discount                                           8,694            52,164            43,470
     Depreciation and amortization                                                   2,253,264         2,884,007         4,065,573
     Loss (gain) on disposal of property, plant and equipment                           56,247           (2,901)            68,744
     Deferred income taxes                                                           1,508,119         2,989,211         6,299,545
     Changes in certain assets and liabilities, net of effect of businesses acquired:
       Increase in receivables                                                      (2,732,485)         (937,114)       (3,065,586)
       Decrease (increase) in inventories                                              250,066        (3,802,462)       (1,032,895)
       (Increase) decrease in deposits and prepaid expenses                          (155,631)           188,559           312,100
       (Decrease) increase in other assets                                              10,746            (1,826)          212,463
       Increase in accounts payable                                                    119,305           277,199           504,846
       Increase in accrued liabilities                                                 912,634           753,416           455,128
                                                                                  ------------      ------------      ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     6,084,943         8,454,842        19,229,668
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired (Note 12)                                              --        (3,944,446)      (20,615,486)
   Net purchases of portable storage unit lease fleet                              (17,078,799)      (23,492,555)      (30,407,183)
   Net purchases of property, plant and equipment                                   (2,140,205)       (3,775,359)       (4,682,561)
                                                                                  ------------      ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES                                       (19,219,004)      (31,212,360)      (55,705,230)
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                              9,477,069        21,300,472        14,454,488
   Proceeds from issuance of notes payable                                          10,391,748           376,670         3,514,047
   Deferred financing costs                                                           (727,434)         (505,061)         (660,214)
   Principal payments on subordinated notes                                                 --                --        (6,900,000)
   Principal payments on notes payable                                              (4,632,298)       (1,679,743)       (2,049,213)
   Principal payments on capital lease obligations                                  (1,367,833)       (2,386,321)       (2,856,765)
   Redemption of mandatorily redeemable preferred stock                                     --                --        (8,000,000)
   Exercise of warrants                                                                260,820         5,672,647           877,735
   Issuance of common stock                                                                650             3,788        37,634,388
   Preferred stock dividend                                                                 --                --          (21,918)
                                                                                  ------------      ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    13,402,722        22,782,452        35,992,548
                                                                                  ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   268,661            24,934          (483,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         736,543         1,005,204         1,030,138
                                                                                  ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $1,005,204        $1,030,138          $547,124
                                                                                  ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                           $4,347,025        $5,479,214        $5,453,406
                                                                                  ============      ============      ============
   Cash paid during the year for income taxes                                          $66,162           $75,045           $93,294
                                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  In 1999, the Company issued $8 million of Mandatorily Redeemable Preferred Stock as partial payment of the purchase price of the assets of National Security Containers, LLC. The Company subsequently redeemed the entire $8 million of preferred stock in 1999. In 1998, the Company issued 85,468 shares of the Company's common stock valued at $500,000 as partial payment of the purchase price for Nevada Storage Containers (Las Vegas, Nevada) and issued 18,022 shares of the Company's common stock valued at $184,000 as partial payment of the purchase price of Aspen Instant Storage (Oklahoma City, Oklahoma). In 1997, the Company issued 60,000 shares of the Company's common stock and 15,000 warrants to purchase the Company's common stock with an aggregate value of $357,675 as payment to the underwriter for services performed in connection with the $6.9 million subordinated debt offering and related bridge financing (Note 6). Capital lease obligations of $210,740 during 1998, were incurred in connection with lease agreements for equipment. The Company did not enter into any capital lease obligations during 1997 or 1999.

 The accompanying notes are an integral part of these consolidated statements.

                                MOBILE MINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

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

The Company has experienced rapid growth during the last several years with lease revenues increasing at a 43.9% compounded rate during the last three years. This growth is related to internal growth of the Company's portable storage unit lease fleet at existing locations, as well as acquisitions.

The Company believes that its current capitalization, together with borrowings available under the Credit Facility, is sufficient to permit continued growth. However, should the Company expand the rate of geographic expansion, the Company will be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources. The Company believes that such financing will be available; however, there is no assurance that any such financings will be available or on terms acceptable to the Company.

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


         Revenue Recognition


The Company recognizes revenues from sales of containers upon delivery. Revenue generated under portable storage unit leases is recognized monthly when the customer is invoiced.

Revenue under certain contracts for the manufacture of telecommunication shelters is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts is approximately $73,000 and $12,000 at December 31, 1998 and 1999 respectively, and are included in receivables in the accompanying consolidated balance sheets.


Revenue from portable storage unit delivery and hauling is recognized as these services are provided.


         Concentration of Credit Risk


Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of receivables. Concentration of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company's receivables related to its sales operations are generally secured by the product sold to the customer. The Company's receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess the portable storage unit, including any customer goods, for non-payment.


The Company's leasing customers by major category are presented below:

                                                        1998               1999
                                                     -----------        -----------
                  Retail                                 40%                34%
                  Construction                           31%                33%
                  Consumers                              15%                12%
                  Commercial                              7%                14%
                  Government and Institutions             6%                 6%
                  Other                                   1%                 1%

         Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1998 includes $415,800 (including earned interest) in an interest reserve account as required under the Indenture (see Note 6) in connection with the Company's 12% Senior Subordinated Notes. Those Notes were prepaid in November 1999, and consequently there was no corresponding amount at December 31, 1999.

         Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31 consist of the following:

                                                                      1998                1999
                                                                ----------------    ---------------
                  Raw materials and supplies                        $6,480,553         $7,453,662
                  Work-in-process                                      801,338            880,885
                  Finished portable storage units                    1,268,887          1,309,610
                                                                    ----------         ----------
                                                                    $8,550,778         $9,644,157
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

Property, plant and equipment at December 31 consist of the following:


                                Estimated Useful Life                         1998                1999
                                      In Years                         ----------------    ---------------
  Land                                                                         $777,668           $777,668
  Vehicles and equipment             5 to 20                                 15,963,099         19,397,810
  Buildings and improvements           30                                     7,211,833          8,228,124
  Office fixtures and equipment      5 to 20                                  3,404,320          3,964,242
                                                                            -----------        -----------
                                                                             27,356,920         32,367,844
  Less-Accumulated depreciation                                              (7,094,182)        (9,122,557)
                                                                            -----------        -----------
                                                                            $20,262,738        $23,245,287
                                                                            ===========        ===========

Property, plant and equipment includes assets acquired under capital leases of approximately $818,000 and $767,000, and accumulated amortization of approximately $165,000 and $190,000, at December 31, 1998 and 1999, respectively.

At December 31, 1998 and 1999, a portion of property, plant and equipment was pledged as collateral for notes payable obligations and obligations under capital leases (see Notes 3, 4 and 5).

         Accrued Liabilities

Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $645,000 and $880,000 for the years ended December 31, 1998 and 1999, respectively.

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

Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31, 1997, 1998 and 1999:

                                                                    1997                     1998                        1999
                                                                ---------------        ------------------         ------------------
          Basic earnings per share:
               Net income                                           $2,200,396                $4,483,967               $ 9,003,568
                                                                    ==========                ==========               ===========
               Weighted average common shares                        6,752,147                 7,839,623                10,153,086
                                                                    ----------                ----------               -----------
                                Basic earnings per share                 $0.33                     $0.57                     $0.89
                                                                    ==========                ==========               ===========


          Diluted earnings per share:
               Net income                                           $2,200,396                $4,483,967               $ 9,003,568
                                                                    ==========                ==========               ===========
               Weighted average common shares                        6,752,147                 7,839,623                10,153,086
               Options and warrants assumed converted                   48,156                   577,545                   487,352
                                                                    ----------                ----------               -----------
               Weighted average common shares plus
               assumed conversion                                    6,800,303                 8,417,168                10,640,438
                                                                    ----------                ----------               -----------
                                Diluted earnings per share               $0.32                     $0.53                     $0.85
                                                                    ==========                ==========               ===========

         Long-Lived Assets

The Company periodically evaluated the carrying value of long-lived assets in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

         Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company's borrowings under the revolving line of credit and certain variable rate notes payable instruments approximate fair value. The fair value of the Company's variable rate notes payable and revolving line of credit is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 1999 is approximately $857,000.

         Deferred Financing Costs

Included in other assets are deferred financing costs of approximately $2,032,000 and $1,590,000 at December 31, 1998 and 1999, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred financing costs using the straight-line method and amortizing such costs using the effective interest method is not material.

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

         Impact of Recently Issued Accounting Standards

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SAFS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Management believes the impact of adopting SFAS No. 133 will not have any material impact on the Company's financial statements.

(2)      PORTABLE STORAGE UNIT LEASE FLEET:

The Company has a portable storage unit lease fleet consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the portable storage units estimated useful lives of 20 years with salvage values estimated at 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Portable storage units included in the lease fleet with an original loan value of approximately $7.0 million at December 31, 1998 and $101,000 at December 31, 1999, have been pledged as collateral for notes payable and obligations under capital leases. The balance of the portable storage units are pledged as collateral under the Credit Facility (see Notes 3, 4 and 5). Normal repairs and maintenance to the portable storage units are expensed as incurred.

Portable storage unit lease fleet includes assets acquired under capital leases of approximately $6,435,000 and $110,000, and accumulated depreciation of approximately $361,000 and $7,000 at December 31, 1998 and 1999, respectively.

(3)      LINE OF CREDIT:

In March 1996, the Company entered into a Credit Facility. In December 1999, the Company entered into an Amended and Restated Credit Facility. Under the terms of the current Credit Facility, the Lenders have provided the Company with a $120 million revolving line of credit and a $6 million term loan. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

Available borrowings under the revolving line of credit are based upon the level of the Company's inventories, receivables and portable storage unit lease fleet. The portable storage unit lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base. The interest rate spread on the revolving line of credit is fixed quarterly based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are, at the Company's option, at either a spread from the prime or the Eurodollar rate. At December 31, 1999, the prime rate was 8.5% and the Eurodollar rate ranged from 6.1% to 6.5%. The interest rate charged under the revolving line of credit at December 31, 1999 was 8.5% for prime rate borrowings and ranged from 7.4% to 7.8% for Eurodollar borrowings. The revolving line of credit expires in March 2004, including a one-year extension option.

The revolving line of credit balance outstanding was approximately $57.2 million and $71.6 million at December 31, 1998 and 1999, respectively. The amount available for borrowing was approximately $35.8 million at December 31, 1999. During 1998 and 1999, the weighted average interest rate under the line of credit was 7.67% and 6.9%, respectively, and the average balance outstanding during 1998 and 1999 was approximately $45.1 million and $61.7 million, respectively.

The Company entered into an Interest Rate Swap Agreement, (the Swap Agreement) effective in September 1998, under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Swap Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that it is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate. The Company accounts for this agreement as a hedge of an existing liability in conformance with SFAS No. 80, Accounting for Futures Contracts. Interest expense is accrued using the fixed rate identified in the Agreement. The Company's objective in entering into this transaction was to reduce the risk of interest rate fluctuations in the future. As the Company intends to continue to operate with leverage, management believed it was prudent to lock in a fixed interest rate at a time when fixed rates had significantly decreased.

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

 (4)     NOTES PAYABLE:

Notes payable at December 31 consist of the following:

                                                                                           1998                 1999
                                                                                      ---------------     -----------------

      Notes payable to BT Commercial Corporation, interest ranging from                   $3,687,500            $5,750,000
      1.50% over Eurodollar rate (6.125% to 6.1875% at December 31, 1999)
      to 0.25% over prime (8.5% at December 31, 1999), fixed monthly installments of principal plus interest, due March 2004, secured by various classes of the Company's assets

      Notes payable, interest ranging from 10.5% to 11.49%, monthly                          591,186               329,501
      installments of principal and interest, due April 2000 through May
      2002, secured by equipment and vehicles

      Notes payable, interest ranged from 11.49% to 12.63%, monthly                          385,418                    --
      installments of principal and interest, were due July 2000 through
      January 2001, secured by portable storage units and paid in full during 2000.

      Notes payable to financial institution, interest rate of 6.33%,                        155,872               205,309
      payable in fixed monthly installments due April 2000, unsecured
                                                                                          ----------            ----------
                                                                                          $4,819,976            $6,284,810
                                                                                          ==========            ==========

Future maturities under notes payable are as follows:

                                  Years ending December 31,
                                             2000                   $     1,577,132
                                             2001                         1,341,719
                                             2002                         1,232,624
                                             2003                         1,200,000
                                             2004                           933,335
                                                                    ---------------
                                                                    $     6,284,810
                                                                    ===============

(5)      OBLIGATIONS UNDER CAPITAL LEASES:

The Company has leased certain portable storage units and equipment under capital leases expiring through 2003 with various leasing companies. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the portable storage units. These leases have been capitalized using interest rates ranging from approximately 6% to 14%. The leases are secured by the portable storage units and equipment under lease.

Future payments of obligations under capital leases:

                               Years ending December 31,

                                         2000                                            $   170,905
                                         2001                                                 95,254
                                         2002                                                 40,836
                                         2003                                                 84,920
                                                                                         -----------
                                                 Total payments                              391,915
                                                 Less:  Amounts representing interest        (44,065)
                                                                                         -----------
                                                                                         $   347,850
                                                                                         ===========

Gains from sale-leaseback transactions have been deferred and are being amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 1998 and 1999, approximated $254,000 and $237,000, respectively, and are reflected as a reduction in the portable storage unit lease fleet in the accompanying consolidated financial statements.

(6)      EQUITY AND DEBT ISSUANCES:

In October 1997, the Company issued $6.9 million of 12% Senior Subordinated Notes (the Notes) with a scheduled maturity date of November 1, 2002 and could be redeemed by the Company at par on or after November 1, 1999. These Notes were unsecured obligations of the Company. The Company redeemed the entire $6.9 million principal amount outstanding plus accrued interest on November 1, 1999. The Notes were issued as part of a unit with Redeemable Warrants to purchase 172,500 shares of the Company's common stock at $5.00 per share. Additionally, the Company issued warrants to purchase 15,000 shares of common stock to the underwriters. The Company was required to maintain an interest reserve account and to maintain in the reserve account, while any of the Notes were outstanding, an amount equal to six months interest on the Notes based on the principal amount outstanding. At December 31, 1998, the outstanding balance of the Notes was $6.7 million, net of the remaining unamortized discount of approximately $200,000. Because the Notes were offered as part of a unit with Redeemable Warrants, a portion of the original offering price for a unit was allocated to the Notes and a portion to the Redeemable Warrants based on their respective fair market values. The resulting discount increased the effective interest rate of the Notes and was being amortized to interest expense over the life of the Notes. In conjunction with the redemption of the Notes, the Company recorded an extraordinary charge for the remainder of the discount and certain unamortized deferred loan charges.

In May, 1999, the Company completed a public offering of 3.1 million shares of its common stock at $13.25 per share. Of the shares sold, 2.5 million shares were sold by the Company and 600,000 shares were sold by selling shareholders. The Company received gross proceeds of $33.1 million. Additionally, the underwriters exercised their overallotment option to purchase an additional 465,000 shares of common stock at the public offering price, resulting in additional gross proceeds to the Company of approximately $6.2 million.

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

The provision for income taxes at December 31, 1997, 1998 and 1999 consisted of the following:

                                             1997               1998               1999
                                         --------------     --------------    ---------------
Current                                     $       --         $       --         $       --
Deferred                                     1,467,000          2,989,000          6,300,000
                                             ---------          ---------          ---------
                  Total                     $1,467,000         $2,989,000         $6,300,000
                                            ==========         ==========         ==========

The components of the net deferred tax liability at December 31, are as follows:

                                                                        1998                  1999
                                                                  ------------------    ------------------
Deferred Tax Assets (Liabilities):
     Net operating loss carryforward                                   $  8,303,000          $  9,728,000
     Allowance for doubtful accounts                                        434,000               648,000
     Alternative minimum tax credit                                         211,000               211,000
     Other                                                                  307,000               715,000
     Accelerated tax depreciation                                       (17,496,000)          (25,432,000)
     Deferred (gain) expense on sale-leaseback transactions                  34,000                97,000
                                                                       ------------          ------------
         Net deferred tax liability                                    $ (8,207,000)         $(14,033,000)
                                                                       ============          ============

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                                                  1997     1998    1999
                                                                                  ----     ----    ----
                          Statutory federal rate                                    34%      34%     34%
                          State taxes, net of federal benefit                        6        6       6
                          Other                                                      0        0       0
                                                                                 ------   ------  ------
                                                                                    40%      40%     40%
                                                                                 ======   ======  ======

At December 31, 1999, the Company had a federal net operating loss carryover of approximately $24,320,000 which expires if unused in years 2008 to 2019. At December 31, 1999, the Company had an Arizona net operating loss carryover of approximately $11,702,000 which expires if unused in years 2000 to 2004. At December 31, 1999, the Company has other insignificant net operating loss carryovers in the various states in which it operates.

As a result of stock ownership changes during the years presented, it is possible that the Company has undergone one or more changes in ownership which can limit the amount of net operating loss currently available as a deduction. Such limitation could result in the Company being required to pay tax currently because only a portion of the net operating loss is available. Management believes that it will fully realize its net operating loss carryforward and that a valuation reserve was not necessary at December 31, 1999.

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

The Company obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, the daughter of Mr. Richard E. Bunger and sister of Steven G. Bunger. The Company made aggregate payments of approximately $69,000 and $85,000 to Skilquest, Inc. in 1998 and 1999, respectively, which the Company believes represented the fair market value for the services performed.

The Company acquired 20 trucks from Richard E. Bunger in October 1998. The purchase price was $256,000, which the Company believes represented the fair market value for these assets.

During 1999, Mr. Bunger refurbished certain personally owned equipment at the Company's facility and reimbursed the Company approximately $31,000 for labor and material used. He had an additional $32,000 of work in process that the Company will be reimbursed upon completion. The Company believes this amount represented the fair market value for the services performed.

Mr. Bunger and the Company have entered into an agreement, dated December 30, 1999, whereby certain personally owned equipment of Mr. Bunger's, valued at approximately $36,000, would be exchanged for certain other equipment the Company owns which is valued at the same approximate market value. Part of this exchange includes the Company owned vehicle which had been provided to Mr. Bunger.

All ongoing and future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested directors.

(9)      BENEFIT PLANS:

STOCK OPTION PLANS

In August 1994, the Company's board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan ("the Plan"). Under the Plan, as amended in 1998, options to purchase a maximum of 1,200,000 shares of the Company's common stock may be granted. In August 1999, the Board of Directors approved the adoption and implementation of the Mobile Mini, Inc. 1999 Stock Option Plan, under which 500,000 shares of Mobile Mini's common stock are reserved for issuance upon the exercise of options which may be granted under this plan. The 1999 Plan was approved by the stockholders at the Company's annual meeting in November 1999. Under the terms of the plans, both incentive stock options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company's directors and key personnel, and to providers of various services to the Company. The purposes of the plans are to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of our stock by, key management and other employees. The board of directors believes that stock options are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their purchase of a stock interest in Mobile Mini.

The option exercise price for all options granted under the plans may not be less than 100% of the fair market value of our common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock).

Payment for shares purchased under the plans may be made either in cash or, if permitted by the particular option agreement, by exchanging shares of common stock with a fair market value equal to the total option exercise price plus cash for any difference. Options may, if permitted by the particular option agreement, be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to Mobile Mini cash or cash equivalents equal to the option exercise price.

The plans are administered by the compensation committee, which is comprised of our outside directors. They determine whether options will be granted, whether options will be ISOs or non-qualified options, which officers, key personnel and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted.

The board of directors may amend the plans (or either plan) at any time, except that approval of the Company's shareholders is required for any amendment that increases the aggregate number of shares which may be issued pursuant to a plan, changes the class of persons eligible to receive options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the plan. The board of directors may terminate or suspend the plans at any time. Unless previously terminated, the 1994 Plan will terminate in November 2003 and the 1999 Plan will terminate in August, 2009. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized in the accompanying financial statements for stock-based employee awards. All stock options have been granted with an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For purposes of SFAS No. 123, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

                                                     1997                   1998                   1999
                                              -------------------    -------------------     ------------------
         Risk free interest rates range          6.0 to 6.6%           5.27 to 5.49%           5.14 to 6.19%
         Expected holding period                  4.0 years              4.0 years               4.0 years
         Dividend rate                               0.0%                   0.0%                   0.0%
         Expected volatility                        55.4%                  53.5%                   50.7%

Under these assumptions, the fair value of the stock options granted was $190,570, $329,774 and $667,586 for 1997, 1998 and 1999, respectively. These amounts would be amortized on the straight-line basis as compensation expense, over the average holding period of the options. If the Company had accounted for stock options consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reported as follows at December 31:

                                                     1997                   1998                   1999
                                              -------------------    -------------------     ------------------
         Net income
              As reported                             $2,200,396             $4,483,967             $9,003,568
              Pro forma                                2,086,054              4,286,102              8,603,016

         Basic EPS:
              As reported                                  $0.33                  $0.57                  $0.89
              Pro forma                                     0.31                   0.55                   0.85

         Diluted EPS:
              As reported                                  $0.32                  $0.53                  $0.85
              Pro forma                                     0.31                   0.51                   0.81

The effect of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year, and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

The following summarizes the activities under the Company's stock option plans for the years ended December 31, 1997, 1998 and 1999:

                                                    1997                             1998                         1999
                                         ---------------------------     ---------------------------    ----------------------------
                                                         Weighted                        Weighted                       Weighted
                                         Number of        Average        Number of        Average        Number of      Average
                                           Shares     Exercise Price       Shares     Exercise Price      Shares     Exercise Price
                                         --------     --------------     ---------    --------------     ---------   --------------
Options outstanding, beginning of
  year                                     347,000           $3.89         552,000           $3.80        756,150         $ 4.66

Granted                                    206,500            3.64         212,750            6.87        622,250          16.53

Canceled/Expired                           (1,300)            3.25         (7,700)            4.56       (14,100)           7.39

Exercised                                    (200)            3.25           (900)            4.21      (258,250)           4.25
                                           -------                         -------                      ---------
Options outstanding, end of year           552,000           $3.80         756,150           $4.66      1,106,050         $11.39
                                           -------                         -------                      ---------
Options exercisable, end of year           247,050           $3.91         393,525           $4.22        309,425         $ 5.97
                                           -------                         -------                        -------
Options available for grant, end of
year                                       197,800                         442,750                        334,600
                                           =======                         =======                        =======
Weighted average fair value of
  options granted                                            $1.75                           $3.23                        $ 8.07
                                                             =====                           =====                        ======

Options outstanding and exercisable by price range as of December 31, 1999 are as follows:

                                       Options Outstanding                         Options Exercisable
                          ----------------------------------------------        --------------------------

                                            Weighted
                                            Average           Weighted                           Weighted
                                            Remaining          Average                            Average
        Range of          Options          Contractual         Exercise           Options        Exercise
    Exercise Prices     Outstanding           Life             Price            Exercisable        Price
    ---------------     -----------           ----             -----            -----------        -----
    $3.120 - $4.810       299,900               6.22             $3.662             188,700        $3.673

    $6.125 - $10.125      189,700               8.19             $6.804              77,750        $7.074

   $11.875 - $17.656      524,950               9.69            $15.771              33,600       $11.875

    20.875 - $22.000      91,500                9.79            $21.152               9,375       $22.000

401(k) PLAN

In 1995, the Company established a contributory retirement plan (the 401(k)
Plan) covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute 2% to 15% of his or her salary, not to exceed the statutory limit. The Company may make a qualified non-elective contribution in an amount as determined by the Company. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. In 1998 and 1999, the Company contributed 10% of the employee contributions up to a maximum of $500 per employee.

(10)     COMMITMENTS AND CONTINGENCIES:

As discussed more fully in Note 8, the Company is obligated under noncancellable operating leases with related parties. The Company also leases its corporate offices and other properties, as well as operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $932,000, $1,413,000 and $1,827,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:

                 2000                                         $   2,350,000
                 2001                                             2,453,000
                 2002                                             2,007,000
                 2003                                             1,847,000
                 2004                                             1,392,000
                 Thereafter                                       4,286,000
                                                              -------------
                                                              $  14,335,000
                                                              =============

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending proceedings is adequately provided for in the accompanying financial statements and any adverse outcome will not have a material impact on the Company's results of operations or its financial condition.

(11)     STOCKHOLDERS' EQUITY:

REDEEMABLE WARRANTS

Redeemable Warrants to purchase 187,500 shares of the Company's common stock at $5.00 per share (subject to adjustment as described below) were issued in connection with the issuance in November 1997 of the Senior Subordinated Notes (Note 6). A portion of the original offering price was allocated to the Notes and the Redeemable Warrants based on their relative fair values. The Redeemable Warrants first became exercisable on March 1, 1998. The expiration date of the Redeemable Warrants is November 1, 2002. After October 13, 1999, the Company has the right to redeem the Redeemable Warrants at any time after the date that the closing price of the common stock has equaled or exceeded $8.75 per share of a period of 20 consecutive trading days. The redemption price is $0.05 per Redeemable Warrant.

The number of shares of common stock for which a Redeemable Warrant is exercisable and the purchase price thereof are subject to adjustment from time to time upon the occurrence of certain events, including certain dividends and distributions and issuances of shares of common stock at a price below the market price. A Redeemable Warrant does not entitle the holder thereof to receive any dividends paid on common stock nor does a holder of Redeemable Warrants, as such, have any rights of a stockholder of the Company. As of December 31, 1999, 66,230 of the Redeemable Warrants had been exercised for an equal number of shares of the Company's common stock, with proceeds to the Company of approximately $331,000.

(12)     ACQUISITIONS

The Company acquired the assets of five companies during the year ended December 31, 1999. The acquisitions were accounted for as purchases in accordance with Accounting Principals Boards (APB) Opinion No. 16, and accordingly, the purchased assets were recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from their respective dates of acquisition.

The aggregate purchase price of the operations acquired consist of:

                   Cash                                             $    20,615,000
                   Mandatorily Redeemable Preferred Stock                 8,000,000
                   Other acquisition costs                                  750,000
                                                                    ---------------
                            Total                                   $    29,365,000
                                                                    ===============

The fair value of the assets purchased has been allocated as follows:

                   Receivables                                      $       887,000
                   Tangible assets                                       18,320,000
                   Deposits, prepaid expenses and other assets              397,000
                   Goodwill                                              11,355,000
                   Assumed liabilities                                   (1,594,000)
                                                                    ---------------
                            Total                                   $    29,365,000
                                                                    ===============

Goodwill is amortized using the straight-line method over 25 years from the date of the acquisition. The Company did not make any acquisitions in 1997. Included in other assets is $1,210,000 and $12,227,000 of goodwill, net of accumulated amortization of $36,000 and $374,000 at December 31, 1998 and 1999 respectively.

In accordance with Rule 10-01 of Regulation S-X, summary pro forma data is required to be presented for material business combinations, accounted for as a purchase according to APB 16, that have occurred in the current year. The following unaudited pro forma combined financial information for the years ended December 31, 1998 and 1999 gives effect to the NSC acquisition as if it had been consummated January 1 of each respective year. This unaudited pro forma combined financial information does not purport to project what the Company's actual results of operations would have been for the current period or for any future period.

                                           Year Ended                       Year Ended
                                        December 31, 1998                December 31, 1999

                                                     Pro Forma                        Pro Forma
                                    Historical       Combined        Historical       Combined
                                 --------------   --------------   --------------   --------------

Revenue                          $   52,676,531   $   59,872,992   $   66,653,499   $   69,628,636

Net income available to common
   shareholders                  $    4,483,967   $    4,271,647   $    9,003,568   $    8,799,368

Earnings per share - basic       $         0.57   $         0.54   $         0.89   $         0.87

Earnings per share - diluted     $         0.53   $         0.51   $         0.85   $         0.83

Pro Forma adjustments include adjustments to:

         - Amortize the non-competition agreement on a straight line basis over 5 years.

         - Increase depreciation for the increase in the containers and decrease in the vehicles and equipment carrying value to fair value.

         - Reflect the amortization of goodwill recorded in connection with the acquisition, calculated based on a 25 year life.

         - Eliminate the predecessor's interest expense related to debt not assumed, and record interest expense on debt issued or assume in connection with the acquisition.

         - Record the estimate tax provision associated with the pro forma adjustments for the acquisition and to record the tax provision for the acquired company which was a limited liability company for income tax purposes for all periods prior to its acquisition by the Company. The effective income tax rate used was 40%.

         -    Record dividends on the Series B Mandatorily Redeemable Preferred
              Stock

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


The Company's management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, branch operations. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company's manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery system, and its discontinued dealer program. Previously, the Company had a corporate sales segment, which related to specialty type product sales and included the telecommunications and modular division of the Company. This segment is now included in "other" as the modular program was discontinued and the Company has scaled back the sales of telecommunication units.


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


For the Fiscal Year ended:

                                                            Branch
                                                          Operations          Other           Combined
                                                         ------------     ------------      ------------
December 31, 1997
-----------------
Revenues from external customers                         $ 40,555,576     $  5,527,047      $ 46,082,623
Segment profit (loss) before allocated interest,
depreciation and amortization and income tax expense       15,131,643       (3,959,201)       11,172,442
Allocated interest expense                                  4,980,955           53,901         5,034,856
Depreciation and amortization expense                       2,002,123          251,141         2,253,264
Segment profit                                              2,109,282           91,114         2,200,396

Segment assets - lease fleet                               49,150,986               --        49,150,986
Segment assets - property, plant and equipment             16,677,428        1,334,488        18,011,916
Expenditures for long-lived assets - lease fleet           17,078,799               --        17,078,799
Expenditures for long-lived assets - PPE                    2,489,201         (348,996)        2,140,205

December 31, 1998
-----------------
Revenues from external customers                         $ 48,677,951     $  3,998,580      $ 52,676,531
Segment profit (loss) before allocated interest,
depreciation and amortization and income tax expense       22,569,007       (5,890,184)       16,678,823
Allocated interest expense                                  5,890,730            5,609         5,896,339
Depreciation and amortization expense                       2,493,289          390,718         2,884,007
Segment profit (loss)                                       4,723,752         (239,785)        4,483,967

Segment assets - lease fleet                               76,589,831               --        76,589,831
Segment assets - property, plant and equipment             19,211,170        1,051,567        20,262,737
Expenditures for long-lived assets - lease fleet           23,492,555               --        23,492,555
Expenditures for long-lived assets - PPE                    5,122,157       (1,346,798)        3,775,359

December 31, 1999
-----------------
Revenues from external customers                         $ 65,543,455     $  1,110,044      $ 66,653,499
Segment profit (loss) before allocated interest,
depreciation and amortization and income tax expense       33,730,339       (7,021,208)       26,709,131
Allocated interest expense                                  6,161,876               --         6,161,876
Depreciation and amortization expense                       3,657,155          408,418         4,065,573
Segment profit (loss)                                       9,149,019         (145,451)        9,003,568

Segment assets - lease fleet                              121,277,355               --       121,277,355
Segment assets - property, plant and equipment             22,363,357          881,930        23,245,287
Expenditures for long-lived assets - lease fleet           30,407,183               --        30,407,183
Expenditures for long-lived assets - PPE                    4,368,687          313,874         4,682,561

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this Report:

            (1) The financial statements required to be included in this Report are included in ITEM 8 of this Report.

            (2) The following financial statement schedule for the years ended December 31, 1997, 1998, and 1999 is submitted herewith (at page F-4):

                     Schedule II - Valuation and Qualifying Accounts

                     All other schedules have been omitted because they are not applicable or not required.

            (3)      Exhibits

Number           Description                                                                            Page
3.1(5)           Amended and Restated Certificate of Incorporation of Mobile Mini, Inc.
3.1.1(6)         Certificate of Designation, Preferences and Rights of Series C Junior
                 Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999.
3.2              Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000
4.1(1)           Form of Common Stock Certificate
4.2(2)           Agreement and Form of Warrant for Warrants issued in connection with 12%
                 Notes.
4.3(6)           Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc.
                 and Norwest Bank Minnesota, NA, as Rights Agent.
10.3(5)          Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan
10.4             Mobile Mini, Inc. 1999 Stock Option Plan
10.5             Amended and Restated Credit Agreement dated as of December 27, 1999 among
                 Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and
                 BT Commercial Corporation, as Agent.
10.6(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.7(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.8(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.9(1)          Lease Agreement by and between Mobile Mini Systems, Inc. ("Landlord") and
                 Mobile Mini Storage Systems ("Tenant") dated January 1, 1994

10.10(3)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.11(2)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.12(3)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.13(4)         Amendment to Lease Agreement by and between Mobile Mini
                 Systems, Inc., a California corporation, ("Landlord"), and the
                 Company dated December 30, 1994
10.14(5)         Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Company
10.15(1)         Patents and Patents Pending
10.16(1)         U.S. and Canadian Trade Name and Service Mark Registration
11               Statement Re:  Computation of Per Share Earnings
21(5)            Subsidiaries of Mobile Mini, Inc.
23               Consent of Arthur Andersen LLP
27               Financial Data Schedule


All other exhibits are omitted as the information required is inapplicable
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-71528-LA), as amended
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 333-34413)
(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1994
(4) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994
(5) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997
(6) Incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999

(b)      Reports on Form 8-K

On December 13, 1999, Registrant filed a Report 8-K related to the adoption of a Shareholder Rights Plan

SCHEDULE II

                                MOBILE MINI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                     December 31,
                                                     ------------
                                        1997             1998              1999
                                     -----------      -----------      ------------
Allowance for doubtful accounts:

Balance at beginning of year         $   268,181      $   892,992      $ 1,085,250
Provision charged to expense           1,104,863          983,526        1,346,054
Provision acquired                            --               --          313,203
Write-offs                              (480,052)        (791,268)      (1,123,020)
                                     -----------      -----------      -----------
Balance at end of year               $   892,992      $ 1,085,250      $ 1,621,487
                                     ===========      ===========      ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MOBILE MINI INC.


Date:   February 29, 2000       By:  /s/Steven G. Bunger
                                     -------------------------------------------
                                        Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   February 29, 2000       By:  /s/Steven G. Bunger
                                     -------------------------------------------
                                        Steven G. Bunger, President, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)


Date:   February 29, 2000       By:  /s/Lawrence Trachtenberg
                                     -------------------------------------------
                                        Lawrence Trachtenberg, Executive Vice
                                              President, Chief Financial Officer
                                              and Director (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)



Date:   February 29, 2000       By:  /s/Deborah K. Keeley
                                     -------------------------------------------
                                        Deborah K. Keeley, Vice President and
                                              Controller (Chief Accounting
                                              Officer)



Date:   February 29, 2000       By:  /s/Richard E. Bunger
                                     -------------------------------------------
                                        Richard E. Bunger, Chairman and Director



Date:   February 29, 2000       By:  /s/Ronald J. Marusiak
                                     -------------------------------------------
                                        Ronald J. Marusiak, Director



Date:   February 29, 2000       By:  /s/George Berkner
                                     -------------------------------------------
                                        George Berkner, Director



Date:   February 29, 2000       By:  /s/Stephen A McConnell
                                     -------------------------------------------
                                        Stephen A McConnell, Director

                                 EXHIBIT INDEX

3.1(5)           Amended and Restated Certificate of Incorporation of Mobile Mini, Inc.
3.1.1(6)         Certificate of Designation, Preferences and Rights of Series C Junior
                 Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999.
3.2              Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000
4.1(1)           Form of Common Stock Certificate
4.2(2)           Agreement and Form of Warrant for Warrants issued in connection with 12%
                 Notes.
4.3(6)           Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc.
                 and Norwest Bank Minnesota, NA, as Rights Agent.
10.3(5)          Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan
10.4             Mobile Mini, Inc. 1999 Stock Option Plan
10.5             Amended and Restated Credit Agreement dated as of December 27, 1999 among
                 Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and
                 BT Commercial Corporation, as Agent.
10.6(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.7(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.8(1)          Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn
                 A. Clawson, Jennifer J. Blackwell, Susan E. Bunger (collectively
                 "Landlord") and Mobile Mini Storage Systems ("Tenant") dated January 1, 1994
10.9(1)          Lease Agreement by and between Mobile Mini Systems, Inc. ("Landlord") and
                 Mobile Mini Storage Systems ("Tenant") dated January 1, 1994

10.10(3)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.11(2)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.12(3)         Amendment to Lease Agreement by and between Steven G. Bunger, Michael J.
                 Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger
                 (collectively "Landlord") and Mobile Mini Storage Systems ("Tenant") dated
                 August 15, 1994
10.13(4)         Amendment to Lease Agreement by and between Mobile Mini
                 Systems, Inc., a California corporation, ("Landlord"), and the
                 Company dated December 30, 1994
10.14(5)         Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Company
10.15(1)         Patents and Patents Pending
10.16(1)         U.S. and Canadian Trade Name and Service Mark Registration
11               Statement Re:  Computation of Per Share Earnings
21(5)            Subsidiaries of Mobile Mini, Inc.
23               Consent of Arthur Andersen LLP
27               Financial Data Schedule


All other exhibits are omitted as the information required is inapplicable
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-71528-LA), as amended
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 333-34413)
(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1994
(4) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994
(5) Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997
(6) Incorporated by reference to the Registrant's Report on Form 8-K dated December 13, 1999