Form 10-Q
period 2000-03-31
MOBILE MINI INC
filed 2000-05-09
CIK 911109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

Yes [X]                 No [ ]

         As of May 5, 2000, there were outstanding 11,513,201 shares of the issuer's common stock, par value $.01.

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS                          PAGE
                                                                          NUMBER

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets                                   3
                     December 31, 1999 and March 31, 2000

                Consolidated Statements of Operations                         4
                     Three Months ended March 31, 1999 and March 31, 2000

                Consolidated Statements of Cash Flows                         5
                     Three Months Ended March 31, 1999 and March 31, 2000

                Notes to Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9

                                    PART II.
                                OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                             12

                                  SIGNATURES                                 13



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS





                                    ASSETS
                                                                               December 31, 1999         March 31, 2000
                                                                            ------------------------ ------------------------

CASH AND CASH EQUIVALENTS                                                         $    547,124        $    537,552
RECEIVABLES, net of allowance for doubtful accounts of $1,621,000
  and $1,302,000, respectively                                                       8,861,815           8,419,354
INVENTORIES                                                                          9,644,157          10,861,927
PORTABLE STORAGE UNIT LEASE FLEET, net                                             121,277,355         134,315,813
PROPERTY PLANT AND EQUIPMENT, net                                                   23,245,287          24,747,632
DEPOSITS AND PREPAID EXPENSES                                                          890,142           5,047,930
OTHER ASSETS, net                                                                   13,926,606          18,626,659
                                                                                  ------------        ------------
        TOTAL ASSETS                                                              $178,392,486        $202,556,867
                                                                                  ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                  $  3,532,240        $  6,669,643
ACCRUED LIABILITIES                                                                  5,169,364           3,450,775
LINE OF CREDIT                                                                      71,638,064          89,195,490
NOTES PAYABLE                                                                        6,284,810           5,814,626
OBLIGATIONS UNDER CAPITAL LEASES                                                       347,850             311,148
DEFERRED INCOME TAXES                                                               14,032,673          16,011,919
                                                                                  ------------        ------------
        TOTAL LIABILITIES                                                          101,005,001         121,453,601
                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; $.01 par value, 17,000,000 shares authorized, 11,438,356 and
  11,508,751 issued and outstanding at December 31, 1999 and March 31,
  2000, respectively                                                                   114,383             115,087
Additional paid-in capital                                                          61,032,336          62,074,747
Retained earnings                                                                   16,240,766          18,913,432
                                                                                  ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                                                    77,387,485          81,103,266
                                                                                  ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $178,392,486        $202,556,867
                                                                                  ============        ============





        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended March 31,

                                                            1999                 2000
                                                    ------------         ------------
REVENUES:
  Leasing                                           $ 10,008,359         $ 15,053,382
  Sales                                                3,023,384            3,559,225
  Other                                                  135,405              153,776
                                                    ------------         ------------
                                                      13,167,148           18,766,383

COSTS AND EXPENSES:
  Cost of sales                                        1,980,206            2,294,576
  Leasing, selling and general expenses                6,610,887            9,182,120
  Depreciation and amortization                          808,471            1,291,117
                                                    ------------         ------------
INCOME FROM OPERATIONS                                 3,767,584            5,998,570

OTHER INCOME (EXPENSE):
  Interest income                                          4,303               60,944
  Interest expense                                    (1,586,773)          (1,605,069)
                                                    ------------         ------------
INCOME BEFORE PROVISION FOR INCOME TAXES               2,185,114            4,454,445

PROVISION FOR INCOME TAXES                               874,046            1,781,779
                                                    ------------         ------------

NET INCOME                                          $  1,311,068         $  2,672,666
                                                    ============         ============

EARNINGS PER SHARE:
BASIC                                               $       0.16         $       0.23
                                                    ============         ============
DILUTED                                             $       0.15         $       0.23
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                  8,151,426           11,461,665
                                                    ============         ============
DILUTED                                                8,627,473           11,834,637
                                                    ============         ============


          See the accompanying notes to these consolidated statements.
                                        4

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended March 31,

                                                                                        1999                 2000
                                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  1,311,068         $  2,672,666
Adjustments to reconcile income to net cash provided by
  operating activities:
     Provision for doubtful accounts                                                    191,765              175,008
     Amortization of deferred loan costs                                                149,277               93,232
     Amortization of warrants issuance discount                                          13,041                 --
     Depreciation and amortization                                                      808,471            1,291,117
     Loss on disposal of property, plant and equipment                                   25,050               10,932
     Deferred income taxes                                                              873,996            1,979,246
     Changes in certain assets and liabilities, net of effect of businesses acquired:
       Decrease in receivables                                                          336,091              511,464
       Increase in inventories                                                       (1,862,959)          (1,208,771)
       Decrease (increase) in deposits and prepaid expenses                               9,744           (4,107,788)
       Decrease (increase) in other assets                                                9,835             (118,610)
       Increase in accounts payable                                                     276,350            3,137,403
       Decrease in accrued liabilities                                                 (645,148)          (1,965,783)
                                                                                   ------------         ------------

       Net cash provided by operating activities                                      1,496,581            2,470,116
                                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of portable storage unit lease fleet                                 (3,698,741)          (7,069,579)
  Cash paid for businesses acquired and purchases of property,
    plant, and equipment                                                             (1,096,474)         (12,503,764)
                                                                                   ------------         ------------

       Net cash used in investing activities                                         (4,795,215)         (19,573,343)
                                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                                4,165,250           17,557,426
  Principal payments on notes payable                                                  (417,523)            (470,184)
  Principal payments on capital lease obligations                                    (1,070,111)             (36,702)
  Exercise of warrants                                                                  570,961                9,040
  Issuance of common stock                                                               67,950               34,075
                                                                                   ------------         ------------

       Net cash provided by financing activities                                      3,316,527           17,093,655
                                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                          17,893               (9,572)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                              1,030,138              547,124
                                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,048,031         $    537,552
                                                                                   ============         ============




          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

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

                                                                                    1999                 2000
                                                                                    ----                 ----
BASIC:
Common shares outstanding, beginning of period                                      7,966,863         11,438,356
Effect of weighting shares:
   Weighted common shares issued                                                      184,563             23,309
                                                                                  -----------        -----------

Weighted average number of common shares outstanding                                8,151,426         11,461,665
                                                                                  ===========        ===========

Net income available to common shareholders                                       $ 1,311,068        $ 2,672,666
                                                                                  ===========        ===========

Earnings per share                                                                $      0.16        $      0.23
                                                                                  ===========        ===========

DILUTED:
Common shares outstanding, beginning of period                                      7,966,863         11,438,356
Effect of weighting shares:
   Weighted common shares issued                                                      184,563             23,309
   Options and warrants assumed converted                                             368,718            285,185
   Warrants                                                                           107,329             87,787
                                                                                  -----------        -----------

Weighted average number of common and common equivalent shares outstanding          8,627,473         11,834,637
                                                                                  ===========        ===========

Net income available to common shareholders                                       $ 1,311,068        $ 2,672,666
                                                                                  ===========        ===========

Earnings per share                                                                $      0.15        $      0.23
                                                                                  ===========        ===========


NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                      December 31, 1999     March 31, 2000
                                      -----------------     --------------

Raw material and supplies              $ 7,453,662           $ 8,202,012
Work-in-process                            880,885             1,227,990
Finished portable storage units          1,309,610             1,431,925
                                       -----------           -----------
                                       $ 9,644,157           $10,861,927
                                       ===========           ===========

NOTE D - Property, plant and equipment consisted of the following at:

                                    December 31, 1999        March 31, 2000
                                    -----------------       --------------

Land                                 $    777,668            $    777,668
Vehicles and equipment                 19,397,810              21,227,078
Buildings and improvements              8,228,124               8,125,043
Office fixtures and equipment           3,964,242               4,299,618
                                     ------------            ------------
                                       32,367,844              34,429,407
Less accumulated depreciation          (9,122,557)             (9,681,775)
                                     ------------            ------------
                                     $ 23,245,287            $ 24,747,632
                                     ============            ============

NOTE E - The Company maintains a portable storage unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimated at approximately 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of March 31, 2000, the portable storage unit lease fleet was $138.9 million as compared to $125.3 million at December 31, 1999, net of accumulated depreciation of $4.6 million and $4.1 million, respectively.

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

For the Quarter Ended:

                                                             Branch
                                                            Operations            Other              Combined
                                                            ----------            -----              --------
March 31, 1999
Revenues from external customers                        $ 13,012,572        $    154,576         $ 13,167,148
Segment profit (loss) before allocated interest,
 depreciation and amortization expense                     6,071,350          (1,373,528)           4,697,822
Allocated interest expense                                 1,586,773                --              1,586,773
Depreciation and amortization expense                        709,348              99,123              808,471
Segment profit (loss)                                      1,297,053              14,015            1,311,068

Segment assets - lease fleet                              79,984,932                --             79,984,932
Segment assets - property, plant and equipment            19,798,905           1,030,426           20,829,331
Expenditures for long-lived assets - least fleet           3,698,741                --              3,698,741
Expenditures for long-lived assets - PPE                   1,453,459            (356,985)           1,096,474

March 31, 2000
Revenues from external customers                        $ 18,731,990        $     34,393         $ 18,766,383
Segment profit (loss) before allocated interest,
 depreciation and amortization expense                     9,182,581          (1,615,929)           7,566,652
Allocated interest expense                                 1,605,069                --              1,605,069
Depreciation and amortization expense                      1,162,874             128,243            1,291,117
Segment profit (loss)                                      2,687,409             (14,743)           2,672,666

Segment assets - lease fleet                             134,315,813                --            134,315,813
Segment assets - property, plant and equipment            23,812,817             934,814           24,747,632
Expenditures for long-lived assets - lease fleet           7,069,579                --              7,069,579
Expenditures for long-lived assets - PPE                   1,917,781             187,008            2,104,789

NOTE G - On March 3, 2000 the Company acquired the portable storage container lease fleet of Advanced Mobile Storage, a San Antonio, Texas based leasing company and an affiliated entity for cash, common stock and assumption of debt. This acquisition gives the Company a presence in two new Texas locations, El Paso and the South Texas region, in addition to our existing Texas locations in Dallas/Ft. Worth, San Antonio and Austin.

In April, the Company entered several Florida markets by way of two cash acquisitions. On April 10, 2000, the Company acquired substantially all the portable storage assets of Diversified Container Services, Inc., a privately-owned portable storage leasing company operating in Jacksonville, Florida. On April 13, 2000, the Company acquired the portable storage assets of A-1 Trailer Rental Ltd., which had portable storage leasing operations in Tampa, Orlando, Ft. Myers and Miami, Florida.

The Company also began a start up operation in Seattle, Washington early this year.

The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

At May 5, 2000, the Company operated 27 branches located in 13 states.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1999

         Our total revenues for the quarter ended March 31, 2000 increased by 42.5% to $18.8 million from $13.2 million for the same period in 1999. Leasing revenues for the quarter increased by 50.4% to $15.1 million from $10.0 million in the same period of 1999. The increase in our leasing revenues resulted primarily from a 46.1% increase in the average number of portable storage units on lease and a 1.2% higher average rental rate per unit. Leasing revenues in the current quarter include the operations of five acquisitions completed during the past year; none of these operations were included in our results for the quarter ended March 31, 1999. Our sales of portable storage units for the three months ended March 31, 2000 increased by 17.7% to $3.6 million from $3.0 million in the same period in 1999. This increase in sales primarily resulted from sales in the markets we entered during the past twelve months.

         Cost of sales for the quarter ended March 31, 2000 decreased to 64.5% of sales revenues ($2.3 million) from 65.5% of sales revenues ($2.0 million) in the same quarter in 1999. This increase in our profit margin on sales resulted from efficiencies in our manufacturing plant associated with the increased volume of units primarily at the new locations.

         Our leasing, selling and general expenses for the quarter ended March 31, 2000 increased to $9.2 million, or 48.9% of total revenues, from $6.6 million, or 50.2% of total revenues, for the quarter ended March 31, 1999. This increase resulted mainly from an increase in the number of branches in operation. We had 22 branch locations at March 31, 2000 compared to 13 branch locations one year earlier. In addition, we grew our existing branches, so they had increased sales, administrative and operating expenses. These expenses in the 2000 quarter decreased as a percentage of revenues compared to the 1999 quarter principally because of economies of scale achieved since March 31, 1999.

         Depreciation and amortization expenses during the 2000 quarter increased by approximately 59.7% to $1.3 million from $808,000 during the same period in 1999. This expense was 6.9% of total revenues during the 2000 quarter, compared to approximately 6.1%, during the same period in 1999. This increase is due primarily to growth in the size of our lease fleet over the past twelve months and to our leasing activities being a larger part of our business than in earlier years.

         Our operating margin was 32.0% during the quarter ended March 31, 2000, compared to 28.6% for the same period in 1999. Our operating margins are typically higher on leasing than on sales of units, and are increasing as we take advantage of the economies of scale that we are beginning to achieve in our core leasing business. As a result, income from operations increased by 59.2% to $6.0 million for the quarter ended March 31, 2000 from $3.8 million for the same period in 1999.

         Interest expense remained constant at $1.6 million for the three months ended March 31, 2000 and March 31, 1999. Our weighed average interest rate declined to 7.1% for the three months ended March 31, 2000 from 7.9% for the same period in 1999, excluding amortization of debt issuance costs. This decline in the average interest rate and the corresponding effect of keeping our interest expense constant was primarily the result of two factors: our public offering of our common stock in May 1999 which resulted in net proceeds to us of approximately $36.9 million that we used initially to pay down our line of credit; and the November 1999 redemption of $6.9 million of our Senior Subordinated Notes which had a stated interest rate of 12% per annum. These factors were partially offset by a 15.9% increase our average debt outstanding. The increase in our outstanding debt was incurred primarily to expand our lease fleet and our operations through acquisitions of portable storage leasing assets many of which were in new markets. Our interest rate under our credit facility, including the effect of our interest rate swap agreement, remained constant at 7.1% for both periods.

         Our net income for the three months ended March 31, 2000 was $2.7 million, or $0.23 per diluted share of common stock, compared to $1.3 million, or $0.15 per diluted share of common stock for the same period in 1999. This 103.9% increase was primarily due to higher lease revenues and higher operating margins in 2000. We had a 40.9% increase in the number of common and common share equivalents outstanding in 2000 due primarily to the sale of approximately
3.0 million shares of common stock in a public offering in May and June 1999. Our effective tax rate was constant at 40.0% for both year's quarters.

LIQUIDITY AND CAPITAL RESOURCES

         Our leasing and manufacturing business is very capital intensive. We finance our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.

         Operating Activities. Our operations provided net cash flow of $2.5 million during the three months ended March 31, 2000 and $1.5 million during the same period in 1999. This increased cash flow resulted primarily from our higher net income and increases in deferred income taxes. An increase in inventories, deposits and pre-paid expenses and a decrease in accrued liabilities was partially offset by increased accounts payable. The increase in deposits and pre-paid expenses primarily related to committed purchases at March 31, 2000 for our portable lease fleet which were generally delivered in April. Increases also resulted from the growth of our portable storage leasing business.

         Investing Activities. Net cash used in investing activities was $19.6 million for the three months ended March 31, 2000 and $4.8 million for the same period in 1999. This use of cash was primarily for acquisitions of businesses and increased purchases of property, plant and equipment. Capital expenditures for our portable storage unit fleet expansion were $7.1 million for the three months ended March 31, 2000 and $3.7 million for the same period in 1999.

         Financing Activities. Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2000 and $3.3 million for the same period in 1999. During the quarter ended March 31, 2000, net cash provided by financing activities was primarily $17.6 million of net borrowings under our credit facility, as compared to $4.2 million of net borrowings in the same period in 1999. The borrowings were used primarily to fund our acquisitions and to grow our lease fleet. Our cash provided by financing activities in the first quarter of 2000 was partially offset by $507,000 in principal payments on notes payable and capitalized lease obligations.

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

         Since March 1996, our principal source of liquidity has been our credit facility, which currently consists of an $120 million revolving line of credit and a term loan with a balance of $5.8 million at March 31, 2000. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2000, we had $89.2 million of outstanding borrowings under our credit facility and $28.9 million of additional borrowings were available. Our borrowing rate was 1.25% above the prevailing Eurodollar rate. As of May 5, 2000, we had $104.6 million of outstanding borrowings under our credit facility and $15.4 million of additional borrowings were available.

         We believe that our working capital, together with our cash flow from operations, borrowing availability under our $120 million credit facility and other available funding sources will be sufficient to fund our operations for the next 12 months. We believe that in order to maintain our growth rate we may be required to obtain additional debt financing and to raise additional equity capital in the future. However, there is no assurance that we will be able to continue to obtain debt or equity financing on acceptable terms.

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

EFFECTS OF INFLATION

         Our results of operations for the periods discussed in this Report have not been significantly affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We seek to reduce earnings and cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

         An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $30.0 million of debt. At March 31, 2000, there had been no material changes in the reported market risks since December 31, 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our credit facility (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report, Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled "Factors That May Affect Future Operating Results", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 1834 West Third Street, Tempe, Arizona 85281. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

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

                                               MOBILE MINI, INC.
                                               (Registrant)



Dated:  May 9, 2000                            /s/ Larry Trachtenberg
                                               --------------------------------
                                                   Larry Trachtenberg
                                                   Chief Financial Officer &
                                                   Executive Vice President

                                        EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                       ----------------------------------

  27                               Financial Data Schedule