Form 10-Q
period 2000-06-30
MOBILE MINI INC
filed 2000-08-14
CIK 911109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                         7420 S. Kyrene Road, Suite 101
                              Tempe, Arizona 85283
                    (Address of principal executive offices)

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

Yes      [X]                 No[ ],

         As of August 4, 2000, there were outstanding 11,582,614 shares of the issuer's common stock, par value $.01.

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                       FOR THE QUARTER ENDED JUNE 30, 2000


                               TABLE OF CONTENTS                                     PAGE
                                                                                     NUMBER

                                                 PART I.
                                          FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets                                                   3
             December 31, 1999 and June 30, 2000

        Consolidated Statements of Operations                                         4
             Three Months and Six Months ended June 30, 1999 and June 30, 2000

        Consolidated Statements of Cash Flows                                         6
             Six Months Ended June 30, 1999 and June 30, 2000

        Notes to Consolidated Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   15

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                    17

Item 4. Submission to a Vote of Security Holder                                      18

Item 6. Exhibits and Reports on Form 8-K                                             19

                                  SIGNATURES                                         20


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS





                                    ASSETS
                                                                               DECEMBER 31, 1999     JUNE 30, 2000
                                                                               -----------------     --------------

CASH AND CASH EQUIVALENTS                                                            $547,124         $ 562,359
RECEIVABLES, net of allowance for doubtful accounts of
$1,621,000 and $1,588,000, respectively                                             8,861,815         9,690,170
INVENTORIES                                                                         9,644,157        11,128,086
PORTABLE STORAGE UNIT LEASE FLEET, net                                            121,277,355       155,982,278
PROPERTY PLANT AND EQUIPMENT, net                                                  23,245,287        26,082,470
DEPOSITS AND PREPAID EXPENSES                                                         890,142         2,635,331
OTHER ASSETS, net                                                                  13,926,606        26,505,098
                                                                                 ------------      ------------
        TOTAL ASSETS                                                             $178,392,486      $232,585,792
                                                                                 ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
ACCOUNTS PAYABLE                                                                   $3,532,240        $7,871,886
ACCRUED LIABILITIES                                                                 5,169,364         5,141,093
LINE OF CREDIT                                                                     71,638,064       111,134,194
NOTES PAYABLE                                                                       6,284,810         5,369,063
OBLIGATIONS UNDER CAPITAL LEASES                                                      347,850           273,736
DEFERRED INCOME TAXES                                                              14,032,673        17,924,195
                                                                                 ------------      ------------
        TOTAL LIABILITIES                                                         101,005,001       147,714,167
                                                                                 ============      ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; $.01 par value, 95,000,000 shares authorized, (increased from
  17,000,000 shares on June 21, 2000); 11,438,356 and 11,567,089 issued and outstanding at December 31, 1999
and June 30, 2000, respectively                                                       114,383           115,671
Additional paid-in capital                                                         61,032,336        62,737,308
Retained earnings                                                                  16,240,766        22,018,646
                                                                                 ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                                   77,387,485        84,871,625
                                                                                 ============      ============
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $178,392,486      $232,585,792
                                                                                 ============      ============


           See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                         1999               2000
                                                                    ------------       ------------
REVENUES:
  Leasing                                                            $12,581,818        $18,168,872
  Sales                                                                3,034,923          3,362,704
  Other                                                                   74,871            135,946
                                                                    ------------       ------------
                                                                      15,691,612         21,667,522

COSTS AND EXPENSES:
  Cost of sales                                                        2,038,843          2,183,970
  Leasing, selling and general expenses                                7,728,935         10,763,674
  Depreciation and amortization                                          979,478          1,474,385
                                                                    ------------       ------------
INCOME FROM OPERATIONS                                                 4,944,356          7,245,493

OTHER INCOME (EXPENSE):
  Interest income                                                         22,742              7,433
  Interest expense                                                    (1,668,125)        (2,235,436)
                                                                    ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                               3,298,973          5,017,490
PROVISION FOR INCOME TAXES                                             1,319,590          1,912,276
                                                                    ------------       ------------
NET INCOME                                                             1,979,383          3,105,214
PREFERRED STOCK DIVIDEND                                                  21,918               --
                                                                    ------------       ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $1,957,465         $3,105,214
                                                                    ============       ============

EARNINGS PER SHARE:
BASIC                                                                  $    0.20          $    0.27
                                                                    ============       ============
DILUTED                                                                $    0.19          $    0.26
                                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE
EQUIVALENTS OUTSTANDING:
BASIC                                                                  9,823,258         11,537,167
                                                                    ============       ============
DILUTED                                                               10,352,020         11,973,900
                                                                    ============       ============

          See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------
                                                       1999               2000
                                                  ------------       ------------
REVENUES:
  Leasing                                          $22,590,177        $33,222,254
  Sales                                              6,058,307          6,921,929
  Other                                                210,276            289,722
                                                  ------------       ------------
                                                    28,858,760         40,433,905

COSTS AND EXPENSES:
  Cost of sales                                      4,019,049          4,478,546
  Leasing, selling and general expenses             14,339,822         19,945,794
  Depreciation and amortization                      1,787,949          2,765,502
                                                  ------------       ------------
INCOME FROM OPERATIONS                               8,711,940         13,244,063

OTHER INCOME (EXPENSE):
  Interest income                                       27,045             68,377
  Interest expense                                  (3,254,898)        (3,840,505)
                                                  ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES             5,484,087          9,471,935
PROVISION FOR INCOME TAXES                           2,193,636          3,694,055
                                                  ------------       ------------
NET INCOME                                           3,290,451          5,777,880
PREFERRED STOCK DIVIDEND                                21,918               --
                                                  ------------       ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $3,268,533         $5,777,880
                                                  ============       ============

EARNINGS PER SHARE:
BASIC                                                $    0.37          $    0.50
                                                  ============       ============
DILUTED                                              $    0.35          $    0.48
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:

BASIC                                                8,932,915         11,499,420
                                                  ============       ============
DILUTED                                              9,432,547         11,914,125
                                                  ============       ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                    1999               2000
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $3,290,451         $5,777,880
Adjustments to reconcile income to net cash provided by
operating activities:
     Provision for doubtful accounts                                                  564,838            729,082
     Amortization of deferred loan costs                                              302,344            189,464
     Amortization of warrants issuance discount                                        26,082               --
     Depreciation and amortization                                                  1,787,949          2,765,502
     Loss on disposal of property, plant and equipment                                 32,615             69,989
     Deferred income taxes                                                          2,193,586          3,891,522
     Changes in certain assets and liabilities, net of effect of businesses acquired:
       Increase in receivables                                                       (702,946)        (1,313,426)
       Increase in inventories                                                     (2,513,310)        (1,474,930)
       Decrease (increase) in deposits and prepaid expenses                           102,227         (1,595,189)
       Decrease (increase) in other assets                                            260,977           (606,452)
       Increase in accounts payable                                                 1,506,781          4,339,646
       Increase (decrease) in accrued liabilities                                     607,770           (660,795)
                                                                                 ------------       ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                    7,459,364         12,112,293
                                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                               (17,500,000)       (25,740,933)
  Net purchases of portable storage unit lease fleet                              (10,213,200)       (21,285,586)
  Net purchases of property, plant and equipment                                   (1,816,267)        (3,808,069)
                                                                                 ------------       ------------

       NET CASH USED IN INVESTING ACTIVITIES                                      (29,529,467)       (50,834,588)
                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under lines of credit                                  (4,532,975)        39,496,130
  Principal payments on notes payable                                                (820,327)          (915,747)
  Principal payments on capital lease obligations                                  (2,095,669)           (74,114)
  Redemption of manditorily redeemable preferred stock                             (8,000,000)              --
  Exercise of warrants                                                                600,161             28,291
  Issuance of common stock                                                         36,635,566            202,970
  Preferred stock dividend                                                            (21,918)              --
                                                                                 ------------       ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   21,764,838         38,737,530
                                                                                 ------------       ------------

NET (DECREASE) INCREASE IN CASH                                                      (305,265)            15,235

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                            1,030,138            547,124
                                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 724,873          $ 562,359
                                                                                 ============       ============

          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

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

                                                                  Three months ended June 30,         Six months ended June 30,

                                                                1999             2000              1999             2000
                                                                ----             ----              ----             ----
BASIC:
Common shares outstanding, beginning of period                 7,966,863       11,508,751        7,966,863       11,438,356
Effect of weighting shares:
   Weighted common shares issued                               1,856,395           28,416          966,052           61,064
                                                             -----------      -----------      -----------      -----------

Weighted average number of common shares outstanding           9,823,258       11,537,167        8,932,915       11,499,420
                                                             ===========      ===========      ===========      ===========

Net income available to common shareholders                   $1,957,466       $3,105,214       $3,268,533       $5,777,881
                                                             ===========      ===========      ===========      ===========
Earnings per share                                              $   0.20         $   0.27         $   0.37         $   0.50
                                                             ===========      ===========      ===========      ===========

DILUTED:
Common shares outstanding, beginning of period                 7,966,863       11,508,751        7,966,863       11,438,356
Effect of weighting shares:
   Weighted common shares issued                               1,856,395           28,416          966,052           61,064
   Options and warrants assumed converted                        412,236          346,223          387,389          325,323
   Warrants                                                      116,526           90,510          112,243           89,382
                                                             -----------      -----------      -----------      -----------

Weighted average number of common and common equivalent
shares outstanding                                            10,352,020       11,973,900        9,432,547       11,914,125
                                                             ===========      ===========      ===========      ===========

Net income available to common shareholders                   $1,957,465       $3,105,214       $3,268,533       $5,777,881
                                                             ===========      ===========      ===========      ===========

Earnings per share                                              $   0.19         $   0.26         $   0.35         $   0.48
                                                             ===========      ===========      ===========      ===========

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                   December 31, 1999   June 30, 2000
                                   -----------------   -------------
Raw material and supplies             $7,453,662       $8,597,995
Work-in-process                          880,885          565,859
Finished portable storage units        1,309,610        1,964,232
                                     -----------      -----------
                                      $9,644,157      $11,128,086
                                     ===========      ===========


NOTE D - Property, plant and equipment consisted of the following at:

                                  December 31, 1999   June 30, 2000
                                  -----------------   -------------

Land                                  $ 777,668          $ 777,668
Vehicles and equipment               19,397,810         22,761,535
Buildings and improvements            8,228,124          8,277,793
Office fixtures and equipment         3,964,242          4,524,682
                                   ------------       ------------
                                     32,367,844         36,341,678
Less accumulated depreciation        (9,122,557)       (10,259,208)
                                   ------------       ------------
                                    $23,245,287        $26,082,470
                                   ============       ============

NOTE E - The Company maintains a portable storage and portable office unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimate at approximately 50% to 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of June 30, 2000, the lease fleet was $156.0 million as compared to $121.3 million at December 31, 1999, net of accumulated depreciation of $5.1 million and $4.1 million, respectively.

NOTE F - The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company's management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, its branch operations. The branch operations segment includes the leasing and sales of portable storage units to customers in the general geographic area of each branch. This segment also includes the Company's manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery system, and its discontinued dealer program.

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

For the Three Months Ended:

                                                         Branch
                                                       Operations          Other          Combined
                                                       ----------          -----          --------
June 30, 1999

Revenues from external customers                      $14,879,997        $811,615       $15,691,612
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                 7,303,764      (1,209,836)         6,093,928
Allocated interest expense                              1,668,125             --           1,668,125
Depreciation and amortization expense                     879,072          100,406           979,478
Segment profit                                          1,921,182           36,283         1,957,465

June 30, 2000
Revenues from external customers                      $21,651,126          $16,396       $21,667,522
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                10,500,014       (1,574,283)        8,925,731
Allocated interest expense                              2,235,436             --           2,235,436
Depreciation and amortization expense                   1,379,416           94,969         1,474,385
Segment profit                                          3,099,806            5,408         3,105,214

For the Six Months Ended:

                                                                 Branch
                                                               Operations            Other              Combined
                                                               ----------            -----              --------
June 30, 1999

Revenues from external customers                                $27,892,569           $966,191          $28,858,760
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                          13,375,114         (2,583,364)          10,791,750
Allocated interest expense                                        3,254,898              --               3,254,898
Depreciation and amortization expense                             1,588,420            199,529            1,787,949
Segment profit                                                    3,218,235             50,298            3,268,533

June 30, 2000
Revenues from external customers                                $40,383,116            $50,789          $40,433,905
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                          19,682,595         (3,190,212)          16,492,383
Allocated interest expense                                        3,840,505              --               3,840,505
Depreciation and amortization expense                             2,542,290            223,212            2,765,502
Segment profit (loss)                                             5,787,215             (9,335)           5,777,880

As of:

                                                       Branch
                                                      Operations            Other          Combined
                                                      ----------            -----          --------
June 30, 1999

Segment assets - lease fleet                          $100,547,901          $     --      $100,547,901
Segment assets - property, plant and equipment          21,137,201           988,529        22,125,730
Expenditures for long-lived assets - least fleet        10,315,121                --        10,315,121
Expenditures for long-lived assets - PPE                 1,626,016           190,251         1,816,267

June 30, 2000

Segment assets - lease fleet                          $155,982,278          $     --      $155,982,278
Segment assets - property, plant and equipment          25,106,893           975,577        26,082,470
Expenditures for long-lived assets - lease fleet        21,285,586                --        21,285,586
Expenditures for long-lived assets - PPE                 3,481,681           326,388         3,808,069

NOTE G - New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than December 31, 2000. The Company is currently evaluating the impact of the adoption of SAB 101 on its results of operations and financial position.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133, as amended, effective January 1, 2001 for the fiscal year ended December 31, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133, as amended.

NOTE H - In March 2000, the Company acquired the portable storage container lease fleet of Texas Advanced Mobile Storage Corp. and an affiliated entity for cash, common stock and assumption of debt. The sellers were based in Texas and this acquisition gives the Company a presence in three new Texas locations, El Paso, Pharr and Corpus Christi, in addition to adding rental fleet to three of our existing Texas locations - Dallas/Ft. Worth, San Antonio and Austin.

In April 2000, the Company entered several Florida markets by way of two cash acquisitions. On April 10, 2000, the Company acquired substantially all the portable storage assets of Diversified Container Services, Inc., a privately-owned portable storage leasing company operating in Jacksonville, Florida. On April 13, 2000, the Company acquired the portable storage assets of A-1 Trailer Rental Ltd., which had portable storage leasing operations in Tampa, Orlando, Ft. Myers and Miami/Ft. Lauderdale, Florida.

In May 2000, the Company expanded its Tulsa, Oklahoma operations by acquiring, for cash, substantially all the portable storage assets of Best Warehouse, a privately-owned portable storage leasing company operating in Tulsa, Oklahoma. Also in May, the Company entered the Atlanta, Georgia market through acquiring substantially all of the portable storage assets of PM Inc., dba Trailers Etc., for cash and common stock.

The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The purchase price of the acquired operations was paid for as follows:

         Cash                                                          $ 12,756,000
         Common Stock                                                     1,475,000
         Retirement of Debt                                              13,430,000
                                                                       ------------
                  Total                                                $ 27,661,000
                                                                       ============

The fair value of assets purchased has been allocated as follows:

         Receivables                                                   $    265,000
         Tangible assets                                                 14,923,000
         Deposits, prepaid expenses and other assets                        150,000
         Goodwill                                                        13,112,000
         Assumed liabilities                                               (789,000)
                                                                       ------------
                  Total                                                $ 27,661,000
                                                                       ============

Goodwill is amortized using the straight-line method over 25 years from the date of the acquisition.

The Company opened an operation in Seattle, Washington in January 2000.

At August 4, 2000, the Company operated 29 branches located in 14 states.

NOTE I - On July 25, 2000, the Company's senior lenders increased the credit facilities under the Company's Credit Agreement by $50.0 million. This increase is comprised of a $40.0 million increase in the revolving line of credit available under the Credit Agreement and a $10.0 million increase to the Company's term loan under the Credit Agreement. The increase to the term loan is subject to certain conditions set forth within the agreement. The increase in total available borrowings will be used to support the continued growth of the Company. The Company's obligations to the lenders under the Credit Agreement are secured by substantially all of the Company's assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

         Our total revenues for the quarter ended June 30, 2000 increased by 38.1% to $21.7 million from $15.7 million for the same period in 1999. Leasing revenues for the quarter increased by 44.4% to $18.2 million from $12.6 million in the same period of 1999. The increase in our leasing revenues resulted primarily from a 45.3% increase in the average number of portable storage units on lease, partially offset by a 0.6% lower average rental rate per unit due to lower rates in certain new market locations. Leasing revenues in the current year quarter include the operations of 13 new markets entered into during the past year; none of these operations were included in our results for the quarter ended June 30, 1999. Our sales of portable storage units for the three months ended June 30, 2000 increased by 10.8% to $3.4 million from $3.0 million in the same period in 1999. This increase in sales primarily resulted from sales of portable storage units made in the markets we entered during the past twelve months.

         Cost of sales for the quarter ended June 30, 2000 decreased to 64.9% on sales revenues of $3.4 million from 67.2% on sales revenues of $3.0 million in the same quarter in 1999. This increase in our profit margin on sales resulted from continued efficiencies in our manufacturing plant and increased production.

         Our leasing, selling and general expenses for the quarter ended June 30, 2000 increased to $10.8 million, or 49.7% of total revenues, from $7.7 million, or 49.3% of total revenues, for the quarter ended June 30, 1999. This increase resulted mainly because leasing became a larger percentage of our business, and the selling and general expense as a percentage of leasing exceeds that of the sales side of our business. In addition, we had a significant increase in the number of branches in operation and the initial margins at new branches are typically lower than margins at established branches until the number of units on lease at new branches increases. This increase negatively impacted the selling and general expense percentage. We had 29 branch locations at June 30, 2000 compared to 16 branch locations one year earlier. In addition, we grew the size of the lease fleet at many of our existing branches, and that growth had associated with it increased sales, general and operating expenses. These expenses increased 0.4% as a percentage of revenues in the 2000 quarter as compared to the 1999 quarter.

         Depreciation and amortization expenses during the 2000 quarter increased by approximately 50.5% to $1.5 million from $1.0 million during the same period in 1999. This expense was 6.8% of total revenues during the 2000 quarter, compared to approximately 6.2%, during the same period in 1999. This increase is due primarily to growth in the size of our lease fleet and support equipment over the past twelve months because leasing activities are a larger part of our business than in prior years.

         Our operating margin was 33.4% during the quarter ended June 30, 2000, compared to 31.5% for the same period in 1999. Our operating margin is typically higher on our leasing than it is on our sales of portable storage units, and our operating margin on our leasing activities has continued to increase as we take advantage of the economies of scale that we are beginning to achieve in our core leasing business. These increases are offset, to some extent, by the lower operating margins of new branches during their early years. As a result, income from operations increased by 46.5% to $7.2 million for the quarter ended June 30, 2000 from $4.9 million for the same period in 1999.

         Interest expense increased by 34.0% to $2.2 million during the quarter ended June 30, 2000 from $1.7 million for the same period in 1999. The increase in interest expense was primarily a result of higher average debt outstanding during 2000 and an increase in interest rates in the debt outstanding under our Credit Agreement, partially offset by the redemption of our higher interest 12% Senior Subordinated Notes. The interest rate on the debt outstanding under our Credit Agreement is based on a spread over the Eurodollar rate. In 2000, the Eurodollar rate increased over 1999 levels and the spread declined by 0.5% due to our lower ratio of funded debt to EBITDA. The net effect was that the interest rate under our Credit Agreement, including the effect of our interest rate swap agreement, increased by 0.75% for the three months ended June 30, 2000 as compared to the same period in 1999. The increase in outstanding debt was incurred primarily to expand our lease fleet and our operations through acquisitions of portable storage leasing assets, many of which were in new markets.

         Our net income for the three months ended June 30, 2000 was $3.1 million, or $0.26 per diluted share of common stock, compared to $2.0 million, or $0.19 per diluted share of common stock, for the same period in 1999. This 58.6% increase was primarily due to higher lease revenues and higher operating margins in 2000. We had a 3.8% increase in the number of common and common share equivalents outstanding in 2000 due primarily to the sale of approximately 3.0 million shares of common stock in a public offering in May 1999. For the three months ended June 30, 2000 our effective tax rate was 39.0% as compared to 40.0% for the same period in 1999.

                   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

         Our total revenues for the six months ended June 30, 2000 increased by 40.1% to $40.4 million from $28.9 million for the six months ended June 30, 1999. Leasing revenues for the six months ended June 30, 2000 increased by 47.1% to $33.2 million from $22.6 million in the same period of 1999. The increase in our leasing revenues resulted primarily from a 45.7% increase in the average number of portable storage units on lease and a 1.0% higher average rental rate per unit. Leasing revenues in the first six months of 2000 include the operations of 13 new markets entered into after June 30, 1999; none of these operations were included in our results for the six months ended June 30, 1999. Our sales of portable storage units for the six months ended June 30, 2000 increased by 14.3% to $6.9 million from $6.1 million in the same period in 1999. This increase in sales primarily resulted from sales in the markets we entered after June 30, 1999.

         Cost of sales for the six months ended June 30, 2000 decreased to 64.7% on sales revenues of $6.9 million from 66.3% on sales revenues of $6.1 million in the same period in 1999. This increase in our profit margin on sales resulted from efficiencies in our manufacturing plant and increased production.

         Our leasing, selling and general expenses for the six months ended June 30, 2000 increased to $19.9 million, or 49.3% of total revenues, from $14.3 million, or 49.7% of total revenues, for the six months ended June 30, 1999. This increase resulted mainly because leasing became a larger percentage of our business, and the selling and general expense as a percentage of leasing exceeds that of the sales. In addition, we had a significant increase in the number of branches in operation and the initial margins at new branches are typically lower than margins at established branches until the number of units on lease at new branches increases. This increase negatively impacted the selling and general expense percentage. We had 29 branch locations at June 30, 2000 compared to 16 branch locations one year earlier. In addition, we grew the size of the lease fleet at many of our existing branches, and that growth had associated with it increased sales, general and operating expenses. These expenses in the six months ended June 30, 2000 decreased as a percentage of revenues compared to the same period in 1999 principally because of economies of scale achieved since June 30, 1999.

         Depreciation and amortization expenses during the first six months of 2000 increased by approximately 54.7% to $2.8 million from $1.8 million during the same period in 1999. This expense was 6.8% of total revenues during the first six months of 2000, compared to approximately 6.2%, during the same period in 1999. This increase is due primarily to growth in the size of our lease fleet and support equipment over the past twelve months and because leasing activities are a larger part of our business than in prior years.

         Our operating margin was 32.8% during the six months ended June 30, 2000, compared to 30.2% for the same period in 1999. Our operating margin is typically higher on our leasing than it is on our sales of portable storage units, and our operating margin on our leasing activities has continued to increase as we take advantage of the economies of scale that we are achieving in our core leasing business. These increases are offset, to some extent, by the lower operating margins of new branches during their early years. As a result, income from operations increased by 52.0% to $13.2 million for the six months ended June 30, 2000 from $8.7 million for the same period in 1999.

         Interest expense increased by 18.0% to $3.8 million for the six months ended June 30, 2000 from $3.3 million for the same period in 1999. The increase in interest expense was primarily a result of higher average debt outstanding during 2000 and an increase in interest rates in the debt outstanding under our Credit Agreement, partially offset by the redemption of our higher interest 12% Senior Subordinated Notes. The interest rate on the debt outstanding under our Credit Agreement is based on a spread over the Eurodollar rate. In 2000, the Eurodollar rate increased over 1999 levels and the spread declined by 0.5% due to our lower ratio of funded debt to EBITDA. The net effect was that the interest rate under our Credit Agreement, including the effect of our interest rate swap agreement, increased by 0.75% for the three months ended June 30, 2000 as compared to the same period in 1999. The increase in outstanding debt was incurred primarily to expand our lease fleet and our operations through acquisitions of portable storage leasing assets, many of which were in new markets.

         Our net income for the six months ended June 30, 2000 was $5.8 million, or $0.48 per diluted share of common stock, compared to $3.3 million, or $0.35 per diluted share of common stock, for the same period in 1999. This 37.1% increase was primarily due to higher lease revenues and higher operating margins in 2000. We had a 3.8% increase in the number of common and common share equivalents outstanding in 2000 due primarily to the sale of approximately 3.0 million shares of common stock in a public offering in May 1999. Our effective tax rate was 39.0% for the six months ended June 30, 2000 and 40.0% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our leasing and manufacturing business is very capital intensive. The principal means by which we finance our working capital requirements are cash flows from operations, proceeds from equity and debt financings and borrowings under our Credit Agreement.

         Operating Activities. Our operations provided net cash flow of $12.1 million during the six months ended June 30, 2000 versus $7.5 million during the same period in 1999. This increased cash flow resulted primarily from our higher net income and increases in deferred income taxes. Increases in receivables, inventories, deposits and pre-paid expenses were offset by increased accounts payable. The increase in deposits and pre-paid expenses primarily related to committed purchases at June 30, 2000 for our portable lease fleet for our new locations, which were generally delivered during July 2000. The increases also resulted from the growth of our portable storage leasing business.

         Investing Activities. Net cash used in investing activities was $50.8 million for the six months ended June 30, 2000 versus $29.5 million for the same period in 1999. This use of cash was primarily for acquisitions of businesses, increased purchases for our portable storage units and property, plant and equipment.

         Financing Activities. Net cash provided by financing activities was $38.7 million for the six months ended June 30, 2000 versus $21.8 million for the same period in 1999. During the six months ended June 30, 2000, net cash provided by financing activities was primarily from $39.5 million of net borrowings under our Credit Agreement, as compared to $4.5 million of net repayments in the same period in 1999. The borrowings were used primarily to fund our acquisitions and to grow our lease fleet. Our cash provided by financing activities in the six months ended June 30, 2000 was partially offset by $990,000 in principal payments on notes payable and capitalized lease obligations.

         Effective in September 1998, we entered into an Interest Rate Swap Agreement (the Agreement), under which Mobile Mini is designated as the fixed rate payer with a base rate of 5.5% per annum. Under the Agreement, we effectively fixed, for a three year period, the interest rate payable on $30.0 million of our revolving line of credit so that the rate is based upon a spread from a fixed 5.5% rate, rather than a spread from the floating Eurodollar rate.

         Since March 1996, our principal source of liquidity has been available borrowings under our Credit Agreement, which at June 30, 2000, consisted of a $120.0 million revolving line of credit and a term loan with a principal balance of $5.1 million. As of July 25, 2000, we entered into an agreement with our lenders to increase the available borrowings under our Credit Agreement by $50.0 million. The interest rate under our Credit Agreement is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of June 30, 2000, we had $111.1 million of outstanding borrowings under our Credit Agreement and $8.9 million of additional borrowings were available. Our borrowing rate was 1.25% above the prevailing Eurodollar rate. As of August 4, 2000, after a $40.0 million initial increase in available borrowings under the revolving credit line portion of our Credit Agreement, we had $117.9 million of outstanding borrowings under the Credit Agreement and $20.1 million of additional borrowings were available under our borrowing base formula. We expect to obtain additional term loan availability of approximately $10.0 million under the Credit Agreement during the third quarter. The proceeds will be used to reduce our debt under the revolving line of credit under the Credit Agreement.

         We believe that our working capital, together with our cash flow from operations, borrowing availability under our Credit Agreement and other available funding sources will be sufficient to fund our operations for the next 12 months. We believe that in order to maintain our growth rate we may be required to obtain additional debt financing and to raise additional equity capital in the future. However, there is no assurance that we will be able to continue to obtain debt or equity financing on acceptable terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We seek to reduce earnings and cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

         An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $30.0 million of debt. At June 30, 2000, there had been no material changes in the reported market risks since December 31, 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "intends" or "anticipates", such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report, Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled "Factors That May Affect Future Operating Results", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities

         Since January 1, 2000, Mobile Mini has issued an aggregate of 81,575 shares of its common stock in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. The issuances are described below:

         1. On March 3, 2000, we issued 60,287 shares of common stock in partial payment (valued at approximately $1.0 million) of the purchase price when we acquired storage units and certain other assets from Texas Advanced Mobile Storage Corp. and affiliates. In connection with the issuance of the shares to Texas Advanced Mobile Storage and its affiliates, Mobile Mini relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 thereunder promulgated by the Securities and Exchange Commission.

         2. On May 23, 2000, we issued 21,288 shares of common stock in partial payment (valued at approximately $475,000) of the purchase price when we acquired storage units and certain other assets from PM Inc. dba Trailers Etc. In connection with the issuance of the shares to PM Inc., Mobile Mini relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 thereunder promulgated by the Securities and Exchange Commission.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on June 21, 2000 in Phoenix, Arizona. On the record date for the annual meeting, 11,512,201 shares of common stock, were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposals and results from the annual meeting of stockholders.

                                          Number of Shares Voted:
                                          -----------------------
                                         For              Withheld
                                         ---              --------
Election of Directors, each to serve
a three year term:
         Richard E. Bunger                8,848,152      1,074,967
         Stephen A McConnell              9,340,638        582,481


                                                                                                Broker
                                                       For         Against         Abstain      Non-Vote
                                                       ---         -------         -------      --------
Approve and amend the Company's Amended &
Restated Certificate of Incorporation to
increase the number of authorized shares of
common stock from 17 million to 95
million:                                            8,221,806      1,687,347         13,966      None

Approve an amendment to the Company's Amended
and Restated Certificate of Incorporation to
remove Article 15:
                                                    8,890,392      1,016,081         16,646      None

Ratification of appointment of Arthur Andersen
LLP as the Independent Auditors for 2000:           9,908,271         10,256          4,592      None

           In addition to the election of two directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors are Steven G. Bunger, George E. Berkner, Ronald J. Marusiak and Lawrence Trachtenberg.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

NUMBER                                   DESCRIPTION
------                                   -----------

  27              Financial Data Schedule

  (B)             REPORTS ON FORM 8-K: none

  3.1a            Certificate of Amendment of the Amended and Restated
                  Certificate of Incorporation of Mobile Mini, Inc.

  10.5a First Amendment to Amended and Restated Credit Agreement dated as of July 25, 2000 among Mobile Mini, Inc., each of the financial institutions a signatory thereto, as Lenders, and BT
                  Commercial Corporation, as agent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MOBILE MINI, INC.
                                             (Registrant)



Dated:  August 14, 2000                      /s/ Larry Trachtenberg
                                             -----------------------------------
                                                  Larry Trachtenberg
                                                  Chief Financial Officer &
                                                  Executive Vice President


NUMBER                                   DESCRIPTION
------                                   -----------

  27              Financial Data Schedule

  3.1a            Certificate of Amendment of the Amended and Restated
                  Certificate of Incorporation of Mobile Mini, Inc.

  10.5a First Amendment to Amended and Restated Credit Agreement dated as of July 25, 2000 among Mobile Mini, Inc., each of the financial institutions a signatory thereto, as Lenders, and BT
                  Commercial Corporation, as agent.