Form 10-Q
period 2000-09-30
MOBILE MINI INC
filed 2000-11-14
CIK 911109

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

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from __________ to __________

                       -----------------------------------

                         Commission File Number 1-12804

                       -----------------------------------

                            [MOBILE MINI, INC. LOGO]
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

    (Registrant's former address: 1834 W. Third Street, Tempe, Arizona 85281)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            ---------------

         As of November 3, 2000, there were outstanding 11,588,084 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                      PAGE
                                            TABLE OF CONTENTS                                        NUMBER
                                                 PART I.
                                          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets
                     December 31, 1999 and September 30, 2000                                          3

                Consolidated Statements of Operations
                     Three Months and Nine Months ended September 30, 1999 and September
                     30, 2000                                                                          4

                Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1999 and September 30, 2000                       6

                Notes to Consolidated Financial Statements                                             7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     12

                                                PART II.
                                            OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                                                       17

                                               SIGNATURES                                              18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                     DECEMBER 31, 1999        SEPTEMBER 30, 2000
                                                                                                                 (unaudited)
                                                                                     -----------------        ------------------
  CASH AND CASH EQUIVALENTS                                                            $    547,124              $     34,806
  RECEIVABLES, net of allowance for doubtful accounts of $1,621,000
    and $1,408,000, respectively                                                          8,861,815                11,682,898
  INVENTORIES                                                                             9,644,157                10,725,251
  PORTABLE STORAGE UNIT LEASE FLEET, net                                                121,277,355               175,030,324
  PROPERTY PLANT AND EQUIPMENT, net                                                      23,245,287                26,955,664
  DEPOSITS AND PREPAID EXPENSES                                                             890,142                 1,702,114
  OTHER ASSETS, net                                                                      13,926,606                26,599,078
                                                                                       ------------              ------------
          TOTAL ASSETS                                                                 $178,392,486              $252,730,135
                                                                                       ============              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES:
  ACCOUNTS PAYABLE                                                                     $  3,532,240              $  7,205,161
  ACCRUED LIABILITIES                                                                     5,169,364                 5,535,719
  LINE OF CREDIT                                                                         71,638,064               125,582,760
  NOTES PAYABLE                                                                           6,284,810                 5,569,729
  OBLIGATIONS UNDER CAPITAL LEASES                                                          347,850                   234,928
  DEFERRED INCOME TAXES                                                                  14,032,673                20,154,750
                                                                                       ------------              ------------
          TOTAL LIABILITIES                                                             101,005,001               164,283,047
                                                                                       ------------              ------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value, 95,000,000 shares authorized, (increased from
    17,000,000 shares on June 21, 2000); 11,438,356 and 11,585,739 issued and
    outstanding at December 31, 1999 and September 30, 2000, respectively                   114,383                   115,857
  Additional paid-in capital                                                             61,032,336                62,823,768
  Retained earnings                                                                      16,240,766                25,507,463
                                                                                       ------------              ------------
        TOTAL STOCKHOLDERS' EQUITY                                                       77,387,485                88,447,088
                                                                                       ------------              ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $178,392,486              $252,730,135
                                                                                       ============              ============


        See the accompanying notes to these consolidated balance sheets.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------

                                                              1999                      2000
                                                          ------------               ------------
REVENUES:
  Leasing                                                 $ 14,876,911               $ 20,513,767
  Sales                                                      3,210,209                  3,154,420
  Other                                                        100,071                    185,696
                                                          ------------               ------------
                                                            18,187,191                 23,853,883

COSTS AND EXPENSES:
  Cost of sales                                              2,173,017                  2,038,833
  Leasing, selling and general expenses                      8,501,736                 11,873,310
  Depreciation and amortization                              1,100,170                  1,580,147
                                                          ------------               ------------
INCOME FROM OPERATIONS                                       6,412,268                  8,361,593

OTHER INCOME (EXPENSE):
  Interest income                                               13,530                      8,516
  Interest expense                                          (1,399,662)                (2,650,737)
                                                          ------------               ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     5,026,136                  5,719,372
PROVISION FOR INCOME TAXES                                   2,010,454                  2,230,555
                                                          ------------               ------------
NET INCOME                                                $  3,015,682               $  3,488,817
                                                          ============               ============

EARNINGS PER SHARE:
BASIC                                                     $       0.27               $       0.30
                                                          ============               ============
DILUTED                                                   $       0.25               $       0.29
                                                          ============               ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                       11,322,397                 11,580,193
                                                          ============               ============
DILUTED                                                     11,853,952                 11,968,013
                                                          ============               ============


           See the accompanying notes to these consolidated statements

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------

                                                              1999                      2000
                                                          ------------               ------------
REVENUES:
  Leasing                                                 $ 37,467,088               $ 53,736,021
  Sales                                                      9,268,516                 10,076,349
  Other                                                        310,347                    475,418
                                                          ------------               ------------
                                                            47,045,951                 64,287,788

COSTS AND EXPENSES:
  Cost of sales                                              6,192,066                  6,517,379
  Leasing, selling and general expenses                     22,841,558                 31,819,104
  Depreciation and amortization                              2,888,119                  4,345,649
                                                          ------------               ------------
INCOME FROM OPERATIONS                                      15,124,208                 21,605,656

OTHER INCOME (EXPENSE):
  Interest income                                               40,575                     76,893
  Interest expense                                          (4,654,560)                (6,491,242)
                                                          ------------               ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                    10,510,223                 15,191,307
PROVISION FOR INCOME TAXES                                   4,204,090                  5,924,610
                                                          ------------               ------------
NET INCOME                                                   6,306,133                  9,266,697
PREFERRED STOCK DIVIDEND                                        21,918                         --
                                                          ------------               ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $  6,284,215               $  9,266,697
                                                          ============               ============

EARNINGS PER SHARE:
BASIC                                                     $       0.65               $       0.80
                                                          ============               ============
DILUTED                                                   $       0.61               $       0.78
                                                          ============               ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:
BASIC                                                        9,732,241                 11,526,538
                                                          ============               ============
DILUTED                                                     10,237,445                 11,931,521
                                                          ============               ============

          See the accompanying notes to these consolidated statements.

                                MOBILE MINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------

                                                                                  1999                       2000
                                                                              ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  6,306,133               $  9,266,697
Adjustments to reconcile income to net cash provided by
  operating activities:
     Provision for doubtful accounts                                               728,597                  1,027,805
     Amortization of deferred loan costs                                           451,276                    320,048
     Amortization of warrants issuance discount                                     39,123                         --
     Depreciation and amortization                                               2,888,119                  4,345,649
     Loss on disposal of property, plant and equipment                              35,050                     81,861
     Deferred income taxes                                                       4,203,940                  6,122,077
     Changes in certain assets and liabilities, net of effect of businesses acquired:
       Increase in receivables                                                  (1,913,212)                (3,621,430)
       Increase in inventories                                                  (2,636,192)                (1,072,095)
       Decrease (increase) in deposits and prepaid expenses                        125,369                   (651,972)
       Decrease (increase) in other assets                                         167,033                 (1,033,976)
       Increase in accounts payable                                              3,223,046                  3,672,921
       Increase (decrease) in accrued liabilities                                  777,320                   (266,169)
                                                                              ------------               ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                14,395,602                 18,191,416
                                                                              ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                                            (27,989,118)               (25,889,448)
  Net purchases of portable storage unit lease fleet                           (21,829,617)               (40,997,381)
  Net purchases of property, plant and equipment                                (3,114,212)                (5,251,505)
                                                                              ------------               ------------

       NET CASH USED IN INVESTING ACTIVITIES                                   (52,932,947)               (72,138,334)
                                                                              ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                             881,609                 53,944,696
  Proceeds from issuance of notes payable                                        3,514,047                    620,802
  Principal payments on notes payable                                           (1,343,739)                (1,335,883)
  Principal payments on capital lease obligations                               (2,501,476)                  (112,922)
  Exercise of warrants                                                             678,161                     39,041
  Issuance of common stock                                                      37,465,646                    278,866
  Preferred stock dividend                                                         (21,918)                        --
                                                                              ------------               ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                38,672,330                 53,434,600
                                                                              ------------               ------------

NET INCREASE (DECREASE) IN CASH                                                    134,985                   (512,318)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                         1,030,138                    547,124
                                                                              ------------               ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  1,165,123               $     34,806
                                                                              ============               ============


          See the accompanying notes to these consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

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


                                                              Three months                        Nine months
                                                          ended September 30,                 ended September 30,
                                                         1999             2000               1999             2000
                                                     -----------       -----------       -----------       -----------
BASIC:
Common shares outstanding, beginning of period        11,144,666        11,567,089         7,966,863        11,438,356
Effect of weighting shares:
   Weighted common shares issued                         177,731            13,104         1,765,378            88,182
                                                     -----------       -----------       -----------       -----------
Weighted average number of common shares
outstanding                                           11,322,397        11,580,193         9,732,241        11,526,538
                                                     ===========       ===========       ===========       ===========
Net income available to common shareholders          $ 3,015,682       $ 3,488,817       $ 6,284,215       $ 9,266,697
                                                     ===========       ===========       ===========       ===========
Earnings per share                                   $      0.27       $      0.30       $      0.65       $      0.80
                                                     ===========       ===========       ===========       ===========
DILUTED:
Common shares outstanding, beginning of period        11,144,666        11,567,089         7,966,863        11,438,356
Effect of weighting shares:
   Weighted common shares issued                         177,731            13,104         1,765,378            88,182
   Options and warrants assumed converted                404,038           302,032           382,706           316,810
   Warrants                                              127,517            85,788           122,498            88,173
                                                     -----------       -----------       -----------       -----------
Weighted average number of common and
common equivalent shares outstanding                  11,853,952        11,968,013        10,237,445        11,931,521
                                                     ===========       ===========       ===========       ===========
Net income available to common shareholders          $ 3,015,682       $ 3,488,817       $ 6,284,215       $ 9,266,697
                                                     ===========       ===========       ===========       ===========
Earnings per share                                   $      0.25       $      0.29       $      0.61       $      0.78
                                                     ===========       ===========       ===========       ===========

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:



                                          December 31, 1999        September 30, 2000
                                          -----------------        ------------------
Raw material and supplies                    $ 7,453,662              $ 7,593,366
Work-in-process                                  880,885                  805,931
Finished portable storage units                1,309,610                2,325,954
                                             -----------              -----------
                                             $ 9,644,157              $10,725,251
                                             ===========              ===========

NOTE D - Property, plant and equipment consisted of the following at:



                                         December 31, 1999         September 30, 2000
                                         -----------------         ------------------
Land                                       $    777,668               $    777,668
Vehicles and equipment                       19,397,810                 23,981,432
Buildings and improvements                    8,228,124                  8,215,600
Office fixtures and equipment                 3,964,242                  4,705,840
                                           ------------               ------------
                                             32,367,844                 37,680,540
Less accumulated depreciation                (9,122,557)               (10,724,876)
                                           ------------               ------------
                                           $ 23,245,287               $ 26,955,664
                                           ============               ============

NOTE E - The Company maintains a portable storage and portable office unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimate at approximately 50% to 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of September 30, 2000, the lease fleet totaled $175.0 million as compared to $121.3 million at December 31, 1999, net of accumulated depreciation of $5.9 million and $4.1 million, respectively.

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

For the Three Months Ended:

                                                         Branch
                                                       Operations           Other            Combined
                                                       -----------       -----------        -----------
September 30, 1999
Revenues from external customers                       $18,411,887       $  (224,696)       $18,187,191
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                 10,176,960        (2,424,283)         7,752,677
Allocated interest expense                               1,399,662              --            1,399,662
Depreciation and amortization expense                      996,881           103,289          1,100,170
Segment profit (loss)                                    3,020,976            (5,294)         3,015,682

September 30, 2000
Revenues from external customers                       $23,778,714       $    75,169        $23,853,883
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                 12,816,638        (2,624,190)        10,192,448
Allocated interest expense                               2,650,737              --            2,650,737
Depreciation and amortization expense                    1,509,197            70,950          1,580,147
Segment profit (loss)                                    3,506,660           (17,843)         3,488,817

For the Nine Months Ended:

                                                         Branch
                                                       Operations            Other           Combined
                                                       -----------       -----------        -----------
September 30, 1999
Revenues from external customers                       $46,304,456       $   741,495        $47,045,951
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                 23,552,074        (5,007,647)        18,544,427
Allocated interest expense                               4,654,560              --            4,654,560
Depreciation and amortization expense                    2,585,301           302,818          2,888,119
Segment profit                                           6,239,211            45,004          6,284,215

September 30, 2000
Revenues from external customers                       $64,161,830       $   125,958        $64,287,788
Segment profit (loss) before allocated interest,
   depreciation and amortization expense                32,499,233        (5,814,402)        26,684,831
Allocated interest expense                               6,491,242              --            6,491,242
Depreciation and amortization expense                    4,051,487           294,162          4,345,649
Segment profit (loss)                                    9,293,875           (27,178)         9,266,697

As of:

                                                         Branch
                                                       Operations           Other             Combined
                                                       -----------       -----------        -----------
September 30, 1999
Segment assets - lease fleet                           $112,723,984      $      --          $112,723,984
Segment assets - property, plant and equipment          21,338,908           933,991         22,272,899
Expenditures for long-lived assets - lease fleet        21,829,617              --           21,829,617
Expenditures for long-lived assets - PPE                 2,856,221           257,991          3,114,212

September 30, 2000
Segment assets - lease fleet                           $175,030,324      $      --          $175,030,324
Segment assets - property, plant and equipment          25,955,821           999,843         26,955,664
Expenditures for long-lived assets - lease fleet        40,997,381              --           40,997,381
Expenditures for long-lived assets  - PPE                4,803,035           448,470          5,251,505

NOTE G - New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company will adopt SAB 101 in the quarter ending December 31, 2000. The Company has evaluated the impact of the adoption of SAB 101 and determined it will not materially affect results of operations or financial position.

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

In August 2000, the Company acquired substantially all the Salt Lake City based portable storage assets of McKinney Vehicles Services, Inc., a privately-owned company operating in several states. The assets added in this cash acquisition are deployed in our existing Salt Lake City operations.

The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The purchase price of the acquired operations was paid for as follows:

         Cash paid for businesses acquired                  $12,369,000
         Retirement of debt                                  13,520,000
                                                            -----------
                                                             25,889,000
         Common stock                                         1,475,000
         Other                                                  450,000
                                                            -----------
                  Total                                     $27,814,000
                                                            ===========

The fair value of assets purchased has been allocated as follows:

         Receivables                                       $    265,000
         Tangible assets                                     15,007,000
         Deposits, prepaid expenses and other assets            160,000
         Goodwill                                            13,172,000
         Assumed liabilities                                   (790,000)
                                                           ------------
                  Total                                    $ 27,814,000
                                                           ============

Goodwill is amortized using the straight-line method over 25 years from the date of the acquisition. The unamortized portion of goodwill is included in other assets on the balance sheets.

The Company opened an operation in Seattle, Washington in January 2000.

At November 3, 2000, the Company operated 29 branches located in 14 states.

NOTE I - On July 25, 2000, the Company's senior lenders increased the credit facilities under the Company's Credit Agreement. This increase is comprised of a $40.0 million increase in the revolving line of credit available under the Credit Agreement and approximately a $5.0 to $7.0 million increase to the Company's term loan under the Credit Agreement. The increase to the term loan is subject to certain conditions set forth within the agreement. The increase in total available borrowings is being used to support the continued growth of the Company. The Company's obligations to the lenders under the Credit Agreement are secured by substantially all of the Company's assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

         Our total revenues for the quarter ended September 30, 2000 increased by 31.2% to $23.9 million from $18.2 million for the same period in 1999. Leasing revenues for the quarter increased by 37.9% to $20.5 million from $14.9 million in the same period of 1999. The increase in our leasing revenues resulted primarily from a 40.9% increase in the average number of portable storage units on lease, partially offset by a 2.1% lower average rental rate per unit. The slight decline in rental rate per unit is primarily due to lower rates in certain new market locations. Leasing revenues in the current year quarter include the operations of 13 new markets which we entered during the past year; none of these operations were included in our results for the quarter ended September 30, 1999. Our sales of portable storage units for the three months ended September 30, 2000 remained nearly level with sales for the quarter ended September 30, 1999 and approximated $3.2 million during each period.

         Cost of sales for the quarter ended September 30, 2000 decreased to 64.6% of sales revenues from 67.7% of sales revenues in the same quarter in 1999. This increase in profit margin on sales resulted from improved efficiencies in our manufacturing plant.

         Our leasing, selling and general expenses for the quarter ended September 30, 2000 increased to $11.9 million, or 49.8% of total revenues, from $8.5 million, or 46.7% of total revenues, for the quarter ended September 30, 1999. This increase resulted mainly because leasing became a larger percentage of our business, and the selling and general expense as a percentage of leasing exceeds that of the sales side of our business. In addition, we had a significant increase in the number of new branches in operation and the initial margins at new branches are typically lower than margins at established branches until the number of units on lease at new branches and the average rental rate per unit at those branches increases as the new branches mature. We had 29 branch locations at September 30, 2000 compared to 16 branch locations one year earlier. In addition, we grew the size of the lease fleet at many of our existing branches, and that growth had associated with it increased sales, general and operating expenses.

         Depreciation and amortization expenses during the 2000 quarter increased by approximately 43.6% to $1.6 million from $1.1 million during the same period in 1999. This expense was 6.6% of total revenues during the 2000 quarter, compared to approximately 6.0%, during the same period in 1999. This increase is due primarily to growth in the size of our lease fleet and support equipment over the past twelve months as leasing activities continued to become a larger part of our business than in prior years.

         Our operating margin was 35.1% during the quarter ended September 30, 2000, compared to 35.3% for the same period in 1999. Our operating margin is typically higher on leasing than it is on sales of portable storage units, and our operating margin on our leasing activities has continued to increase as we take advantage of the economies of scale being achieved in our core leasing business as existing branches grow. These economies of scale are offset, to some extent, by the lower operating margins at new branches during their early years until the Company is able to increase average lease rates and the number of containers on rent at these branches. Income from operations increased by 30.4% to $8.4 million for the quarter ended September 30, 2000 from $6.4 million for the same period in 1999.

         Interest expense increased by 89.4% to $2.7 million during the quarter ended September 30, 2000 from $1.4 million for the same period in 1999. The increase in interest expense is a result of higher average debt outstanding during 2000 and an increase in interest rates on our debt resulting from higher prevailing interest rates. The increase in outstanding debt was incurred primarily to expand our lease fleet and our operations through acquisitions of portable storage leasing assets, many of which were in new markets. The interest rate on the debt outstanding under our Credit Agreement is based on a spread over the Eurodollar rate. In 2000, the Eurodollar rate increased over 1999 levels. The net effect was that the interest rate under our Credit Agreement, including the effect of our interest rate swap agreement, increased by 1.26% for the three months ended September 30, 2000 as compared to the same period in 1999.

         Our net income for the three months ended September 30, 2000 was $3.5 million, or $0.29 per diluted share of common stock, compared to $3.0 million, or $0.25 per diluted share of common stock, for the same period in 1999. This 15.7% increase was primarily due to higher lease revenues and higher operating income in 2000 offset by higher debt levels and interest rates. For the three months ended September 30, 2000 our effective tax rate was 39.0% as compared to 40.0% for the same period in 1999.

                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

         Our total revenues for the nine months ended September 30, 2000 increased by 36.6% to $64.3 million from $47.0 million for the nine months ended September 30, 1999. Leasing revenues for the nine months ended September 30, 2000 increased by 43.4% to $53.7 million from $37.5 million in the same period of 1999. The increase in our leasing revenues resulted primarily from a 43.8% increase in the average number of portable storage units on lease. Leasing revenues in the first nine months of 2000 include the operations of 13 new markets entered into after September 30, 1999; none of these operations were included in our results for the nine months ended September 30, 1999. Our sales of portable storage units for the nine months ended September 30, 2000 increased by 8.7% to $10.1 million from $9.3 million in the same period in 1999. This increase in sales primarily resulted from sales in the markets we entered after September 30, 1999.

         Cost of sales for the nine months ended September 30, 2000 decreased to 64.7% on sales revenues of $10.1 million from 66.8% on sales revenues of $9.3 million in the same period in 1999. This increase in our profit margin on sales resulted from efficiencies in our manufacturing plant and increased production.

         Our leasing, selling and general expenses for the nine months ended September 30, 2000 increased to $31.9 million, or 49.5% of total revenues, from $22.8 million, or 48.6% of total revenues, for the nine months ended September 30, 1999. This increase resulted mainly because leasing became a larger percentage of our business, as the selling and general expense as a percentage of leasing exceeds that as a percentage of sales. In addition, we had a significant increase (16 to 29) in the number of branches in operation, and the initial margins at new branches are typically lower than margins at established branches until the number of units on lease at new branches and the average rental rate per unit at those branches increases as the new branches mature. We also grew the size of the lease fleet at many of our existing branches, and that growth had associated with it increased sales, general and operating expenses.

         Depreciation and amortization expenses during the first nine months of 2000 increased by approximately 50.5% to $4.3 million from $2.9 million during the same period in 1999. This expense was 6.8% of total revenues during the first nine months of 2000, compared to approximately 6.1%, during the same period in 1999. This increase is due primarily to growth in the size of our lease fleet and support equipment over the past twelve months and because leasing activities are a larger part of our business than in prior years.

         Our operating margin was 33.6% during the nine months ended September 30, 2000, compared to 32.1% for the same period in 1999. Our operating margin is typically higher on leasing than it is on sales of portable storage units, and our operating margin on our leasing activities has continued to increase as we take advantage of the economies of scale being achieved in our core leasing business as existing branches grow. These economies of scale are offset, to some extent, by the lower operating margins at new branches during their early years until the Company is able to increase average lease rates and the number of containers on rent at these branches. Income from operations increased by 42.9% to $21.6 million for the nine months ended September 30, 2000 from $15.1 million for the same period in 1999.

         Interest expense increased by 39.5% to $6.5 million for the nine months ended September 30, 2000 from $4.7 million for the same period in 1999. The increase in interest expense was primarily a result of higher average debt outstanding during 2000 and an increase in interest rates on our debt resulting from higher prevailing interest rates. The increase in outstanding debt was incurred primarily to expand our lease fleet and our operations through acquisitions of portable storage leasing assets, many of which were in new markets. The interest rate on the debt outstanding under our Credit Agreement is based on a spread over the Eurodollar rate. In 2000, the Eurodollar rate increased over 1999 levels. The net effect was that the interest rate under our Credit Agreement, including the effect of our interest rate swap agreement, increased by 0.67% for the nine months ended September 30, 2000 as compared to the same period in 1999.

         Our net income for the nine months ended September 30, 2000 was $9.3 million, or $0.78 per diluted share of common stock, compared to $6.3 million, or $0.61 per diluted share of common stock, for the same period in 1999. This 47.5% increase was primarily due to higher lease revenues and higher operating margins in 2000. We had a 16.5% increase in the number of common and common share equivalents outstanding in 2000 due primarily to the sale of approximately
3.0 million shares of common stock in a public offering in May 1999. Our effective tax rate was 39.0% for the nine months ended September 30, 2000 and 40.0% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our leasing and manufacturing business is very capital intensive. The principal means by which we finance our working capital requirements are cash flows from operations, borrowings under our Credit Agreement and proceeds from equity and debt financings.

         Operating Activities. Our operations provided net cash flow of $18.2 million during the nine months ended September 30, 2000 versus $14.4 million during the same period in 1999. This increased cash flow resulted primarily from our higher net income and increases in deferred income taxes. Increases in receivables, inventories, deposits and pre-paid expenses and other assets were offset by increased accounts payable. The increase also is a function of the growth of our portable storage leasing business.

         Investing Activities. Net cash used in investing activities was $72.1 million for the nine months ended September 30, 2000 versus $52.9 million for the same period in 1999. This use of cash was primarily for acquisitions of businesses, increased purchases for our portable storage units and property, plant and equipment.

         Financing Activities. Net cash provided by financing activities was $53.4 million for the nine months ended September 30, 2000 versus $38.7 million for the same period in 1999. During the nine months ended September 30, 2000, net cash provided by financing activities was primarily from $53.9 million of net borrowings under our Credit Agreement, as compared to $882,000 for the same period in 1999. The borrowings were used primarily to fund our acquisitions and to grow our lease fleet. In the nine months ended September 30, 1999 we received approximately $36.9 million in net proceeds from the public sale of approximately 3.0 million shares of our common stock, and these proceeds were initially used to pay down our line of credit under our Credit Agreement. Our cash provided by financing activities in the nine months ended September 30, 2000 was partially offset by $1.4 million in principal payments on notes payable and capitalized lease obligations.

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

         Since March 1996, our principal source of liquidity has been available borrowings under our Credit Agreement. On July 25, 2000, we entered into an agreement with our lenders to increase the available borrowings under our Credit Agreement by approximately $47.0 million. The interest rate under our Credit Agreement is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2000, we had $125.6 million of outstanding borrowings under our Credit Agreement and $30.3 million of additional borrowings were available. Our borrowing rate was 1.25% above the prevailing Eurodollar rate. As of October 31, 2000, we had $129.8 million of outstanding borrowings under the Credit Agreement and $30.2 million of additional borrowings were available under our borrowing base formula. Our borrowing rate for the quarter ending December 31, 2000 will be 1.50% above the prevailing Eurodollar rate. We expect to obtain additional term loan availability of approximately $5.0 to $7.0 million under the Credit Agreement before the end of the fourth quarter, which we will use to reduce our debt under the revolving line of credit under the Credit Agreement.

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

         An interest rate swap agreement is the only instrument we use to manage interest rate fluctuations affecting our variable rate debt. We currently have one outstanding interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $30.0 million of debt. At September 30, 2000, there had been no material changes in the reported market risks since December 31, 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as "believe", "expect", "intends" or "anticipates", such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report, Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled "Factors That May Affect Future Operating Results", which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

  NUMBER                              DESCRIPTION

    27            Financial Data Schedule

(b)               REPORTS ON FORM 8-K:  none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MOBILE MINI, INC.
                                                 (Registrant)



Dated: November 14, 2000                  /s/ Larry Trachtenberg
                                        -----------------------------------
                                              Larry Trachtenberg
                                              Chief Financial Officer &
                                              Executive Vice President

                                EXHIBIT INDEX

                     Exhibit 27 - Financial Data Schedule