Form 10-K
period 2000-12-31
MOBILE MINI INC
filed 2001-02-28
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____________ to _____________

Commission File Number 1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0748362

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of Principal Executive Offices)

(480) 894-6311
(Registrant’s Telephone Number)

Securities Registered Under Section 12(g) of the Exchange Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	Nasdaq Stock Market

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value on February 20, 2001 of the voting stock owned by non-affiliates of the registrant was approximately $213,483,675.00 (calculated by excluding all shares held by executive officers, directors and non-institutional holders of five percent or more of the voting power of the registrant, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

As of February 20, 2001, there were outstanding 11,602,584 shares of the issuer’s common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 14 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 49.

PART I

Except for historical information, the following description of Mobile Mini’s business contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below in Item 1 in this report under the heading “Factors That May Affect Future Operating Results.”

ITEM 1. DESCRIPTION OF BUSINESS.

      We are the nation’s largest provider of portable storage solutions through our lease fleet of over 55,000 portable storage units. We currently have 30 branches and operate in 16 states. Our products provide secure, accessible temporary storage for a diversified client base of over 43,000 customers, including Wal-Mart, Motorola, Frito Lay, Holiday Inns, Target, Home Depot, numerous municipalities and the U.S. military. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. We obtain our portable storage units by purchasing used ocean-going containers, which we refurbish and modify, and by manufacturing our own units. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as our patented security systems, multiple doors, electrical wiring and shelving. In addition to our leasing operations, we sell new and used portable storage units and provide ancillary services.

      In 1996, we initiated a strategy of focusing on leasing instead of selling our portable storage units. We initiated this strategic shift because we believe leasing allows us to achieve strong growth, improved profitability and increased predictability of our business. Since 1996, we have increased our lease fleet by approximately 42,000 units, for a CAGR of approximately 42.1%. We believe our leasing model is highly attractive because portable storage units:

•	provide predictable, recurring revenues from leases with an average duration of approximately 17 months;

•	have average monthly rental rates which recoup our unit investment within an average of 28 months;

•	have useful lives exceeding 20 years, low maintenance and high residual values; and

•	produce incremental leasing operating margins above 60%.

      As a result of shifting our focus to leasing, we have achieved substantial increases in our revenues and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $76.1 million in 2000, representing a CAGR of 43.6%. Over this same period, our operating income has increased from $4.7 million in 1996 to $31.1 million in 2000, representing a CAGR of 60.0% and our operating margin has grown from 11.2% to 34.5%.

Industry Overview

      The storage industry includes two principal segments, fixed self-storage and portable storage.

      The fixed self-storage segment consists of permanent structures located away from customer locations. Fixed self-storage is used primarily by consumers to temporarily store excess household goods. This segment is highly fragmented but includes several large national companies such as Public Storage and Shurgard Storage Centers.

      The portable storage segment differs from the fixed self-storage segment because it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment is highly fragmented with no national participants. Although there are no published estimates of the size of the portable storage segment, we believe the size of the market is expanding due to increasing awareness of the advantages of portable storage.

      Our products also serve the mobile office industry. This industry provides temporary office space and is estimated to exceed $2.5 billion annually. We also offer portable record storage units.

The documents and records storage industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.

      Our goal is to be the leading national provider of portable storage solutions. We believe that our competitive strengths and growth strategy, as outlined below, enable us to achieve this goal.

Competitive Strengths

      Market Leadership. We have a lease fleet of over 55,000 portable storage units and are the largest provider of portable storage solutions in a majority of our markets. We believe we are creating brand awareness and that “Mobile Mini” is associated with high quality portable storage products and superior customer service. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

      Superior, Differentiated Products. We offer the industry’s broadest range of portable storage products in varying lengths and widths to better meet our customers’ temporary storage needs. Our manufacturing and refurbishing capabilities enable us to offer products that our competitors are unable to match. Most competitors offer only standard eight-foot-wide ocean-going containers in 20-, 40- or 45-foot lengths, while our portable storage units range in size from five to 48 feet in length and eight to 10.5 feet in width. Our manufactured 10.5-foot wide units, introduced in 1998, provide 50% more usable storage space than the standard eight-foot-wide ocean-going containers offered by our competitors. Our products also have patented locking systems, multiple door options, electrical wiring, shelving and other customized features.

      Customer Service Focus. We believe that the portable storage industry is very service intensive and essentially local. Our entire organization is focused on providing high levels of customer service. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms and timely delivery of units. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our salespeople work out of our local branch locations rather than from our headquarters. This allows them to interact directly with customers, better understand local market needs and develop each market in response to those needs. Our customized management information systems increase our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. As a result of this customer service focus, we enjoy high levels of repeat business and word-of-mouth referrals.

      Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We assist our salespeople by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow page and direct mail advertising is an integral part of our sales and marketing approach. In 2000, our total advertising costs were $4.1 million, and we mailed over seven million product brochures to existing and prospective customers.

      Diverse Customer Base. During 2000, we served more than 43,000 customers across a wide range of industries and believe this diversity reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. Our diverse customer base also demonstrates the broad applications for our products and the opportunity to create future demand through targeted marketing. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. In 2000, our largest customer accounted for 5.2% of our leasing revenues. Our ten largest customers combined accounted for approximately 10% of our 2000 lease revenues.

      Customized Management Information Systems. We have made substantial investments in our management information systems to optimize fleet utilization, capture detailed customer data, improve financial performance and support our growth. Our management information systems enable us to carefully monitor the size, mix, utilization and rental rates of our lease fleet by branch on a daily basis. We have maintained an average annual utilization rate of our lease fleet above 85% while growing our lease fleet from 13,604 units in 1996 to 55,410 units in 2000, representing a CAGR of 42.1%. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a scaleable PC-based wide area network that provides real-time transaction processing and detailed reports on a branch by branch basis.

      Flexibility Afforded By Manufacturing Capability. We design and manufacture our own portable storage units in addition to refurbishing and modifying used ocean-going containers. This capability allows us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors with more limited product offerings. Our manufacturing capability also provides us with an additional supply of units to support our growth.

Growth Strategy

Our growth strategy consists of the following:

      Focus on Core Portable Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe there is substantial demand for our portable storage units throughout the United States. Our focus on leasing has allowed us to increase our leasing revenues from $17.9 million in 1996 to $76.1 million in 2000, representing a CAGR of 43.6%, and expand our operating margins from 11.2% to 34.5% over the same period.

      Generate High Levels of Internal Growth. We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. We have historically been able to generate strong internal growth within our existing markets through aggressive marketing and lease fleet growth. In 2000, our internal lease revenues in markets opened for at least one year grew approximately 22.4%. We believe that by increasing awareness of the benefits of portable storage and through our targeted marketing and advertising programs, we can continue to increase our leasing revenues and generate strong internal growth. For example, in the Los Angeles area, our largest market and a market we have served for over 11 years, we have increased the number of portable storage units in our lease fleet from approximately 4,200 units at the end of 1996 to nearly 10,000 units at the end of 2000, demonstrating the high levels of internal growth we can realize from our existing branches.

      Continue Branch Expansion. We intend to use our branch model to expand to new markets throughout the United States. We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. These markets are currently being served by small, local competitors. In 1998, we began our expansion strategy by entering four new markets, three by acquisition and one by start-up. In 1999, we entered seven new markets, six by acquisition and one by start-up. In 2000, we entered 10 new markets, nine by acquisition and one by start-up, and in February 2001 we entered the Kansas City market through an acquisition. Whenever feasible, we enter a new market by acquiring the storage units and leases of a small, local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses.

      Introduce New Products. We attempt to introduce new products and new applications for our products through an active research and development effort. For example, in 1998 we introduced a 10.5-foot wide storage unit that has proven to be a popular product with our customers. In 1999, we completed the design of a records storage unit, which provides highly secure, on-site, easily accessible storage. We market this unit as a records storage solution for semi-active records. We have also added mobile offices as a complementary product to better serve our customers. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and demand for our portable storage solutions.

Products

      We provide a broad range of portable storage products to meet our customers’ varying needs. Our products and features are as follows:

  Portable Storage Products

•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies or brokers. These containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify ocean-going containers. Refurbishment typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our patented locking system. Modification typically involves splitting containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. Typically, we manufacture “knock-down” units, which we ship to one of our five branches with assembly capabilities. This method of shipment is less expensive than shipping fully assembled storage units.

•	Records Storage Units. We market proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12- and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

  Mobile Offices

•	Steel Mobile Office Units. We manufacture steel mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, proprietary doors and windows with security bars.

•	Wood Mobile Office Units. We also purchase wood office units that range from 8 to 24 feet in width and 20 to 60 feet in length. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars.

      We purchase used ocean-going containers and refurbish and modify them at our facilities in Arizona, California, Oklahoma, Colorado and Texas. We also manufacture new portable storage units at our Arizona facility. We manufactured approximately 4,500 portable storage units at that facility in 2000. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchases. In 2000, we purchased and refurbished over 8,400 used ocean-going containers and purchased over 1,100 wood mobile offices. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our portable storage units and mobile offices have useful lives of at least 20 years from the date we acquire them, with residual values ranging from 50% to 70% of our unit investment. For the past three years, our cost to repair and maintain our portable storage units has averaged approximately 2% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

Branch Operations

      We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our branches also provide on-site storage of units under lease. The following table shows information about our branches:

			Year
Location	Functions	Size	Established

Phoenix, Arizona	Leasing, on-site storage, sales	10 acres	1983
Tucson, Arizona	Leasing, on-site storage, sales	5 acres	1986
Los Angeles, California	Leasing, on-site storage, sales, refurbishment and assembly	15 acres	1988
San Diego, California	Leasing, on-site storage, sales	5 acres	1994
Dallas, Texas	Leasing, on-site storage, sales, refurbishment and assembly	17 acres	1994
Houston, Texas	Leasing, on-site storage, sales, refurbishment and assembly	7 acres	1994
San Antonio, Texas	Leasing, on-site storage, sales	8 acres	1995
Austin, Texas	Leasing, on-site storage, sales	5 acres	1995
Las Vegas, Nevada	Leasing and sales	1 acre	1998
Oklahoma City, Oklahoma	Leasing, sales, refurbishment and assembly	6 acres	1998
Albuquerque, New Mexico	Leasing and sales	4 acres	1998
Denver, Colorado	Leasing, sales, refurbishment and assembly	4 acres	1998
Tulsa, Oklahoma	Leasing and sales	5 acres	1999
Colorado Springs, Colorado	Leasing and sales	2 acres	1999
New Orleans, Louisiana	Leasing and sales	3 acres	1999
Memphis, Tennessee	Leasing and sales	5 acres	1999
Salt Lake City, Utah	Leasing, on-site storage, sales	3 acres	1999
Chicago, Illinois	Leasing and sales	2 acres	1999
Knoxville, Tennessee	Leasing and sales	5 acres	1999
Seattle, Washington	Leasing and sales	3 acres	2000
El Paso, Texas	Leasing and sales	4 acres	2000
Pharr, Texas	Leasing and sales	2 acres	2000

			Year
Location	Functions	Size	Established

Corpus Christi, Texas	Leasing and sales	1 acre	2000
Jacksonville, Florida	Leasing and sales	4 acres	2000
Miami/ Ft. Lauderdale, Florida	Leasing and sales	2 acres	2000
Ft. Myers, Florida	Leasing and sales	3 acres	2000
Tampa, Florida	Leasing and sales	7 acres	2000
Orlando, Florida	Leasing and sales	5 acres	2000
Atlanta, Georgia	Leasing and sales	15 acres	2000
Kansas City, Kansas/ Missouri	Leasing and sales	5 acres	2001

      Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our seven regional managers. Our regional managers, in turn, report to one of our two vice presidents. Incentive bonuses are a substantial portion of the compensation for these vice presidents, branch and regional managers.

      Each branch has its own sales force, a transportation department that delivers and picks up portable storage units from customers and an office manager. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Units are stored by stacking them three high to maximize usable ground area. Each branch also has a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment.

Sales and Marketing

      We have approximately 165 people at our branches and 13 people in management at our headquarters that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide high levels of customer service.

      Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with headquarters through our management information system. This enables the sales and marketing team to share leads and other information and permits the headquarters staff to monitor and review sales and leasing productivity on a branch by branch basis. Our sales and marketing employees are compensated primarily on a commission basis.

      We advertise our products in the yellow pages and use a targeted direct mail program. In 2000, we mailed over seven million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $3.1 million in 1999 and $4.1 million in 2000.

Customers

      During 2000, more than 43,000 customers leased our portable storage units, compared to about 36,000 in 1999. Our customer base is diverse and consists of businesses in a broad range of industries. During 2000, our largest single customer accounted for 5.2% of our leasing revenues, and our next largest customer accounted for less than 3.0% of our leasing revenues (excluding ancillary revenues).

      We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2000 of our customers and how they use our portable storage units:

	Approximate
	Percentage of
	Units	Representative	Typical
Business	on Lease	Customers	Applications

Retail	42%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage and record storage
Construction	31%	General, electrical, plumbing and mechanical contractors, landscapers and residential homebuilders	Equipment and materials storage and job site offices
Consumers	10%	Homeowners	Backyard storage and storage of household goods during relocation or renovation
Industrial and commercial	9%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, document storage and in-plant offices
Institutions, government agencies and others	8%	Hospitals, medical centers and military, Native American tribal governments and reservations and Federal, state, county and local agencies	Athletic equipment storage, disaster preparedness supplies, record storage, supplies and equipment

Manufacturing

      We build new portable storage units, steel mobile offices and custom-designed structures at our Maricopa, Arizona manufacturing plant. We also refurbish used ocean-going containers at this plant and our branches in Los Angeles, Houston, Dallas, Denver and Oklahoma City. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. We have about 270 manufacturing workers at our Maricopa facility, and about 290 manufacturing workers in our branch facilities. We manufactured and refurbished about 12,900 portable storage units in 2000. Many of our manufactured portable storage units are “knock-down” units, which we ship to one of our five branches with assembly capabilities. We can ship up to twelve, 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches. We believe we can expand the capacity of our Maricopa facility at a relatively low cost.

      We purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our manufacturing and refurbishing operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials.

      Our manufacturing capacity protects us to some extent from price increases for used ocean-going containers. Used ocean-going containers vary in price from time to time based on market conditions. Should the price of used ocean-going containers increase substantially, we can increase our manufacturing volume and reduce the number of used containers we buy and refurbish.

Management Information Systems

      We use a customized management information system in an effort to optimize lease fleet utilization and the effectiveness of our sales and marketing. This system consists of a wide-area network that connects our headquarters and all of our branches. Headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information is entered in the system daily at the branch level and verified through periodic physical inventories by branch employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers.

Lease Terms

      Our leases have an average initial term of over eight months and provide for the lease to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of our leases has been 17 months. Our average monthly rental rate was $118 in 2000. Most of our portable storage units rent for $50 to $200 per month, although large custom-designed units may rent for as much as $440 per month. Our mobile offices typically rent for $115 to $775 per month. Each lease provides that the customer is responsible for the cost of delivery at lease inception and pickup at lease termination. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are the responsibility of the customer.

Competition

      We face competition from several local companies and usually one or two regional companies in all of our current markets. Our competitors include lessors of storage units, mobile offices, used over-the-road trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of product quality and availability, lease rates and customer service. Some of our competitors have less debt, greater market share and greater financial resources and pricing flexibility than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. This may require us to reduce our lease rates as well, which could reduce our profitability in those markets.

      In addition to competition for customers, we face competition in purchasing used ocean-going containers. Several types of businesses purchase used ocean-going containers, including various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers for sale decreases, these competitors may be able to absorb an increase in the cost of containers, while we could not. If used ocean-going container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings.

      Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our lease rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to have a material adverse effect on our business and results of operations.

Employees

      As of February 20, 2001, we had approximately 1,225 full-time employees. Our employees are represented by the following major categories:

Management	60

Administrative	170

Sales and marketing	170

Manufacturing	550

Drivers and storage unit handling	275

      Our employees are not represented by a labor union. We consider our relations with our employees to be good.

Factors That May Affect Future Operating Results

Our business involves a high degree of risk and there are numerous factors that may affect our future operating results including those factors discussed below. If any of the following risks and uncertainties actually occur, our business, results of operations and financial condition could be harmed.

We must successfully manage our planned growth, and our growth may strain our management, operating and other resources.

      Our future performance will depend in large part on our ability to manage our planned growth. Our recent growth has strained our management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage our employees. We cannot be sure that we can integrate our recent and future acquisitions and new branches into our operations. If we do not manage our growth effectively, some of our acquisitions and new branches may fail, and we may have to close unprofitable locations. Closing a branch would likely result in additional expenses that would cause our operating results to suffer.

Because we operate with a high amount of debt, fluctuations in interest rates could increase our operating costs, decrease profitability and limit our planned growth.

      Our operations are capital intensive, and we operate with a high amount of debt relative to our size. We have a credit facility with a group of banks, which allows us to borrow up to 80% to 90% of the cost of a finished portable storage unit. Under the credit facility, we can borrow up to $160 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of February 20, 2001, we had borrowed approximately $145.2 million under our credit facility, leaving approximately $14.8 million available for further borrowing under the credit facility. Our high amount of debt makes us more vulnerable to a downturn in the general economy or in the industries we serve. In addition, amounts we borrow under our credit facility bear interest at a variable rate. Because these rates change with prevailing interest rates, higher prevailing interest rates will increase the amount of interest we have to pay on our debt. This could harm our profitability and our ability to grow as quickly as we are planning.

      Under our credit facility, we must comply with a variety of covenants and restrictions. These include minimum tangible net worth, operating income and lease fleet utilization requirements. The terms of our credit facility also limit our capital expenditures, acquisitions, additional debt and repurchases of our common stock as well as prohibit us from paying cash dividends. These covenants and restrictions could limit our ability to respond to market conditions and restrict our planned growth. Also, if we fail to comply with these covenants and restrictions, the lenders have the right to refuse to lend us additional funds, and they may require early payment of amounts we owe them. If this happens, we may be unable to fund our operations and we would have to scale back our leasing activities. Furthermore, if we default, our lenders may foreclose on most of our assets.

We will need additional debt or equity to sustain our growth, and we may not be able to obtain this financing on acceptable terms.

      Our ability to grow will depend in part on our ability to obtain either additional debt or equity financing. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying our lease fleet expansion or new branch openings.

A slowdown in the economy could reduce demand from some of our customers.

      In 2000, customers in the retail and construction industries accounted for a majority of our leasing and sales revenues. These industries tend to be cyclical and particularly susceptible to slowdowns in the overall economy. If an economic slowdown occurs, we are likely to experience less demand for leases and sales of our products. If we do, our results of operations may decline, and we may decide to slow the pace of our planned lease fleet growth and new branch expansion.

Our operating results and financial performance may fluctuate.

      Demand for leases of our portable storage units is stronger from September through December because large retailers need to store more inventory for the holiday season. Our retail customers usually return leased units to us early in the following year. As a result, we experience lower lease fleet utilization rates during the first quarter of each year.

      Our results of operations may fluctuate significantly from period to period due to a variety of additional factors that affect demand for our portable storage units. These factors include:

•	general economic and industry conditions;

•	availability and cost of used ocean-going containers;

•	changes in our marketing and sales expenditures;

•	pricing pressures from our competitors;

•	market acceptance of our portable storage units, particularly in new markets we enter;

•	timing and number of new branches we acquire or start-up; and

•	introduction and timing of new products or features by ourselves or our competitors.

Our growth strategy may be limited by the risks relating to our acquiring existing businesses and our establishing additional branches in new markets.

      Our strategy is to grow in part through branch expansion, either by acquisitions or new branch openings. This strategy involves a number of risks, including the following:

•	we may not find suitable acquisition targets or locations for new branches;

•	competition for acquisition candidates could cause purchase prices to significantly increase;

•	we may fail to adequately integrate the operations we acquire into our existing business structure;

•	the costs of completing an acquisition and then integrating and operating it could be higher than we expect; and

•	we may acquire or start a branch in a new market that turns out not to have enough demand for our portable storage units to make the branch profitable.

There is uncertainty and risk in the supply and price of used ocean-going containers which are a key component of our product line.

      We purchase, refurbish and modify used ocean-going containers in order to expand our lease fleet. The availability of these containers depends in part on the level of international trade and overall demand for containers in the ocean cargo shipping business. When international shipping increases, the availability of used ocean-going containers for sale often decreases, and the price of available containers increases. Conversely, an oversupply of used ocean-going containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. This would cause our revenues and our earnings to decline.

      Several types of businesses purchase used ocean-going containers. These include various freight transportation companies, freight forwarders and commercial and retail storage companies. Some of these companies have greater financial resources than we do. As a result, if the number of available containers for sale decreases, these competitors may be able to absorb an increase in the cost of containers, while we could not. If used ocean-going container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings.

      The amount we can borrow under our credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. Therefore, we may be unable to add as many units to our fleet as we would like. Also, we are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happened, we could not borrow the amounts we would need to expand our business, and we could be forced to liquidate a portion of our existing fleet.

Competition could reduce our market share and decrease our revenues.

      We face competition from several local companies and usually from one or two regional companies in each of our current markets. Our competitors include lessors of storage units, mobile offices, used over-the-road trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of product quality and availability, lease rates and customer service. Some of our competitors have less debt, greater market share in some markets and greater financial resources and pricing flexibility than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. This may require us to lower our lease rates as well, which would reduce our profitability in those markets.

      Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our lease rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to harm our business and results of operations.

The supply and cost of raw materials we use in manufacturing fluctuates and could increase our operating costs.

      We manufacture portable storage units to add to our lease fleet and for sale. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices are difficult to pass through to customers. If we are unable to pass on these higher costs, our profitability will decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.

Some zoning laws restrict the use of our storage units and therefore limit our ability to offer our products in all markets.

      Most of our customers use our storage units to store their goods on their own properties. Local zoning laws in some of our markets do not allow some of our customers to keep portable storage units on their properties or do not permit portable storage units unless located out of sight from the street. If local zoning laws in one or more of our markets no longer allow our units to be stored on customers’ sites, our business would be adversely affected. Also, we probably would not enter a new market where zoning laws do not allow our units to be stored on customers’ sites.

We may not be able to retain our existing personnel or hire and retain the additional personnel that we need to sustain and grow our business.

      Our future success will depend on our ability to attract, retain and motivate employees with various skills, as well as semi-skilled and unskilled labor for our branches and manufacturing plants. Competition for all types of employees, including skilled and unskilled laborers, is intense. A shortage in available labor could require us to increase our wages and benefits to attract and retain enough employees. An increase in our labor costs, or our inability to attract, retain and motivate employees, would likely harm our growth plans and may adversely affect our business and results of operations.

Compliance with existing and future governmental regulation could increase our operating costs.

      We manufacture, refurbish or modify portable storage units at six locations. Our facilities are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency.

      Our facilities are subject to worker safety and health laws and regulations administered by OSHA. Our employees work with metal presses, heavy materials and welding equipment, and the possibility of injury is quite high. This means that OSHA is likely to inspect our facilities from time to time. If we were found to be out of compliance, we may have to pay fines or even reconfigure our operations at considerable cost. New OSHA regulations may be enacted in the future that could increase our cost of manufacturing and refurbishing portable storage units.

      Various environmental laws and regulations may expose us to liability for past or present spills, disposals or other releases of hazardous or toxic substances or waste products. This may be the case even if we did not know about or cause the problem. We generate waste and by-products from our painting operations, potentially exposing us to environmental liability or contamination. Federal or state agencies may impose more stringent disposal regulations for paint waste and by-products. This could increase our costs of manufacturing and refurbishing portable storage units.

We depend on a few key management persons.

      We are substantially dependent on the personal efforts and abilities of Steven G. Bunger, our Chairman, President and Chief Executive Officer, and Lawrence Trachtenberg, our Executive Vice President and Chief Financial Officer. The loss of either of these officers or our other key management persons could harm our business and prospects for growth.

The market price of our common stock has been volatile and may continue to be volatile after this offering, and the value of your investment may decline.

      The market price of our common stock has been volatile and may continue to be volatile after this offering. This volatility may cause wide fluctuations in the price of our common stock on the Nasdaq National Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy or the financial markets;

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	other developments affecting us, our industry, customers or competitors;

•	the operating and stock price performance of companies that investors deem comparable to us; and

•	the number of shares available for resale in the public markets under applicable securities laws.

FORWARD-LOOKING STATEMENTS

This report contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause of actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

ITEM 2. DESCRIPTION OF PROPERTY.

We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at lease five years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.

We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is ten years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 166,600 square feet. These buildings house our manufacturing, assembly, refurbishing, painting and vehicle maintenance operations.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have 25,000 square feet of space. The lease term is through May 2005.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers’ property while stored in units they lease from us. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any current litigation, individually or in the aggregate, is likely to have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

Executive Officers of Mobile Mini, Inc.

Set forth below is information respecting the name, age, position and offices with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this report.

      Deborah K. Keeley has served as our Vice President of Accounting since August 1996 and Corporate Controller since September 1995. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock trades on the Nasdaq National Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the Nasdaq Stock Market.

	1999		2000

	HIGH	LOW	HIGH	LOW

Quarter ended March 31,	$13.56	$11.00	$20.12	$15.81

Quarter ended June 30,	19.56	11.12	25.12	16.00

Quarter ended September 30,	23.37	17.75	27.12	16.95

Quarter ended December 31,	22.44	16.69	23.00	18.12

We had approximately 117 holders of record of our common stock on February 2, 2001; and we believe we have more than 2,000 beneficial owners of our common stock.

We have never declared nor paid any cash dividends on our common stock. We do not currently expect to pay cash dividends on our common stock. Instead we will continue to use our cash resources to support the planned growth of our business. Our credit facility with our lenders does not allow us to pay cash dividends without the consent of our lenders.

ITEM 6. SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this report.

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share and operating data)

Consolidated Statements of Operations Data:

Revenues:

Leasing	$17,876	$24,870	$36,461	$53,302	$76,084

Sales	23,619	20,528	15,623	12,820	13,406

Other	931	685	593	531	686

Total revenues	42,426	46,083	52,677	66,653	90,176

Costs and expenses:

Cost of sales	19,926	14,546	10,730	8,506	8,681

Leasing, selling and general expenses	15,343	20,586	25,724	32,218	44,369

Depreciation and amortization	1,714	2,253	2,885	4,065	6,023

Restructuring charge	700	—	—	—	—

Income from operations	4,743	8,698	13,338	21,864	31,103

Other income (expense):

Interest income	9	4	31	48	80

Interest expense	(3,894)	(5,035)	(5,896)	(6,162)	(9,511)

Income before provision for income taxes and extraordinary item	858	3,667	7,473	15,750	21,672

Provision for income taxes	378	1,467	2,989	6,300	8,452

Income before extraordinary item	480	2,200	4,484	9,450	13,220

Extraordinary item, net of income tax benefit of $322 (1996) and $283 (1999)	(410)	—	—	(424)	—

Preferred stock dividend	—	—	—	(22)	—

Net income available to common stockholders	$70	$2,200	$4,484	$9,004	$13,220

Net income per share:

Basic:

Income before extraordinary item	$0.07	$0.33	$0.57	$0.93	$1.15

Extraordinary item	(0.06)	—	—	(0.04)	—

Net income	$0.01	$0.33	$0.57	$0.89	$1.15

Diluted:

Income before extraordinary item	$0.07	$0.32	$0.53	$0.89	$1.11

Extraordinary item	(0.06)	—	—	(0.04)	—

Net income	$0.01	$0.32	$0.53	$0.85	$1.11

Weighted average number of common and common share equivalents outstanding:

Basic	6,738	6,752	7,840	10,153	11,542

Diluted	6,744	6,800	8,417	10,640	11,944

Operating Data:

Number of branches (at year end)	8	8	12	19	29

Lease fleet units (at year end)(1)	13,604	18,051	25,768	37,077	55,410

Lease fleet utilization (annual average)	89.7%	85.7%	87.0%	85.6%	85.3%

Lease revenue growth from prior year	15.6%	39.1%	46.6%	46.2%	42.7%

Operating margin	11.2%	18.9%	25.3%	32.8%	34.5%

Net income margin	0.1%	4.8%	8.5%	13.5%	14.7%

Consolidated Balance Sheet Data:

Lease fleet, net(1)	$32,541	$49,151	$76,590	$121,277	$195,865

Total assets	64,816	84,052	116,790	178,392	279,960

Total debt	40,148	54,026	71,900	78,271	150,090

Stockholders’ equity	16,209	19,027	29,872	77,387	92,431

(1)	Excludes modular units on lease prior to 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1, “Description of Business — Factors That May Affect Future Operating Results” and included in other portions of this report.

Overview

      Since 1996, we have transitioned our business to focus on the leasing of portable storage units rather than their sale. This has caused the composition of our revenues and expenses to change. Leasing revenues as a percentage of our total revenues increased to 84.4% in 2000 from 80.0% in 1999, 69.2% in 1998, 54.0% in 1997 and 42.1% in 1996. The number of portable storage units in our lease fleet increased from 13,604 at the end of 1996 to 55,410 at the end of 2000, representing a CAGR of 42.1%.

      Our leasing revenues include all rent we receive for our portable storage units and other structures. Our sales revenues include sales of portable storage units and other structures to customers. Our other revenues consist principally of charges for the delivery of the portable storage units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 2% of lease revenues and are included in leasing, selling and general expenses. We expense our repair and maintenance costs as incurred. Our lease fleet units are depreciated on the straight-line method over our units’ estimated useful life of 20 years after the date that we put the unit in service, with estimated residual values ranging from 50% to 70% of our unit investment.

Results of Operations

      The following table shows the percentage of total revenues represented by the key items that make up our statements of operations:

	Year Ended December 31,

	1996	1997	1998	1999	2000

Revenues:

Leasing	42.1%	54.0%	69.2%	80.0%	84.4%

Sales	55.7	44.5	29.7	19.2	14.9

Other	2.2	1.5	1.1	0.8	0.7

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:

Cost of sales	47.0	31.5	20.4	12.8	9.6

Leasing, selling and general expenses	36.2	44.7	48.8	48.3	49.2

Depreciation and amortization	4.0	4.9	5.5	6.1	6.7

Restructuring charge	1.6	—	—	—	—

Income from operations	11.2	18.9	25.3	32.8	34.5

Other expense:

Interest expense	(9.2)	(10.9)	(11.1)	(9.2)	(10.5)

Income before provision for income taxes, extraordinary item and preferred stock dividend	2.0	8.0	14.2	23.6	24.0

Provision for income taxes	0.9	3.2	5.7	9.4	9.3

Income before extraordinary item and preferred stock dividend	1.1	4.8	8.5	14.2	14.7

Extraordinary item and preferred stock dividend	(1.0)	—	—	(0.7)	—

Net income	0.1%	4.8%	8.5%	13.5%	14.7%

2000 Compared to 1999

      Total revenues in 2000 increased by $23.5 million, or 35.3%, to $90.2 million from $66.7 million in 1999. Leasing revenues in 2000 increased by $22.8 million, or 42.7%, to $76.1 million from $53.3 million in 1999. This increase resulted from a 44.5% increase in the average number of portable storage units on lease, partially offset by a 1.2% decrease in the average rent per unit. In 2000, our internal lease revenues in markets opened for at least one year grew approximately 22.4%. Our revenues from the sale of units increased by $0.6 million, or 4.6%, to $13.4 million in 2000 from $12.8 million in 1999.

      Cost of sales from the sale of units increased by $0.2 million, or 2.1%, to $8.7 million in 2000 from $8.5 million in 1999. Cost of sales, as a percentage of sales revenues, decreased to 64.8% in 2000 from 66.3% in 1999. This reduction was primarily the result of lower per unit manufacturing and refurbishment costs of units sold.

      Leasing, selling and general expenses increased $12.2 million, or 37.7%, to $44.4 million in 2000 from $32.2 million in 1999. Leasing, selling and general expenses, as a percentage of total revenues, increased to 49.2% in 2000 from 48.3% in 1999. The increase in leasing-related expenses as a percentage of total revenues was primarily due to the $4.7 million of expenses associated with the ten branches we added in 2000 and higher commissions related to higher leasing volume. In general, new branches initially have lower profit margins until the branches’ fixed operating costs are covered by higher leasing volumes.

      Depreciation and amortization expenses increased by $1.9 million, or 48.2%, to $6.0 million in 2000 from $4.1 million in 1999. The increase was primarily due to our larger lease fleet, additional manufacturing equipment and amortization of goodwill associated with our acquisitions.

      Interest expense increased by $3.3 million, or 54.3%, to $9.5 million in 2000 from $6.2 million in 1999. The increase was primarily the result of higher average debt outstanding during 2000. Our average debt outstanding increased by 58.0%, due to an additional $73.3 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet and fund our branch expansion. The weighted average interest rate on our debt increased to 7.7% in 2000 from 7.6% in 1999, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 8.1% in 2000 and 8.3% in 1999.

      Provision for income taxes was based on an annual effective tax rate of 39.0% for 2000 and 40.0% for 1999, decreasing as a result of the generation of income from different states.

      Net income increased by $4.2 million, or 46.8%, to $13.2 million in 2000 from $9.0 million in 1999. Net income as a percentage of total revenues increased to 14.7% in 2000 from 13.5% in 1999. The increase in net income primarily resulted from our higher leasing revenues in 2000 and the decrease in leasing, selling and general expenses per unit on lease in 2000. During 1999, we recorded an extraordinary charge of $0.4 million (net of an income tax benefit), in connection with the early extinguishment of $6.9 million of our 12% Senior Subordinated Notes, which were originally scheduled to mature in November 2002.

1999 Compared to 1998

      Total revenues in 1999 increased by $14.0 million, or 26.5%, to $66.7 million from $52.7 million in 1998. Leasing revenues in 1999 increased by $16.8 million, or 46.2%, to $53.3 million from $36.5 million in 1998. This increase resulted from a 44.5% increase in the average number of portable storage units on lease, and a 1.2% increase in the average rent per unit. In 1999, our internal leasing revenue growth was 25.5%. Our revenues from the sale of units decreased by $2.8 million, or 17.9%, to $12.8 million in 1999 from $15.6 million in 1998. This decrease reflects our decision in 1998 to curtail the sale of telecommunication shelters and discontinue our dealer program.

      Cost of sales from the sale of units decreased by $2.2 million, or 20.7%, to $8.5 million in 1999 from $10.7 million in 1998. Cost of sales, as a percentage of sales revenues, decreased to 66.3% in 1999 from 68.7% in 1998. This reduction was primarily the result of lower prices for used ocean-going containers and the fact that we produced more portable storage units at our manufacturing facility in 1999 than in 1998.

      Leasing, selling and general expenses increased $6.5 million, or 25.2%, to $32.2 million in 1999 from $25.7 million in 1998. The increase in leasing-related expenses was primarily due to the $2.1 million of expenses associated with the seven branches we added in 1999 and higher commissions related to our higher leasing volume. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 48.3% in 1999 from 48.8% in 1998 due to these expenses being spread over a larger revenue base in 1999.

      Depreciation and amortization expenses increased by $1.2 million, or 40.9%, to $4.1 million in 1999 from $2.9 million in 1998. The increase was primarily due to our larger lease fleet, additional manufacturing equipment and amortization of goodwill associated with our acquisitions.

      Interest expense increased by $0.3 million, or 4.5%, to $6.2 million in 1999 from $5.9 million in 1998. The increase was primarily the result of higher average debt outstanding during 1999. Our average debt outstanding increased by 21.0%, due to an additional $14.5 million of borrowings under our credit facility. We used this debt financing primarily to expand our lease fleet and fund our branch expansion. The weighted average interest rate on our debt decreased to 7.6% in 1999 from 8.7% in 1998, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 8.3% in 1999 and 9.6% in 1998.

      Provision for income taxes was based on an annual effective tax rate of 40.0% for both 1999 and 1998.

      Net income increased by $4.5 million, or 100.8%, to $9.0 million in 1999 from $4.5 million in 1998. Net income as a percentage of total revenues increased to 13.5% in 1999 from 8.5% in 1998. The increase in net income primarily resulted from our higher leasing revenues and the decrease in leasing, selling and general expenses per unit on lease in 1999. During 1999, we recorded an extraordinary charge of $0.4 million (net of an income tax benefit), in connection with the early extinguishment of $6.9 million of our 12% Senior Subordinated Notes, which were originally scheduled to mature in November 2002.

Liquidity and Capital Resources

      Growing our lease fleet is capital intensive. We have financed the growth of our lease fleet and our higher working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility.

      Operating Activities. Our operations provided net cash flow of $24.6 million in 2000, $19.2 million in 1999 and $8.5 million in 1998. This increasing cash flow resulted primarily from our higher net income and the impact of depreciation expense and deferred income taxes. The growth of our business, however, has required us to use more cash to support higher levels of accounts receivable and inventory.

      Investing Activities. Net cash used in investing activities was $95.0 million in 2000, $55.7 million in 1999 and $31.2 million in 1998. This increasing use of cash resulted primarily from higher levels of capital expenditures for lease fleet and branch expansion. Capital expenditures for our lease fleet were $62.6 million in 2000, $30.4 million in 1999 and $23.5 million in 1998. Capital expenditures for property, plant and equipment were $6.1 million in 2000, $4.7 million in 1999 and $3.8 million in 1998. In addition, we spent $26.3 million in 2000, $28.6 million (including $8 million of mandatorily redeemable preferred stock) in 1999 and $3.9 million in 1998 for acquisitions.

      Financing Activities. Net cash provided by financing activities was $71.3 million in 2000, $36.0 million in 1999 and $22.8 million in 1998. During 2000, net cash provided by financing activities was provided by our credit facility, which we used to expand our lease fleet and finance our branch expansion. In 1999, net cash provided by financing activities was primarily from our public offering of 2,965,000 shares of common stock. We received gross proceeds of approximately $39.3 million from our 1999 common stock offering, and we received approximately $0.9 million from the exercise of warrants to purchase shares of our common stock. During 1998, net cash provided by financing activities was primarily from $21.3 million of net borrowings under our credit facility and $5.7 million of gross proceeds from the exercise of warrants to purchase shares of our common stock. The majority of warrants exercised were issued in connection with our initial public offering in 1994.

      Our principal source of liquidity has been our credit facility, which currently consists of a revolving line of credit and a term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). During 2000, the average interest rate under our credit facility was 7.7%, including the effect of the interest rate swap agreement. As of February 20, 2001 we had $145.2 million of outstanding borrowings under our $160 million revolving line of credit, and $14.8 million of additional borrowings were available under the credit facility. The amount we can borrow under the revolving line of credit portion of our credit facility is based upon the level of our inventories, accounts receivable and the value of our lease fleet. The lease fleet is appraised at least annually for purposes of the credit facility. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including all of our portable storage units. The credit facility includes a term loan due in March 2003, with a one-year extension option. The term loan had an outstanding principal balance of $10.7 million at December 31, 2000. We must make principal and interest payments monthly on the term loan.

      We have entered into Interest Rate Swap Agreements, under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our revolving line of credit so that the rate is based upon a spread from fixed rates, rather than a spread from the Eurodollar rate. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the Eurodollar rate.

      In October 1997, we issued $6.9 million of 12% Senior Subordinated Notes with detachable redeemable warrants to purchase 172,500 shares of our common stock at $5.00 per share. These notes were due November 1, 2002 but could be prepaid beginning November 1, 1999 without a prepayment penalty. We redeemed the entire principal balance outstanding on November 1, 1999. Because the notes were sold with redeemable warrants, a portion of the sale price was allocated to the notes and a portion to the redeemable warrants, based on their respective fair market values. The resulting discount increased the effective interest rate on the notes and was amortized as interest expense over the life of the notes. In connection with the early redemption of these notes, we recorded an extraordinary charge of $0.4 million, net of a tax provision, in 1999.

      We believe that our working capital, together with our cash flow from operations, borrowings under our credit facility and other available funding sources will be sufficient to fund our operations and planned growth for at least the 12 months following this offering. Thereafter, we believe that we will need additional debt or equity financing to maintain historical growth rates.

Seasonality

      Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the past several years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

An interest rate swap agreement is the only instrument we used to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2000, we had one outstanding interest rate swap agreement covering $30 million of our debt. Under that agreement, we paid a fixed rate and received a variable interest rate. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

								Total Fair
							Total at	Value at
			At December 31,				December 31,	December 31,
	2001	2002	2003	2004	2005	Thereafter	2000	2000

Liabilities Fixed Rate (in 000’s)	$564	$67	$81	$—	$—	—	$712	$671

Average interest rate							8.96%

Floating rate (in 000’s)	$2,233	$2,233	$2,233	$142,680	$—	—	$149,378	$149,378

Average interest rate							8.37%

Interest Rate Swaps Variable to fixed (in 000’s)	$30,000						$30,000	$30,000

Average pay rate							5.5%

Average receive rate							1 mo LIBOR-BBA

We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described above, and we do not engage in such transactions for speculative purposes. As discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources," during February 2001 we entered into two new interest rate swap agreements and extended the swap agreement described above. Our credit facility matures in 2004, including a one-year extension option. These variable rate liabilities will continue to increase due to future growth until maturity.

See Note 3 – Line of Credit in the notes to financial statements incorporated herein by reference for further description of the variable rate liability.

Management intends to renew or replace the line of credit with similar arrangements or debt prior to maturity, on terms reasonably similar to their existing terms. We, however, cannot be certain that such financing will be available or on terms acceptable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets – December 31, 1999 and 2000

Consolidated Statements of Operations – For the Years Ended December 31, 1998, 1999 and 2000

Consolidated Statements of Stockholders’ Equity – For the Years Ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows – For the Years Ended December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements – December 31, 1999 and 2000

Financial Statement Schedule

Valuation and Qualifying Accounts – For the Years Ended December 31, 1998, 1999 and 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mobile Mini, Inc.:

      We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Phoenix, Arizona

January 29, 2001

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 2000

	1999	2000

ASSETS

Cash	$547,124	$1,528,526

Receivables, net of allowance for doubtful accounts of $1,621,000 and $1,618,000, respectively	8,861,815	12,016,024

Inventories	9,644,157	11,288,195

Portable storage unit lease fleet, net of accumulated depreciation of $4,054,000 and $6,649,000, respectively	121,277,355	195,864,789

Property, plant and equipment, net	23,245,287	27,231,280

Deposits and prepaid expenses	890,142	5,291,275

Other assets, net	13,926,606	26,740,061

Total assets	$178,392,486	$279,960,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable	$3,532,240	$7,358,748

Accrued liabilities	5,169,364	7,398,069

Line of credit	71,638,064	138,700,000

Notes payable	6,284,810	11,190,721

Obligations under capital leases	347,850	199,035

Deferred income taxes	14,032,673	22,682,230

Total liabilities	101,005,001	187,528,803

Commitments and contingencies (Note 10)

Stockholders’ equity:

Common stock; $0.01 par value, 95,000,000 shares authorized, (increased from 17,000,000 shares on June 21, 2000); 11,438,356 and 11,591,584 issued and outstanding at December 31, 1999 and 2000, respectively	114,383	115,917

Additional paid-in capital	61,032,336	62,854,726

Retained earnings	16,240,766	29,460,704

Total stockholders’ equity	77,387,485	92,431,347

Total liabilities and stockholders’ equity	$178,392,486	$279,960,150

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 1998, 1999 and 2000

	1998	1999	2000

Revenues:

Leasing	$36,461,050	$53,302,300	$76,084,407

Sales	15,623,088	12,820,357	13,405,502

Other	592,393	530,842	686,199

	52,676,531	66,653,499	90,176,108

Costs and expenses:

Cost of sales	10,729,988	8,505,609	8,680,794

Leasing, selling and general expenses	25,724,193	32,218,343	44,368,803

Depreciation and amortization	2,884,007	4,065,573	6,023,573

Income From Operations	13,338,343	21,863,974	31,102,938

Other Income (Expense):

Interest income	31,274	47,135	79,954

Interest expense	(5,896,339)	(6,161,876)	(9,510,864)

Income Before Provision For Income Taxes And Extraordinary Item	7,473,278	15,749,233	21,672,028

Provision for Income Taxes	2,989,311	6,299,694	8,452,090

Income Before Extraordinary Item	4,483,967	9,449,539	13,219,938

Extraordinary Item, net of income tax benefit of $282,702	—	(424,053)	—

Net Income	4,483,967	9,025,486	13,219,938

Preferred Stock Dividend	—	21,918	—

Net Income Available To Common Stockholders	$4,483,967	$9,003,568	$13,219,938

Earnings Per Share:

Basic:

Income before extraordinary item	$0.57	$0.93	$1.15

Extraordinary item	—	(0.04)	—

Net income	$0.57	$0.89	$1.15

Diluted:

Income before extraordinary item	$0.53	$0.89	$1.11

Extraordinary item	—	(0.04)	—

Net income	$0.53	$0.85	$1.11

Weighted Average Number of Common and Common Share Equivalents Outstanding:

Basic	7,839,623	10,153,086	11,542,116

Diluted	8,417,168	10,640,438	11,943,707

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 1998, 1999 and 2000

			Common
		Additional	Stock
	Common	Paid-in	To be	Retained	Stockholders’
	Stock	Capital	Issued	Earnings	Equity

Balance, December 31, 1997	$67,995	$16,206,166	$—	$2,753,231	$19,027,392

Issuance of common stock	180	183,820	—	—	184,000

Exercise of stock options	9	3,779	—	—	3,788

Exercise of warrants	11,485	5,661,162	—	—	5,672,647

Common stock to be issued, 85,468 shares	—	—	500,000	—	500,000

Net income	—	—	—	4,483,967	4,483,967

Balance, December 31, 1998	79,669	22,054,927	500,000	7,237,198	29,871,794

Issuance of common stock	29,650	36,513,398	—	—	36,543,048

Exercise of stock options	2,583	1,088,757	—	—	1,091,340

Exercise of warrants	1,626	876,109	—	—	877,735

Issuance of 85,468 shares of common stock	855	499,145	(500,000)	—	—

Preferred stock dividend (Preferred stock issued and redeemed in 1999)	—	—	—	(21,918)	(21,918)

Net income	—	—	—	9,025,486	9,025,486

Balance, December 31, 1999	114,383	61,032,336	—	16,240,766	77,387,485

Issuance of common stock	816	1,474,183	—	—	1,474,999

Exercise of stock options	616	297,293	—	—	297,909

Exercise of warrants	102	50,914	—	—	51,016

Net income	—	—	—	13,219,938	13,219,938

Balance, December 31, 2000	$115,917	$62,854,726	$—	$29,460,704	$92,431,347

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 1998, 1999 and 2000

	1998	1999	2000

Cash Flows From Operating Activities:

Net income	$4,483,967	$9,025,486	$13,219,938

Adjustments to reconcile income to net cash provided by operating activities:

Extraordinary loss on early debt extinguishment, net	—	424,053	—

Provision for doubtful accounts receivable	983,526	1,346,054	1,864,081

Amortization of deferred loan costs	587,096	570,687	455,670

Amortization of warrant issuance discount	52,164	43,470	—

Depreciation and amortization	2,884,007	4,065,573	6,023,573

(Gain) loss on disposal of property, plant and equipment	(2,901)	68,744	77,645

Deferred income taxes	2,989,211	6,299,545	8,649,557

Changes in certain assets and liabilities, net of effect of businesses acquired:

Increase in receivables	(937,114)	(3,065,586)	(4,770,708)

Increase in inventories	(3,802,462)	(1,032,895)	(1,635,039)

(Increase) decrease in deposits and prepaid expenses	188,559	312,100	(4,216,133)

Decrease (increase) in other assets	(1,826)	212,463	(295,119)

Increase in accounts payable	277,199	504,846	3,729,753

Increase in accrued liabilities	753,416	455,128	1,524,001

Net cash provided by operating activities	8,454,842	19,229,668	24,627,219

Cash Flows from Investing Activities:

Cash paid for businesses acquired (Note 12)	(3,944,446)	(20,615,486)	(26,267,771)

Net purchases of portable storage unit lease fleet	(23,492,555)	(30,407,183)	(62,573,114)

Net purchases of property, plant and equipment	(3,775,359)	(4,682,561)	(6,120,446)

Net cash used in investing activities	(31,212,360)	(55,705,230)	(94,961,331)

Cash Flows from Financing Activities:

Net borrowings under lines of credit	21,300,472	14,454,488	67,061,936

Proceeds from issuance of notes payable	376,670	3,514,047	6,851,629

Deferred financing costs	(505,061)	(660,214)	(852,443)

Principal payments on subordinated notes	—	(6,900,000)	—

Principal payments on notes payable	(1,679,743)	(2,049,213)	(1,945,718)

Principal payments on capital lease obligations	(2,386,321)	(2,856,765)	(148,815)

Redemption of mandatorily redeemable preferred stock	—	(8,000,000)	—

Exercise of warrants	5,672,647	877,735	51,016

Issuance of common stock	3,788	37,634,388	297,909

Preferred stock dividend	—	(21,918)	—

Net cash provided by financing activities	22,782,452	35,992,548	71,315,514

Net Increase (Decrease) in Cash and Cash Equivalents	24,934	(483,014)	981,402

Cash at Beginning of Year	1,005,204	1,030,138	547,124

Cash at End of Year	$1,030,138	$547,124	$1,528,526

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$5,479,214	$5,453,406	$8,341,809

Cash paid during the year for income taxes	$75,045	$93,294	$166,874

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 1998, 1999 and 2000 — (Continued)

Supplemental Disclosure of Noncash Financing Activities:

      In 2000, the Company issued 60,287 shares of its common stock valued at $1 million as partial payment of the purchase price for Advanced Mobile Storage and Saf-T-Box (Texas) and issued 21,288 shares of its common stock valued at $475,000 as partial payment of the purchase price of Trailers Etc. (Atlanta, Georgia). In 1999, the Company issued $8 million of Mandatorily Redeemable Preferred Stock as partial payment of the purchase price of the assets of National Security Containers, LLC. The Company subsequently redeemed the entire $8 million of preferred stock in 1999 for cash. In 1998, the Company issued 85,468 shares of its common stock valued at $500,000 as partial payment of the purchase price for Nevada Storage Containers (Las Vegas, Nevada) and issued 18,022 shares of its common stock valued at $184,000 as partial payment of the purchase price of Aspen Instant Storage (Oklahoma City, Oklahoma).

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company, its Operations and Summary of Significant Accounting Policies:

  Organization and Special Considerations

      Mobile Mini, Inc., a Delaware corporation (the Company) is a leading provider of portable storage solutions through its lease fleet of over 55,000 portable storage units. The Company currently has 30 branches and operates in 16 states. Its portable storage products offer secure, temporary storage with immediate access. The Company has a diversified client base of over 43,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

      The Company has experienced rapid growth during the last several years with lease revenues increasing at a 45.2% compounded rate during the last three years. This growth is related to internal growth of the Company’s portable storage unit lease fleet at existing locations, as well as acquisitions.

      The Company believes that its current capitalization, together with borrowings available under the Credit Facility, is sufficient to permit continued growth. However, should the Company expand the rate of geographic expansion, the Company will be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources. The Company believes that such financing will be available; however, there is no assurance that any such financings will be available or be on terms acceptable to the Company.

      The Company’s ability to obtain used containers for its lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, the Company could supplement its lease fleet with new portable storage units manufactured by the Company. However, should there be an overabundance of these used containers available, it is likely that prices would fall. This could result in a reduction in the lease rates the Company could obtain from its portable storage unit leasing operations. It could also cause the appraised orderly liquidation value of the portable storage units in the lease fleet to decline. In such event, the Company’s ability to finance its business through the Credit Facility would be affected as the maximum borrowing limit under that facility is based upon the appraised orderly liquidation value of the Company’s portable storage unit lease fleet. In addition, under the Credit Facility, the Company is required to comply with certain covenants and restrictions as more fully discussed in Note 3. If the Company fails to comply with these covenants and restrictions, the lender has the right to refuse to lend the Company additional funds and may require early payment of amounts owed to the lender. If this happens, it would materially impact the Company’s growth and ability to fund ongoing operations. Furthermore, because a substantial portion of the amount borrowed under the Credit Facility bears interest at a variable rate, a significant increase in interest rates could have a materially adverse affect on the results of operations and financial condition of the Company.

  Principles of Consolidation

      The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiary, Mobile Mini I, Inc. All material intercompany transactions have been eliminated.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Revenue Recognition

      The Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements effective October 1, 2000. The adoption of SAB 101 did not materially affect results of operations or financial position.

      The Company recognizes revenues from sales of containers upon delivery. Revenue generated under portable storage unit leases is recognized monthly when the customer is invoiced. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

      Revenue under certain contracts for the manufacture of telecommunication shelters is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts is approximately $12,000 and $71,000 at December 31, 1999 and 2000, respectively, and are included in receivables in the accompanying consolidated balance sheets.

  Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of receivables. Concentration of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company’s receivables related to its sales operations are generally secured by the product sold to the customer. The Company’s receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess the portable storage unit, including any customer goods, for non-payment.

      The approximate percentage of portable storage units on lease as of December 31 by major category of customer are presented below:

	1998	1999	2000

Retail	40%	37%	42%

Construction	31%	33%	31%

Consumers	15%	12%	10%

Industrial and commercial	7%	10%	9%

Institutions, government agencies and other	7%	8%	8%

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Inventories

      Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31 consist of the following:

	1999	2000

Raw materials and supplies	$7,453,662	$8,756,336

Work-in-process	880,885	722,313

Finished portable storage units	1,309,610	1,809,546

	$9,644,157	$11,288,195

  Property, Plant and Equipment

      Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred.

      Property, plant and equipment at December 31 consist of the following:

	Estimated
	Useful Life In
	Years	1999	2000

Land		$777,668	$777,668

Vehicles and equipment	5 to 20	19,397,810	24,121,739

Buildings and improvements	30	8,228,124	8,812,352

Office fixtures and equipment	5 to 20	3,964,242	4,840,134

		32,367,844	38,551,893

Less — Accumulated depreciation		(9,122,557)	(11,320,613)

		$23,245,287	$27,231,280

      Property, plant and equipment includes assets acquired under capital leases of approximately $767,000 and $577,000, and related accumulated amortization of approximately $190,000 and $174,000, at December 31, 1999 and 2000, respectively.

      At December 31, 1999 and 2000, a portion of property, plant and equipment was pledged as collateral for notes payable obligations and obligations under capital leases (see Notes 3, 4 and 5).

  Accrued Liabilities

      Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $880,000 and $848,000, at December 31, 1999 and 2000, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Earnings Per Share

      The Company has adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming the potential dilution has the exercise or conversion of options and warrants into common stock.

      Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000

Basic earnings per share:

Net income available to common stockholders	$4,483,967	$9,003,568	$13,219,938

Weighted average common shares	7,839,623	10,153,086	11,542,116

Basic earnings per share	$0.57	$0.89	$1.15

Diluted earnings per share:

Net income available to common stockholders	$4,483,967	$9,003,568	$13,219,938

Weighted average common shares	7,839,623	10,153,086	11,542,116

Options and warrants assumed converted	577,545	487,352	401,591

Weighted average common shares	8,417,168	10,640,438	11,943,707

Diluted earnings per share	$0.53	$0.85	$1.11

  Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. The Company has not recognized any impairment losses during the three year period ended December 31, 2000.

  Fair Value of Financial Instruments

      The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

      The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company’s borrowings under the revolving line of credit and certain variable rate notes payable instruments approximate fair value. The fair values of the Company’s variable rate notes payable and revolving line of credit are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable and capital leases at December 31, 2000 are approximately $671,000.

  Deferred Financing Costs

      Included in other assets are deferred financing costs of approximately $1,590,000 and $1,943,000 at December 31, 1999 and 2000, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred financing costs using the straight-line method and amortizing such costs using the effective interest method is not material.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts and the estimated useful lives and residual values on the portable storage unit lease fleet and property, plant and equipment.

  Impact of Recently Issued Accounting Standards

      In June 1998, SFAS No. 133, (as amended by SFAS No. 137 and No. 138) Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001 for the fiscal year ended December 31, 2001. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 resulted in recognition of an asset and comprehensive income of $92,000 on January 1, 2001.

(2)  Portable Storage Unit Lease Fleet:

      The Company has a portable storage unit lease fleet primarily consisting of refurbished or manufactured containers that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the portable storage units estimated useful lives of 20 years with estimated residual values ranging from 50% to 70% of cost. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Portable storage units included in the lease fleet with an original loan value of approximately $101,000 at December 31, 1999 had been pledged as collateral for notes payable and obligations under capital leases. At December 31, 2000 all of the Company’s portable storage units were pledged as collateral under the Credit Facility (see

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes 3, 4 and 5). Normal repairs and maintenance to the portable storage units are expensed as incurred.

      Portable storage unit lease fleet included assets acquired under capital leases of approximately $110,000 and accumulated depreciation of approximately $7,000 at December 31, 1999. At December 31, 2000 the Company did not have any portable storage units under capital leases.

(3)  Line Of Credit:

      In March 1996, the Company entered into a Credit Facility, amended in July 2000, in which the Lenders have provided the Company with a $160 million revolving line of credit and an increase to the term loan of $6.1 million. Borrowings under the Credit Facility are secured by substantially all of the Company’s assets.

      Available borrowings under the revolving line of credit are based upon the level of the Company’s inventories, receivables and portable storage unit lease fleet. The portable storage unit lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base. The interest rate spread on the revolving line of credit is fixed quarterly based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Borrowings are, at the Company’s option, at either a spread from the prime or the Eurodollar rate. At December 31, 2000, the prime rate was 9.5% and the Eurodollar rate ranged from 6.6% to 6.875%. The interest rate charged under the revolving line of credit at December 31, 2000 ranged from 8.1% to 8.375% for Eurodollar borrowings. The revolving line of credit expires in March 2003, with an option to extend the Credit Facility for one year. To exercise this option, the Company must not be in default on any covenants and must provide to the lenders written notice of this election 90 days prior to the expiration date.

      The revolving line of credit balance outstanding was approximately $71.6 million and $138.7 million at December 31, 1999 and 2000, respectively. The amount available for borrowing was approximately $21.3 million at December 31, 2000. At December 31, 1999 and 2000, the weighted average interest rate under the line of credit was 6.9% and 8.0%, respectively, and the average balance outstanding during 1999 and 2000 was approximately $61.7 million and $109.9 million, respectively.

      The Company entered into an Interest Rate Swap Agreement, (the Swap Agreement) effective in September 1998, under which the Company is designated as the fixed rate payer at an interest rate of 5.5% per annum. Under the Swap Agreement, the Company has effectively fixed, for a three year period, the interest rate payable on $30 million of its revolving line of credit so that it is based upon a spread from 5.5%, rather than a spread from the Eurodollar rate. The Company has accounted for this agreement as a hedge of an existing liability in conformity with SFAS No. 80, Accounting for Futures Contracts. Interest expense is accrued using the fixed rate identified in the Swap Agreement. The Company’s objective in entering into this transaction was to reduce the risk of interest rate fluctuations in the future. The Company intends to continue to operate with leverage, therefore management believed it was prudent to lock in a fixed interest rate at a time when fixed rates had significantly decreased. The Swap Agreement expires in September 2001. The Company will be required to begin accounting for the Swap Agreement under SFAS 133 effective January 1, 2001 (see Note 1).

      The Credit Facility contains several covenants including a minimum consolidated tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, the Credit

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility contains limits on capital expenditures and the incurrence of additional debt, as well as prohibiting the payment of cash dividends. The Company was in compliance with all such covenants at December 31, 2000.

(4)  Notes Payable:

      Notes payable at December 31 consist of the following:

	1999	2000

Notes payable to BT Commercial Corporation, interest ranging from 1.75% over Eurodollar rate (6.750% to 6.875% at December 31, 2000) to 0.25% over prime (9.5% at December 31, 2000), fixed monthly installments of principal plus interest, balance due March 2003, (with a 1 year extension option) secured by various classes of the Company’s assets	$5,750,000	$10,678,090

Notes payable, interest ranging from 10.5% to 11.0%, monthly installments of principal and interest, maturing April 2000 through May 2002, secured by equipment and vehicles	329,501	174,339

Notes payable to financial institution, interest rate of 7.8%, payable in fixed monthly installments, maturing June 2001, unsecured	205,309	338,292

	$6,284,810	$11,190,721

      Future maturities under notes payable are as follows:

Years Ending December 31,

2001	$2,712,839

2002	2,265,456

2003	2,232,832

2004	3,979,594

$11,190,721

(5)  Obligations Under Capital Leases:

      The Company has leased certain portable storage units and equipment under capital leases expiring through 2003 with various leasing companies. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the portable storage units. These leases have been capitalized using interest rates ranging from approximately 6% to 10%. The leases are secured by the portable storage units and equipment under lease.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future payments of obligations under capital leases:

Years Ending December 31,

2001	$95,254

2002	40,836

2003	84,920

Total payments	221,010

Less: Amounts representing interest	(21,975)

$199,035

      Gains from sale-leaseback transactions have been deferred and are being amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 1999 and 2000, approximated $237,000 and $220,000, respectively, and are reflected as a reduction in the portable storage unit lease fleet in the accompanying consolidated financial statements.

(6)  Equity and Debt Issuances:

      In May, 1999, the Company completed a public offering of 3.1 million shares of its common stock at $13.25 per share. Of the shares sold, 2.5 million shares were sold by the Company and 600,000 shares were sold by selling stockholders. The Company received gross proceeds of $33.1 million. Additionally, the underwriters exercised their overallotment option to purchase an additional 465,000 shares of common stock at the public offering price, resulting in additional gross proceeds to the Company of approximately $6.2 million.

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

      The provision for income taxes at December 31, 1998, 1999 and 2000 consisted of the following:

	1998	1999	2000

Current	$—	$—	$—

Deferred	2,989,311	6,299,694	8,452,090

Total	$2,989,311	$6,299,694	$8,452,090

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax liability at December 31, are as follows:

	1999	2000

Deferred Tax Assets (Liabilities):

Net operating loss carryforward	$9,727,769	$8,108,793

Allowance for doubtful accounts	648,717	630,313

Alternative minimum tax credit	210,797	13,080

Other	714,752	27,751

Accelerated tax depreciation	(25,431,995)	(31,547,917)

Deferred expense on sale-leaseback transactions	97,287	85,750

Net deferred tax liability	$(14,032,673)	$(22,682,230)

      A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31 are as follows:

	1998	1999	2000

Statutory federal rate	34%	34%	34%

State taxes, net of federal benefit	6	6	5

	40%	40%	39%

      At December 31, 2000, the Company had a federal net operating loss carryover of approximately $22,919,000 which expires if unused in years 2008 to 2020. At December 31, 2000, the Company had an Arizona net operating loss carryover of approximately $8,471,000 which expires if unused in years 2001 to 2005. At December 31, 2000, the Company has other insignificant net operating loss carryovers in the various states in which it operates.

      As a result of stock ownership changes during the years presented, it is possible that the Company has undergone one or more changes in ownership which can limit the amount of net operating loss currently available as a deduction. Such limitation could result in the Company being required to pay tax currently because only a portion of the net operating loss is available. Management believes that it will fully realize its net operating loss carryforward and that a valuation reserve was not necessary at December 31, 2000.

(8)  Transactions with Related Parties:

      The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from Richard E. Bunger’s five children. Mr. Bunger is an executive officer, director and founder of the Company. Annual base payments under these leases total approximately $66,000 with an annual adjustment based on the Consumer Price Index. The term of each of these leases will expire on December 31, 2003. Additionally, the Company leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Mr. Bunger, for total annual base payments of $204,000, with annual adjustments based on the Consumer Price Index. The Rialto lease is for a term of 15 years, expiring on December 31, 2011. Management believes the rental rates reflect the fair market value of these properties. Total expense related to these lease agreements was approximately $305,000 and $313,000 at December 31, 1999 and 2000 respectively.

      The Company obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, the

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

daughter of Richard E. Bunger and sister of Steven G. Bunger, the Company’s President and Chief Executive Officer. The Company made aggregate payments of approximately $85,000 and $131,000 to Skilquest, Inc. in 1999 and 2000, respectively, which the Company believes represented the fair market value for the services performed.

      Richard Bunger and the Company entered into an agreement, dated December 30, 1999, whereby certain personally owned equipment of Richard Bunger’s, valued at approximately $36,000, would be exchanged for certain other equipment the Company owns which is valued at the same approximate market value. Part of this exchange included the Company-owned vehicle which had been provided to Mr. Bunger.

      During 1999 and 2000, Richard Bunger refurbished certain personally owned equipment at the Company’s facility and reimbursed the Company approximately $31,000 and $44,000, respectively, for labor and material used. At December 31, 1999, he had an additional $32,000 of work in process that the Company was fully reimbursed for upon completion in 2000. There was no work in process at December 31, 2000. The Company believes this amount represented the fair market value for the services performed.

      In addition, Richard Bunger has entered into certain agreements with the Company whereby the Company may provide fabrication and production employees to Richard Bunger; usage of up to 1 acre of land owned by the Company in exchange for usage of up to 2 acres of land owned by Richard Bunger, both land parcels are located in Maricopa, Arizona; and for either party to lease equipment owned by the other. All expenses incurred by the Company are to be reimbursed by Richard Bunger at the fair market value of the services. In 2000, Richard Bunger reimbursed the Company approximately $13,000 under these agreements.

      All ongoing and future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and have been and will be approved by a majority of the independent and disinterested directors.

(9)  Benefit Plans:

  Stock Option Plans

      In August 1994, the Company’s board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan (the Plan). Under the Plan, as amended in 1998, options to purchase a maximum of 1,200,000 shares of the Company’s common stock may be granted. In August 1999, the Board of Directors approved the adoption and implementation of the Mobile Mini, Inc. 1999 Stock Option Plan, under which 500,000 shares of Mobile Mini’s common stock are reserved for issuance upon the exercise of options which may be granted under this plan. The 1999 Plan was approved by the stockholders at the Company’s annual meeting in November 1999. Under the terms of the plans, both incentive stock options (ISOs), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to the officers and key personnel of the Company. Non-qualified stock options may be granted to the Company’s directors and key personnel, and to providers of various services to the Company. The purposes of the plans are to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of the Company’s stock by, key management and other employees. The board of directors believes that stock options are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their purchase of a stock interest in Mobile Mini.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The option exercise price for all options granted under the plans may not be less than 100% of the fair market value of the Company’s common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock).

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

      The plans are administered by the compensation committee, which is comprised of the Company’s outside directors. They determine whether options will be granted, whether options will be ISOs or non-qualified options, which officers, key personnel and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted.

      The board of directors may amend the plans (or either plan) at any time, except that approval by the Company’s stockholders is required for any amendment that increases the aggregate number of shares which may be issued pursuant to a plan, changes the class of persons eligible to receive options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the plan. The board of directors may terminate or suspend the plans at any time. Unless previously terminated, the 1994 Plan will terminate in November 2003 and the 1999 Plan will terminate in August, 2009. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

      On December 13, 2000, the Compensation Committee extended 10,000 stock options granted to Steven G. Bunger, the Company’s President and Chief Executive Officer, that were to expire on December 29, 2000. The options were originally granted at an exercise price of $4.13 per share and were extended for five years with a two year vesting period. These options will now expire on December 29, 2005. In connection with this transaction, the Company will incur an additional expense of approximately $76,000 in each of 2001 and 2002.

      The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized in the accompanying financial statements for stock-based employee awards. All stock options have been granted with an exercise price equal to or greater than the fair value of the Company’s common stock on the date of grant. For purposes of SFAS No. 123, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	1998	1999	2000

Risk free interest rates range	5.27 to 5.49%	5.14 to 6.19%	5.17 to 6.50%

Expected holding period	4.0 years	4.0 years	4.0 years

Dividend rate	0.0%	0.0%	0.0%

Expected volatility	53.5%	50.7%	61.8%

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under these assumptions, the fair value of the stock options granted was $329,774, $667,586 and $2,504,773 for 1998, 1999 and 2000, respectively. If the Company had accounted for stock options consistent with SFAS No. 123 these amounts would be amortized on a straight line basis as compensation expense over the average holding period of the options and the Company’s net income and earnings per share would have been reported as follows at December 31:

	1998	1999	2000

Net income available to common stockholders:

As reported	$4,483,967	$9,003,568	$13,219,938

Pro forma	4,286,102	8,603,016	12,283,026

Basic EPS:

As reported	$0.57	$0.89	$1.15

Pro forma	0.55	0.85	1.06

Diluted EPS:

As reported	$0.53	$0.85	$1.11

Pro forma	0.51	0.81	1.03

      The effect of applying SFAS No. 123 in the pro forma disclosures above is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

      The following table summarizes the activities under the Company’s stock option plans for the years ended December 31, 1998, 1999 and 2000:

	1998		1999		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	552,000	$3.80	756,150	$4.66	1,106,050	$11.39

Granted	212,750	6.87	622,250	16.53	222,750	20.54

Canceled/ Expired	(7,700)	4.56	(14,100)	7.39	(23,400)	14.17

Exercised	(900)	4.21	(258,250)	4.25	(61,450)	5.06

Options outstanding, end of year	756,150	$4.66	1,106,050	$11.39	1,243,950	$13.29

Options exercisable, end of year	393,525	$4.22	309,425	$5.97	477,875	$9.14

Options available for grant, end of year	442,750		334,600		135,250

Weighted average fair value of options granted		$3.23		$8.07		$11.24

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options outstanding and exercisable by price range as of December 31, 2000 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.12 – $ 4.	81 252,100	5.49	$3.67	187,400	$3.63

6.12 – 10.12	176,400	7.19	6.79	101,500	6.88

11.87 – 17.6	6 518,700	8.71	15.82	133,100	14.89

18.80 – 22.0	0 296,750	9.56	20.90	45,875	21.05

	1,243,950

  401(k) Plan

      In 1995, the Company established a contributory retirement plan (the 401(k) Plan) covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

      The 401(k) Plan provides that each participant may annually contribute 2% to 15% of his or her salary, not to exceed the statutory limit. The Company may make a qualified non-elective contribution in an amount as determined by the Company. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. In 1999 and 2000, the Company contributed 10% of the employee contributions up to a maximum of $500 per employee.

(10)  Commitments and Contingencies:

      As discussed more fully in Note 8, the Company is obligated under noncancellable operating leases with related parties. The Company also leases its corporate offices and other properties, as well as operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $1,413,000, $1,827,000 and $2,539,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:

2001	$2,730,000

2002	2,387,000

2003	2,053,000

2004	1,597,000

2005	1,065,000

Thereafter	4,253,000

$14,085,000

      The Company is a party to routine claims incidental to its business. Most of these claims involve alleged damage to customers’ property while stored in units they lease from the Company and damage alleged to have occurred during delivery and pick-up of containers. The Company carries insurance to protect it against loss from these types of claims, subject to deductibles

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the policy. The Company does not believe that any current litigation, individually or in the aggregate, is likely have a material adverse effect on its business or results of operations.

(11)  Stockholders’ Equity:

  Redeemable Warrants

      Redeemable Warrants to purchase 187,500 shares of the Company’s common stock at $5.00 per share were issued in connection with the issuance in November 1997 of Senior Subordinated Notes. The Redeemable Warrants first became exercisable on March 1, 1998. The expiration date of the Redeemable Warrants is November 1, 2002.

      In 2000, 10,203 of the Redeemable Warrants had been exercised for an equal number of shares of the Company’s common stock, with proceeds to the Company of approximately $51,000.

(12)  Acquisitions:

      The Company acquired the assets and assumed certain liabilities of 7 companies during the year ended December 31, 2000. The acquisitions were accounted for as purchases in accordance with Accounting Principals Board (APB) Opinion No. 16, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from their respective dates of acquisition.

      The aggregate purchase price of the operations acquired consist of:

Cash	$12,748,000

Retirement of Debt	13,520,000

26,268,000

Common Stock	1,475,000

Other Acquisition Costs	464,000

Total	$28,207,000

      The fair value of the assets purchased has been allocated as follows:

Receivables	$268,000

Tangible assets	15,078,000

Deposits, prepaid expenses and other assets	185,000

Goodwill	13,477,000

Assumed liabilities	(801,000)

Total	$28,207,000

      Goodwill is amortized using the straight-line method over 25 years from the date of the acquisition. Included in other assets is $12,227,000 and $24,797,000 of goodwill, net of accumulated amortization of $374,000 and $909,000 at December 31, 1999 and 2000, respectively.

      In accordance with Rule 10-01 of Regulation S-X, summary pro forma data is required to be presented for material business combinations accounted for as purchases in accordance with APB 16 that have occurred during the year. The following unaudited pro forma combined financial information for the year ended December 31, 1999 gives effect to the National Security Containers

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition as if it had been consummated January 1, 1999, as this was the only material acquisition during the period. This unaudited pro forma combined financial information does not purport to project what the Company’s actual results of operations would have been for that period or for any future period.

	Year Ended
	December 31, 1999

		Pro Forma
	Historical	Combined

Revenue	$66,653,499	$69,628,636

Net income available to common stockholders	$9,003,568	$8,799,368

Earnings per share — basic	$0.89	$0.87

Earnings per share — diluted	$0.85	$0.83

Pro Forma adjustments include adjustments to:

•	Amortize the non-competition agreement on a straight line basis over 5 years.

•	Increase depreciation for the increase in the containers and decrease in the vehicles and equipment carrying value to fair value.

•	Reflect the amortization of goodwill recorded in connection with the acquisition, calculated based on a 25 year life.

•	Eliminate the predecessor’s interest expense related to debt not assumed, and record interest expense on debt issued or assumed in connection with the acquisition.

•	Record the estimate tax provision associated with the pro forma adjustments for the acquisition and to record the tax provision for the acquired company which was a limited liability company for income tax purposes for all periods prior to its acquisition by the Company. The effective income tax rate used was 40%.

•	Record dividends on the Series B Mandatorily Redeemable Preferred Stock

(13)  Segment Reporting:

      The Company’s management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, branch operations. The branch operations segment includes the leasing and sales of portable storage units to businesses and consumers in the general geographic area of each branch. This segment also includes the Company’s manufacturing facilities which are responsible for the purchase, manufacturing and refurbishment of the Company’s products for leasing, sales or equipment additions to the Company’s delivery system, and its dealer program which was discontinued in 1998. Previously, the Company had a corporate sales segment, which related to specialty type product sales and included the telecommunications and modular division of the Company. This segment is now included in “other” as the modular program was discontinued and the Company has scaled back the sales of telecommunication units.

      The accounting policies of each segment are the same as those described in Note 1. The Company evaluates performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. There were no material intersegment revenues or expenses between divisions.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  For the Fiscal Year Ended:

	Branch
	Operations	Other	Combined

December 31, 1998:

Revenues from external customers	$48,677,951	$3,998,580	$52,676,531

Segment profit (loss) before allocated interest, depreciation and amortization and income tax expense	22,569,007	(5,890,184)	16,678,823

Allocated interest expense	5,890,730	5,609	5,896,339

Depreciation and amortization expense	2,493,289	390,718	2,884,007

Segment profit (loss)	4,723,752	(239,785)	4,483,967

Segment assets — lease fleet	76,589,831	—	76,589,831

Segment assets — property, plant and equipment	19,211,170	1,051,567	20,262,737

Expenditures for long-lived assets — lease fleet	23,492,555	—	23,492,555

Expenditures for long-lived assets — PPE	5,122,157	(1,346,798)	3,775,359

December 31, 1999:

Revenues from external customers	$65,543,455	$1,110,044	$66,653,499

Segment profit (loss) before allocated interest, depreciation and amortization and income tax expense	33,730,339	(7,021,208)	26,709,131

Allocated interest expense	6,161,876	—	6,161,876

Depreciation and amortization expense	3,657,155	408,418	4,065,573

Segment profit (loss)	9,149,019	(145,451)	9,003,568

Segment assets — lease fleet	121,277,355	—	121,277,355

Segment assets — property, plant and equipment	22,363,357	881,930	23,245,287

Expenditures for long-lived assets — lease fleet	30,407,183	—	30,407,183

Expenditures for long-lived assets — PPE	4,368,687	313,874	4,682,561

December 31, 2000:

Revenues from external customers	$89,894,851	$281,257	$90,176,108

Segment profit (loss) before allocated interest, depreciation and amortization and income tax expense	45,904,833	(7,894,067)	38,010,766

Allocated interest expense	9,510,864	—	9,510,864

Depreciation and amortization expense	5,662,488	361,085	6,023,573

Segment profit (loss)	13,247,659	(27,721)	13,219,938

Segment assets — lease fleet	195,864,789	—	195,864,789

Segment assets — property, plant and equipment	26,090,039	1,141,241	27,231,280

Expenditures for long-lived assets — lease fleet	62,573,114	—	62,573,114

Expenditures for long-lived assets — PPE	5,459,777	660,669	6,120,446

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)  Selected Quarterly Financial Data (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999

Total revenues	$13,167,148	$15,691,612	$18,187,191	$19,607,548

Income from operations	3,767,584	4,944,356	6,412,268	6,739,766

Income before extraordinary item	1,311,068	1,979,383	3,015,682	3,143,406

Net income available to common stockholders	1,311,068	1,957,465	3,015,682	2,719,353

Basic earnings per share:

Income before extraordinary item	$0.16	$0.20	$0.27	$0.28

Net income	$0.16	$0.20	$0.27	$0.24

Diluted earnings per share:

Income before extraordinary item	$0.15	$0.19	$0.25	$0.27

Net income	$0.15	$0.19	$0.25	$0.23

2000

Total revenues	$18,766,383	$21,667,522	$23,853,883	$25,888,320

Income from operations	5,998,570	7,245,493	8,361,593	9,497,282

Net income	2,672,666	3,105,214	3,488,817	3,953,241

Basic earnings per share	$0.23	$0.27	$0.30	$0.34

Diluted earnings per share	$0.23	$0.26	$0.29	$0.33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

	(1)	The financial statements required to be included in this Report are included in ITEM 8 of this Report.

	(2)	The following financial statement schedule for the years ended December 31, 1998, 1999, and 2000 is submitted herewith (at page 51 hereof):

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits

Exhibit
Number		Description	Page

3.2	(10)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000
4.1	(1)	Form of Common Stock Certificate
4.2	(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes
4.3	(9)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent
10.1	(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan
10.2	(10)	Mobile Mini, Inc. 1999 Stock Option Plan
10.3	(10)	Amended and Restated Credit Agreement dated as of December 27, 1999 (the “Credit Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and BT Commercial Corporation, as Agent
10.3.1	(11)	First Amendment to the Credit Agreement, dated as of July 25, 2000
10.4	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.5	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.6	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.7	(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994
10.8	(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.9	(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.10	(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.11	(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994
10.12	(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995
10.13	(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995
10.14	(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant
10.15	(1)	Patents and Patents Pending
10.16	(1)	U.S. and Canadian Trade Name and Service Mark Registration
11		Statement Re: Computation of Per Share Earnings
21.1	(6)	Subsidiaries of Mobile Mini, Inc.
23		Consent of Arthur Andersen LLP

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Intentionally Omitted

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 1, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000

(b)	Reports on Form 8-K:

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI INC.

Date: February 27, 2001	By: /s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2001	By:	/s/ Steven G. Bunger Steven G. Bunger, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2001	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: February 27, 2001	By:	/s/ Deborah K. Keeley Deborah K. Keeley, Vice President and Controller (Chief Accounting Officer)

Date: February 27, 2001	By:	/s/ George Berkner George Berkner, Director

Date: February 27, 2001	By:	/s/ Carolyn A. Clawson Carolyn A. Clawson, Director

Date: February 27, 2001	By:	/s/ Ronald J. Marusiak Ronald J. Marusiak, Director

Date: February 27, 2001	By:	/s/ Stephen A McConnell Stephen A McConnell, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

		December 31,

	1998	1999	2000

Allowance for doubtful accounts:

Balance at beginning of year	$892,992	$1,085,250	$1,621,487

Provision charged to expense	983,526	1,346,054	1,864,081

Provision acquired	—	313,203	131,104

Write-offs	(791,268)	(1,123,020)	(1,998,714)

Balance at end of year	$1,085,250	$1,621,487	$1,617,958

INDEX TO EXHIBITS

Exhibit
Number		Description	Page

3.2	(10)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000
4.1	(1)	Form of Common Stock Certificate
4.2	(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes
4.3	(9)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent
10.1	(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan
10.2	(10)	Mobile Mini, Inc. 1999 Stock Option Plan
10.3	(10)	Amended and Restated Credit Agreement dated as of December 27, 1999 (the “Credit Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and BT Commercial Corporation, as Agent
10.3.1	(11)	First Amendment to the Credit Agreement, dated as of July 25, 2000
10.4	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.5	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.6	(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994
10.7	(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994
10.8	(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.9	(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.10	(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994
10.11	(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994
10.12	(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995
10.13	(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995
10.14	(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant
10.15	(1)	Patents and Patents Pending
10.16	(1)	U.S. and Canadian Trade Name and Service Mark Registration
11		Statement Re: Computation of Per Share Earnings
21.1	(6)	Subsidiaries of Mobile Mini, Inc.
23		Consent of Arthur Andersen LLP

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Intentionally Omitted

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 1, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(10)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000