Form 10-Q
period 2001-03-31
MOBILE MINI INC
filed 2001-05-08
CIK 911109

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

                  For the quarterly period ended March 31, 2001

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

Yes      X                 No
    --------------            --------------

     As of April 30, 2001, there were outstanding 13,918,152 shares of the issuer's common stock, par value $.01.


 ------------------------------------------------------------------------------

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                      FOR THE QUARTER ENDED MARCH 31, 2001


                             TABLE OF CONTENTS                                 PAGE
                                                                              NUMBER
                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                   3
              December 31, 2000 and March 31, 2001

         Condensed Consolidated Statements of Operations                         4
              Three Months ended March 31, 2000 and March 31, 2001

         Condensed Consolidated Statements of Cash Flows                         5
              Three Months Ended March 31, 2000 and March 31, 2001

         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  10

                             PART II.
                         OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                        13

                               SIGNATURES                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                                                                              DECEMBER 31, 2000       MARCH 31, 2001
                                                                                              -----------------       --------------
Cash and cash equivalents                                                                        $   1,528,526        $     882,341
Receivables, net of allowance for doubtful accounts of $1,618,000 and
  $1,814,000, respectively                                                                          12,016,024           11,276,865
Inventories                                                                                         11,288,195           14,512,984
Portable storage unit lease fleet, net                                                             195,864,789          209,128,272
Property plant and equipment, net                                                                   27,231,280           28,206,797
Deposits and prepaid expenses                                                                        5,291,275            4,447,741
Other assets, net                                                                                   26,740,061           26,902,107
                                                                                                 -------------        -------------
        TOTAL ASSETS                                                                             $ 279,960,150        $ 295,357,107
                                                                                                 =============        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                                                 $   7,358,748        $   7,221,942
Accrued liabilities                                                                                  7,398,069            7,737,079
Line of credit                                                                                     138,700,000          103,000,000
Notes payable                                                                                       11,190,721           10,377,492
Obligations under capital leases                                                                       199,035              177,414
Deferred income taxes                                                                               22,682,230           24,316,521
                                                                                                 -------------        -------------
        TOTAL LIABILITIES                                                                          187,528,803          152,830,448
                                                                                                 -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; $.01 par value, 95,000,000 shares authorized, 11,594,584 and
  13,874,147 issued and outstanding at December 31, 2000
and March 31, 2001, respectively                                                                       115,917              138,741
Additional paid-in capital                                                                          62,854,726          110,371,014
Retained earnings                                                                                   29,460,704           32,672,270
                                                                                                 -------------        -------------
                                                                                                    92,431,347          143,182,025
Accumulated other comprehensive income / (loss)                                                           --               (655,366)
                                                                                                 -------------        -------------
      TOTAL STOCKHOLDERS' EQUITY                                                                    92,431,347          142,526,659
                                                                                                 -------------        -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 279,960,150        $ 295,357,107
                                                                                                 =============        =============



      See the accompanying notes to these condensed consolidated balance sheets.

                                MOBILE MINI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED MARCH 31,

                                                                                                    2000                   2001
                                                                                               ------------            ------------
REVENUES:
  Leasing                                                                                      $ 15,053,382            $ 21,109,384
  Sales                                                                                           3,559,225               3,508,605
  Other                                                                                             153,776                 174,881
                                                                                               ------------            ------------
                                                                                                 18,766,383              24,792,870

COSTS AND EXPENSES:
  Cost of sales                                                                                   2,294,576               2,302,968
  Leasing, selling and general expenses                                                           9,182,120              12,508,761
  Depreciation and amortization                                                                   1,291,117               1,793,235
                                                                                               ------------            ------------
INCOME FROM OPERATIONS                                                                            5,998,570               8,187,906

OTHER INCOME (EXPENSE):
  Interest income                                                                                    60,944                  15,712
  Interest expense                                                                               (1,605,069)             (2,938,758)
                                                                                               ------------            ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                          4,454,445               5,264,860
PROVISION FOR INCOME TAXES                                                                        1,781,779               2,053,294
                                                                                               ------------            ------------
NET INCOME                                                                                     $  2,672,666            $  3,211,566
                                                                                               ============            ============

EARNINGS PER SHARE:
BASIC                                                                                          $       0.23            $       0.27
                                                                                               ============            ============
DILUTED                                                                                        $       0.23            $       0.26
                                                                                               ============            ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:
BASIC                                                                                            11,461,665              11,910,342
                                                                                               ============            ============
DILUTED                                                                                          11,834,637              12,348,256
                                                                                               ============            ============




      See the accompanying notes to these condensed consolidated statements

                                MOBILE MINI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                       2000                  2001
                                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $  2,672,666        $  3,211,566
   Adjustments to reconcile income to net cash provided by operating activities:
     Provision for doubtful accounts                                                                    175,008             340,358
     Amortization of deferred loan costs                                                                 93,232             150,110
     Amortization of accrued option compensation                                                           --                19,064
     Depreciation and amortization                                                                    1,291,117           1,793,235
     Loss on disposal of property, plant and equipment                                                   10,932               9,715
     Deferred income taxes                                                                            1,979,246           2,053,294
   Changes in certain assets and liabilities, net of effect of businesses acquired:
     Decrease in receivables                                                                            511,464             398,801
     Increase in inventories                                                                         (1,208,771)         (3,055,489)
     (Increase) decrease in deposits and prepaid expenses                                            (4,107,788)            843,534
     Increase in other assets                                                                          (118,610)            (73,485)
     Increase (decrease) in accounts payable                                                          3,137,403            (136,806)
     Decrease in accrued liabilities                                                                 (1,965,783)           (780,732)
                                                                                                   ------------        ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    2,470,116           4,773,165
                                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired                                                                (10,398,975)         (1,247,926)
   Net purchases of portable storage unit lease fleet                                                (7,069,579)        (13,583,641)
   Net purchases of property, plant and equipment                                                    (2,104,789)         (1,577,481)
                                                                                                   ------------        ------------
         NET CASH USED IN INVESTING ACTIVITIES                                                      (19,573,343)        (16,409,048)
                                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under lines of credit                                                 17,557,426         (35,700,000)
   Deferred financing costs                                                                                --                 4,500
   Principal payments on notes payable                                                                 (470,184)           (813,229)
   Principal payments on capital lease obligations                                                      (36,702)            (21,621)
   Exercise of warrants                                                                                   9,040              12,500
   Issuance of common stock                                                                              34,075          47,507,548
                                                                                                   ------------        ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   17,093,655          10,989,698
                                                                                                   ------------        ------------

NET DECREASE IN CASH                                                                                     (9,572)           (646,185)

CASH AT BEGINNING OF PERIOD                                                                             547,124           1,528,526
                                                                                                   ------------        ------------

CASH AT END OF PERIOD                                                                              $    537,552        $    882,341
                                                                                                   ============        ============



      See the accompanying notes to these condensed consolidated statements

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These condensed financial statements should be read in conjunction with the Company's December 31, 2000 financial statements and accompanying notes thereto.

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

                                                                                                         2000               2001
                                                                                                     -----------         -----------
BASIC:
Common shares outstanding, beginning of period                                                        11,438,356          11,591,584
Effect of weighting shares:
   Weighted common shares issued                                                                          23,309             318,758
                                                                                                     -----------         -----------

Weighted average number of common shares outstanding                                                  11,461,665          11,910,342
                                                                                                     ===========         ===========

Net income available to common shareholders                                                          $ 2,672,666         $ 3,211,556
                                                                                                     ===========         ===========

Earnings per share                                                                                   $      0.23         $      0.27
                                                                                                     ===========         ===========

DILUTED:
Common shares outstanding, beginning of period                                                        11,438,356          11,591,584
Effect of weighting shares:
   Weighted common shares issued                                                                          23,309             318,758
   Options and warrants assumed converted                                                                285,185             351,991
   Warrants                                                                                               87,787              85,923
                                                                                                     -----------         -----------

Weighted average number of common and common equivalent shares outstanding
                                                                                                      11,834,637          12,348,256
                                                                                                     ===========         ===========

Net income available to common shareholders                                                          $ 2,672,666         $ 3,211,566
                                                                                                     ===========         ===========

Earnings per share                                                                                   $      0.23         $      0.26
                                                                                                     ===========         ===========

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                           December 31, 2000      March 31, 2001
                                           -----------------      --------------

Raw material and supplies                     $ 8,756,336            $11,970,696
Work-in-process                                   722,313                855,417
Finished portable storage units                 1,809,546              1,706,870
                                              -----------            -----------
                                              $11,288,195            $14,512,984
                                              ===========            ===========

NOTE D - Property, plant and equipment consisted of the following at:

                                        December 31, 2000         March 31, 2001
                                        -----------------         --------------
Land                                       $    777,668            $    777,668
Vehicles and equipment                       24,121,739              25,483,518
Buildings and improvements                    8,812,352               8,910,813
Office fixtures and equipment                 4,840,134               4,979,354
                                           ------------            ------------
                                             38,551,893              40,151,353
Less accumulated depreciation               (11,320,613)            (11,944,556)
                                           ------------            ------------
                                           $ 27,231,280            $ 28,206,797
                                           ============            ============

NOTE E - The Company maintains a portable storage and portable office unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an estimated useful life of 20 years and a salvage value estimate at approximately 50% to 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of March 31, 2001, the lease fleet totaled $216.6 million as compared to $202.5 million at December 31, 2000, less accumulated depreciation of $7.5 million and $6.6 million, respectively.

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

For the Quarter Ended:

                                                                                Branch
                                                                               Operations              Other               Combined
                                                                               ----------              -----               --------
March 31, 2000
Revenues from external customers                                             $ 18,731,990         $     34,393          $ 18,766,383
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                                         9,182,581           (1,615,929)            7,566,652
Allocated interest expense                                                      1,605,069                 --               1,605,069
Depreciation and amortization expense                                           1,162,874              128,243             1,291,117
Segment profit (loss)                                                           2,687,409              (14,743)            2,672,666

Segment assets - lease fleet                                                  134,315,813                 --             134,315,813
Segment assets - property, plant and equipment                                 23,812,817              934,815            24,747,632
Expenditures for long-lived assets - lease fleet                                7,069,579                 --               7,069,579
Expenditures for long-lived assets - PPE                                        1,917,781              187,008             2,104,789

March 31, 2001
Revenues from external customers                                             $ 24,755,561         $     37,309          $ 24,792,870
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                                        12,213,888           (1,967,265)           10,246,623
Allocated interest expense                                                      2,938,758                 --               2,938,758
Depreciation and amortization expense                                           1,720,093               73,142             1,793,235
Segment profit                                                                  3,211,566                 --               3,211,566

Segment assets - lease fleet                                                  209,128,272                 --             209,128,272
Segment assets - property, plant and equipment                                 27,107,487            1,099,310            28,206,797
Expenditures for long-lived assets - lease fleet                               13,583,641                 --              13,583,641
Expenditures for long-lived assets - PPE                                        1,546,435               31,046             1,577,481

NOTE G - New Accounting Pronouncements. The Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements effective October 1, 2000. The adoption of SAB 101 did not materially affect results of operations or financial position.

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

Revenue under certain contracts for the manufacture of telecommunication shelters is recognized using the percentage-of-completion method primarily based on contract costs incurred to date compared with total estimated contract costs. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts is approximately $71,000 and $35,000 at December 31, 2000 and March 31, 2001, respectively, and are included in receivables in the accompanying condensed consolidated balance sheets.

In June 1998, SFAS No. 133, (as amended by SFAS No. 137 and No. 138) Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001, for the fiscal year ended December 31, 2001. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 resulted in a charge to comprehensive income of $655,000, net of an applicable income tax benefit of $419,000 at March 31, 2001.

NOTE H - On March 20, 2001, the Company completed a public offering of 2,875,000 shares of its common stock. Of the shares sold, 2,239,713 shares were sold by the Company and 635,287 shares were sold by selling shareholders. The Company received gross proceeds of approximately $50.2 million. The Company intends to use the net proceeds to fund its lease fleet and branch expansion and for working capital, but it initially used these proceeds to reduce borrowings under its line of credit.

NOTE I - In February, 2001, the Company acquired substantially all the assets of KRJ Systems, Inc., a privately owned portable storage leasing company operating in the states of Kansas and Missouri, for approximately $1.2 million in cash. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

In April 2001, the Company purchased the storage assets of Giuffrey Bros./Cranes, Inc., which operates in the greater Milwaukee, Wisconsin area. The Company also acquired assets of Metrolina Truck and Trailer Service, Inc. which operates in the Charlotte, North Carolina area. The Company paid cash of approximately $4.4 million in connection with these transactions.

At April 30, 2001, the Company operated 32 branches located in 18 states.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000


     Total revenues for the quarter ended March 31, 2001, increased by $6.0 million, or 32.1%, to $24.8 million from $18.8 million for the same period in 2000. Leasing revenues for the quarter increased by $6.1 million, or 40.2%, to $21.1 million from $15.0 million in the same period of 2000. This increase resulted from a 41.7% increase in the average number of portable storage units on lease, partially offset by a 1.0% decrease in the average rent per unit. In the quarter ended March 31, 2001, our internal lease revenues in markets opened for at least one year (excluding acquisitions in those markets) grew at a rate of 22.7%.

     Sales revenues and cost of sales remained relatively unchanged from quarter to quarter.

     Leasing, selling and general expenses increased $3.3 million, or 36.2%, to $12.5 million for the quarter ended March 31, 2001, from $9.2 million for the same period in 2000. Leasing, selling and general expenses, as a percentage of total revenues, increased to 50.5% in the quarter ended March 31, 2001, from 48.9% for the same period in 2000. The increase in leasing-related expenses is primarily due to leasing becoming a larger percentage of the business in 2001 as compared with 2000. In addition, economies of scale achieved at more established locations as their lease fleets grew were offset by higher leasing related expenses (as a percentage of revenues) at newer branches which had fewer containers on rent. In general, new branches initially have lower profit margins until the branches' fixed operating costs are covered by higher leasing volumes.

     Depreciation and amortization expenses increased by $502,000, or 38.9%, to $1.8 million in the quarter ended March 31, 2001, from $1.3 million during the same period in 2000. The increase is primarily due to our larger lease fleet and amortization of goodwill associated with our acquisitions.

     Interest expense increased by $1.3 million, or 83.1%, to $2.9 million for the three months ended March 31, 2001 from $1.6 million for the same period in 2000. The increase is primarily the result of higher average debt outstanding during 2001. Our average debt outstanding increased by 79.9%, primarily from additional borrowings under our credit facility to expand our lease fleet and fund our branch expansion. The weighted average interest rate on our debt increased to 7.3% in 2001 from 7.1% in 2000, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 7.7% in 2001 and 7.6% in 2000.

     Provision for income taxes was based on an annual effective tax rate of 39.0% for the quarter ended March 31, 2001, and 40.0% for the same period in 2000. The decrease resulted from the generation of income in states with lower tax rates.

     Net income for the three months ended March 31, 2001, was $3.2 million, an increase of 20.2%, compared to $2.7 million for the same period in 2000. Net income as a percentage of total revenues decreased 1.3% in the first quarter of 2001 compared to the same period in 2000. The decrease primarily relates to the fixed costs associated with our newer locations and the increase in interest cost on the higher borrowings outstanding on our line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     Growing our lease fleet is capital intensive. We have financed the growth of our lease fleet and our higher working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility.

     Operating Activities. Our operations provided net cash flow of $4.8 million during the three months ended March 31, 2001, and $2.5 million during the same period in 2000. The increased cash flow resulted primarily from our higher net income and the impact of depreciation expense and deferred income taxes. The growth of our business, however, has required us to use more cash to support higher levels of inventory growth.

     Investing Activities. Net cash used in investing activities was $16.4 million for the three months ended March 31, 2001, and $19.6 million for the same period in 2000. This decrease was due to a reduced number of acquisitions in the first quarter of 2001 compared to 2000, but was partially offset by higher levels of capital expenditures for lease fleet expansion. Capital expenditures for our lease fleet were $13.6 million for the three months ended March 31, 2001, and $7.1 million for the same period in 2000. Capital expenditures for property, plant and equipment were $1.6 million during the three months ended March 31, 2001, and $2.1 million for the same period in 2000. We spent $1.2 million in the first quarter of 2001 and $10.4 million for the same period in 2000 for acquisitions.

     Financing Activities. Net cash provided by financing activities was $11.0 million for the three months ended March 31, 2001, and $17.1 million for the same period in 2000. During the quarter ended March 31, 2001, net cash provided by financing activities was primarily provided by our sale in March 2001 of approximately 2.2 million shares of common stock which resulted in net proceeds to us of approximately $47.2 million. These proceeds were used to pay down our borrowings outstanding under our line of credit. Additionally, we received proceeds from exercises of stock options and warrants but made principal payments on our notes payable and obligations under capital leases. We intend to eventually use the net proceeds from the equity offering to continue to fund our lease fleet and branch expansion and for working capital.

     Our principal source of liquidity has been our credit facility, which currently consists of a revolving line of credit and a term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). For the quarter ended March 31, 2001, our borrowing rate was 1.50% above the prevailing Eurodollar rate. The borrowing rate for the quarter ended June 30, 2001, will be 1.25% above the prevailing Eurodollar rate. As of April 30, 2001, we had $112.7 million of outstanding borrowings under our $160.0 million revolving line of credit, and $47.3 million of additional borrowings were available under the credit facility.

     We have entered into Interest Rate Swap Agreements under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our revolving line of credit so that the rate is based upon a spread from fixed rates, rather than a spread from the Eurodollar rate. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the Eurodollar rate. These swap agreements are covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income of $655,000, net of applicable income tax benefit of $419,000.

     We believe that our working capital, together with our cash flow from operations, borrowings under our credit facility and the recent equity offering will be sufficient to fund our operations and planned growth for at least 12 months.

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

     Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2001, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. During the quarter ended March 31, 2001, we recorded a $655,000 charge to comprehensive income, net of applicable income tax benefit of $419,000, in accordance with SFAS No. 133 related to the fair value of our interest rate swap agreements.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:  None

NUMBER                                       DESCRIPTION

(b)      REPORTS ON FORM 8-K:

          -    Form 8-K, Item 9 (Regulation FD Disclosure)

          - Filed on March 19, 2001 concerning first and second quarter revenues and earnings per share guidance.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MOBILE MINI, INC.
                                                  (Registrant)



Dated:  May 8, 2001                                 /s/ Larry Trachtenberg
                                                  ------------------------------
                                                       Larry Trachtenberg
                                                       Chief Financial Officer &
                                                       Executive Vice President