Form 10-Q
period 2001-06-30
MOBILE MINI INC
filed 2001-08-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

     (Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12804

(Exact name of registrant as specific in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0748362 (IRS Employer Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of principal executive offices)

(480) 894-6311
(Registrant’s telephone number, including area code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

     As of August 3, 2001, there were outstanding 14,035,852 shares of the issuer’s common stock, par value $.01.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2001

		PAGE
		NUMBER
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets December 31, 2000 and June 30, 2001	3

	Condensed Consolidated Statements of Operations Three Months and Six Months ended June 30, 2000 and June 30, 2001	4

	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2000 and June 30, 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	PART II. OTHER INFORMATION

Item 4.	Submission to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001

ASSETS

Cash	$1,528,526	$999,486

Receivables, net of allowance for doubtful accounts of $1,618,000 and $1,876,000, respectively	12,016,024	12,621,401

Inventories	11,288,195	16,234,111

Portable storage unit lease fleet, net	195,864,789	226,375,954

Property plant and equipment, net	27,231,280	30,488,519

Deposits and prepaid expenses	5,291,275	6,604,712

Other assets, net	26,740,061	28,601,512

TOTAL ASSETS	$279,960,150	$321,925,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Accounts payable	$7,358,748	$7,075,181

Accrued liabilities	7,398,069	7,554,450

Line of credit	138,700,000	121,689,536

Notes payable	11,190,721	9,641,358

Obligations under capital leases	199,035	156,712

Deferred income taxes	22,682,230	27,271,068

TOTAL LIABILITIES	187,528,803	173,388,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock; $.01 par value, 95,000,000 shares authorized, 11,594,584 and 14,032,552 issued and outstanding at December 31, 2000 and June 30, 2001, respectively	115,917	140,325

Additional paid-in capital	62,854,726	111,758,868

Retained earnings	29,460,704	37,154,336

	92,431,347	149,053,529

Accumulated other comprehensive loss	—	(516,139)

TOTAL STOCKHOLDERS’ EQUITY	92,431,347	148,537,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,960,150	$321,925,695

See the accompanying notes to these condensed consolidated balance sheets.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2000	2001

REVENUES:

Leasing	$18,168,872	$23,748,656

Sales	3,362,704	3,625,399

Other	135,946	92,466

	21,667,522	27,466,521

COSTS AND EXPENSES:

Cost of sales	2,183,970	2,432,786

Leasing, selling and general expenses	10,763,674	13,493,591

Depreciation and amortization	1,474,385	1,953,970

INCOME FROM OPERATIONS	7,245,493	9,586,174

OTHER INCOME (EXPENSE):

Interest income	7,433	11,549

Interest expense	(2,235,436)	(2,250,074)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,017,490	7,347,649

PROVISION FOR INCOME TAXES	1,912,276	2,865,583

NET INCOME	$3,105,214	$4,482,066

EARNINGS PER SHARE:

BASIC	$0.27	$0.32

DILUTED	$0.26	$0.31

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING:

BASIC	11,537,167	13,936,383

DILUTED	11,973,900	14,400,622

See the accompanying notes to these condensed consolidated balance sheets.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

	2000	2001

REVENUES:

Leasing	$33,222,254	$44,858,040

Sales	6,921,929	7,134,004

Other	289,722	267,347

	40,433,905	52,259,391

COSTS AND EXPENSES:

Cost of sales	4,478,546	4,735,754

Leasing, selling and general expenses	19,945,794	26,002,352

Depreciation and amortization	2,765,502	3,747,205

INCOME FROM OPERATIONS	13,244,063	17,774,080

OTHER INCOME (EXPENSE):

Interest income	68,377	27,261

Interest expense	(3,840,505)	(5,188,832)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,471,935	12,612,509

PROVISION FOR INCOME TAXES	3,694,055	4,918,877

NET INCOME	$5,777,880	$7,693,632

EARNINGS PER SHARE:

BASIC	$0.50	$0.60

DILUTED	$0.48	$0.57

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING:

BASIC	11,499,420	12,928,963

DILUTED	11,914,125	13,385,517

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,777,880	$7,693,632

Adjustments to reconcile income to net cash provided by operating activities:

Provision for doubtful accounts	729,082	737,291

Amortization of deferred loan costs	189,464	299,961

Amortization of accrued option compensation	—	38,127

Depreciation and amortization	2,765,502	3,747,205

Loss (gain) on disposal of property, plant and equipment	69,989	(6,393)

Deferred income taxes	3,891,522	4,918,828

Changes in certain assets and liabilities, net of effect of businesses acquired:

Increase in receivables	(1,313,426)	(1,342,668)

Increase in inventories	(1,474,930)	(4,776,616)

Increase in deposits and prepaid expenses	(1,595,189)	(1,263,437)

Increase in other assets	(606,452)	(69,591)

Increase (decrease) in accounts payable	4,339,646	(283,567)

Decrease in accrued liabilities	(660,795)	(770,981)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,112,293	8,921,791

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for businesses acquired	(25,740,933)	(5,660,450)

Net purchases of portable storage unit lease fleet	(21,285,586)	(29,724,040)

Net purchases of property, plant and equipment	(3,808,069)	(4,350,114)

NET CASH USED IN INVESTING ACTIVITIES	(50,834,588)	(39,734,604)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (repayments) under line of credit	39,496,130	(17,010,464)

Deferred financing costs	—	(4,500)

Principal payments on notes payable	(915,747)	(1,549,363)

Principal payments on capital lease obligations	(74,114)	(42,323)

Exercise of warrants	28,291	251,525

Issuance of common stock	202,970	48,638,898

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,737,530	30,283,773

NET INCREASE (DECREASE) IN CASH	15,235	(529,040)

CASH AT BEGINNING OF PERIOD	547,124	1,528,526

CASH AT END OF PERIOD	$562,359	$999,486

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES —NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These condensed financial statements should be read in conjunction with the Company’s December 31, 2000 financial statements and accompanying notes thereto.

NOTE B —Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. The following table shows the computation of earnings per share for the three month period and the six month period ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,

	2000	2001	2000	2001

BASIC:

Common shares outstanding, beginning of period	11,508,751	13,874,147	11,438,356	11,591,584

Effect of weighting shares:

Weighted common shares issued	28,416	62,236	61,064	1,337,379

Weighted average number of common shares outstanding	11,537,167	13,936,383	11,499,420	12,928,963

Net income available to common shareholders	$3,105,214	$4,482,066	$5,777,880	$7,693,632

Earnings per share	$0.27	$0.32	$0.50	$0.60

DILUTED:

Common shares outstanding, beginning of period	11,508,751	13,874,147	11,438,356	11,591,584

Effect of weighting shares:

Weighted common shares issued	28,416	62,236	61,064	1,337,379

Options assumed converted	346,223	403,444	325,323	382,702

Warrants	90,510	60,795	89,382	73,852

Weighted average number of common and common equivalent shares outstanding	11,973,900	14,400,622	11,914,125	13,385,517

Net income available to common shareholders	$3,105,214	$4,482,066	$5,777,880	$7,693,632

Earnings per share	$0.26	$0.31	$0.48	$0.57

NOTE C —Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2000	June 30, 2001

Raw material and supplies	$8,756,336	$13,501,792

Work-in-process	722,313	845,697

Finished portable storage units	1,809,546	1,886,622

	$11,288,195	$16,234,111

NOTE D —Property, plant and equipment consisted of the following at:

	December 31, 2000	June 30, 2001

Land	$777,668	$777,668

Vehicles and equipment	24,121,739	28,059,112

Buildings and improvements	8,812,352	9,023,736

Office fixtures and equipment	4,840,134	5,240,927

	38,551,893	43,101,443

Less accumulated depreciation	(11,320,613)	(12,612,924)

	$27,231,280	$30,488,519

NOTE E —The Company maintains a portable storage and portable office unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an approximate estimated useful life of 20 years and a salvage value estimate at approximately 50% to 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of June 30, 2001, the lease fleet totaled $234.8 million as compared to $202.5 million at December 31, 2000, less accumulated depreciation of $8.4 million and $6.6 million, respectively.

NOTE F —The Company’s management approach to the disclosure of segment information includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, its branch operations. The branch operations segment includes the leasing and sales of portable storage units to customers in the general geographic area of each branch. This segment also includes the Company’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of the Company’s products for leasing, sales or equipment additions to the Company’s delivery system, and its discontinued dealer program.

The Company evaluates performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. The Company does not account for intersegment revenues or expenses between its divisions.

The Company’s reportable segment concentrates on the Company’s core business of leasing, manufacturing, and selling portable storage and office units. The operating segment has managers who meet regularly and are accountable to the chief executive officer for financial results and ongoing plans including the influence of competition.

For the Three Months Ended:

	Branch
	Operations	Other	Combined

June 30, 2000

Revenues from external customers	$21,651,126	$16,396	$21,667,522

Segment profit (loss) before allocated interest, depreciation and amortization expense	10,500,014	(1,574,283)	8,925,731

Allocated interest expense	2,235,436	—	2,235,436

Depreciation and amortization expense	1,379,416	94,969	1,474,385

Segment profit	3,099,806	5,408	3,105,214

June 30, 2001

Revenues from external customers	$27,503,830	$(37,309)	$27,466,521

Segment profit (loss) before allocated interest, depreciation and amortization expense	14,018,354	(2,234,479)	11,783,875

Allocated interest expense	2,250,074	—	2,250,074

Depreciation and amortization expense	1,869,443	84,527	1,953,970

Segment profit (loss)	4,492,562	(10,496)	4,482,066

For the Six Months Ended:

	Branch
	Operations	Other	Combined

June 30, 2000

Revenues from external customers	$40,383,116	$50,789	$40,433,905

Segment profit (loss) before allocated interest, depreciation and amortization expense	19,682,595	(3,190,212)	16,492,383

Allocated interest expense	3,840,505	—	3,840,505

Depreciation and amortization expense	2,542,290	223,212	2,765,502

Segment profit (loss)	5,787,215	(9,335)	5,777,880

June 30, 2001

Revenues from external customers	$52,259,391	$—	$52,259,391

Segment profit (loss) before allocated interest, depreciation and amortization expense	26,232,242	(4,201,744)	22,030,498

Allocated interest expense	5,188,832	—	5,188,832

Depreciation and amortization expense	3,589,536	157,669	3,747,205

Segment profit (loss)	7,704,128	(10,496)	7,693,632

As of:

	Branch
	Operations	Other	Combined

June 30, 2000

Segment assets – lease fleet	$155,982,278	$—	$155,982,278

Segment assets – property, plant and equipment	25,106,893	975,577	26,082,470

Expenditures for long-lived assets – lease fleet	21,285,586	—	21,285,586

Expenditures for long-lived assets – PPE	3,481,681	326,388	3,808,069

June 30, 2001

Segment assets – lease fleet	$226,375,954	$—	$226,375,954

Segment assets – property, plant and equipment	29,369,298	1,119,221	30,488,519

Expenditures for long-lived assets – lease fleet	29,724,040	—	29,724,040

Expenditures for long-lived assets – PPE	4,211,135	138,979	4,350,114

NOTE G — New Accounting Pronouncements. The Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect results of operations or financial position.

The Company recognizes revenues from sales of containers upon delivery. Revenue and related expenses generated under portable storage unit leases are recognized monthly when the customer is invoiced. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was subsequently amended by SFAS No. 137 and No. 138. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001, for the fiscal year ended December 31, 2001. The Company has adopted SFAS No. 133 effective January 1, 2001. At June 30, 2001, SFAS No. 133 resulted in a charge to comprehensive income of $516,000, net of an applicable income tax benefit of $330,000.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Upon initial adoption, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. The Company will be required to adopt SFAS No. 142 on January 1, 2002, however, goodwill acquired in transactions that close after June 30, 2001 will not be amortized, in accordance with the new pronouncement. Management has not determined the impact of the adoption of SFAS No. 142 on the Company’s financial statements.

NOTE H — In February 2001, the Company acquired substantially all the assets of KRJ Systems, Inc., a privately owned portable storage leasing company operating in the states of Kansas and Missouri. In April 2001, the Company purchased the portable storage assets of Giuffrey Bros./Cranes, Inc., which operated in the greater Milwaukee, Wisconsin area. The Company also acquired portable storage assets of Metrolina Truck and Trailer Service, Inc., which operated in the Charlotte, North Carolina area. The Company paid cash of approximately $5.7 million in connection with these transactions.

The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, Business Combinations and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The purchase price of the acquired operations were paid for as follows:

Cash	$5,612,000

Other Acquisition Costs	48,000

Total	$5,660,000

The fair value of assets purchased has been allocated as follows:

Tangible assets	$3,054,000

Deposits, prepaid expenses and other assets	50,000

Goodwill	2,637,000

Assumed liabilities	(81,000)

Total	$5,660,000

Goodwill for acquisitions completed through June 30, 2001, is amortized using the straight-line method over 25 years from the date of the acquisition.

In July 2001, the Company entered the major metropolitan areas of northern California including San Francisco, Oakland, Sacramento, Stockton and Modesto, through the acquisition of certain portable storage assets from A-Quik–Space Storage Container Company Incorporated. Additionally, the Company purchased the portable storage assets of Container Storage Rental, LLC, a privately owned leasing company operating in Nashville, Tennessee. The Company paid cash of approximately $4.9 million in connection with these two transactions. At August 3, 2001, the Company operated 34 branches located in 18 states.

NOTE I — On March 20, 2001 the Company completed a public offering of 2,875,000 shares of its common stock. Of the shares sold, 2,239,713 shares were sold by the Company and 635,287 shares were sold by selling shareholders. The Company received gross proceeds of approximately $50.2 million. The Company is using the net proceeds to fund its lease fleet and branch expansion and for working capital having initially used these proceeds to reduce borrowings under its line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to
Three Months Ended June 30, 2000

     Total revenues for the quarter ended June 30, 2001 increased by $5.8 million, or 26.8%, to $27.5 million from $21.7 million for the same period in 2000. Leasing revenues for the quarter increased by $5.6 million, or 30.7%, to $23.7 million from $18.2 million in the same period of 2000. This increase resulted from a 29.9% increase in the average number of portable storage units on lease and a 0.6% increase in the average rent per unit. In the quarter ended June 30, 2001, our internal lease revenues in markets opened for at least one year (excluding acquisitions in those markets) grew at a rate of 25.4%. Our sales of portable storage units for the three months ended June 30, 2001 increased by 7.8% to $3.6 million from $3.4 million in the same period in 2000.

     Cost of sales for the quarter ended June 30, 2001 increased to 67.1% on sales revenues of $3.6 million from 64.9% on sales revenues of $3.4 million in the same quarter in 2000.

     Leasing, selling and general expenses increased $2.7 million, or 25.4%, to $13.5 million for the quarter ended June 30, 2001, from $10.8 million for the same period in 2000. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 49.1% in the quarter ended June 30, 2001, from 49.7% for the same period in 2000. The increase in leasing-related expenses is primarily due to leasing continuing to be a larger percentage of the business in 2001 as compared with 2000. In addition, economies of scale achieved at our more established branches as their lease fleets have grown were offset by higher leasing related expenses (as a percentage of revenues) at newer branches which had fewer containers on rent. In general, a new branch initially has lower profit margins until the branch’s fixed operating costs are spread over a larger lease fleet which is developed as the branch grows and matures.

     Depreciation and amortization expenses increased by $480,000, or 32.5%, to $2.0 million in the quarter ended June 30, 2001, from $1.5 million during the same period in 2000. The increase is due to our larger lease fleet and amortization of goodwill associated with our acquisitions.

     Interest expense remained relatively unchanged at $2.3 million for the quarter ended June 30, 2001, compared to $2.2 million for the same period in 2000. Our average debt outstanding for the three months ended June 30, 2001 compared to the same period in 2000, increased by 10.5%, primarily from increased borrowings under our credit facility to expand our lease fleet and fund our branch expansion. This was offset by a decrease in the weighted average interest rate on our debt from 7.5% for the three months ended June 30, 2000 to 6.7% for the three months ended June 30, 2001, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 7.1% in 2001 and 7.8% in 2000.

     Provision for income taxes was based on an annual effective tax rate of approximately 39.0% for both quarters ended June 30, 2001 and 2000.

     Net income for the three months ended June 30, 2001, was $4.5 million, an increase of 44.3%, compared to $3.1 million for the same period in 2000. Net income as a percentage of total revenues increased 2.0% in the second quarter of 2001 to 16.3%, compared to 14.3% in the same period in 2000.

Six Months Ended June 30, 2001 Compared to
Six Months Ended June 30, 2000

     Total revenues for the six months ended June 30, 2001 increased by $11.8 million, or 29.2%, to $52.3 million from $40.4 million for the same period in 2000. Leasing revenues for the six months ended June 30, 2001 increased by $11.6 million, or 35.0%, to $44.9 million from $33.2 million in the same period of 2000. This increase resulted from a 35.3% increase in the average number of portable storage units on lease, partially offset by a 0.2% decrease in the average rent per unit. In the six months ended June 30, 2001, our internal lease revenues in markets opened for at least one year (excluding acquisitions in those markets) grew at a rate of 24.2%. Our sales of portable storage units for the six months ended June 30, 2001 increased by 3.1% to $7.1 million from $6.9 million in the same period in 2000.

     Cost of sales for the six months ended June 30, 2001 increased to 66.4% on sales revenues of $7.1 million from 64.7% on sales revenues of $6.9 million in the same period in 2000.

     Leasing, selling and general expenses increased $6.1 million, or 30.4%, to $26.0 million for the six months ended June 30, 2001, from $19.9 million for the same period in 2000. Leasing, selling and general expenses, as a percentage of total revenues, increased to 49.8% in the six months ended June 30, 2001, from 49.3% for the same period in 2000. The increase in leasing-related expenses is primarily due to leasing becoming a larger percentage of the business in 2001 as compared with 2000. In addition, economies of scale achieved at our more established branches as their lease fleets have grown, were offset by higher leasing related expenses (as a percentage of revenues) at newer branches which had fewer containers on rent. In general, a new branch initially has lower profit margins until the branch’s fixed operating costs are spread over a larger lease fleet which is developed as the branch grows and matures.

     Depreciation and amortization expenses increased by $982,000, or 35.5%, to $3.7 million in the six months ended June 30, 2001, from $2.8 million during the same period in 2000. The increase is due to our larger lease fleet and amortization of goodwill associated with our acquisitions.

     Interest expense increased by $1.3 million, or 35.1%, to $5.2 million for the six months ended June 30, 2001, compared to $3.8 million for the same period in 2000. The increase is primarily the result of higher average debt outstanding during 2001. Our average debt outstanding increased by 40.1%, primarily from additional borrowings under our credit facility to expand our lease fleet and fund our branch expansion. This was offset by a decrease in the weighted average interest rate on our debt from 7.3% for the six months ended June 30, 2000 to 7.0% for the six months ended June 30, 2001, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 7.5% in 2001 and 7.7% in 2000.

     Provision for income taxes was based on an annual effective tax rate of 39.0% for the six months ended June 30, 2001 and 2000.

     Net income for the six months ended June 30, 2001, was $7.7 million, an increase of 33.2% compared to $5.8 million for the same period in 2000. Net income as a percentage of total revenues increased 0.4% in the six months ended June 30, 2001 to 14.7% as compared to 14.3% in the same period in 2000. The number of shares deemed outstanding under applicable accounting principles at June 30, 2001 increased 21.3% to 14.0 million from 11.6 million at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Growing our lease fleet is very capital intensive. We have financed the growth of our lease fleet and our higher working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility.

     Operating Activities. Our operations provided net cash flow of $8.9 million during the six months ended June 30, 2001, and $12.1 million during the same period in 2000. In 2001, cash flow provided by net income, depreciation, amortization and deferred income taxes increased by $3.9 million. However, these increases were offset by a reduction in accounts payable in 2001 versus a $4.3 million increase in 2000 and by an increase of $3.3 million in our level of inventories as we expanded our operations at existing and new branches.

     Investing Activities. Net cash used in investing activities was $39.7 million for the six months ended June 30, 2001, and $50.8 million for the same period in 2000. This decrease was due to a reduced level of business acquisition activity in 2001 compared to 2000, but that decrease was partially offset by higher levels of capital expenditures for lease fleet expansion in the 2001 period. Capital expenditures for our lease fleet were $29.7 million for the six months ended June 30, 2001, and $21.3 million for the same period in 2000. Capital expenditures for property, plant and equipment were $4.4 million during the six months ended June 30, 2001, and $3.8 million for the same period in 2000. We spent $5.7 million during the six months ended June 30, 2001, and $25.7 million for the same period in 2000 for acquisitions.

     Financing Activities. Net cash provided by financing activities was $30.3 million for the six months ended June 30, 2001, and $38.7 million for the same period in 2000. During the six months ended June 30, 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.2 million. These proceeds were used to pay down our borrowings outstanding under our line of credit. We then use borrowings from the line of credit to continue to fund our lease fleet and branch expansion and for working capital.

     Our principal source of liquidity has been our credit facility, which currently consists of a revolving line of credit and a term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of August 3, 2001, we had $129.7 million of outstanding borrowings under our $160.0 million revolving line of credit, and $30.3 million of additional borrowings were available under the credit facility.

     We have entered into Interest Rate Swap Agreements under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our revolving line of credit so that the rate is based upon a spread from fixed rates, rather than a spread from the Eurodollar rate. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the Eurodollar rate. These swap agreements are covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income of $516,000, net of applicable income tax benefit of $330,000. See Note G to the Notes to Condensed Consolidated Financial Statements included at Part I, Item 1 of this Report.

     We believe that our working capital, together with our cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations and planned growth for at least 12 months.

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

     Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2001, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. During the six months ended June 30, 2001, in accordance with SFAS No. 133 we recorded a $516,000 charge to comprehensive income, net of applicable income tax benefit of $330,000, related to the fair value of our interest rate swap agreements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this Report which include such words as “believe”, “expect”, “intends” or “anticipates”, such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report, Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled “Factors That May Affect Future Operating Results”, which describes certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC’s World Wide Web site at http://www.sec.gov.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on June 20, 2001 in Phoenix, Arizona. On the record date for the annual meeting, 13,918,152 shares of common stock, were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposals and results from the annual meeting of stockholders.

	Number of Shares Voted:

	For	Withheld

Election of Directors, each to serve a three year term:

Lawrence Trachtenberg	10,930,576	1,511,904

Ronald J. Marusiak	12,347,238	95,242

				Broker
	For	Against	Abstain	Non-Vote

Approve amendments to the Company’s 1999 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan from 500,000 shares to 1,200,000 shares and to provide for the automatic annual grant to each non-employee director of options to purchase 7,500 shares of common stock beginning on August 1, 2002:	9,162,503	1,434,525	17,110	1,828,342

Ratification of appointment of Arthur Andersen LLP as the Independent Auditors for the fiscal year 2001:	12,416,681	15,563	10,236	None

     In addition to the election of two directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors are Steven G. Bunger, George E. Berkner, Stephen A McConnell and Carolyn A. Clawson.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None

Number	Description

10	Amended and Restated 1999 Stock Option Plan of the Registrant (as amended through June 20, 2001). Incorporated by reference to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2001 under cover of Schedule 14A.

(b)	Reports on Form 8-K: none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC. (Registrant)

Dated: August 14, 2001	/s/ Larry Trachtenberg Larry Trachtenberg Chief Financial Officer & Executive Vice President