Form 10-Q
period 2001-09-30
MOBILE MINI INC
filed 2001-11-14
CIK 911109

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

                For the quarterly period ended September 30, 2001

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

      As of November 2, 2001, there were outstanding 14,094,227 shares of the issuer's common stock, par value $.01.

================================================================================

                                MOBILE MINI, INC.
                            INDEX TO FORM 10-Q FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                             PAGE
                                                                            NUMBER
                                     PART I.
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
             December 31, 2000 and September 30, 2001                          3

          Condensed Consolidated Statements of Operations
             Three Months and Nine Months ended September 30, 2000 and
             September 30, 2001                                                4

          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2000 and September 30, 2001       6

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

                                    PART II.
                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    16

                                  SIGNATURES                                  17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MOBILE MINI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                           2000             2001
                                                                      -------------     -------------
                              ASSETS

Cash                                                                  $   1,528,526     $   1,379,035
Receivables, net of allowance for doubtful accounts of $1,618,000
 and $2,147,000, respectively                                            12,016,024        15,050,925
Inventories                                                              11,288,195        16,485,569
Portable storage unit lease fleet, net                                  195,864,789       256,528,928
Property plant and equipment, net                                        27,231,280        31,438,074
Deposits and prepaid expenses                                             5,291,275         8,642,557
Other assets, net                                                        26,740,061        33,333,698
                                                                      -------------     -------------
        TOTAL ASSETS                                                  $ 279,960,150     $ 362,858,786
                                                                      =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                      $   7,358,748     $  10,277,018
Accrued liabilities                                                       7,398,069        12,463,079
Line of credit                                                          138,700,000       148,600,000
Notes payable                                                            11,190,721         9,371,136
Obligations under capital leases                                            199,035           136,991
Deferred income taxes                                                    22,682,230        29,476,524
                                                                      -------------     -------------
        TOTAL LIABILITIES                                               187,528,803       210,324,748
                                                                      -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; $.01 par value, 95,000,000 shares authorized,
  11,594,584 and 14,081,202 issued and outstanding at
  December 31, 2000 and September 30, 2001, respectively                    115,917           140,812
Additional paid-in capital                                               62,854,726       112,304,210
Retained earnings                                                        29,460,704        42,381,936
                                                                      -------------     -------------
                                                                         92,431,347       154,826,958
Accumulated other comprehensive loss                                             --        (2,292,920)
                                                                      -------------     -------------
        TOTAL STOCKHOLDERS' EQUITY                                       92,431,347       152,534,038
                                                                      -------------     -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 279,960,150     $ 362,858,786
                                                                      =============     =============


   See the accompanying notes to these condensed consolidated balance sheets.

                                MOBILE MINI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2000              2001
                                                 ------------      ------------
REVENUES:
   Leasing                                       $ 20,513,767      $ 26,223,907
   Sales                                            3,154,420         4,023,099
   Other                                              185,696            65,883
                                                 ------------      ------------
                                                   23,853,883        30,312,889

COSTS AND EXPENSES:
   Cost of sales                                    2,038,833         2,596,366
   Leasing, selling and general expenses           11,873,310        14,650,855
   Depreciation and amortization                    1,580,147         2,107,381
                                                 ------------      ------------
INCOME FROM OPERATIONS                              8,361,593        10,958,287

OTHER INCOME (EXPENSE):
   Interest income                                      8,516             3,958
   Interest expense                                (2,650,737)       (2,392,407)
                                                 ------------      ------------
INCOME BEFORE PROVISION FOR INCOME TAXES            5,719,372         8,569,838
PROVISION FOR INCOME TAXES                          2,230,555         3,342,238
                                                 ------------      ------------
NET INCOME                                       $  3,488,817      $  5,227,600
                                                 ============      ============

EARNINGS PER SHARE:
BASIC                                            $       0.30      $       0.37
                                                 ============      ============
DILUTED                                          $       0.29      $       0.36
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:

BASIC                                              11,580,193        14,041,364
                                                 ============      ============
DILUTED                                            11,968,013        14,481,315
                                                 ============      ============


     See the accompanying notes to these condensed consolidated statements.

                                MOBILE MINI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     2000              2001
                                                 ------------      ------------
REVENUES:
   Leasing                                       $ 53,736,021      $ 71,081,947
   Sales                                           10,076,349        11,157,103
   Other                                              475,418           333,230
                                                 ------------      ------------
                                                   64,287,788        82,572,280

COSTS AND EXPENSES:
   Cost of sales                                    6,517,379         7,332,120
   Leasing, selling and general expenses           31,819,104        40,653,207
   Depreciation and amortization                    4,345,649         5,854,586
                                                 ------------      ------------
INCOME FROM OPERATIONS                             21,605,656        28,732,367

OTHER INCOME (EXPENSE):
     Interest income                                   76,893            31,219
     Interest expense                              (6,491,242)       (7,581,239)
                                                 ------------      ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           15,191,307        21,182,347
PROVISION FOR INCOME TAXES                          5,924,610         8,261,115
                                                 ------------      ------------
NET INCOME                                       $  9,266,697      $ 12,921,232
                                                 ============      ============

EARNINGS PER SHARE:
BASIC                                            $       0.80      $       0.97
                                                 ============      ============
DILUTED                                          $       0.78      $       0.94
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   SHARE EQUIVALENTS OUTSTANDING:

BASIC                                              11,526,538        13,303,839
                                                 ============      ============
DILUTED                                            11,931,521        13,757,536
                                                 ============      ============


     See the accompanying notes to these condensed consolidated statements.

                                MOBILE MINI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                   2000              2001
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  9,266,697      $ 12,921,232
  Adjustments to reconcile income to net cash provided
   by operating activities:
    Provision for doubtful accounts                               1,027,805         1,369,089
    Amortization of deferred loan costs                             320,048           449,812
    Amortization of accrued option compensation                          --            57,192
    Depreciation and amortization                                 4,345,649         5,854,586
    Loss on disposal of property, plant and equipment                81,861             8,580
    Deferred income taxes                                         6,122,077         8,260,260
  Changes in certain assets and liabilities, net of effect
   of businesses acquired:
    Increase in receivables                                      (3,621,430)       (4,403,990)
    Increase in inventories                                      (1,072,095)       (4,210,267)
    Increase in deposits and prepaid expenses                      (651,972)       (3,176,282)
    Increase in other assets                                     (1,033,976)          (98,014)
    Increase in accounts payable                                  3,672,921         2,918,270
    (Decrease) increase in accrued liabilities                     (266,169)          889,785
                                                               ------------      ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                 18,191,416        20,840,253
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired                             (25,889,448)      (13,669,150)
  Net purchases of portable storage unit lease fleet            (40,997,381)      (58,924,249)
  Net purchases of property, plant and equipment                 (5,251,505)       (5,825,559)
                                                               ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES                    (72,138,334)      (78,418,958)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                            53,944,696         9,900,000
  Proceeds from issuance of notes payable                           620,802           400,822
  Deferred financing costs                                               --            (6,344)
  Principal payments on notes payable                            (1,335,883)       (2,220,407)
  Principal payments on capital lease obligations                  (112,922)          (62,044)
  Exercise of warrants                                               39,041           251,525
  Issuance of common stock                                          278,866        49,165,662
                                                               ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 53,434,600        57,429,214
                                                               ------------      ------------

NET DECREASE IN CASH                                               (512,318)         (149,491)

CASH AT BEGINNING OF PERIOD                                         547,124         1,528,526
                                                               ------------      ------------

CASH AT END OF PERIOD                                          $     34,806      $  1,379,035
                                                               ============      ============


     See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These condensed financial statements should be read in conjunction with the Company's December 31, 2000 financial statements and accompanying notes thereto.

NOTE B - Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming that options were exercised at the beginning of each period or at the time of issuance. The following table shows the computation of earnings per share for the three month period and the nine month period ended September 30:

                                                                Three months ended               Nine months ended
                                                                   September 30,                    September 30,
                                                           ----------------------------     ----------------------------
                                                               2000            2001             2000            2001
                                                           ------------    ------------     ------------    ------------
BASIC:
Common shares outstanding, beginning of period               11,567,089      14,032,552       11,438,356      11,591,584
Effect of weighting shares:
   Weighted common shares issued                                 13,104           8,812           88,182       1,712,255
                                                           ------------    ------------     ------------    ------------

Weighted average number of common shares outstanding         11,580,193      14,041,364       11,526,538      13,303,839
                                                           ============    ============     ============    ============

Net income available to common shareholders                $  3,488,817    $  5,227,600     $  9,266,697    $ 12,921,232
                                                           ============    ============     ============    ============

Earnings per share                                         $       0.30    $       0.37     $       0.80    $       0.97
                                                           ============    ============     ============    ============

DILUTED:
Common shares outstanding, beginning of period               11,567,089      14,032,552       11,438,356      11,591,584
Effect of weighting shares:
   Weighted common shares issued                                 13,104           8,812           88,182       1,712,255
   Options assumed converted                                    302,032         388,783          316,810         387,214
   Warrants                                                      85,788          51,168           88,173          66,483
                                                           ------------    ------------     ------------    ------------

Weighted average number of common and common
equivalent shares outstanding
                                                             11,968,013      14,481,315       11,931,521      13,757,536
                                                           ============    ============     ============    ============

Net income available to common shareholders                $  3,488,817    $  5,227,600     $  9,266,697    $ 12,921,232
                                                           ============    ============     ============    ============

Earnings per share                                         $       0.29    $       0.36     $       0.78    $       0.94
                                                           ============    ============     ============    ============

NOTE C - Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

                                      December 31, 2000    September 30, 2001
                                      -----------------    ------------------
Raw material and supplies               $  8,756,336          $ 12,500,180
Work-in-process                              722,313             1,057,591
Finished portable storage units            1,809,546             2,927,798
                                        ------------          ------------
                                        $ 11,288,195          $ 16,485,569
                                        ============          ============

NOTE D - Property, plant and equipment consisted of the following at:

                                      December 31, 2000    September 30, 2001
                                      -----------------    ------------------
Land                                    $    777,668          $    777,668
Vehicles and equipment                    24,121,739            29,469,507
Buildings and improvements                 8,812,352             9,093,167
Office fixtures and equipment              4,840,134             5,411,233
                                        ------------          ------------
                                          38,551,893            44,751,575
Less accumulated depreciation            (11,320,613)          (13,313,501)
                                        ------------          ------------
                                        $ 27,231,280          $ 31,438,074
                                        ============          ============

NOTE E - The Company maintains a portable storage and portable office unit lease fleet consisting primarily of refurbished or manufactured containers and portable offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method with an approximate estimated useful life of 20 years and a salvage value estimate at approximately 50% to 70% of cost. In the opinion of management, estimated salvage values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to the lease fleet are expensed when incurred. As of September 30, 2001, the lease fleet totaled $266.1 million as compared to $202.5 million at December 31, 2000, less accumulated depreciation of $9.5 million and $6.6 million, respectively.

NOTE F - The Company's management approach to the disclosure of segment information includes evaluating each segment on which operating decisions are made based on performance, results and profitability. The Company currently has one reportable segment, its branch operations. The branch operations segment includes the leasing and sales of portable storage units to customers in the general geographic area of each branch. This segment also includes the Company's manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of the Company's products for leasing, sales or equipment additions to the Company's delivery system, and its discontinued dealer program.

The Company evaluates performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. The Company does not record intercompany revenues or expenses on transactions between its segments.

The Company's reportable segment concentrates on the Company's core business of leasing, manufacturing, and selling portable storage and office units. The operating segment has managers who meet regularly and are accountable to the chief executive officer for financial results and ongoing plans including the influence of competition.

For the Three Months Ended:

                                                        Branch
                                                      Operations          Other            Combined
                                                     ------------------------------------------------
September 30, 2000
Revenues from external customers                     $ 23,778,714      $     75,169      $ 23,858,883
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                12,816,638        (2,624,190)       10,192,448
Allocated interest expense                              2,650,737                --         2,650,737
Depreciation and amortization expense                   1,509,197            70,950         1,580,147
Segment profit (loss)                                   3,506,660           (17,843)        3,488,817

September 30, 2001
Revenues from external customers                     $ 30,009,751      $    303,138      $ 30,312,889
Segment profit (loss) before allocated interest,
  depreciation and amortization expense
                                                       15,493,377        (2,204,717)       13,288,660
Allocated interest expense                              2,392,407                --         2,392,407
Depreciation and amortization expense                   1,839,153           268,228         2,107,381
Segment profit (loss)                                   5,227,714              (114)        5,227,600
Other comprehensive loss, net of tax benefit           (1,776,781)               --        (1,776,781)

Reconciliation to Statement of Operations:                         For the Three Months Ended,
                                                            September 30, 2000    September 30, 2001
                                                            ------------------    ------------------
Segment profit before allocated interest, depreciation
  and amortization and income tax expense                      $ 10,192,448          $ 13,288,660
Depreciation and Amortization                                    (1,580,147)           (2,107,381)
Operating Leases                                                   (246,172)             (230,048)
Interest Income                                                      (8,516)               (3,958)
Allocated corporate items                                             3,980                11,014
                                                               ------------          ------------
Income From Operations                                         $  8,361,593          $ 10,958,287
                                                               ============          ============

For the Nine Months Ended:

                                                        Branch
                                                      Operations          Other           Combined
                                                     -----------------------------------------------
September 30, 2000
Revenues from external customers                     $ 64,161,830      $   125,958      $ 64,287,788
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                32,499,233       (5,814,402)       26,684,831
Allocated interest expense                              6,491,242               --         6,491,242
Depreciation and amortization expense                   4,051,487          294,162         4,345,649
Segment profit (loss)                                   9,293,875          (27,178)        9,266,697

September 30, 2001
Revenues from external customers                     $ 82,269,142      $   303,138      $ 82,572,280
Segment profit (loss) before allocated interest,
  depreciation and amortization expense                41,725,619       (6,406,461)       35,319,158
Allocated interest expense                              7,581,239               --         7,581,239
Depreciation and amortization expense                   5,428,689          425,897         5,854,586
Segment profit (loss)                                  12,931,842          (10,610)       12,921,232
Other comprehensive loss, net of tax benefit           (2,292,920)              --        (2,292,920)

Reconciliation to Statement of Operations:                         For the Nine Months Ended,
                                                            September 30, 2000    September 30, 2001
                                                            ------------------    ------------------
Segment profit before allocated interest, depreciation
  and amortization and income tax expense                      $ 26,684,831          $ 35,319,158
Depreciation and Amortization                                    (4,345,649)           (5,854,586)
Operating Leases                                                   (662,961)             (706,299)
Interest Income                                                     (76,893)              (31,219)
Allocated corporate items                                             6,328                 5,313
                                                               ------------          ------------
Income From Operations                                         $ 21,605,656          $ 28,732,367
                                                               ============          ============

As of:

                                                       Branch
                                                      Operations        Other          Combined
                                                     --------------------------------------------
September 30, 2000
Segment assets - lease fleet                         $175,030,324     $       --     $175,030,324
Segment assets - property, plant and equipment         25,955,821        999,843       26,955,664
Expenditures for long-lived assets - lease fleet       40,997,381             --       40,997,381
Expenditures for long-lived assets - PPE                4,803,035        448,470        5,251,505

September 30, 2001
Segment assets - lease fleet                         $256,528,928     $       --     $256,528,928
Segment assets - property, plant and equipment         30,374,955      1,063,119       31,438,074
Expenditures for long-lived assets - lease fleet       58,924,249             --       58,924,249
Expenditures for long-lived assets - PPE                5,646,354        179,205        5,825,559

NOTE G - New Accounting Pronouncements. The Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect results of operations or financial position.

The Company recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units are recognized monthly when the customer is invoiced, which is not materially different than on a straight-line basis.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was subsequently amended by SFAS No. 137 and No. 138. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, is effective January 1, 2001, for the fiscal year ended December 31, 2001. The Company has adopted SFAS No. 133 effective January 1, 2001. At September 30, 2001, SFAS No. 133 resulted in a charge to comprehensive income of $2.3 million, net of an applicable income tax benefit of $1.5 million.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). Upon initial adoption, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit. The Company is required to adopt SFAS No. 142 on January 1, 2002, and goodwill acquired in transactions that close after June 30, 2001 will not be amortized, in accordance with the new pronouncement. Management is assessing the impact of the adoption of SFAS No. 142 on the Company's financial statements. Amortization expense of goodwill was $835,000 and $650,000 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE H - In February 2001, the Company acquired substantially all the assets of KRJ Systems, Inc., a privately owned portable storage leasing company operating in the states of Kansas and Missouri. In April 2001, the Company purchased the portable storage assets of Giuffrey Bros./Cranes, Inc., which operated in the greater Milwaukee, Wisconsin area and also acquired the portable storage assets of Metrolina Truck and Trailer Service, Inc., which operated in the Charlotte, North Carolina area. In July 2001, the Company entered the major metropolitan areas of northern California including San Francisco, Oakland, Sacramento, Stockton and Modesto, through the acquisition of certain portable storage assets from A-Quik - Space Storage Container Company Incorporated. In July, the Company also purchased the portable storage assets of Container Storage Rental, LLC, a privately owned leasing company operating in Nashville, Tennessee. In August 2001, the Company acquired certain assets from A-1 Trailer Rentals, Inc. and an affiliate located in Raleigh, North Carolina which services the Raleigh, Durham and Chapel Hill markets, and also acquired certain assets from Rice Intermodal, Inc. and Stow-It Storage Container which complimented our existing operations in Chicago, Illinois and Salt Lake City, Utah, respectively.

The Company paid cash of approximately $13.7 million in connection with these transactions. At November 2, 2001, the Company operated 35 branches located in 18 states.

The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, Business Combinations for all acquisitions completed prior to July 1, 2001 and acquisitions completed subsequent to July 1, 2001 were accounted for under SFAS 141. Accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date.

The purchase price of the acquired operations were paid for as follows:

                 Cash                            $ 13,564,000
                 Other Acquisition Costs              105,000
                                                 ------------
                      Total                      $ 13,669,000
                                                 ============

The fair value of assets purchased has been allocated as follows:

           Tangible assets                                 $  6,134,000
           Deposits, prepaid expenses and other assets          175,000
           Goodwill                                           7,776,000
           Assumed liabilities                                 (416,000)
                                                           ------------
                Total                                      $ 13,669,000
                                                           ============

Goodwill for acquisitions completed through June 30, 2001, is amortized using the straight-line method over 25 years from the date of the acquisition. Goodwill for acquisitions after June 30, 2001 is not being amortized in accordance with SFAS No. 142.

NOTE I - On March 20, 2001, the Company completed a public offering of 2,875,000 shares of its common stock. Of the shares sold, 2,239,713 shares were sold by the Company and 635,287 shares were sold by selling shareholders. The Company received gross proceeds of approximately $50.2 million. The Company is using the net proceeds of $47.2 million to fund its lease fleet and branch expansion and for working capital, having initially used these proceeds to reduce borrowings under its line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000


      Total revenues for the quarter ended September 30, 2001 increased by $6.5 million, or 27.1%, to $30.3 million from $23.9 million for the same period in 2000. Leasing revenues for the quarter increased by $5.7 million, or 27.8%, to $26.2 million from $20.5 million in the same period of 2000. This increase resulted from a 27.4% increase in the average number of portable storage units on lease and a 0.3% increase in the average rent per unit. In the quarter ended September 30, 2001, our internal lease revenues in markets opened for at least one year (excluding acquisitions in those markets) grew at a rate of 22.8%. Our sales of portable storage units for the three months ended September 30, 2001 increased by 27.5% to $4.0 million from $3.2 million in the same period in 2000.

      Cost of sales is associated only with the cost of units that we have sold during this comparative period. Cost of sales for the quarter ended September 30, 2001 remained about level at 64.5% on sales revenues of $4.0 million as compared with 64.6% on sales revenues of $3.2 million in the same quarter in 2000.

      Leasing, selling and general expenses increased $2.8 million, or 23.4%, to $14.7 million for the quarter ended September 30, 2001, from $11.9 million for the same period in 2000. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 48.3% in the quarter ended September 30, 2001, from 49.8% for the same period in 2000. The increase in leasing-related expenses was primarily related to the 27.8% increase in leasing revenues. The decline in these expenses as a percentage of revenue resulted primarily from economies of scale achieved at our more established branches as their lease fleets have grown and they have taken advantage of high margins on incremental lease revenue. This was partially offset by higher leasing related expenses (as a percentage of revenues) at newer branches which had fewer containers on rent. In general, a new branch initially has lower operating margins until the branch's fixed operating costs are spread over a larger lease fleet which is developed as the branch grows and matures.

      Depreciation and amortization expenses increased $527,000, or 33.4%, to $2.1 million in the quarter ended September 30, 2001, from $1.6 million during the same period in 2000. The increase is due to our larger lease fleet and amortization of goodwill associated with our acquisitions.

      Interest expense decreased $258,000, or 9.7%, to $2.4 million for the quarter ended September 30, 2001, compared to $2.7 million for the same period in 2000. Our average debt outstanding for the three months ended September 30, 2001, compared to the same period in 2000, increased by 17.4%, primarily due to increased borrowings under our credit facility to fund the growth of our business. This increase in borrowings was more than offset by a decrease in the weighted average interest rate on our debt from 8.4% for the three months ended September 30, 2000 to 6.5% for the three months ended September 30, 2001, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 6.1% in 2001 and 8.0% in 2000.

      Provision for income taxes was based on an annual effective tax rate of 39.0% for the three months ended September 30, 2001 and 2000.

      Net income for the three months ended September 30, 2001, was $5.2 million, an increase of 49.8%, compared to $3.5 million for the same period in 2000. Net income as a percentage of total revenues increased 2.6% in the second quarter of 2001 to 17.2%, compared to 14.6% in the same period in 2000.

                NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

      Total revenues for the nine months ended September 30, 2001 increased by $18.3 million, or 28.4%, to $82.6 million from $64.3 million for the same period in 2000. Leasing revenues for the nine months ended September 30, 2001 increased by $17.3 million, or 32.3%, to $71.1 million from $53.7 million in the same period of 2000. This increase resulted from a 32.3% increase in the average number of portable storage units on lease, while the average rent per unit remained constant during both nine month periods. In the nine months ended September 30, 2001, our internal lease revenues in markets opened for at least one year (excluding acquisitions in those markets) grew at a rate of 23.6%. Our sales of portable storage units for the nine months ended September 30, 2001 increased by 10.7% to $11.2 million from $10.1 million in the same period in 2000.

      Cost of sales is associated only with the cost of units that we have sold during this comparative period. Cost of sales for the nine months ended September 30, 2001 increased to 65.7% on sales revenues of $11.2 million from 64.7% on sales revenues of $10.1 million in the same period in 2000.

      Leasing, selling and general expenses increased $8.8 million, or 27.8%, to $40.7 million for the nine months ended September 30, 2001, from $31.8 million for the same period in 2000. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 49.2% in the nine months ended September 30, 2001, from 49.5% for the same period in 2000. The increase in leasing-related expenses was primarily related to the 32.3% increase in leasing revenues. The decline in these expenses as a percentage of revenue resulted primarily from economies of scale achieved at our more established branches as their lease fleets have grown and they have taken advantage of high margins on incremental lease revenue. This was partially offset by higher leasing related expenses (as a percentage of revenues) at newer branches which had fewer containers on rent. In general, a new branch initially has lower operating margins until the branch's fixed operating costs are spread over a larger lease fleet which is developed as the branch grows and matures.

      Depreciation and amortization expenses increased by $1.5 million, or 34.7%, to $5.9 million in the nine months ended September 30, 2001, from $4.3 million during the same period in 2000. The increase is due to our larger lease fleet and amortization of goodwill associated with our acquisitions prior to June 30, 2001.

      Interest expense increased by $1.1 million, or 16.8%, to $7.6 million for the nine months ended September 30, 2001, compared to $6.5 million for the same period in 2000. The increase is primarily the result of higher average debt outstanding during 2001. Our average debt outstanding increased by 31.2%, primarily due to additional borrowings under our credit facility to fund the growth of our business. This was offset by a decrease in the weighted average interest rate on our debt from 7.6% for the nine months ended September 30, 2000 to 6.7% for the nine months ended September 30, 2001, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 7.1% in 2001 and 8.0% in 2000.

      Provision for income taxes was based on an annual effective tax rate of 39.0% for the nine months ended September 30, 2001 and 2000.

      Net income for the nine months ended September 30, 2001, was $12.9 million, an increase of 39.4% compared to $9.3 million for the same period in 2000. Net income as a percentage of total revenues increased 1.2% in the nine months ended September 30, 2001 to 15.6% as compared to 14.4% in the same period in 2000. The diluted weighted number of common shares outstanding at September 30, 2001 increased 15.3% to 13.8 million from 11.9 million at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Growing our lease fleet is very capital intensive, and the amount of capital we need at any particular time is dependent principally upon the extent of growth of our lease fleet that we have targeted. We have financed the growth of our lease fleet and our higher working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility.

      Operating Activities. Our operations provided net cash flow of $20.8 million during the nine months ended September 30, 2001, and $18.2 million during the same period in 2000. In 2001, cash flow provided by income before depreciation, amortization and deferred income taxes increased by $7.3 million. However, this increase was partially offset by increases in accounts receivable, inventories, deposits and pre-paid expenses, all of which have grown in conjunction with the expansion of our operations at both our existing and our new branch locations.

      Investing Activities. Net cash used in investing activities was $78.4 million for the nine months ended September 30, 2001, and $72.1 million for the same period in 2000. This increase was due to higher levels of lease fleet expansion in the 2001 period, which was partially offset by a reduced level of new branch acquisition activity in 2001 compared to 2000. Capital expenditures for our lease fleet were $58.9 million for the nine months ended September 30, 2001, and $41.0 million for the same period in 2000. Capital expenditures for property, plant and equipment were $5.8 million during the nine months ended September 30, 2001, and $5.3 million for the same period in 2000. We spent $13.7 million during the nine months ended September 30, 2001, compared to $25.9 million during the same period in 2000 for acquisitions.

      Financing Activities. Net cash provided by financing activities was $57.4 million for the nine months ended September 30, 2001, and $53.4 million for the same period in 2000. During the nine months ended September 30, 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.2 million. These proceeds were used to temporarily pay down our borrowings outstanding under our line of credit. We then use borrowings from the line of credit to continue to fund our lease fleet and branch expansion and for working capital.

      Our principal source of liquidity has been our credit facility, which currently consists of a revolving line of credit and a term loan. The interest rate under our credit facility is determined quarterly, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of November 2, 2001, we had $153.2 million of outstanding borrowings under our $160.0 million revolving line of credit, and $6.8 million of additional borrowings were available under the credit facility.

      We have entered into Interest Rate Swap Agreements under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our revolving line of credit so that the rate is based upon a spread from fixed rates, rather than a spread from the Eurodollar rate. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the Eurodollar rate. These swap agreements are covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income of $2.3 million, net of applicable income tax benefit of $1.5 million. See Note G to the Notes to Condensed Consolidated Financial Statements included at Part I, Item 1 of this Report.

      We believe that our working capital, together with our cash flow from operations and borrowings available under our credit facility, which we currently expect to expand during the first quarter of 2002, will be sufficient to fund our operations and planned growth for at least 12 months.

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

      Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2001, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. During the nine months ended September 30, 2001, in accordance with SFAS No. 133 we recorded a $2.3 million charge to comprehensive income, net of applicable income tax benefit of $1.5 million, related to the fair value of our interest rate swap agreements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements in this Report which include such words as "believe", "expect", "intends" or "anticipates", such as the statement regarding our ability to meet our obligations and capital needs during the next 12 months, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the Eurodollar rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled "Factors That May Affect Future Operating Results", in which we discuss certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company's Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC's World Wide Web site at http://www.sec.gov.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS:


NUMBER                           DESCRIPTION
10.3.1(12)      Second Amendment to Amended and Restated Credit Agreement and
                Consent of Guarantors


(b)         REPORTS ON FORM 8-K:  none

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MOBILE MINI, INC.
                                             (Registrant)



Dated November 14, 2001                       /s/ Larry Trachtenberg
                                             ---------------------------------
                                                  Larry Trachtenberg
                                                  Chief Financial Officer &
                                                  Executive Vice President

                                 EXHIBIT INDEX


NUMBER                           DESCRIPTION
10.3.1(12)      Second Amendment to Amended and Restated Credit Agreement and
                Consent of Guarantors