Form 10-K
period 2001-12-31
MOBILE MINI INC
filed 2002-04-01
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.	Commission File Number 1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0748362 (IRS Employer Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of Principal Executive Offices)

(480) 894-6311
(Registrant’s Telephone Number)

Securities Registered Under Section 12(g) of the Exchange Act:

Title of Class Common Stock, $.01 par value Preferred Share Purchase Rights	Name of Each Exchange on Which Registered Nasdaq National Market

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

The aggregate market value on March 15, 2002 of the voting stock owned by non-affiliates of the registrant was approximately $479.7 million (calculated by excluding all shares held by executive officers, directors and non-institutional holders of five percent or more of the voting power of the registrant, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

As of March 15, 2002, there were outstanding 14,230,307 shares of the issuer’s common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 14 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 47.

PART I

Except for historical information, the following description of Mobile Mini’s business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below in Item 1 in this report under the heading “Factors That May Affect Future Operating Results.”

ITEM 1. DESCRIPTION OF BUSINESS.

         We are the nation’s largest provider of portable storage solutions through our lease fleet of over 71,000 portable storage and office units. At March 15, 2002, we had 36 branches and operate in 19 states. Our products provide secure, accessible temporary storage for a diversified client base of over 52,000 customers, including Wal-Mart, Motorola, Frito Lay, Holiday Inns, Target, Home Depot, numerous municipalities and the United States military. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. We obtain our portable storage units by purchasing used ocean-going containers, which we refurbish and modify, and by manufacturing our own units. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as our patented security systems, multiple doors, electrical wiring and shelving. We also have a product line of both steel and wood office units in various sizes that we lease through our branch locations. In addition to our leasing operations, we sell new and used portable storage units and provide ancillary services.

         In 1996, we initiated a strategy of focusing on leasing instead of selling our portable storage units. We initiated this strategic shift because we believe leasing allows us to achieve strong growth, improved profitability and increased predictability of our business. Since 1996, we have increased our lease fleet by over 56,000 units, for a compound annual growth rate, or CAGR, of approximately 38.9%. We believe our leasing model is highly attractive because our steel portable storage units:

•	provide predictable, recurring revenues from leases with an average duration of approximately 20 months;

•	have average monthly lease rates that recoup our current unit investment within an average of 30 months;

•	have long useful lives, low maintenance and high residual values; and

•	produce incremental leasing operating margins above 60%.

         As a result of shifting our focus to leasing, we have achieved substantial increases in our revenues and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $99.7 million in 2001, representing a CAGR of 41.0%. Over this same period, our operating income increased from $4.7 million in 1996 to $40.6 million in 2001, representing a CAGR of 53.6% and our operating margin has grown from 11.2% in 1996 to 35.3% in 2001.

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

         The portable storage segment, in which our business operates, differs from the fixed self-storage segment because it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented with only a few national participants. Although there are no published estimates of the size of the portable storage segment, we believe the size of the segment is expanding due to increasing awareness of the advantages of portable storage.

         Our products also serve the mobile office industry. This industry provides temporary office space and is estimated to exceed $2.5 billion annually. We offer steel and wooden portable offices in varying lengths and widths, with lease terms averaging approximately 11 months.

         We also offer portable record storage units and many of our regular storage units are used for document and record storage. The documents and records storage industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.

         Our goal is to be the leading national provider of portable storage solutions. We believe that our competitive strengths and growth strategy, as outlined below, will enable us to achieve this goal.

Competitive Strengths

         Our competitive strengths include the following:

         Market Leadership. We have a lease fleet of about 71,000 portable storage units and are the largest provider of portable storage solutions in a majority of our markets. We believe we are creating brand awareness and that “Mobile Mini” is associated with high quality portable storage products and superior customer service. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

         Superior, Differentiated Products. We offer the industry’s broadest range of portable storage products in varying lengths and widths to better meet our customers’ temporary storage needs. Our manufacturing, refurbishment and maintenance capabilities enable us to offer products that our competitors are unable to match. Most competitors offer as portable storage containers only standard eight-foot-wide ocean-going shipping containers in 20-, 40- or 45-foot lengths, while our portable storage units range in size from five to 48 feet in length and eight to 10.5 feet in width. Our manufactured 10.5-foot wide units, introduced in 1998, provide 50% more usable storage space than the standard eight-foot-wide ocean-going containers offered by our competitors. Our products also have patented locking systems, multiple door options, electrical wiring, shelving and other customized features.

         Customer Service Focus. We believe that the portable storage industry is very service intensive and essentially local. Our entire organization is focused on providing high levels of customer service. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our salespeople work out of our local branch locations rather than from a centralized or regional call center. This allows them to interact directly with customers, better understand local market needs and develop each market in response to those needs. Our customized management information systems increase our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. As a result of this customer service focus, we enjoy high levels of repeat business and word-of-mouth referrals.

         Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We assist our salespeople by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow page and direct mail advertising is an integral part of our sales and marketing approach. In 2001, our total advertising costs were $5.2 million, and we mailed over 7.4 million product brochures to existing and prospective customers.

         Diverse Customer Base. During 2001, we served more than 52,000 customers across a wide range of industries and believe this diversity reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. Our diverse customer base also demonstrates the broad applications for our products and the opportunity to create future demand through targeted marketing. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. In 2001, our largest customer accounted for 6.1% of our leasing revenues. Our ten largest customers combined accounted for approximately 9.5% of our 2001 lease revenues.

         National Accounts Program. Our national presence in the US allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Our National Account Program currently serves over 250 customers. We also provide our national account customers with service guarantees which assure them that they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

         Customized Management Information Systems. We have made substantial investments in our management information systems to optimize fleet utilization, capture detailed customer data, improve financial performance and support our growth. Our management information systems enable us to carefully monitor the size, mix, utilization and lease rates of our lease fleet by branch on a daily basis. We have maintained an average annual utilization rate of our lease fleet above 82.5% while growing our lease fleet from 13,600 units in 1996 to almost 70,100 units at the end of 2001, representing a CAGR of 38.9%. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a scaleable PC-based wide area network that provides real-time transaction processing and detailed reports on a branch by branch basis.

         Flexibility Afforded By Manufacturing Capability. We design and manufacture our own portable storage units in addition to restoring and modifying used ocean-going containers. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors with more limited product offerings. Our manufacturing capability also provides us with an additional supply of units to support our growth.

Growth Strategy

Our growth strategy consists of the following:

         Focus on Core Portable Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe there is substantial demand for our portable storage units throughout the United States. Our focus on leasing has allowed us to increase our leasing revenues from $17.9 million in 1996 to $99.7 million in 2001, representing a CAGR of 41.0%, and expand our operating margins from 11.2% to 35.3% over the same period.

         Generate High Levels of Internal Growth. We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. We have historically been able to generate strong internal growth within our existing markets through aggressive marketing and lease fleet growth. In 2001, our internal lease revenues in markets opened for at least one year grew approximately 22.2%. When we measure internal growth, we do not include growth created by acquisitions. We believe that by increasing awareness of the benefits of portable storage and through our targeted marketing and advertising programs, we can continue to increase our leasing revenues and generate strong internal growth. For example, in the Los Angeles area, our largest market and a market we have served for over 12 years, we increased leasing revenues by approximately 19% in 2001 from their levels in 2000, demonstrating the high levels of internal growth we can realize from our existing branches.

         Continue Branch Expansion. We intend to use our branch model to expand to new markets throughout the United States. We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. These markets are currently being served by small, local competitors. In 1998, we began our expansion strategy by entering four new markets, three by acquisition and one by start-up. In 1999, we entered seven new markets, six by acquisition and one by start-up. In 2000, we entered 10 new markets, nine by acquisition and one by start-up, and in 2001, we entered six new markets, all by acquisition. We anticipate entering 6 to 12 new markets in 2002, and through February 2002 we have entered one new market through an acquisition. Whenever feasible, we enter a new market by acquiring the storage units and leases of a local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses.

         Introduce New Products. We attempt to introduce new products and new applications for our products through an active research and development effort. For example, in 1998 we introduced a 10.5-foot wide storage unit that has proven to be a popular product with our customers. In 1999, we completed the design of a records storage unit, which provides highly secure, on-site, easily accessible storage. We market this unit as a records storage solution for semi-active records. In 2000, we added mobile offices as a complementary product to better serve our customers. In 2001, we redesigned and improved our security locking system, making it easier to use, especially in colder climates and applied for a patent on the new design. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and demand for our portable storage solutions.

Products

         We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facilities employees. Some features of our different products are listed below:

•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies or brokers. These containers are often referred to as “ISO containers” because they must meet the standards set by the International Organization for Standardization (ISO) when they are used as ocean-going containers. ISO containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify ocean-going containers. Restoring typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our patented locking system. Modification typically involves splitting those containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. Typically, we manufacture “knock-down” units, which we ship to one of our seven branches with assembly capabilities or to third party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

•	Steel Mobile Office Units. We manufacture steel mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, proprietary doors and windows with security bars.

•	Wood Mobile Office Units. We added wood office units to our product line in 2000. We purchase these units, which range from 8 to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Records Storage Units. We market and manufacture proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12- and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers and Other Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard containers. However, many of these companies also have van trailers and other manufactured storage products that are inferior to standard containers. It is our goal to purge these sub-standard units from our fleet either as their initial rental period ends or within a few years. We do not refurbish these products.

         We purchase used ocean-going containers and refurbish and modify them at our facilities in Arizona, California, Colorado, North Carolina, Oklahoma and Texas. We also contract with third parties to refurbish and modify the units at their locations. We manufacture new portable storage units at our Arizona facility. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our portable storage units and mobile offices have estimated lives of 20 years from the date we acquire and refurbish them, with residual values of our per unit investment ranging from 50% for our mobile offices to 70% for our core steel product. Van trailers, which comprised approximately 1.2% of our lease fleet investment, are depreciated much more rapidly. For the past three years, our cost to repair and maintain our portable storage units averaged approximately 1.7% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

Product Lives And Durability

         Core Steel Products. Most of our fleet is comprised of refurbished and customized ISO containers, steel containers and record storage units we have manufactured and steel security offices. These products are built to last a long period of time with proper maintenance.

         We generally purchase ISO shipping containers when they are approximately 8 to 12 years old, at which time their useful life as ocean-going shipping containers is over. Because we do not have the same stacking and strength requirements as apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, truck them to our locations, refurbish them by removing any rust, paint them with a rust inhibiting paint, and add our locking system and further customize them, typically by adding our proprietary, easy opening door system.

         We maintain our steel containers on a regular basis by painting them on average every two to three years, removing rust, and occasionally replacing the wooden floor or a rusted panel. This maintenance, which is expensed as incurred, maintains the container in the similar condition to which it was in when we initially refurbished it.

         Our lenders have our containers appraised on a periodic basis, and the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that like the ISO containers, they will maintain their value as long as they are maintained in accordance with our strict maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate value of manufacture units based upon the age of the unit. During the most recent appraisal, by an independent firm chosen by our lenders and completed in January 2002, our fleet was appraised at a fair market value in excess of 120% of net book value.

         Approximately 13% of our 2001 revenue was derived from sales of storage and office units. Because the containers in the lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurrent basis, or unrefurbished and refurbished containers which we had recently acquired but not yet leased.

         In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. The following table shows the gross margin on containers and offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2001 based on the length of time in the lease fleet. Gross margins increase for containers in the lease fleet for greater lengths of time because, although these units have been depreciated based upon a 20 year useful life, and 70% salvage value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy. Our depreciation policy on our steel storage products is consistent with our largest competitor.

				Margin	Margin
	Number			Based on	Based on Net
	of Units	Sales Revenue	Original Cost(1)	Original Cost	Book Value

Sales fleet(2):	10,228	$36,740,144	$24,900,533	32.2%	32.2%

Lease fleet by period held before sale:

Less than 5 years	3,876	$15,048,359	$10,231,683	32.0%	33.8%

5 to 10 years	1,332	4,035,838	2,799,877	30.6%	37.0%

10 to 15 years	102	311,731	214,225	31.3%	41.9%

15 to 18 years	15	48,090	34,632	28.0%	42.7%

     (1) “Original cost” for purposes of this table includes (i) the price we paid for the unit plus (ii) the cost of our manufacturing, which includes both the cost of customizing units and refurbishment costs incurred, plus (iii) the freight charges to our branch where the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location.

     (2) Includes sales of unrefurbished ISO containers.

         Because steel storage containers keep their value when properly maintained, we are able to lease containers that have been in our lease fleet for various lengths of time at similar rates, without regard to the age of the container. Our lease rates vary by the size and type of unit leased, length of contractual term, custom features and the geographic location of our branch. To a degree, competition, market conditions and other factors can influence our leasing rates. The following chart shows, for containers that have been in our lease fleet for various periods of time, the average monthly lease rate that we currently receive for various types of containers. We have added our manufactured containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet for at least 10 years (we have been in business for approximately 18 years), and specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(by number of years in our lease fleet)
						Total Number/
		0 – 5	6 – 10	11 – 15	16 – 18	Average Dollar

Type 1	Number of Units	2,872	587	5	—	3,464

	Average rent	$84.05	$81.43	$75.83	—	$83.59

Type 2	Number of Units	1,020	184	59	—	1,263

	Average rent	$81.61	$82.63	$78.77	—	$81.63

Type 3	Number of Units	5,639	3,087	234	1	8,961

	Average rent	$81.72	$83.66	$84.37	$81.25	$82.46

Type 4	Number of Units	924	109	5	1	1,039

	Average rent	$117.95	$105.27	$102.92	$92.08	$116.53

Type 5	Number of Units	1,516	92	9	2	1,619

	Average rent	$126.86	$126.16	$134.81	$121.88	$126.86

Type 6	Number of Units	3,157	423	37	9	3,626

	Average rent	$132.49	$137.14	$136.30	$141.44	$133.09

Type 7	Number of Units	13,015	842	88	15	13,960

	Average rent	$114.70	$131.61	$131.72	$130.87	$115.85

Type 8	Number of Units	410	71	11	1	493

	Average rent	$172.47	$180.81	$167.70	$184.17	$173.59

         We believe any fluctuations in rental rates based on container age are primarily a function of the location of the branch from which the container was leased rather than age of the container. Some of the units added to our lease fleet over recent years have lower lease rates than the rates we typically obtain because the units are still on lease on terms (including lower rental rates) that were in place when we obtained the units in acquisitions.

         Wood Mobile Office Units. We began adding these units to the lease fleet in 2000. At December 31, 2001, we had 2,471 of these units at an average original book value of approximately $16,750 per unit. These units are manufactured by third parties and very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry.

         Because these units lose value over time, we may sell older units from time to time. However, at this time, our mobile offices are all under two years old.

         Because these units are so much more expensive than storage units, their addition has had the effect of increasing the average carrying value per unit in the lease fleet over the last two years.

         Because the operating margins on portable offices are lower than the margins on portable storage, and because we have added minimum inventories of these units to each branch (initially resulting in lower utilization rates), the addition of mobile offices has reduced our overall return on invested capital. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our cost of capital. This adds to our profitability.

         Van Trailers and Other Non-Core Storage Products. When we acquire companies in our industry, the acquired companies often have van trailers and other manufactured storage products that are sub-standard compared to our regular storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and resell them instead.

         Van trailers are our most prominent “non-core” storage product and make up slightly more than 1% of our initial investment in our lease fleet.

         Van trailers are initially manufactured to be affixed to trucks to move merchandise in interstate commerce. The initial cost of these units can be $18,000 or more. They are leased to, or purchased by, cross country truckers and other companies involved in cross country transportation of merchandise. They are made of light weight material in order to make them ideal for transport and have wheels and brakes. They are typically made of aluminum, but have steel base frames to maintain some structural integrity. Because of their light weight, moving parts, the heavy loads they carry and the wear and tear involved in hundreds of thousands of miles of transport, these units depreciate quite rapidly. This business and the cartage business described below are also very economically cyclical.

         Once these units become too old to use in interstate commerce without frequent maintenance and downtime, they are sold to companies that use them as “cartage trailers”. At this point, they may have a depreciated cost of approximately $5,000. As cartage trailers, they are used to move loads of merchandise much shorter distances and may be used to store goods for some period of time and then to move them from one part of a facility or a city to another part. They continue to depreciate quite rapidly until they reach the point where they are not considered safe or cost effective to move loaded with merchandise.

         At this point, near the end of the life cycle of a van trailer, it may be used for storage. Unlike a storage container, however, van trailers are much less secure, can fairly easily be stolen (as they are on wheels) and are unsightly. Most importantly, they are not ground level and, under the Occupational Safety and Health Administration (OSHA) regulations, must be attached to approved stairs or ramps to prevent accidents when they are accessed.

         Mobile Mini has found that when it markets steel storage containers against storage van trailers, customers recognize the superiority of containers. As a result, we believe that eventually the use of van trailers will be limited to dock height storage and to customers who must frequently move storage units.

         The average initial value given to the van trailers we have purchased in acquisitions is approximately $1,950, and we depreciate these units over 7 years down to a 20% residual value. As noted above, we sell these units as soon as practicable. A large part of our sales effort involves demonstrating to our customers the superiority of our containers to van trailers.

Portable Storage Lease Fleet Configuration

         Our lease fleet is comprised of different types of units. Throughout the year we add to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we refurbish and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of refurbishment, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage, installing new door, seals and locking system. Additional modification may involve the splitting of a unit to create several smaller units and adding customized features. The restoring and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40 foot units, and split them into two 20 foot units or one 25 foot and one 15 foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes custom features. Occasionally, we will sell units from our lease fleet to our customers.

         Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses.

We periodically review our depreciation policy against various factors, including the following:

•	Results of our lenders’ independent appraisal of our lease fleet;

•	Practices of the larger competitors in our industry;

•	Profit margins we are achieving on sales of depreciated units; and

•	Lease rates we obtain on older units.

         The table below outlines those transactions that effectively increased our lease fleet from $195.9 million to $277.0 million at December 31, 2001:

	Dollars	Units

Lease fleet at December 31, 2000, net	$195,864,789	55,472

Purchases:

Container purchases and containers obtained through acquisitions, including freight	14,362,903	7,417

Non-core units obtained through acquisitions, primarily trailer vans	1,446,344	726

Manufactured units:

Steel containers, combination units and steel security offices	30,901,811	5,504

New wood mobile offices	24,368,636	1,405

Refurbishment and customization:

Refurbishment or customization of 5,744 units purchased or acquired in the current year	5,973,372

Refurbishment or customization of 8,358 units purchased in a prior year	9,069,267	737	(1)

Refurbishment or customization of 3,076 units obtained through acquisition in a prior year	2,569,959

Other	169,117	59

Cost of sales from lease fleet	(3,616,406)	(1,250)

Depreciation	(4,089,457)

Lease fleet at December 31, 2001, net	$277,020,335	70,070

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

         The table below outlines the composition of our lease fleet at December 31, 2001:

	Net Book Value	Number of Units

Steel storage containers	$193,738,850	60,324

Offices	90,104,773	7,924

Van trailers	3,530,821	1,822

Other, primarily chassis	384,330

Accumulated depreciation	(10,738,439)

	$277,020,335	70,070

Branch Operations

         We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also, when cost effective, seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our branches also provide on-site storage of units under lease. The following table shows information about our branches:

		Approximate	Year
Location	Functions	Size	Established

Phoenix, Arizona	Leasing, on-site storage, sales	14 acres	1983

Tucson, Arizona	Leasing, on-site storage, sales	5 acres	1986

Los Angeles, California	Leasing, on-site storage, sales, refurbishment and assembly	15 acres	1988

San Diego, California	Leasing, on-site storage, sales	5 acres	1994

Dallas, Texas	Leasing, on-site storage, sales, refurbishment and assembly	17 acres	1994

Houston, Texas	Leasing, on-site storage, sales, refurbishment and assembly	7 acres	1994

San Antonio, Texas	Leasing, on-site storage, sales	8 acres	1995

Austin, Texas	Leasing, on-site storage, sales	5 acres	1995

Las Vegas, Nevada	Leasing and sales	2 acres	1998

Oklahoma City, Oklahoma	Leasing, sales, refurbishment and assembly	6 acres	1998

Albuquerque, New Mexico	Leasing and sales	4 acres	1998

Denver, Colorado	Leasing, sales, refurbishment and assembly	6 acres	1998

Tulsa, Oklahoma	Leasing and sales	5 acres	1999

Colorado Springs, Colorado	Leasing and sales	2 acres	1999

New Orleans, Louisiana	Leasing and sales	4 acres	1999

Memphis, Tennessee	Leasing and sales	8 acres	1999

Salt Lake City, Utah	Leasing, on-site storage, sales	3 acres	1999

Chicago, Illinois	Leasing and sales	4 acres	1999

Knoxville, Tennessee	Leasing and sales	5 acres	1999

Seattle, Washington	Leasing and sales	3 acres	2000

El Paso, Texas	Leasing and sales	4 acres	2000

Pharr, Texas	Leasing and sales	6 acres	2000

Corpus Christi, Texas	Leasing and sales	2 acres	2000

Jacksonville, Florida	Leasing and sales	4 acres	2000

Miami/ Ft. Lauderdale, Florida	Leasing and sales	5 acres	2000

Ft. Myers, Florida	Leasing and sales	3 acres	2000

Tampa, Florida	Leasing and sales	9 acres	2000

Orlando, Florida	Leasing and sales	5 acres	2000

Atlanta, Georgia	Leasing and sales	15 acres	2000

Kansas City, Kansas/ Missouri	Leasing and sales	5 acres	2001

Milwaukee, Wisconsin	Leasing and sales	5 acres	2001

Charlotte, North Carolina	Leasing, sales, and assembly	4 acres	2001

Nashville, Tennessee	Leasing and sales	6 acres	2001

San Francisco, California	Leasing and sales	4 acres	2001

Raleigh, North Carolina	Leasing, sales, and refurbishment	7 acres	2001

Columbus, Ohio	Leasing and sales	7 acres	2002

         Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our nine regional managers. Our regional managers, in turn, report to one of our two senior vice presidents. Incentive bonuses are a substantial portion of the compensation for these senior vice presidents, branch and regional managers.

         Each branch has its own sales force, a transportation department that delivers and picks up portable storage units from customers, and a branch manager. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units are stored by stacking them three high to maximize usable ground area. Our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

Sales and Marketing

         We have approximately 250 dedicated sales people at our branches and 13 people in management at our headquarters that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide high levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines.

         Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our management information system. This enables the sales and marketing team to share leads and other information and permits the headquarters staff to monitor and review sales and leasing productivity on a branch by branch basis. Our sales and marketing employees are compensated primarily on a commission basis.

         Our national presence in the US allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Our National Account Program currently serves over 250 customers. We also provide our national account customers with service guarantees which assure them that they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

         We advertise our products in the yellow pages and use a targeted direct mail program. In 2001, we mailed over 7.4 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $4.1 million in 2000 and $5.2 million in 2001.

Customers

         During 2001, more than 52,000 customers leased our portable storage units, compared to about 43,000 in 2000. Our customer base is diverse and consists of businesses in a broad range of industries. During 2001, our largest single customer was Wal-Mart, which accounted for 6.1% of our leasing revenues, and our next largest customer accounted for less than 1.3% of our leasing revenues. During 2000, our largest single customer was Wal-Mart, which accounted for 5.2% of our leasing revenues. Our next largest customer accounted for less than 3.0% of our leasing revenues in 2000. Our ten largest customers combined accounted for approximately 9.5% of our lease revenues in 2001 and approximately 10.4% of our lease revenues in 2000.

         We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2001 of our customers and how they use our portable storage and office units:

	Approximate
	Percentage of
	Units	Representative	Typical
Business	on Lease	Customers	Applications

Consumer service and retail businesses	43.9%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs

Construction	29.6%	General, electrical, plumbing and mechanical contractors, landscapers and residential homebuilders	Equipment and materials storage and job site offices

Consumers	10.9%	Homeowners	Backyard storage and storage of household goods during relocation or renovation

Industrial and commercial	8.0%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, document storage, in-plant offices and seasonal needs

Institutions, government agencies and others	7.6%	Hospitals, medical centers and military, Native American tribal governments and reservations and Federal, state, county and local agencies	Athletic equipment storage, disaster preparedness supplies, record storage, supplies, equipment storage, temporary office space and seasonal needs

Manufacturing

         We build new portable storage units, steel mobile offices and custom-designed steel structures and refurbish used ocean going containers at our Maricopa, Arizona manufacturing plant. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Many of our manufactured portable storage units are “knock-down” units, which we ship to one of our seven branches with assembly capabilities or to companies we hire to assemble units for us. We also refurbish used ocean-going containers at this plant and at our branches in Los Angeles, Houston, Dallas, Denver, Oklahoma City, Charlotte and Raleigh. We can ship up to twelve 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental US or Canada. We have about 210 manufacturing workers at our Maricopa facility, and about 295 manufacturing workers in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous companies have the facilities needed to perform refurbishment and assembly services for us on a contract basis.

         We purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our manufacturing and restoring operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials.

         Our manufacturing capacity protects us to some extent from price increases for used ocean-going containers. Used ocean-going containers vary in price from time to time based on market conditions. Should the price of used ocean-going containers increase substantially, we can increase our manufacturing volume and reduce the number of used steel containers we buy and refurbish.

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

Lease Terms

         Our portable storage unit leases have an average initial term of over eight months and provide for the lease to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of these leases has been 20 months and the average monthly rental rate for units on lease was $105 during 2001. Most of our portable storage units rent for approximately $50 to $205 per month. Our trailer vans normally lease for substantially lower amounts than our portable storage units.

         Our offices typically have a scheduled lease duration of over 12 months, and typically rent for $100 to $1,000 per month. Our leases provide that the customer is responsible for the cost of delivery at lease inception and pickup at lease termination. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are the responsibility of the customer.

Competition

         We face competition from several local companies and usually one or two regional or national companies in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. Our largest competitors include GE Capital Modular Space, Williams Scotsman, McGrath RentCorp, Mobile Storage Group, Inc. and Pac Van. We compete against Mobile Storage in the portable storage business and with GE Capital Modular Space, Williams Scotsman, McGrath RentCorp and Pac Van primarily in the mobile office business.

         In most markets our major competitors are companies that are much smaller than us, with limited financial resources. However, competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our lease rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to have a material adverse effect on our business and results of operations.

Employees

         As of March 15, 2002, we had approximately 1,355 full-time employees. Our employees are represented by the following major categories:

Management	70

Administrative	190

Sales and marketing	250

Manufacturing	505

Drivers and storage unit handling	340

         Our employees are not represented by a labor union. We consider our relations with our employees to be good.

Factors That May Affect Future Operating Results

         Our discussion and analysis in this report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They include words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, acquisition and growth strategy, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

         Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this report, for example, the availability to Mobile Mini of additional equity and debt financing that will be needed to continue to achieve growth rates similar to those of the last several years, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

         Mobile Mini undertakes no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Mobile Mini could also be adversely affected by other factors besides those listed here.

We must successfully manage our planned growth, and our growth may strain our management, operating and other resources.

         Our future performance will depend in large part on our ability to manage our planned growth. Our growth could strain our management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage our employees. We cannot be sure that we can integrate our future acquisitions and new branches into our operations. If we do not manage our growth effectively, some of our acquisitions and new branches may fail, and we may have to close unprofitable locations. Closing a branch would likely result in additional expenses that would cause our operating results to suffer.

Because we operate with a high amount of debt, fluctuations in interest rates could increase our operating costs, decrease profitability and limit our planned growth.

         Our operations are capital intensive, and we operate with a high amount of debt relative to our size. On February 11, 2002, we entered into a credit facility with a group of banks, which allowed us to borrow up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, of our lease fleet and certain amounts on accounts receivable, inventory and property, plant and equipment. Under this credit facility, we can borrow up to $250.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of March 15, 2002, we had borrowings of approximately $168.7 million under the credit facility, leaving approximately $81.3 million available for further borrowing, of which approximately $69.7 million was immediately available under the terms of the agreement. Our high amount of debt makes us more vulnerable to a downturn in the general economy or in the industries we serve. In addition, amounts we borrow under our credit facility bear interest at a variable rate. We have fixed the rate on $85 million of borrowings through interest rate swap agreements that expire in 2004. Because a significant portion of our indebtedness bears interest at floating rates, interest rate changes which result in higher prevailing interest rates will increase the amount of interest we have to pay on our debt. This could harm our profitability and our ability to grow as quickly as we plan.

         Under our credit facility, we must comply with a variety of covenants and restrictions. These include minimum fixed charge coverage, maximum debt ratio, minimum borrowing base availability and lease fleet utilization requirements. The terms of our credit facility also limit the amount we can spend on capital expenditures, business acquisitions, incurrence of additional debt and repurchases of our common stock as well as prohibit us from paying cash dividends. These covenants and restrictions could limit our ability to respond to market conditions and restrict our planned growth. If we fail to comply with any of these covenants and restrictions, the lenders have the right to refuse to lend us additional funds, and they may require early payment of amounts we owe them. If this happens, we may be unable to fund our operations and we would have to scale back our leasing activities. Furthermore, if we default, our lenders may foreclose on most of our assets because our assets serve as collateral to secure our obligations to our lenders.

We will need additional debt or equity to sustain our growth, and we may not be able to obtain this financing on acceptable terms.

         Our ability to continue growing at the pace we have historically grown at will depend in part on our ability to obtain either additional debt or equity financing. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying our lease fleet expansion or new branch openings.

A slowdown in the economy could reduce demand from some of our customers.

         In 2001, customers in the construction industries accounted for 30% of our leasing and sales revenues. This industry tends to be cyclical and particularly susceptible to slowdowns in the overall economy. If sustained economic slowdown occurs, we may experience less demand for leases and sales of our products. If we do, our results of operations may decline, and we may decide to slow the pace of our planned lease fleet growth and new branch expansion.

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

         Our strategy is to grow in part through branch expansion, either by acquisitions or new branch openings. This strategy involves a number of risks, including the following:

•	we may not find suitable acquisition targets or locations for new branches;

•	competition for acquisition candidates could cause purchase prices to significantly increase;

•	we may fail to adequately integrate the operations we acquire into our existing business structure;

•	the costs of completing an acquisition and integrating and operating it could be higher than we expect; and

•	we may acquire or start a branch in a new market that turns out not to have enough demand for our portable storage units to make the branch profitable.

There is uncertainty and risk in the supply and price of used ocean-going containers, which are a key component of our product line.

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

         We face competition from several local companies and usually from one or two regional or national companies in each of our current portable storage markets and from several national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. Some of our competitors have greater market share in some markets than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. This may require us to lower our lease rates as well, which would reduce our profitability in those markets.

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

         We manufacture, refurbish or modify portable storage units at seven branch locations. Our facilities are subject to regulation by several federal and state government agencies, including OSHA and the Environmental Protection Agency (EPA).

         Our facilities are subject to worker safety and health laws and regulations administered by OSHA. Our employees work with metal presses, heavy materials and welding equipment, and the possibility of injury is quite high. This means that OSHA is likely to inspect our facilities from time to time. If we were found to be out of compliance, we may have to pay fines or even reconfigure our operations at considerable cost. New OSHA regulations may be enacted in the future that could increase our cost of manufacturing and restoring portable storage units.

         Various environmental laws and regulations may expose us to liability for past or present spills, disposals or other releases of hazardous or toxic substances or waste products. This may be the case even if we did not know about or cause the problem. We generate waste and by-products from our painting operations, potentially exposing us to environmental liability or contamination. Federal or state agencies may impose more stringent disposal regulations for paint waste and by-products. This could increase our costs of manufacturing and restoring portable storage units.

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

The market price of our common stock has been volatile and may continue to be volatile and the value of your investment may decline.

         The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on the Nasdaq National Market. The market price of our common stock is likely to be affected by:

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

ITEM 2. DESCRIPTION OF PROPERTY.

         We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least 4 years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.

         We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is ten years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 166,600 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

Executive Officers of Mobile Mini, Inc.

         Set forth below is information respecting the name, age and position with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this report.

         Deborah K. Keeley has served as our Vice President of Accounting since August 1996 and Corporate Controller since September 1995. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 38.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock trades on the Nasdaq National Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the Nasdaq Stock Market.

	2000		2001

	HIGH	LOW	HIGH	LOW

Quarter ended March 31,	$22.00	$15.50	$27.75	$19.13

Quarter ended June 30,	25.50	15.75	34.65	25.00

Quarter ended September 30,	28.00	16.81	36.00	24.32

Quarter ended December 31,	23.00	16.38	39.85	25.20

         We had approximately 100 holders of record of our common stock on March 15, 2002, and we estimate that we have more than 2,000 beneficial owners of our common stock.

         Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business. Our credit agreement precludes the payment of cash dividends on our stock.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table shows our selected consolidated historical financial data for the stated periods. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this report.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share and operating data)
Consolidated Statements of Operations Data:

Revenues:

Leasing	$24,870	$36,461	$53,302	$76,084	$99,684

Sales	20,528	15,623	12,820	13,406	14,519

Other	685	593	531	686	520

Total revenues	46,083	52,677	66,653	90,176	114,723

Costs and expenses:

Cost of sales	14,546	10,730	8,506	8,681	9,546

Leasing, selling and general expenses	20,586	25,724	32,218	44,369	56,387

Depreciation and amortization	2,253	2,885	4,065	6,023	8,237

Income from operations	8,698	13,338	21,864	31,103	40,553

Other income (expense):

Interest income	4	31	47	80	34

Interest expense	(5,035)	(5,896)	(6,162)	(9,511)	(9,959)

Income before provision for income taxes and extraordinary item	3,667	7,473	15,749	21,672	30,628

Provision for income taxes	1,467	2,989	6,300	8,452	11,945

Income before extraordinary item	2,200	4,484	9,450	13,220	18,683

Extraordinary item, net of income tax benefit of $283 in 1999	—	—	(424)	—	—

Preferred stock dividend	—	—	(22)	—	—

Net income available to common stockholders	$2,200	$4,484	$9,004	$13,220	$18,683

Net income per share:

Basic:

Income before extraordinary item	$0.33	$0.57	$0.93	$1.15	$1.38

Extraordinary item	—	—	(0.04)	—	—

Net income	$0.33	$0.57	$0.89	$1.15	$1.38

Diluted:

Income before extraordinary item	$0.32	$0.53	$0.89	$1.11	$1.34

Extraordinary item	—	—	(0.04)	—	—

Net income	$0.32	$0.53	$0.85	$1.11	$1.34

Weighted average number of common and common share equivalents outstanding:

Basic	6,752	7,840	10,153	11,542	13,515

Diluted	6,800	8,417	10,640	11,944	13,954

Operating Data:

Number of branches (at year end)	8	12	19	29	35

Lease fleet units (at year end)(1)	18,051	25,768	37,077	55,472	70,070

Lease fleet utilization (annual average)	85.7%	87.0%	85.6%	85.3%	82.5%

Lease revenue growth from prior year	39.1%	46.6%	46.2%	42.7%	31.0%

Operating margin	18.9%	25.3%	32.8%	34.5%	35.3%

Net income margin	4.8%	8.5%	13.5%	14.7%	16.3%

Consolidated Balance Sheet Data:	At December 31,

	1997	1998	1999	2000	2001

Lease fleet, net(1)	$49,151	$76,590	$121,277	$195,865	$277,020

Total assets	84,052	116,790	178,392	279,960	376,506

Total debt	54,026	71,900	78,271	150,090	162,490

Stockholders’ equity	19,027	29,872	77,387	92,431	161,703

(1)	Excludes certain types of units (e.g., modular buildings) that we discontinued prior to 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

         The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1, “Description of Business — Factors That May Affect Future Operating Results” and included in other portions of this report.

Overview

         In 1996, we transitioned our business to focus on the leasing of portable storage units rather than their sale. This has caused the composition of our revenues and expenses to change. Leasing revenues as a percentage of our total revenues increased to 86.9% in 2001, from 84.4% in 2000, 80.0% in 1999, 69.2% in 1998, 54.0% in 1997 and 42.1% in 1996. The number of portable storage and office units in our lease fleet increased from 13,604 at the end of 1996 to 70,070 at the end of 2001, representing a CAGR of 38.9%.

         Our leasing revenues include all rent and ancillary revenues we receive for our portable storage and portable office units. Our sales revenues include sales of portable storage units and portable offices to customers. Our other revenues consist principally of charges for the delivery of the portable storage units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 1.7% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units). Our lease fleet units are depreciated on the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet in connection with acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We believe that over time the use of van trailers for portable storage is becoming less desirable and will only be used for dock height storage and by those who must frequently move their storage units.

Results of Operations

         The following table shows the percentage of total revenues represented by the key items that make up our statements of operations:

	Year Ended December 31,

	1997	1998	1999	2000	2001

Revenues:

Leasing	54.0%	69.2%	80.0%	84.4%	86.9%

Sales	44.5	29.7	19.2	14.9	12.7

Other	1.5	1.1	0.8	0.7	0.4

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:

Cost of sales	31.5	20.4	12.8	9.6	8.3

Leasing, selling and general expenses	44.7	48.8	48.3	49.2	49.2

Depreciation and amortization	4.9	5.5	6.1	6.7	7.2

Income from operations	18.9	25.3	32.8	34.5	35.3

Other expense:

Interest expense	(10.9)	(11.1)	(9.2)	(10.5)	(8.7)

Income before provision for income taxes and extraordinary item	8.0	14.2	23.6	24.0	26.7

Provision for income taxes	3.2	5.7	9.4	9.3	10.4

Income before extraordinary item	4.8	8.5	14.2	14.7	16.3

Extraordinary item and preferred stock dividend	—	—	(0.7)	—	—

Net income available to common stockholders	4.8%	8.5%	13.5%	14.7%	16.3%

2001 Compared to 2000

         Total revenues in 2001 increased by $24.6 million, or 27.2%, to $114.7 million from $90.2 million in 2000. Leasing revenues in 2001 increased by $23.6 million, or 31.0%, to $99.7 million from $76.1 million in 2000. This increase resulted from a 30.2% increase in the average number of portable storage units on lease and a 0.6% increase in the average rent per unit. In 2001, our internal growth rate was approximately 22.2%. We define internal growth as the growth in revenues in markets open one year or longer, excluding any revenues from operations acquired at locations in which we are already doing business. Our revenues from the sale of units increased by $1.1 million, or 8.3%, to $14.5 million in 2001 from $13.4 million in 2000.

         Cost of sales is associated only with the cost of units that we sold during this comparative period. Cost of sales increased by $0.9 million, or 10.0%, to $9.5 million in 2001 from $8.7 million in 2000. Cost of sales, as a percentage of sales revenues, increased to 65.7% in 2001 from 64.8% in 2000. This slight reduction in sales margins is not significant and not attributable to any particular factors. Gross margins in 2001 were more in line with margins in 1999 and 1998.

         Leasing, selling and general expenses increased $12.0 million, or 27.1%, to $56.4 million in 2001 from $44.4 million in 2000. Leasing, selling and general expenses, as a percentage of total revenues, was constant at 49.2% in both 2001 and 2000. These expenses as a percentage of total revenues declined at older branches, as we were able to benefit from economies of scale as those branches grew. This was offset by higher leasing, selling and general expenses as a percentage of total revenues at newer branches. In general, new branches initially have lower operating margins until their fixed operating costs are covered by higher leasing volumes that typically are not achieved until the branch has been operated for several years.

         Depreciation and amortization expenses increased by $2.2 million, or 36.7%, to $8.2 million in 2001 from $6.0 million in 2000. The increase was primarily due to our larger lease fleet, including mobile offices which depreciate at a faster rate than our steel storage containers, additional transportation and manufacturing equipment and amortization of goodwill associated with acquisitions completed in the first half of 2001.

         Interest expense increased by $0.5 million, or 4.7%, to $10.0 million in 2001 from $9.5 million in 2000. The increase was primarily the result of higher average debt outstanding during 2001. Our average debt outstanding increased by 26.2%, due to an additional borrowing under our credit facility to fund the growth of our business. During 2001, the largest portion of our growth was funded by net proceeds of $47.1 million from a public equity offering in March 2001 and by $37.5 million of cash generated from operations. We used some additional debt financing primarily to expand our lease fleet and fund our branch expansion. The weighted average interest rate on our debt decreased to 6.3% in 2001 from 7.7% in 2000, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 6.8% in 2001 and 8.1% in 2000.

         Provision for income taxes was based on an annual effective tax rate of 39.0% for both 2001 and 2000.

         Net income increased by $5.5 million, or 41.3%, to $18.7 million in 2001 from $13.2 million in 2000. Net income as a percentage of total revenues increased to 16.3% in 2001 from 14.7% in 2000. The increase in net income and net income as a percentage of total revenues primarily resulted from our higher leasing revenues in 2001 and the higher operating margins that occur as existing branches increase in size. The increase in net income as a percentage of revenues was also caused in part by $47.1 million of net proceeds from an equity offering in March, 2001. The proceeds were used to reduce debt, thereby reducing interest expense.

2000 Compared to 1999

         Total revenues in 2000 increased by $23.5 million, or 35.3%, to $90.2 million from $66.7 million in 1999. Leasing revenues in 2000 increased by $22.8 million, or 42.7%, to $76.1 million from $53.3 million in 1999. This increase resulted from a 44.5% increase in the average number of portable storage units on lease, partially offset by a 1.2% decrease in the average rent per unit. In 2000, our internal growth for lease revenues in markets opened for at least one year grew approximately 22.4%. Our revenues from the sale of units increased by $0.6 million, or 4.6%, to $13.4 million in 2000 from $12.8 million in 1999.

         Cost of sales increased by $0.2 million, or 2.1%, to $8.7 million in 2000 from $8.5 million in 1999. Cost of sales, as a percentage of sales revenues, decreased to 64.8% in 2000 from 66.3% in 1999. This reduction was primarily the result of lower per unit manufacturing and refurbishment costs of units sold.

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

         Operating Activities. Our operations provided net cash flow of $37.8 million in 2001, $24.9 million in 2000 and $18.9 million in 1999. Cash flow provided by income before depreciation, amortization and deferred income taxes increased by $11.2 million to $39.5 million in 2001, compared to $28.3 million in 2000. The growth of our business during recent years has required us to use more cash to support higher levels of accounts receivable and inventory, all of which have grown in conjunction with the expansion of our operations at both our existing and our new branch locations.

         Investing Activities. Net cash used in investing activities was $101.6 million in 2001, $95.3 million in 2000 and $55.4 million in 1999. This increasing use of cash resulted primarily from higher levels of capital expenditures for lease fleet and branch expansion. Capital expenditures for our lease fleet were $80.7 million in 2001, $62.6 million in 2000 and $30.4 million in 1999. Capital expenditures for property, plant and equipment were $6.9 million in 2001, $6.1 million in 2000 and $4.7 million in 1999. In addition, we spent $13.7 million in 2001, $26.7 million in 2000 and $28.3 million (including $8 million of mandatorily redeemable preferred stock) in 1999 for acquisitions.

         Financing Activities. Net cash provided by financing activities was $62.7 million in 2001, $71.3 million in 2000 and $36.0 million in 1999. During 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.1 million. During 2000, net cash provided by financing activities was provided by our credit facility, which we used to expand our lease fleet and finance our branch expansion. In 1999, net cash provided by financing activities was primarily from our public offering of approximately 3.0 million shares of common stock which resulted in net proceeds to us of approximately $35.6 million.

         At the end of December 31, 2001, we had a credit facility with a group of lenders that would have matured in March 2004. This facility consisted of a $160.0 million revolving line of credit and a $10.0 million term loan. On February 11, 2002, we refinanced the outstanding obligations under that credit facility with a group of lenders that provided a five-year $250.0 million revolving credit facility.

         Our principal source of liquidity continues to be our credit facility. The interest rate under our new credit facility is based on our quarterly ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA), similar to our previous credit agreement. During 2001, the average interest rate under the old credit facility was 6.3%, including the effect of the interest rate swap agreements. As of March 15, 2002 we had $168.7 million of outstanding borrowings under our new $250 million credit facility and approximately $69.7 million of additional borrowings were available to us under the facility. The initial borrowing rate under the new facility is the LIBOR rate plus 2%. Borrowings available under the new credit facility are based on our portable storage unit lease fleet, property, plant, equipment, and levels of inventories and receivables. Our lease fleet is appraised at least annually for purposes of the credit facility and any significant decline in the appraised value would have an adverse effect on our borrowing capacity under the facility.

         We have entered into interest rate swap agreements under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our credit facility so that the rate on $85 million of that debt is based upon a spread from fixed rates, rather than a spread from LIBOR. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate.

         We believe that our working capital, together with our cash flow from operations, borrowings under our credit facility and other available funding sources will be sufficient to fund our operations and planned growth for at least 12 months. If our operations were to generate less cash than we foresee, and if we for any reason lost our ability to borrow additional funds under the credit agreement, the principal effect on our business would be to limit our ability to grow our lease fleet beyond the level at which it stood at that time.

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

         Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2001, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. In accordance with SFAS No. 133 we recorded a $2.0 million charge to comprehensive income, net of applicable income tax benefit of $1.3 million, related to the fair value of our interest rate swap agreements. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

								Total Fair
	At December 31,						Total at	Value at

	($'s in 000's)						December 31,	December 31,

	2002	2003	2004	2005	2006	Thereafter	2001	2001

Liabilities Fixed Rate	$262	$81	$—	$—	$—	$—	$343	$343

Average interest rate							8.26%

Floating rate	$2,233	$2,233	$157,681	$—	$—	$—	$162,147	$162,147

Average interest rate							3.35%

Interest Rate Swaps Variable to fixed	$—	$—	$85,000	$—	$—	$—	$85,000	$85,000

Average pay rate							5.4%

Average receive rate							1 mo LIBOR-BBA

         We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described above, and we do not engage in such transactions for speculative purposes.

         On February 11, 2002, we entered into a new Loan and Security Agreement that refinanced the existing credit facility, including the term note. The table below represents, on a proforma basis, the scheduled maturities and the total fair value of our debt portfolio after giving effect to the terms of the agreement under the new credit facility:

								Total Fair
	Pro forma at December 31,						Total at	Value at

	($'s in 000's)						December 31,	December 31,

	2002	2003	2004	2005	2006	Thereafter	2001	2001

Liabilities Fixed Rate	$262	$81	$—	$—	$—	$—	$343	$343

Average interest rate							8.26%

Floating rate	$—	$—	$—	$—	$—	$162,147	$162,147	$162,147

Average interest rate							3.35%

Interest Rate Swaps Variable to fixed	$—	$—	$85,000	$—	$—	$—	$85,000	$85,000

Average pay rate							5.4%

Average receive rate							1 mo LIBOR-BBA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mobile Mini, Inc.:

         We have audited the accompanying consolidated balance sheets of MOBILE MINI, INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 11, 2002

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

ASSETS

Cash	$1,528,526	$505,980

Receivables, net of allowance for doubtful accounts of $1,618,000 and $2,280,000, respectively	12,016,024	15,748,036

Inventories	11,288,195	13,736,662

Portable storage unit lease fleet, net of accumulated depreciation of $6,649,000 and $10,738,000, respectively	195,864,789	277,020,335

Property, plant and equipment, net	27,231,280	31,611,002

Deposits and prepaid expenses	4,930,026	4,050,868

Other assets and intangibles, net	2,439,225	2,072,789

Goodwill	24,662,085	31,759,887

Total assets	$279,960,150	$376,505,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable	$7,358,748	$7,828,435

Accrued liabilities	7,398,069	13,326,901

Line of credit	138,700,000	153,701,900

Notes payable	11,190,721	8,674,604

Obligations under capital leases	199,035	113,971

Deferred income taxes	22,682,230	31,156,963

Total liabilities	187,528,803	214,802,774

Commitments and contingencies

Stockholders’ equity:

Common stock; $0.01 par value, 95,000,000 shares authorized, 11,591,584 and 14,223,957 issued and outstanding at December 31, 2000 and December 31, 2001, respectively	115,917	142,239

Additional paid-in capital	62,854,726	115,434,033

Retained earnings	29,460,704	48,143,791

Accumulated other comprehensive loss	—	(2,017,278)

Total stockholders’ equity	92,431,347	161,702,785

Total liabilities and stockholders’ equity	$279,960,150	$376,505,559

The accompanying notes are an integral part of these consolidated balance sheets.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

f

	For the years ended December 31,

	1999	2000	2001

Revenues:

Leasing	$53,302,300	$76,084,407	$99,683,720

Sales	12,820,357	13,405,502	14,519,329

Other	530,842	686,199	520,265

Total Revenues	66,653,499	90,176,108	114,723,314

Costs and expenses:

Cost of sales	8,505,609	8,680,794	9,545,897

Leasing, selling and general expenses	32,218,343	44,368,803	56,387,555

Depreciation and amortization	4,065,573	6,023,573	8,237,173

Income from operations	21,863,974	31,102,938	40,552,689

Other income (expense):

Interest income	47,135	79,954	34,456

Interest expense	(6,161,876)	(9,510,864)	(9,959,133)

Income before provision for income taxes and extraordinary item	15,749,233	21,672,028	30,628,012

Provision for income taxes	6,299,694	8,452,090	11,944,925

Income before extraordinary item	9,449,539	13,219,938	18,683,087

Extraordinary item, net of income tax benefit of $282,702	(424,053)	—	—

Net income	9,025,486	13,219,938	18,683,087

Preferred stock dividend	21,918	—	—

Net income available to common stockholders	$9,003,568	$13,219,938	$18,683,087

Earnings per share:

Basic:

Income before extraordinary item	$0.93	$1.15	$1.38

Extraordinary item	(0.04)	—	—

Net income	$0.89	$1.15	$1.38

Diluted:

Income before extraordinary item	$0.89	$1.11	$1.34

Extraordinary item	(0.04)	—	—

Net income	$0.85	$1.11	$1.34

Weighted average number of common and common share equivalents outstanding:

Basic	10,153,086	11,542,116	13,514,541

Diluted	10,640,438	11,943,707	13,954,086

The accompanying notes are an integral part of these consolidated statements.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 1999, 2000 and 2001

			Common
		Additional	Stock
	Common	Paid-in	To be
	Stock	Capital	Issued

Balance, December 31, 1998	$79,669	$22,054,927	$500,000

Net income	—	—	—

Issuance of common stock	29,650	36,513,398	—

Exercise of stock options	2,583	1,088,757	—

Exercise of warrants	1,626	876,109	—

Issuance of 85,468 shares of common stock	855	499,145	(500,000)

Preferred stock dividend (Preferred stock issued and redeemed in 1999)	—	—	—

Balance, December 31, 1999	114,383	61,032,336	—

Net income	—	—	—

Issuance of common stock	817	1,474,183	—

Exercise of stock options	615	297,293	—

Exercise of warrants	102	50,914	—

Balance, December 31, 2000	115,917	62,854,726	—

Net income

Market value change in derivatives, (net of income tax benefit of $1,289,735)	—	—	—

Comprehensive income	—	—	—

Issuance of common stock	22,395	47,125,069	—

Exercise of stock options	3,298	5,064,062	—

Exercise of warrants	629	313,921	—

Stock option compensation	—	76,255	—

Balance, December 31, 2001	$142,239	$115,434,033	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive	Stockholders’
	Earnings	Loss	Equity

Balance, December 31, 1998	$7,237,198	$—	$29,871,794

Net income	9,025,486	—	9,025,486

Issuance of common stock	—	—	36,543,048

Exercise of stock options	—	—	1,091,340

Exercise of warrants	—	—	877,735

Issuance of 85,468 shares of common stock	—	—	—

Preferred stock dividend (Preferred stock issued and redeemed in 1999)	(21,918)	—	(21,918)

Balance, December 31, 1999	16,240,766	—	77,387,485

Net income	13,219,938	—	13,219,938

Issuance of common stock	—	—	1,475,000

Exercise of stock options	—	—	297,908

Exercise of warrants	—	—	51,016

Balance, December 31, 2000	29,460,704	—	92,431,347

Net income	18,683,087		18,683,087

Market value change in derivatives, (net of income tax benefit of $1,289,735)	—	(2,017,278)	(2,017,278)

Comprehensive income	—	—	16,665,809

Issuance of common stock	—	—	47,147,464

Exercise of stock options	—	—	5,067,360

Exercise of warrants	—	—	314,550

Stock option compensation	—	—	76,255

Balance, December 31, 2001	$48,143,791	$(2,017,278)	$161,702,785

The accompanying notes are an integral part of these consolidated statements.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	1999	2000	2001

Cash Flows From Operating Activities:

Net income	$9,025,486	$13,219,938	$18,683,087

Adjustments to reconcile income to net cash provided by operating activities:

Extraordinary loss on early debt extinguishment	424,053	—	—

Provision for doubtful accounts	1,346,054	1,864,081	2,286,095

Amortization of deferred loan costs	570,687	455,670	599,825

Amortization of warrant discount	43,470	—	—

Amortization of stock option compensation	—	—	76,255

Depreciation and amortization	4,065,573	6,023,573	8,237,173

Loss on disposal of property, plant and equipment	68,744	77,645	5,392

Deferred income taxes	6,299,545	8,649,557	11,944,070

Changes in certain assets and liabilities, net of effect of businesses acquired:

Increase in receivables	(3,065,586)	(4,770,708)	(6,018,107)

Increase in inventories	(1,032,895)	(1,635,039)	(1,461,360)

(Increase) decrease in deposits and prepaid expenses	258,528	(4,313,336)	879,158

(Increase) decrease in other assets and intangibles	(21,360)	113,174	(57,120)

Increase in accounts payable	504,846	3,729,753	469,687

Increase in accrued liabilities	455,128	1,524,001	2,205,480

Net cash provided by operating activities	18,942,273	24,938,309	37,849,635

Cash Flows From Investing Activities:

Cash paid for businesses acquired	(20,325,181)	(26,711,224)	(13,697,571)

Net purchases of portable storage unit lease fleet	(30,407,183)	(62,573,114)	(80,675,559)

Net purchases of property, plant and equipment	(4,682,561)	(6,120,446)	(6,854,749)

Change in other assets	(2,910)	132,363	(390,293)

Net cash used in investing activities	(55,417,835)	(95,272,421)	(101,618,172)

Cash Flows From Financing Activities:

Net borrowings under lines of credit	14,454,488	67,061,936	15,001,900

Proceeds from issuance of notes payable	3,514,047	6,851,629	400,822

Deferred financing costs	(660,214)	(852,443)	(4,500)

Principal payments on subordinated debt	(6,900,000)	—	—

Principal payments on notes payable	(2,049,213)	(1,945,718)	(2,916,939)

Principal payments on capital lease obligations	(2,856,765)	(148,815)	(85,064)

Redemption of mandatorily redeemable preferred stock	(8,000,000)	—	—

Exercise of warrants	877,735	51,016	314,550

Issuance of common stock	37,634,388	297,909	50,035,222

Preferred stock dividend	(21,918)	—	—

Net cash provided by financing activities	35,992,548	71,315,514	62,745,991

Net (decrease) increase in cash	(483,014)	981,402	(1,022,546)

Cash at beginning of year	1,030,138	547,124	1,528,526

Cash at end of year	$547,124	$1,528,526	$505,980

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$5,453,406	$8,341,809	$9,532,467

Cash paid during the year for income taxes	$93,294	$166,874	$254,810

The accompanying notes are an integral part of these consolidated statements.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

         Supplemental Disclosure of Noncash Activities:

         In 2001, Mobile Mini had interest rate swaps that hedged $85.0 million of variable rate debt. The interest rate swaps have an average interest rate of 5.4%. At December 31, 2001, under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, $3.3 million and $1.3 million was charged to accrued liabilities and deferred income taxes, respectively. (See Note 3 – Line of Credit.)

         In 2001, 329,750 employee stock options were exercised. A portion of these options were non-qualified options and yielded a tax benefit to Mobile Mini of approximately $2.2 million.

         In 2000, Mobile Mini issued 60,287 shares of common stock valued at $1 million as partial payment of the purchase price for Advanced Mobile Storage and Saf-T-Box (Texas) and issued 21,288 shares of common stock valued at $475,000 as partial payment of the purchase price of Trailers Etc. (Atlanta, Georgia). In 1999, Mobile Mini issued $8 million of Mandatorily Redeemable Preferred Stock as partial payment of the purchase price of the assets of National Security Containers, LLC, and subsequently redeemed the entire $8 million of preferred stock in 1999 for cash.

The accompaying notes are an integral part of these consolidated statements.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

         Mobile Mini, Inc., a Delaware corporation (Mobile Mini or the Company), is a leading provider of portable storage solutions. At December 31, 2001, we had a lease fleet of over 70,000 portable storage units and offices and operated 35 branches in 18 states. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified client base of over 52,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the United States military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

         We have experienced rapid growth during the last several years with lease revenues increasing at a 39.8% compounded annual rate from 1999 through 2001. This growth is related to our internal growth of our portable storage unit lease fleet at existing branch locations, as well as growth through acquisitions of new branches.

         We believe that our current capitalization, together with borrowings available under our $250 million credit facility, is sufficient to permit continued growth. However, if we increase the rate of geographic expansion, we will be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources. We believe that such financing will be available but we can not give assurances that it will be available on acceptable or advantageous terms.

         Our ability to obtain used containers for our lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, we could supplement our lease fleet with new portable storage units that we manufacture. However, should there be an overabundance of these used containers available, container prices may fall. This could result in a reduction in the lease rates we can obtain from our portable storage unit leasing operations. It could also cause the appraised orderly liquidation value of the portable storage units in the lease fleet to decline. In such event, our ability to finance our business through our existing credit facility would be affected as the maximum borrowing amount available to us under that facility is based upon the appraised orderly liquidation value of the portable storage unit lease fleet. In addition, under the credit facility, we are required to comply with certain covenants and restrictions, as more fully discussed in Note 3. If we fail to comply with these covenants and restrictions, the lender has the right to refuse to lend additional funds and may require early payment of amounts owed. If this happens, it would materially impact our growth and ability to fund ongoing operations. Furthermore, because a substantial portion of the amount borrowed under the credit facility bears interest at a variable rate, a significant increase in interest rates could have a materially adverse affect on our results of operations and financial condition.

Principles of Consolidation

         The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries. All material intercompany transactions have been eliminated. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s financial presentation.

Revenue Recognition

         Mobile Mini adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements effective October 1, 2000. The adoption of SAB 101 did not materially affect the results of operations or financial position.

         Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly which is not materially different than on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cost of Sales

         Cost of sales in our consolidated statements of operations includes only the costs for units we sell. Similar costs associated with the portable storage units that we lease are capitalized on our balance sheet under “Portable Storage Unit Lease Fleet”.

Advertising Costs

         Advertising costs are accounted for under SOP 93-7, Reporting on Advertising Costs. All non direct-response advertising costs are expensed as incurred. Direct response advertising costs, principally Yellow Page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact management information system. Advertising expense was $3.4 million, $4.1 million and $5.2 million in 1999, 2000 and 2001, respectively.

Concentration of Credit Risk

         Financial instruments which potentially expose Mobile Mini to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of receivables. Concentration of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. Receivables related to our sales operations are generally secured by the product sold to the customer. Receivables related to our leasing operations are primarily small month-to-month amounts. We have the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

         The approximate percentage of portable storage units on lease as of December 31, by major category of customer are presented below:

	1999	2000	2001

Consumer services and retail businesses	37%	42%	44%

Construction	33%	31%	30%

Consumers	12%	10%	11%

Industrial and commercial	10%	9%	8%

Institutions, government agencies and other	8%	8%	7%

Inventories

         Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories at December 31, consist of the following:

	2000	2001

Raw materials and supplies	$8,756,336	$11,442,260

Work-in-process	722,313	772,464

Finished portable storage units	1,809,546	1,521,938

	$11,288,195	$13,736,662

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life In
	Years	2000	2001

Land		$777,668	$777,668

Vehicles and machinery	5 to 20	24,121,739	30,281,359

Buildings and improvements	30	8,812,352	9,178,556

Office fixtures and equipment	5	4,840,134	5,548,321

		38,551,893	45,785,904

Less accumulated depreciation		(11,320,613)	(14,174,902)

		$27,231,280	$31,611,002

         Property, plant and equipment includes assets under capital leases of approximately $577,000 and $472,000, and related accumulated amortization of approximately $174,000 and $194,000, at December 31, 2000 and 2001, respectively.

         At December 31, 2000 and 2001, a portion of property, plant and equipment was pledged as collateral for notes payable obligations and obligations under capital leases (see Notes 3, 4 and 5).

Accrued Liabilities

         Included in accrued liabilities in the accompanying consolidated balance sheets are customer deposits and prepayments totaling approximately $848,000 and $1.7 million, at December 31, 2000 and 2001, respectively, and $3.3 million at December 31, 2001 related to the interest rate swap agreements under SFAS No. 133 (see Note 3).

Earnings Per Share

         Mobile Mini has adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock.

         Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31:

	1999	2000	2001

Basic earnings per share:

Income before extraordinary item	$9,449,539	$13,219,938	$18,683,087

Less preferred stock dividend	(21,918)	—	—

Income available to common stockholders	$9,427,621	$13,219,938	$18,683,087

Weighted average common shares outstanding	10,153,086	11,542,116	13,514,541

Basic earnings per share	$0.93	$1.15	$1.38

Diluted earnings per share:

Income before extraordinary item	$9,449,539	$13,219,938	$18,683,087

Less preferred stock dividend	(21,918)	—	—

Income available to common stockholders	$9,427,621	$13,219,938	$18,683,087

Weighted average common shares outstanding	10,153,086	11,542,116	13,514,541

Options and warrants assumed converted	487,352	401,591	439,545

Weighted average common shares and common share equivalents outstanding	10,640,438	11,943,707	13,954,086

Diluted earnings per share	$0.89	$1.11	$1.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         Employee stock options to purchase 445,250, 283,250 and 496,850 shares were issued or outstanding during 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share.

Long-Lived Assets

         We periodically evaluate the carrying value of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. We have not recognized any impairment losses during the three year period ended December 31, 2001.

Fair Value of Financial Instruments

         We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.

         The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of our borrowings under our credit facility and certain variable rate notes payable instruments approximate fair value. The fair values of our variable rate notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable and capital leases at December 31, 2000 and 2001 approximated the book values.

Deferred Financing Costs

         Included in other assets and intangibles are deferred financing costs, net of accumulated amortization of $455,000 and $1,054,000, of approximately $1,943,000 and $1,398,000 at December 31, 2000 and 2001, respectively. These costs of obtaining long-term financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred financing costs using the straight-line method and amortizing such costs using the effective interest method is not material.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts and the estimated useful lives and residual values on the portable storage unit lease fleet and property, plant and equipment.

Impact of Recently Issued Accounting Standards

         In June 1998, SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, was issued and was subsequently amended by SFAS No. 137 and No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be substantially offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended, became effective January 1, 2001, for the fiscal year ended December 31, 2001. We adopted SFAS No. 133 effective January 1, 2001 which did not have a material impact on the Company’s consolidated financial statements. At December 31, 2001,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SFAS No. 133 resulted in a charge to comprehensive income of $2.0 million, net of an applicable income tax benefit of $1.3 million, related to derivative transactions entered into during 2001 (see note 3).

         SFAS No. 141, Business Combinations, was issued in June 2001 and became effective for business combinations initiated after June 30, 2001 and also applies to purchase method business combinations closed after June 30, 2001. This statement eliminates the pooling of interests as a method to account for business combinations. It also includes succinct definitions of separately identifiable intangible assets. We adopted the statement subsequent to June 30, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets. Upon adoption, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the Company’s reporting units. Mobile Mini will adopt SFAS No. 142 on January 1, 2002. Goodwill of $5.1 million acquired in transactions that closed after June 30, 2001 has not been amortized, in accordance with the new pronouncement. This additional amortization would have been less than $100,000 and is not material to the financial statements taken as a whole. Management is currently assessing the remaining impact of the adoption of SFAS No. 142 on our consolidated financial statements and expects to have the impairment valuation completed by the end of the first quarter 2002. We do not believe the adoption of SFAS 142 will have a material impact on results of operations or financial condition. Goodwill amortization expense was approximately $0.3, $0.9 and $1.1 million for 1999, 2000 and 2001 respectively.

         In June, 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and becomes effective in fiscal years beginning after June 15, 2002. This statement requires that asset retirement obligations be estimated, when reasonable to do so, and recorded as a liability and as a part of the asset value. We do not expect the adoption of SFAS 143 to have any material effect on results of operations or financial position.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. The statement also requires an impairment loss be recognized for assets held for use when the carrying amount is not recoverable, using an undiscounted cash flow test. We adopted SFAS 144 on January 1, 2002. We do not believe the adoption of SFAS 144 will have any material effect on results of operations or financial position.

(2) Portable Storage Unit Lease Fleet:

         Mobile Mini has a portable storage unit lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. At December 31, 2001, all of our portable storage units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

         Gains from sale-leaseback transactions were deferred and amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 2000 and 2001, approximated $220,000 and $203,000, respectively, and are reflected as a reduction to the portable storage unit lease fleet value in the accompanying consolidated financial statements.

(3) Line Of Credit:

         In March 1996, we entered into a credit facility, which was subsequently amended several times. At December 31, 2001, the lenders provided a $160.0 million revolving line of credit and a term loan of $10.0 million under this facility, and borrowings were secured by a lien on substantially all of our assets.

         Available borrowings under the revolving line of credit were based upon the portable storage unit lease fleet and the level of inventories and receivables. The portable unit lease fleet is appraised at least annually, and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, was included in the borrowing base. The interest rate spread on the revolving line of credit was fixed quarterly based on the ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization. Borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

were, at our option, at either a spread from the prime or the Eurodollar rate. At December 31, 2001, the prime rate was 4.75% and the Eurodollar rate ranged from 2.0% to 2.1%. The interest rate charged under the revolving line of credit at December 31, 2001 ranged from 3.25% to 3.375% for Eurodollar borrowings. On the term loan, the interest rate ranged from 3.5% to 3.5625% for Eurodollar borrowings and was 5.0% on prime rate borrowings.

         The revolving line of credit balance outstanding was approximately $138.7 million and $153.7 million at December 31, 2000 and 2001, respectively. The amount available for additional borrowing was approximately $6.3 million at December 31, 2001. For the years ended December 31, 2000 and 2001, the weighted average interest rate under the line of credit was 8.0% and 5.5%, respectively, and the average balance outstanding during 2000 and 2001 was approximately $109.9 million and $137.7 million, respectively.

         This credit facility contained several covenants, including a minimum consolidated tangible net worth requirement, a minimum fixed charge coverage ratio, a maximum ratio of debt to equity, minimum operating income levels and minimum required utilization rates. In addition, it contained limits on our capital expenditures and incurrence of additional debt, and prohibited the payment of cash dividends. We were in compliance with all covenants at December 31, 2001.

         On February 11, 2002, we entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under the new credit facility were used to refinance the debt under the old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. At December 31, 2001, term loan and revolving line of credit borrowings outstanding under the credit facility had been $162.1 million. In connection with this refinancing, we will record an after-tax extraordinary charge of approximately $800,000 in the first quarter of 2002. The new credit facility expires in February 2007.

         Borrowings under the new credit facility are secured by substantially all of our assets. Borrowings under this facility are based on the portable storage unit lease fleet, property, plant, equipment, and levels of inventories and receivables. The portable storage unit lease fleet will be appraised at least annually and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread under the new facility is based on our quarterly ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization. Borrowings are, at our option, at either a spread from the prime or LIBOR rates, as defined. Initially, and until June 30, 2002, the interest rate spread is 0.25% and 2.00% from the prime rate and the LIBOR rates, respectively. On February 11, 2002, the prime rate was 4.75% and the 30 and 60 day LIBOR rate was 1.88%. The Loan and Security Agreement contains several covenants, including a minimum fixed charge coverage, maximum debt ratio, a minimum borrowing base availability and minimum required utilization rates. The Loan and Security Agreement also restricts our capital expenditures, our incurrence of additional debt and prohibits our payment of cash dividends on the common stock.

         In February 2001, we entered into interest rate swap agreements under which we have effectively fixed, for a three year period, the interest rate payable on an aggregate of $85 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, we have effectively fixed, for a three-year period expiring in February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our credit facility so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. These swap agreements are designated as cash flow hedges, resulting in the deferral of hedge losses of $2.0 million, net of applicable income tax benefit of $1.3 million to accumulated other comprehensive income at December 31, 2001. Interest expense on $85 million of our borrowings is accrued using the fixed rates identified in the swap agreements. Our objective in entering into these swap transactions was to reduce the risk associated with future interest rate fluctuations. We intend to continue to operate with leverage, and management believes it is prudent to lock in a fixed interest rate at a time when fixed rates are at historically advantageous rates. We began accounting for the swap agreements under SFAS No. 133 effective January 1, 2001 (see Note 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(4) Notes Payable:

         Notes payable at December 31, consist of the following:

	2000	2001

Notes payable to BT Commercial Corporation, interest ranging from 1.25% over Eurodollar rate (2.00% to 2.125% at December 31, 2001) to 0.25% over prime (4.75% at December 31, 2001), fixed monthly installments of principal plus interest, balance due March 2003, secured by various classes of the Company’s assets(1)	$10,678,090	$8,445,259

Notes payable, interest at 10.50%, monthly installments of principal and interest, maturing May 2002 secured by equipment	174,339	26,212

Notes payable to financial institution, interest rate of 6.53%, payable in fixed monthly installments, maturing June, 2002, unsecured	338,292	203,133

	$11,190,721	$8,674,604

(1)	This obligation was paid in full under our new credit facility on February 11, 2002.

(5) Obligations Under Capital Leases:

         We leased certain equipment under capital leases expiring through 2003 with various leasing companies. The lease agreements provide us with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the equipment. These leases have been capitalized using interest rates ranging from 6.42% to 6.97%. The leases are secured by the equipment under lease.

         Future payments of obligations under capital leases:

Years Ending December 31,

2002		$39,041

2003		84,920

	Total payments	123,961

	Less: Amounts representing interest	(9,990)

		$113,971

(6) Equity and Debt Issuances:

         In March 2001, we completed a public offering of 2.9 million shares of common stock, including the underwriter’s overallotment, at approximately $22.44 per share. Of the shares sold, 2.3 million shares were sold by Mobile Mini and approximately 600,000 shares were sold by selling stockholders. Mobile Mini received gross proceeds of approximately $50.2 million. We used the proceeds of $47.1 million, net of underwriters discounts and other transaction costs, to fund lease fleet expansion, branch expansion and for working capital, having initially used these proceeds to reduce borrowings under our line of credit.

(7) Income Taxes:

         We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         The provision for income taxes at December 31, consisted of the following:

	1999	2000	2001

Current	$—	$—	$—

Deferred	6,300,000	8,452,000	11,945,000

Total	$6,300,000	$8,452,000	$11,945,000

         The components of the net deferred tax liability at December 31, are as follows:

	2000	2001

Deferred tax assets (liabilities):

Net operating loss carryforward	$8,109,000	$6,978,000

Accelerated tax depreciation	(31,548,000)	(41,394,000)

Other including other comprehensive income	757,000	3,259,000

Net deferred tax liability	$(22,682,000)	$(31,157,000)

         A reconciliation of the federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	1999	2000	2001

Statutory federal rate	34%	34%	34%

State taxes, net of federal benefit	6	5	5

	40%	39%	39%

         At December 31, 2001, we had a federal net operating loss carryover of approximately $19,203,000 which expires if unused from 2008 to 2020. At December 31, 2001, we had an Arizona net operating loss carryover of approximately $8,074,000 which expires if unused from 2002 to 2005. At December 31, 2001, we had other insignificant net operating loss carryovers in the various states in which we operate.

         As a result of stock ownership changes during the years presented, it is possible that Mobile Mini has undergone one or more changes in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. Such limitation could result in our being required to pay tax currently because only a portion of the net operating loss is available. Management believes that we will fully realize our net operating loss carryforward and that a valuation reserve was not necessary at December 31, 2001.

(8) Transactions with Related Parties:

         When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from members of the Richard E. Bunger family. Mr. Bunger was our founder; his son Steven G. Bunger is our chairman, president and chief executive officer, and Carolyn A. Clawson, a member of our board of directors, is Steven Bunger’s sister. Annual base payments under these leases total approximately $66,000 with annual adjustment based on the Consumer Price Index. The term of each of these leases will expire on December 31, 2003. Additionally, we lease our Los Angeles, California facility from a corporation wholly owned by Richard Bunger, for a total annual base payment of $204,000, with annual adjustment based on the Consumer Price Index. The lease expires on December 31, 2016. Management believes the lease rates reflect the fair market value of these properties. Total expense related to these lease agreements was approximately $313,000 and $323,000 at December 31, 2000 and 2001, respectively. These leases are included in commitments and contingencies (see note 10).

         We obtain services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs. Skilquest, Inc. is owned by Carolyn Clawson, a member of our board of directors and a sister of our chairman, president and chief executive officer. We made aggregate payments of approximately $131,000 and $201,000 to Skilquest, Inc. in 2000 and 2001, respectively, which we believe represented the fair market value of the services performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         During 1999 and 2000, Richard Bunger (our founder and, during 1999 and 2000, our chairman of the board) refurbished certain personally owned equipment at our facility and reimbursed us approximately $75,000 for labor and material used. We believe this amount represented the fair market value of the labor and material used. There was no similar activity during 2001. In addition, Richard Bunger entered into certain agreements whereby Mobile Mini may provide refurbishment and production employees to Richard Bunger, either party may use small parcels of adjacent land owned by the other in Maricopa, Arizona and either party may lease equipment to the other. All expenses incurred by Mobile Mini are to be reimbursed by Richard Bunger at rates equal to fair market value. In 2000, Richard Bunger reimbursed us approximately $13,000 under these agreements. There was no activity under these agreements in 2001.

         It is our intention not to enter into any additional related party transactions other than extension of lease agreements and renewal of our relationship with Skilquest.

(9) Benefit Plans:

Stock Option Plans

         In August 1994, our board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, as amended in 1998. Under the 1994 Plan, there are 551,200 shares outstanding and 14,200 shares available for granting. In August 1999, our board of directors approved the adopted Mobile Mini, Inc. 1999 Stock Option Plan, under which 1,200,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted under this plan. Both plans were approved by the stockholders at annual meetings. Under the plans, both incentive stock options (ISOs), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to our officers and other employees. Non-qualified stock options may be granted to directors and employees, and to non-employee service providers. The purposes of the plans are to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, our management and other employees. The board of directors believes that stock options are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their purchase of a stock interest in Mobile Mini.

         The option exercise price for all options granted under the plans may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock).

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

         The plans are administered by the compensation committee, which is comprised of our outside directors. They determine whether options will be granted, whether options will be ISOs or non-qualified options, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted. Each outside director receives an automatic grant of options for 7,500 shares on August 1 of each year as part of the compensation we provide to such directors.

         The board of directors may amend the plans (or either plan) at any time, except that approval by our stockholders may be required for an amendment that increases the aggregate number of shares which may be issued pursuant to a plan, changes the class of persons eligible to receive ISO’s, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the plan. The board of directors may terminate or suspend the plans at any time. Unless previously terminated, the 1994 plan will terminate in November 2003 and the 1999 plan will terminate in August, 2009. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         On December 13, 2000, the compensation committee extended the term of 10,000 stock options granted to Steven G. Bunger, our president and chief executive officer, that were to expire on December 29, 2000. The options were originally granted at an exercise price of $4.13 per share and were extended for five years with a two year vesting period. These options will now expire on December 29, 2005. In connection with this transaction, we incurred an expense of approximately $76,000 in 2001 and will incur an expense of approximately $76,000 in 2002.

         We account for stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	1999	2000	2001

Risk free interest rates range	5.14 to 6.19%	5.17 to 6.50%	4.39 to 4.89%

Expected holding period	4.0 years	4.0 years	5.0 years

Dividend rate	0.0%	0.0%	0.0%

Expected volatility	50.7%	61.8%	48.7%

         Under these assumptions, the fair value of the stock options granted was $667,586, $2,504,773 and $8,237,154 for 1999, 2000 and 2001, respectively. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows at December 31:

	1999	2000	2001

Net income available to common stockholders:

As reported	$9,003,568	$13,219,938	$18,683,087

Pro forma	8,603,016	12,283,026	17,395,809

Basic EPS:

As reported	$0.89	$1.15	$1.38

Pro forma	0.85	1.06	1.29

Diluted EPS:

As reported	$0.85	$1.11	$1.34

Pro forma	0.81	1.03	1.25

         The effect of applying SFAS No. 123 in the pro forma disclosures above is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         The following table summarizes the activities under our stock option plans for the years ended December 31:

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	756,150	$4.66	1,106,050	$11.39	1,243,950	$13.29

Granted	622,250	16.53	222,750	20.54	502,850	32.63

Canceled/ Expired	(14,100)	7.39	(23,400)	14.17	(24,500)	18.35

Exercised	(258,250)	4.25	(61,450)	5.06	(329,750)	8.81

Options outstanding, end of year	1,106,050	$11.39	1,243,950	$13.29	1,392,550	$21.25

Options exercisable, end of year	309,425	$5.97	477,875	$9.14	397,100	$13.01

Options available for grant, end of year	334,600		135,250		356,900

Weighted average fair value of options granted		$8.07		$11.24		$16.38

         Options outstanding and exercisable by price range as of December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$3.120 – $8.875	186,250	5.67	$5.092	127,700	$4.677

10.125 – 19.063	490,850	7.71	15.825	217,200	15.253

20.875 – 28.988	228,100	8.67	21.366	39,700	21.699

31.540 – 32.910	487,350	9.93	32.826	12,500	31.540

	1,392,550			397,100

         401(k) Plan

         In 1995, we established a contributory retirement plan, the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

         The 401(k) Plan provides that each participant may annually contribute 2% to 15% of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 10% of employees’ contributions up to a maximum of $500 per employee. We made profit sharing contributions of $45,000, $54,000 and $66,000 in 1999, 2000 and 2001, respectively. Additionally, we incurred $12,000, $16,000 and $16,000 in 1999, 2000 and 2001, respectively, for administrative costs on this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(10) Commitments and Contingencies:

         As discussed more fully in Note 8, Mobile Mini is obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $1,827,000, $2,539,000 and $3,284,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:

2002	$3,645,000

2003	3,317,000

2004	2,923,000

2005	2,336,000

2006	1,556,000

Thereafter	4,755,000

$18,532,000

         The above table, for future lease commitments, includes renewal options on certain real estate lease options we currently anticipate exercising at the end of the lease term.

         We maintain all major lines of insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent with current operations and historical experience. The majority of these coverages and their premiums are based on a fix cost policy. The major policies include coverage’s for general liability, automobile, property, cargo and marine all risk, directors and officers, umbrella liability and workers’ compensation. Our employee group health insurance program is partially self-funded. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. We accrue the maximum calculated monthly expense. Actual results may vary from estimates, even favorably, based on our actual experience at the end of the plan policy period.

         Mobile Mini is a party to routine claims incidental to its business. Most of these claims involve alleged damage to customers’ property while stored in units leased from us and damage alleged to have occurred during delivery and pick-up of containers. We do not believe that any current litigation, individually or in the aggregate, is likely to have a material adverse effect on our business or results of operations.

(11) Stockholders’ Equity:

Redeemable Warrants

         Redeemable Warrants to purchase 187,500 shares of common stock at $5.00 per share were issued in connection with our issuance in November 1997 of Senior Subordinated Notes. The Redeemable Warrants first became exercisable on March 1, 1998. The expiration date of the Redeemable Warrants is November 1, 2002. Redeemable Warrants of 10,203 and 62,910 had been exercised for an equal number of shares of common stock, with proceeds to Mobile Mini of approximately $51,000 and $315,000 in 2000 and 2001, respectively.

(12) Acquisitions:

         Mobile Mini acquired the assets and assumed certain liabilities of eight companies during the year ended December 31, 2001. The acquisitions were accounted for as purchases in accordance with Accounting Principals Board (APB) Opinion No. 16, and, accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from their respective dates of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

         The aggregate purchase price of the operations acquired consist of:

Cash	$11,727,000

Retirement of debt	1,837,000

Other acquisition costs	134,000

Total	$13,698,000

         The fair value of the assets purchased has been allocated as follows:

Tangible assets	$6,110,000

Intangible assets	175,000

Goodwill	7,829,000

Assumed liabilities	(416,000)

Total	$13,698,000

         The purchase prices for acquisitions have been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

         Goodwill for acquisitions completed through June 30, 2001, was amortized using the straight-line method over 25 years from the date of the acquisition. Goodwill for acquisitions after June 30, 2001 was not amortized in accordance with SFAS No. 142, and will not be amortized in 2002 and subsequent years. Goodwill was approximately $24.7 million and $31.8 million at December 31, 2000 and 2001, respectively, net of accumulated amortization of $0.9 million and $2.0 million at December 31, 2000 and 2001, respectively.

         The following unaudited pro forma combined financial information for the year ended December 31, 1999 gives effect to the National Security Containers acquisition as if it had been consummated January 1, 1999, as this was the only material acquisition during any period presented. This unaudited pro forma combined financial information does not purport to project what Mobile Mini’s actual results of operations would have been for that period or for any future period.

	Year Ended
	December 31, 1999

		Pro Forma
	Historical	Combined

Revenue	$66,653,499	$69,628,636

Net income available to common stockholders	9,003,568	8,799,368

Earnings per share — basic	0.89	0.87

Earnings per share — diluted	0.85	0.83

Pro forma adjustments include adjustments to:

•	Amortize the non-competition agreement on a straight line basis over 5 years.

•	Increase depreciation for the increase in the containers and decrease in the vehicles and equipment carrying value to fair value.

•	Reflect the amortization of goodwill recorded in connection with the acquisition, calculated based on a 25 year life.

•	Eliminate the predecessor’s interest expense related to debt not assumed, and record interest expense on debt issued or assumed in connection with the acquisition.

•	Record the estimated tax provision associated with the pro forma adjustments for the acquisition and to record the tax provision for the acquired company, which was a limited liability company for income tax purposes, for all periods prior to its acquisition by Mobile Mini. The effective income tax rate used was 40%.

•	Record dividends on the Series B Mandatorily Redeemable Preferred Stock we issued in connection with this acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(13) Segment Reporting:

         Our management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. Currently, our branch operation’s is the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from its dealer program that was discontinued in 1998. Prior to 1999, we had a corporate sales segment, which related to specialty type product sales and included a telecommunications and modular division. The modular program was discontinued and the revenue generated from the sales of telecommunication units is not a material component since we closed the telecommunication division.

         We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, reportable information is the same as contained in our consolidated financial statements.

         (14)  Selected Quarterly Financial Data (unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	(Audited)

2000
Lease revenues	$15,053,382	$18,168,872	$20,513,767	$22,348,386	$76,084,407

Total revenues	18,766,383	21,667,522	23,853,883	25,888,320	90,176,108

Income from operations	5,998,570	7,245,493	8,361,593	9,497,282	31,102,938

Net income	2,672,666	3,105,214	3,488,817	3,953,241	13,219,938

Basic earnings per share	$0.23	$0.27	$0.30	$0.34	$1.15

Diluted earnings per share	$0.23	$0.26	$0.29	$0.33	$1.11

2001
Leasing revenues	$21,109,384	$23,748,656	$26,223,907	$28,601,773	$99,683,720

Total revenues	24,792,870	27,466,521	30,312,889	32,151,034	114,723,314

Income from operations	8,187,906	9,586,174	10,958,287	11,820,322	40,552,689

Net income	3,211,566	4,482,066	5,227,600	5,761,855	18,683,087

Basic earnings per share	$0.27	$0.32	$0.37	$0.41	$1.38

Diluted earnings per share	$0.26	$0.31	$0.36	$0.40	$1.34

(15) Subsequent Event:

         On February 11, 2002, we entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under the new credit facility were used to refinance the debt under the old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. In connection with this refinancing, we will record an after-tax extraordinary charge of approximately $800,000 in the first quarter of 2002. The new credit facility expires in February 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to Mobile Mini’s definitive proxy statement for the 2002 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

(1)	The financial statements required to be included in this Report are included in ITEM 8 of this Report.

(2)	The following financial statement schedule for the years ended December 31, 1999, 2000 and 2001 is submitted herewith (at page F-4 hereof):

                       Schedule II – Valuation and Qualifying Accounts

                      All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits

Exhibit
Number	Description	Page

3.2(8)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000

4.1(1)	Form of Common Stock Certificate

4.2(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes

4.3(7)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent

10.1(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan

10.2(9)	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through June 20, 2001)

10.3.1	Loan and Security Agreement, dated February 11, 2002 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent

10.3.2	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent

10.3.3	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent

10.3.4	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent

10.4(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.5(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.6(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.7(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994

10.8(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

Exhibit
Number	Description	Page

10.9(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.10(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.11(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994

10.12(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.13(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.14(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant

11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of Mobile Mini, Inc.

23	Consent of Arthur Andersen LLP

99	Arthur Andersen LLP Representation Letter

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001

(b)	Reports on Form 8-K:

                           None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002	MOBILE MINI INC. By: /s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2002	By:	/s/ Steven G. Bunger Steven G. Bunger, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 1, 2002	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: April 1, 2002	By:	/s/ Deborah K. Keeley Deborah K. Keeley, Vice President and Controller (Chief Accounting Officer)

Date: April 1, 2002	By:	/s/ George Berkner George Berkner, Director

Date: April 1, 2002	By:	/s/ Carolyn A. Clawson Carolyn A. Clawson, Director

Date: April 1, 2002	By:	/s/ Ronald J. Marusiak Ronald J. Marusiak, Director

Date: April 1, 2002	By:	/s/ Stephen A McConnell Stephen A McConnell, Director

S-1

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31,
	1999	2000	2001

Allowance for doubtful accounts:

Balance at beginning of year	$1,085,250	$1,621,487	$1,617,958

Provision charged to expense	1,346,054	1,864,081	2,286,095

Provision acquired	313,203	131,104	—

Write-offs	(1,123,020)	(1,998,714)	(1,623,645)

Balance at end of year	$1,621,487	$1,617,958	$2,280,408

S-2

EXHIBIT INDEX

Exhibit
Number	Description	Page

3.2(8)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000

4.1(1)	Form of Common Stock Certificate

4.2(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes

4.3(7)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent

10.1(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan

10.2(9)	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through June 20, 2001)

10.3.1	Loan and Security Agreement, dated February 11, 2002 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent

10.3.2	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent

10.3.3	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent

10.3.4	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent

10.4(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.5(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.6(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.7(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994

10.8(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.9(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.10(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.11(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994

10.12(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.13(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.14(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant

11	Statement Re: Computation of Per Share Earnings

21	Subsidiaries of Mobile Mini, Inc.

23	Consent of Arthur Andersen LLP

99	Arthur Andersen LLP Representation Letter

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001