Form 10-Q
period 2002-03-31
MOBILE MINI INC
filed 2002-05-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    No

         As of May 3, 2002, there were outstanding 14,245,107 shares of the issuer’s common stock, par value $.01.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2002

		PAGE
		NUMBER
	PART I.

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets

	December 31, 2001 and March 31, 2002	3

	Condensed Consolidated Statements of Operations

	Three Months ended March 31, 2001 and March 31, 2002	4

	Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2001 and March 31, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	PART II.

	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002

ASSETS

Cash	$505,980	$251,446

Receivables, net of allowance for doubtful accounts of

$2,280,000 and $2,157,000, respectively	15,748,036	14,137,983

Inventories	13,736,662	15,635,178

Portable storage unit lease fleet, net	277,020,335	286,862,264

Property plant and equipment, net	31,611,002	31,915,485

Deposits and prepaid expenses	4,050,868	4,432,583

Other assets and intangibles, net	2,072,789	2,476,618

Goodwill	31,759,887	32,797,837

Total assets	$376,505,559	$388,509,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable	$7,828,435	$6,518,531

Accrued liabilities	13,326,901	9,414,393

Line of credit	153,701,900	170,546,571

Notes payable	8,674,604	2,014,860

Obligations under capital leases	113,971	107,100

Deferred income taxes	31,156,963	33,820,490

Total liabilities	214,802,774	222,421,945

Commitments and contingencies

Stockholders’ equity:

Common stock; $.01 par value, 95,000,000 shares authorized,

14,223,957 and 14,231,707 issued and outstanding at

December 31, 2001 and March 31, 2002, respectively	142,239	142,317

Additional paid-in capital	115,434,033	115,527,469

Retained earnings	48,143,791	51,855,263

Accumulated other comprehensive loss	(2,017,278)	(1,437,600)

Total stockholders’ equity	161,702,785	166,087,449

Total liabilities and stockholders’ equity	$376,505,559	$388,509,394

See the accompanying notes to these condensed consolidated balance sheets.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2001	2002

Revenues:

Leasing	$21,109,384	$25,088,282

Sales	3,508,605	4,078,804

Other	174,881	221,079

Total revenues	24,792,870	29,388,165

Costs and expenses:

Cost of sales	2,302,968	2,682,714

Leasing, selling and general expenses	12,508,761	14,790,729

Depreciation and amortization	1,793,235	2,109,984

Income from operations	8,187,906	9,804,738

Other income (expense):

Interest income	15,712	6,765

Interest expense	(2,938,758)	(2,427,482)

Income before provision for income taxes	5,264,860	7,384,021

Provision for income taxes	2,053,294	2,879,768

Income before extraordinary item	3,211,566	4,504,253

Extraordinary item, net of income tax benefit of $506,860	—	(792,781)

Net income	$3,211,566	$3,711,472

Earnings per share:

Basic:

Income before extraordinary item	$0.27	$0.32

Extraordinary item	—	(0.06)

Net income	$0.27	$0.26

Diluted:

Income before extraordinary item	$0.26	$0.31

Extraordinary item	—	(0.06)

Net income	$0.26	$0.25

Weighted average number of common and common share

equivalents outstanding:

Basic	11,910,342	14,227,197

Diluted	12,348,256	14,620,935

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2001	2002

Cash Flows From Operating Activities:

Net income	$3,211,566	$3,711,472

Adjustments to reconcile income to net cash

provided by operating activities:

Extraordinary loss on early debt extinguishment	—	792,781

Provision for doubtful accounts	340,358	292,343

Amortization of deferred financing costs	150,110	109,564

Amortization of warrant issuance discount	19,064	19,064

Depreciation and amortization	1,793,235	2,109,984

Loss on disposal of property, plant and equipment	9,715	17,506

Deferred income taxes	2,053,295	2,821,719

Changes in operating assets and liabilities, net of

effect of businesses acquired:

Receivables	398,801	1,317,710

Inventories	(3,055,489)	(1,717,271)

Deposits and prepaid expenses	892,285	(381,715)

Other assets	(335,092)	13,739

Accounts payable	(136,806)	(1,309,904)

Accrued liabilities	(780,732)	(2,995,082)

Net cash provided by operating activities	4,560,310	4,801,910

Cash Flows From Investing Activities:

Cash paid for businesses acquired	(1,247,927)	(1,965,820)

Net purchases of portable storage unit lease fleet	(13,583,641)	(10,715,741)

Net purchases of property, plant and equipment	(1,577,481)	(1,079,774)

Change in other assets	221,856	276,997

Net cash used in investing activities	(16,187,193)	(13,484,338)

Cash Flows From Financing Activities:

Net borrowings (repayment) under line of credit	(35,700,000)	16,844,671

Proceeds from issuance of notes payable	—	2,000,000

Deferred financing costs	(4,500)	(1,802,666)

Principal payments on notes payable	(813,229)	(8,659,744)

Principal payments on capital lease obligations	(21,621)	(6,871)

Exercise of warrants	12,500	25,751

Net issuance of common stock	47,507,548	26,753

Net cash provided by financing activities	10,980,698	8,427,894

Net decrease in cash	(646,185)	(254,534)

Cash at beginning of period	1,528,526	505,980

Cash at end of period	$882,341	$251,446

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and accompanying notes thereto.

NOTE B — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three month period ended March 31:

	2001	2002

BASIC:

Common shares outstanding, beginning of period	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period ended March 31	318,758	3,240

Weighted average number of common shares outstanding	11,910,342	14,227,197

Income before extraordinary item	$3,211,566	$4,504,253

Extraordinary item	—	(792,781)

Net income available to common shareholders	$3,211,566	$3,711,472

Earnings per share:

Income before extraordinary item	$0.27	$0.32

Extraordinary item	—	(0.06)

Net income	$0.27	$0.26

DILUTED:

Common shares outstanding, beginning of period	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period ended March 31	318,758	3,240

Employee stock options and warrants assumed converted during the period ended March 31	437,914	393,738

Weighted average number of common and common equivalent shares outstanding	12,348,256	14,620,935

Income before extraordinary item	$3,211,566	$4,504,253

Extraordinary item	—	(792,781)

Net income available to common shareholders	$3,211,566	$3,711,472

Earnings per share:

Income before extraordinary item	$0.26	$0.31

Extraordinary item	—	(0.06)

Net income	$0.26	$0.25

NOTE C — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2001	March 31, 2002

Raw material and supplies	$11,442,260	$13,023,345

Work-in-process	772,464	745,065

Finished portable storage units	1,521,938	1,866,768

	$13,736,662	$15,635,178

NOTE D — Property, plant and equipment consisted of the following at:

	December 31, 2001	March 31, 2002

Land	$777,668	$777,668

Vehicles and equipment	30,281,359	31,096,623

Buildings and improvements	9,178,556	9,253,769

Office fixtures and equipment	5,548,321	5,730,680

	45,785,904	46,858,740

Less accumulated depreciation	(14,174,902)	(14,943,255)

	$31,611,002	$31,915,485

NOTE E — Mobile Mini has a portable storage unit lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

In April 2002, Mobile Mini commissioned a study of service life and depreciation policy of its fleet of portable storage units, steel offices and custom structures at December 31, 2001. The purpose of this study, which was performed by an independent valuation consulting firm, was to evaluate the reasonableness of using the current depreciation rate of 1.5% per year over a 20 year period. The study confirmed the use of a 20 year period as the average service life and concluded that the 1.5% annual depreciation rate was acceptable but very conservative.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of March 31, 2002, the lease fleet totaled $298.9 million as compared to $287.7 million at December 31, 2001, less accumulated depreciation of $12.0 million and $10.7 million, respectively.

The table below summarizes those transactions that increased our lease fleet from $277.0 million at December 31, 2001 to $286.9 million at March 31, 2002:

	Dollars	Units

Lease fleet at December 31, 2001, net	$277,020,335	70,070

Purchases:

Container purchases and containers obtained through acquisitions, including freight	669,134	469

Non-core units obtained through acquisitions, primarily trailer vans	8,364	6

Manufactured units:

Steel containers, combination units and steel security offices	5,134,715	914

New wood mobile offices	3,746,507	193

Refurbishment and customization:

Refurbishment or customization of 39 units purchased or acquired in the current year	53,885

Refurbishment or customization of 3,732 units purchased in a prior year	2,277,060	278 (1)

Refurbishment or customization of 968 units obtained through acquisition in a prior
year	503,327

Other	(104,778)	(31)

Cost of sales from lease fleet	(1,195,809)	(375)

Depreciation	(1,250,476)

Lease fleet at March 31, 2002, net	$286,862,264	71,524

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

         The table below outlines the composition of our lease fleet at March 31, 2002:

	Net Book	Number of
	Value	Units

Steel storage containers	$198,754,557	61,393

Offices	96,173,529	8,314

Van trailers	3,532,856	1,817

Other, primarily chassis	390,237

Accumulated depreciation	(11,988,915)

	$286,862,264	71,524

NOTE F – The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from its dealer program that was discontinued in 1998. We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE G – Accounting Pronouncements. We adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect the results of operations or financial position. Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly which is not materially different than on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We adopted SFAS No. 133 effective January 1, 2001, which did not have a material impact on our consolidated financial statements. During the three months ended March 31, 2002, SFAS No. 133 resulted in a charge to comprehensive income of $1.4 million, net of an applicable income tax benefit of $0.9 million.

In June 2001, SFAS No. 141, Business Combinations, was issued and became effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates pooling of interests as a method to account for business combinations. It also includes succinct definitions of separately identifiable intangible assets. We adopted the statement subsequent to June 30, 2001. See Note H for further discussion of acquisitions completed since January 1, 2002.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. Upon adoption, it eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting units. We adopted SFAS No. 142 on January 1, 2002. Goodwill of $32.8 million has not been amortized since January 1, 2002 in accordance with the new pronouncement. Management is in the process of completing its transition impairment analysis as of January 1, 2002. Preliminary indications of this analysis are that there is no impairment as of the adoption date. Management expects to complete this analysis during the quarter ending June 30, 2002.

The following table presents pro forma financial results for the three months ended March 31, 2001 and 2002 on a basis consistent with SFAS No. 142:

	March 31,

	2001	2002

Income before extraordinary item	$3,211,566	$4,504,253

Extraordinary item, net of income tax benefit	—	(792,781)

Goodwill amortization, net of income tax provision	160,364	—

Adjusted net income	$3,371,930	$3,711,472

Earnings per share:

Basic:

Income before extraordinary item	$0.27	$0.32

Extraordinary item	—	(0.06)

Goodwill	0.01	—

Adjusted net income	$0.28	$0.26

Diluted:

Income before extraordinary item	$0.26	$0.31

Extraordinary item	—	(0.06)

Goodwill	0.01	—

Adjusted net income	$0.27	$0.25

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and becomes effective in fiscal years beginning after June 15, 2002. This statement requires that asset retirement obligations be estimated, when reasonable to do so, and recorded as a liability and as a part of the asset value. We do not expect the adoption of SFAS No. 143 to have any material effect on results of operations or financial position.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. The statement also requires an impairment loss be recognized for assets held for use when the carrying amount is not recoverable, using an undiscounted cash flow test. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any material effect on results of operations or financial position.

NOTE H – In January 2002, Mobile Mini acquired the portable storage assets of Added Space, a privately owned portable storage leasing company operating in the Columbus, Ohio metropolitan area. The impact of this acquisition was not material to Mobile Mini’s consolidated balance sheet or consolidated statements of operations for the quarter.

In April 2002, Mobile Mini purchased the portable storage assets of Foy Trailer Rental, Inc., which operated in the Little Rock, Arkansas and Memphis, Tennessee metropolitan areas, and the portable storage assets of TCT Leasing & Rental, Inc., which also operated in the Little Rock, Arkansas area. In May 2002, Mobile Mini expanded its Milwaukee, Wisconsin operations by acquiring certain portable storage assets from MIT Rentals, LLC.

Mobile Mini paid cash of approximately $9.5 million in connection with these transactions completed subsequent to January 1, 2002. At May 3, 2002, we operated 38 branches located in 20 states. Goodwill for these acquisitions has not been amortized in accordance with SFAS No. 142.

NOTE I – On February 11, 2002, Mobile Mini entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under the new credit facility were used to refinance the debt under our old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. In connection with this refinancing, we recorded an after-tax extraordinary charge of approximately $793,000. The new credit facility is scheduled to expire in February 2007.

During the first quarter of 2002, Mobile Mini also entered into a $2.0 million equipment financing agreement which is included in notes payable on our consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to
Three Months Ended March 31, 2001

         Total revenues for the quarter ended March 31, 2002 increased by $4.6 million, or 18.5%, to $29.4 million from $24.8 million for the same period in 2001. Leasing revenues for the quarter increased by $4.0 million, or 18.8%, to $25.1 million from $21.1 million in the same period of 2001. This increase resulted from a 18.9% increase in the average number of portable storage units on lease partially offset by a 0.1% decrease in the average yield per unit. In the quarter ended March 31, 2002, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional or tuck acquisitions in those markets) was 11.2%, as compared to 22.7% during the first quarter of 2001. The slowdown in our internal growth rate is principally due to general economic trends, particularly as they have affected the level of commercial construction activity. We anticipate that, absent general economic improvement during the remainder of 2002, our internal growth rate will remain relatively the same for the year. Our sales of portable storage units for the three months ended March 31, 2002 increased by 16.3% to $4.1 million from $3.5 million in the same period in 2001.

         Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended March 31, 2002 remained level at 65.8% of sales revenues as compared with 65.6% of sales revenues in the same quarter in 2001.

         Leasing, selling and general expenses increased $2.3 million, or 18.2%, to $14.8 million for the quarter ended March 31, 2002, from $12.5 million for the same period in 2001. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 50.3% in the quarter ended March 31, 2002, from 50.5% for the same period in 2001. The $2.3 million increase in leasing, selling and general expenses primarily relate to costs associated with expansion of our business including personnel costs, advertising costs and costs associated with real estate leases at our new branch locations opened after March 31, 2001. These new branches contributed to the 18.8% increase in leasing revenues.

         Depreciation and amortization expenses increased $0.3 million, or 17.7%, to $2.1 million in the quarter ended March 31, 2002, from $1.8 million during the same period in 2001. The increase is due to higher depreciation expense on our larger lease fleet partially offset by the lack of amortization of goodwill in the first quarter of 2002 due to the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective one year earlier, our depreciation and amortization expenses in the 2001 quarter would have been approximately $263,000 lower than reported.

         Interest expense decreased $0.5 million, or 17.4%, to $2.4 million for the quarter ended March 31, 2002, compared to $2.9 million for the same period in 2001. Our average debt outstanding for the three months ended March 31, 2002, compared to the same period in 2001, increased by 10.9%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet. This increase in borrowings was more than offset by a decrease in the weighted average interest rate on our debt from 7.3% for the three months ended March 31, 2001 to 5.5% for the three months ended March 31, 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.7% in 2001 and 5.7% in 2002.

         Provision for income taxes was based on an annual effective tax rate of 39.0% for the three months ended March 31, 2001 and 2002.

         Income before extraordinary item for the three months ended March 31, 2002, was $4.5 million, an increase of 40.3%, compared to net income of $3.2 million for the same period in 2001.

         In the first quarter of 2002 we recognized an extraordinary charge of $0.8 million related to the write-off of certain capitalized issuance costs associated with our prior credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Growing our lease fleet is very capital intensive, and the amount of capital we need at any particular time is dependent principally upon the extent of growth of our lease fleet that we have targeted. We have financed the growth of our lease fleet and our working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility.

         Operating Activities. Our operations provided net cash flow of $4.8 million during the three months ended March 31, 2002, and $4.6 million during the same period in 2001. In 2002, cash flow provided by income before depreciation, amortization, deferred income taxes and extraordinary item increased by $2.3 million from the first quarter of 2001. Cash flow from operating activities during the first quarter 2002 was positively impacted by a reduction in accounts receivable. This was offset by a seasonal increase in inventories and by reductions in accounts payable and accrued liabilities. Accrued liabilities decreased as a result of timing of interest payment on our LIBOR borrowings, lower accruals associated with payroll and payroll related costs and a reduction in customer deposits. This was partially offset by higher accrued liabilities in connection with the expansion of our operations at both our existing and our new branch locations.

         Investing Activities. Net cash used in investing activities was $13.5 million for the three months ended March 31, 2002, and $16.2 million for the same period in 2001. The lower cash utilization in 2002 was primarily caused by less lease fleet expansion in 2002 due to a lower growth rate. Capital expenditures for our lease fleet were $10.7 million for the three months ended March 31, 2002, and $13.6 million for the same period in 2001. Capital expenditures for property, plant and equipment were $1.1 million during the three months ended March 31, 2002, and $1.6 million for the same period in 2001. We spent $2.0 million during the three months ended March 31, 2002, compared to $1.2 million during the same period in 2001 for acquisitions.

         Financing Activities. Net cash provided by financing activities was $8.4 million for the three months ended March 31, 2002, and $11.0 million for the same period in 2001. During the three months ended March 31, 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.1 million. These proceeds were used to temporarily pay down our borrowings outstanding under our line of credit.

         Our principal source of liquidity is our credit facility, which consists of a $250.0 million revolving line of credit. The interest rate under our credit facility is based on our quarterly ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA). The interest rate under our credit facility is currently the LIBOR rate plus 2%. As of May 3, 2002, we had $180.5 million of borrowings outstanding under our credit facility and approximately $65.6 million of additional borrowings were available to us under the terms of the facility. The increase in amounts outstanding under the line of credit from $170.5 million to $180.5 million subsequent to March 31, 2002 is primarily due to the acquisitions discussed in Note H to the Condensed Consolidated Financial Statements.

         In 2001, we entered into three-year Interest Rate Swap Agreements under which we have effectively fixed the interest rate payable on an aggregate of $85.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, we have effectively fixed, until February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. Accounting for these swap agreements is covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income of $1.4 million, net of applicable income tax benefit of $0.9 million. See Note G to the Condensed Consolidated Financial Statements included at Part I, Item 1 of this Report.

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

         Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2002, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. During the three months ended March 31, 2002, in accordance with SFAS No. 133 we recorded a $1.4 million charge to comprehensive income, net of applicable income tax benefit of $0.9 million, related to the fair value of our interest rate swap agreements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Report which include such words as “believe”, “expect”, “intends” or “anticipates”, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the LIBOR rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled “Factors That May Affect Future Operating Results”, in which we discuss certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC’s World Wide Web site at http://www.sec.gov.

PART II. OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number		Description

(b)	Reports on Form 8-K:	Form 8-K consisting of our press release announcing earnings for the quarter ended March 31, 2002, filed on May 8, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC. (Registrant)

Dated May 14, 2002	/s/ Larry Trachtenberg Larry Trachtenberg Chief Financial Officer & Executive Vice President