Form 10-Q
period 2002-06-30
MOBILE MINI INC
filed 2002-08-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         As of August 2, 2002, there were outstanding 14,255,164 shares of the issuer’s common stock, par value $.01.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2002

		PAGE
		NUMBER
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets December 31, 2001 and June 30, 2002	3

	Condensed Consolidated Statements of Operations Three Months and Six Months ended June 30, 2001 and June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and June 30, 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	PART II. OTHER INFORMATION

Item 4.	Submission to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002

ASSETS

Cash	$505,980	$1,440,970

Receivables, net of allowance for doubtful accounts of $2,280,000 and $1,737,000, respectively	15,748,036	14,494,517

Inventories	13,736,662	18,476,501

Portable storage unit lease fleet, net	277,020,335	306,216,808

Property plant and equipment, net	31,611,002	33,847,808

Deposits and prepaid expenses	4,050,868	4,448,677

Other assets and intangibles, net	2,072,789	3,209,398

Goodwill	31,759,887	51,112,064

Total assets	$376,505,559	$433,246,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable	$7,828,435	$6,489,647

Accrued liabilities	13,326,901	12,679,763

Line of credit	153,701,900	205,713,021

Notes payable	8,674,604	1,851,828

Obligations under capital leases	113,971	98,640

Deferred income taxes	31,156,963	36,169,841

Total liabilities	214,802,774	263,002,740

Commitments and contingencies

Stockholders’ equity:

Common stock; $.01 par value, 95,000,000 shares authorized,
14,223,957 and 14,253,607 issued and outstanding at
December 31, 2001 and June 30, 2002, respectively	142,239	142,536

Additional paid-in capital	115,434,033	115,865,309

Retained earnings	48,143,791	56,289,669

Accumulated other comprehensive loss	(2,017,278)	(2,053,511)

Total stockholders’ equity	161,702,785	170,244,003

Total liabilities and stockholders’ equity	$376,505,559	$433,246,743

See the accompanying notes to these condensed consolidated balance sheets.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2001	2002

Revenues:

Leasing	$23,748,656	$27,616,851

Sales	3,625,399	3,805,773

Other	92,466	248,115

Total revenues	27,466,521	31,670,739

Costs and expenses:

Cost of sales	2,432,786	2,476,420

Leasing, selling and general expenses	13,493,591	16,829,298

Depreciation and amortization	1,953,970	2,305,143

Income from operations	9,586,174	10,059,878

Other income (expense):

Interest income	11,549	4,311

Interest expense	(2,250,074)	(2,794,670)

Income before provision for income taxes	7,347,649	7,269,519

Provision for income taxes	2,865,583	2,835,113

Net income	$4,482,066	$4,434,406

Earnings per share:

Basic	$0.32	$0.31

Diluted	$0.31	$0.31

Weighted average number of common and common share equivalents outstanding:

Basic	13,936,383	14,248,089

Diluted	14,400,622	14,485,624

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

	2001	2002

Revenues:

Leasing	$44,858,040	$52,705,133

Sales	7,134,004	7,884,577

Other	267,347	469,194

Total revenues	52,259,391	61,058,904

Costs and expenses:

Cost of sales	4,735,754	5,159,134

Leasing, selling and general expenses	26,002,352	31,620,027

Depreciation and amortization	3,747,205	4,415,127

Income from operations	17,774,080	19,864,616

Other income (expense):

Interest income	27,261	11,076

Interest expense	(5,188,832)	(5,222,152)

Income before provision for income taxes and extraordinary item	12,612,509	14,653,540

Provision for income taxes	4,918,877	5,714,881

Income before extraordinary item	7,693,632	8,938,659

Extraordinary item, net of income tax benefit of $506,860	—	(792,781)

Net income	$7,693,632	$8,145,878

Earnings per share:

Basic:

Income before extraordinary item	$0.60	$0.63

Extraordinary item	—	(0.06)

Net income	$0.60	$0.57

Diluted:

Income before extraordinary item	$0.57	$0.61

Extraordinary item	—	(0.05)

Net income	$0.57	$0.56

Weighted average number of common and common share equivalents outstanding:

Basic	12,928,963	14,237,700

Diluted	13,385,517	14,546,541

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2002

Cash Flows From Operating Activities:

Net income	$7,693,632	$8,145,878

Adjustments to reconcile income to net cash provided by operating activities:

Extraordinary loss on early debt extinguishment	—	792,781

Provision for doubtful accounts	737,291	539,485

Amortization of deferred financing costs	299,961	213,083

Amortization of stock option compensation	38,127	38,127

Depreciation and amortization	3,747,205	4,415,127

Loss (gain) on disposal of property, plant and equipment	(6,393)	29,806

Deferred income taxes	4,918,828	5,656,831

Changes in operating assets and liabilities, net of effect of businesses acquired:

Receivables	(1,342,668)	714,034

Inventories	(4,776,616)	(3,020,164)

Deposits and prepaid expenses	(1,244,686)	(397,808)

Other assets	(105,896)	(93,487)

Accounts payable	(283,567)	(1,338,788)

Accrued liabilities	(770,981)	(1,697,275)

Net cash provided by operating activities	8,904,237	13,997,630

Cash Flows From Investing Activities:

Cash paid for businesses acquired	(5,660,450)	(29,365,784)

Net purchases of portable storage unit lease fleet	(29,724,040)	(23,599,357)

Net purchases of property, plant and equipment	(4,350,114)	(3,723,711)

Change in other assets	17,554	357,062

Net cash used in investing activities	(39,717,050)	(56,331,790)

Cash Flows From Financing Activities:

Net borrowings (repayment) under line of credit	(17,010,464)	52,011,121

Proceeds from issuance of notes payable	—	2,000,000

Deferred financing costs	(4,500)	(2,183,382)

Principal payments on notes payable	(1,549,363)	(8,822,776)

Principal payments on capital lease obligations	(42,323)	(15,331)

Exercise of warrants	251,525	41,251

Net issuance of common stock	48,638,898	238,267

Net cash provided by financing activities	30,283,773	43,269,150

Net (decrease) increase in cash	(529,040)	934,990

Cash at beginning of period	1,528,526	505,980

Cash at end of period	$999,486	$1,440,970

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s financial presentation.

The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. The Company has experienced some seasonality during the past several years which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarters. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and accompanying notes thereto.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002

BASIC:

Common shares outstanding, beginning of period	13,874,147	14,231,707	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period ended June 30	62,236	16,382	1,337,379	13,743

Weighted average number of common shares outstanding	13,936,383	14,248,089	12,928,963	14,237,700

Income before extraordinary item	$4,482,066	$4,434,406	$7,693,632	$8,938,659

Extraordinary item	—	—	—	(792,781)

Net income available to common shareholders	$4,482,066	$4,434,406	$7,693,632	$8,145,878

Earnings per share:

Income before extraordinary item	$0.32	$0.31	$0.60	$0.63

Extraordinary item	—	—	—	(0.06)

Net income	$0.32	$0.31	$0.60	$0.57

DILUTED:

Common shares outstanding, beginning of period	13,874,147	14,231,707	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period ended June 30	62,236	16,382	1,337,379	13,743

Employee stock options and warrants assumed converted during the period ended June 30	464,239	237,535	456,554	308,841

Weighted average number of common and common equivalent shares outstanding	14,400,622	14,485,624	13,385,517	14,546,541

Income before extraordinary item	$4,482,066	$4,434,406	$7,693,632	$8,938,659

Extraordinary item	—	—	—	(792,781)

Net income available to common shareholders	$4,482,066	$4,434,406	$7,693,632	$8,145,878

Earnings per share:

Income before extraordinary item	$0.31	$0.31	$0.57	$0.61

Extraordinary item	—	—	—	(0.05)

Net income	$0.31	$0.31	$0.57	$0.56

NOTE C — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2001	June 30, 2002

Raw material and supplies	$11,442,260	$14,891,001

Work-in-process	772,464	738,939

Finished portable storage units	1,521,938	2,846,561

	$13,736,662	$18,476,501

NOTE D — Property, plant and equipment consisted of the following at:

	December 31, 2001	June 30, 2002

Land	$777,668	$777,668

Vehicles and equipment	30,281,359	33,372,680

Buildings and improvements	9,178,556	9,336,739

Office fixtures and equipment	5,548,321	6,167,536

	45,785,904	49,654,623

Less accumulated depreciation	(14,174,902)	(15,806,815)

	$31,611,002	$33,847,808

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

In April 2002, Mobile Mini commissioned a study of service life and depreciation policy of its fleet of portable storage units, steel offices and custom structures at December 31, 2001. The purpose of this study, which was performed by an independent valuation consulting firm, was to evaluate the reasonableness of using the current depreciation rate of 1.5% per year over a 20 year period. The study confirmed the use of a 20 year period as the average service life and concluded that the 1.5% annual depreciation rate was acceptable.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of June 30, 2002, the lease fleet totaled $319.5 million as compared to $287.7 million at December 31, 2001, less accumulated depreciation of $13.3 million and $10.7 million, respectively.

The table below summarizes those transactions that increased our lease fleet from $277.0 million at December 31, 2001 to $306.2 million at June 30, 2002:

	Dollars	Units

Lease fleet at December 31, 2001, net	$277,020,335	70,070

Purchases:

Container purchases and containers obtained through acquisitions, including freight	8,056,016	7,047

Non-core units (primarily trailer vans) obtained through acquisitions	1,245,753	1,139

Manufactured units:

Steel containers, combination units and steel security offices	11,292,099	1,832

New wood mobile offices	8,040,904	410

Refurbishment and customization:

Refurbishment or customization of 54 units purchased or acquired in the current year	82,532

Refurbishment or customization of 4,682 units purchased in a prior year	4,671,384	649 (1)

Refurbishment or customization of 1,448 units obtained through acquisition in a prior year	1,029,553

Other	(259,058)	(77)

Cost of sales from lease fleet	(2,389,915)	(821)

Depreciation	(2,572,795)

Lease fleet at June 30, 2002, net	$306,216,808	80,249

(1) These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

         The table below outlines the composition of our lease fleet at June 30, 2002:

	Net Book	Number of
	Value	Units

Steel storage containers	$210,194,022	68,441

Offices	104,327,090	8,925

Van trailers	4,682,457	2,883

Other, primarily chassis	324,473

Accumulated depreciation	(13,311,234)

	$306,216,808	80,249

NOTE F – The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area served by each branch. Our branch operation includes our manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998. We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE G – Accounting Pronouncements. We adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect the results of operations or financial position. Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly when invoiced which is not materially different than on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We adopted SFAS No. 133 effective January 1, 2001, which did not have a material impact on our consolidated financial statements. As of June 30, 2002, SFAS No. 133 resulted in a charge to comprehensive income of $2.1 million, net of an applicable income tax benefit of $1.3 million.

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

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. Upon adoption, it eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting units. We adopted SFAS No. 142 on January 1, 2002. Goodwill has not been amortized since January 1, 2002 in accordance with the new pronouncement. Goodwill at June 30, 2002 was $51.1 million. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the first of the required impairment tests for goodwill during the second quarter of 2002 and determined that the carrying amount of our goodwill is not impaired.

The following table presents pro forma financial results for the six months ended June 30, 2001 and 2002 on a basis consistent with SFAS No. 142:

	June 30,
	2001	2002

Income before extraordinary item	$7,693,632	$8,938,659

Extraordinary item, net of income tax benefit	—	(792,781)

Goodwill amortization, net of income tax benefit	334,758	—

Adjusted net income	$8,028,390	$8,145,878

Earnings per share:

Basic:

Income before extraordinary item	$0.60	$0.63

Extraordinary item	—	—

Goodwill	0.02	(0.06)

Adjusted net income	$0.62	$0.57

Diluted:

Income before extraordinary item	$0.57	$0.61

Extraordinary item	—	(0.05)

Goodwill	0.03	—

Adjusted net income	$0.60	$0.56

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and becomes effective in fiscal years beginning after June 15, 2002. This statement requires that asset retirement obligations be estimated, when reasonable to do so, and recorded as a liability and as a part of the asset value. We do not expect the adoption of SFAS No. 143 to have any material effect on our results of operations or financial position.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. The statement also requires an impairment loss be recognized for assets held for use when the carrying amount is not recoverable, using an undiscounted cash flow test. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any material effect on our results of operations or financial position.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical corrections, was issued and becomes effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under APB 30 in determining an extraordinary item classification. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We will adopt this statement effective January 1, 2003. We do not believe this adoption will have any material effect on our results of operations or financial position.

SFAS No. 146, Accounting for the costs associated with Exit or Disposal Activities, was issued in June, 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullifies EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. We will adopt this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently would not effect our results of operations or financial position.

NOTE H – In January 2002, Mobile Mini acquired the portable storage assets of Star Leasing Co., a privately owned portable storage leasing company operating in the Columbus, Ohio metropolitan area. In April 2002, Mobile Mini purchased the portable storage assets of Foy Trailer Rental, Inc., which operated in the Little Rock, Arkansas and Memphis, Tennessee metropolitan areas, and the portable storage assets of TCT Leasing & Rental, Inc., which also operated in the Little Rock, Arkansas area. In May 2002, Mobile Mini expanded its presence in the state of Missouri through the acquisition of certain portable storage assets of River Roads Distributing Co., which operated in the St. Louis metropolitan area. Additionally, certain portable assets of Vanco Trailers, Inc. were acquired, giving us a new location in the Louisville, Kentucky market. Mobile Mini also expanded its Milwaukee, Wisconsin and Raleigh, North Carolina operations by acquiring certain portable storage assets from MIT Rentals, LLC and Triangle Trailer Rentals, Inc., respectively. In June 2002, Mobile Mini purchased most of the North American portable storage container business and assets from Transport International Pool, Inc. (TIP), a subsidiary of G.E. Capital. TIP operated in 33 markets including its Canadian operations. Four of these markets became new branches, 25 markets were added to existing branches and 4 markets are being operated without physical branch activities at this time. Also in June, Mobile Mini acquired certain mobile storage assets of A-C Trailers, Inc., which operated in the Columbia, South Carolina metropolitan area.

Mobile Mini paid cash of approximately $29.4 million in connection with these transactions completed subsequent to January 1, 2002. At August 2, 2002, we operate 46 branches located in 26 states and one Canadian province.

The acquisitions were accounted for as purchases in accordance with Accounting Principals Board (APB) Opinion No. 16, Business Combinations, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. Goodwill for acquisitions completed through June 30, 2001, was amortized using the straight-line method over 25 years from the date of the acquisition during 2001. In 2002, goodwill for acquisitions was not amortized in accordance with SFAS No. 142.

The purchase prices for acquisitions have been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

The aggregate purchase price of the operations acquired consist of:

Cash	$26,985,000

Retirement of debt	2,159,000

Other acquisition costs	222,000

Total	$29,366,000

The fair value of the assets purchase has been allocated as follows:

Tangible assets	$10,194,000

Intangible assets	365,000

Goodwill	19,709,000

Assumed liabilities	(902,000)

Total	$29,366,000

In July, 2002, Mobile Mini additionally acquired, for approximately $1.5 million in cash, the container, mobile office and van trailer assets of Thommen Properties, Inc., which operated in the greater Baltimore, Maryland area.

NOTE I – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net income	$4,482,066	$4,434,406	$7,693,632	$8,145,878

Market value change in derivatives	139,227	(670,145)	(516,139)	(90,467)

Unrealized gain on marketable securities	—	54,234	—	54,234

Total comprehensive income	$4,621,293	$3,818,495	$7,177,493	$8,109,645

The components of accumulated other comprehensive loss, net of tax, were as follows

	December 31, 2001	June 30, 2002

Market value change in derivatives	$(2,017,278)	$(2,107,745)

Unrealized gain on marketable securities	—	54,234

Total other comprehensive loss	$(2,017,278)	$(2,053,511)

NOTE J – On February 11, 2002, Mobile Mini entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under the new credit facility were used to refinance the debt under our old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. In connection with this refinancing, in the first quarter 2002, we recorded an after-tax extraordinary charge of approximately $0.8 million. The new credit facility is scheduled to expire in February 2007.

In June 2002, an amendment to the Loan and Security Agreement, among other items, gave consent to the acquisition of Transport International Pool/GE Capital, increased the aggregate amount of expenditures permitted for acquisitions in 2002, reduced the aggregate amount of expenditures permitted for lease fleet expansion in 2002, and reduced one of the minimum utilization covenants for the second and third quarters during 2002.

During the first quarter of 2002, Mobile Mini entered into a $2.0 million equipment financing agreement which is included in notes payable on our consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to

Three Months Ended June 30, 2001

         Total revenues for the quarter ended June 30, 2002 increased by $4.2 million, or 15.3%, to $31.7 million from $27.5 million for the same period in 2001. Leasing revenues for the quarter increased by $3.9 million, or 16.3%, to $27.6 million from $23.7 million for the same period in 2001. This increase resulted from a 14.8% increase in the average number of portable storage units on lease and a 1.3% increase in the average yield per unit. In the quarter ended June 30, 2002, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional (or “tuck”) acquisitions in those markets) was 8.1%, as compared to 25.4% during the second quarter of 2001. The slowdown in our internal growth rate is principally due to general economic weakness, particularly associated with the non-residential construction segment of our business and particularly in our most mature markets. We anticipate that, absent general economic improvement during the remainder of 2002, our internal growth rate will remain relatively the same for the remainder of the year. Our sales of portable storage units for the three months ended June 30, 2002 increased by 5.0% to $3.8 million from $3.6 million for the same period in 2001. This 5.0% increase is principally due to sales at our newer branches that were not opened during the three months ended June 30, 2001.

         Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended June 30, 2002 decreased to 65.1% of sales from 67.1% of sales in the same period in 2001. This two percent improvement in our in gross profit margin over the prior years resulted from a difference in product mix sold and a reduction in cost of containers which was only partially passed on to our customers.

         Leasing, selling and general expenses increased $3.3 million, or 24.7%, to $16.8 million for the quarter ended June 30, 2002, from $13.5 million for the same period in 2001. Leasing, selling and general expenses, as a percentage of total revenues, increased to 53.1% in the quarter ended June 30, 2002, from 49.1% for the same period in 2001. The $3.3 million increase in leasing, selling and general expenses primarily relates to costs associated with the expansion of our business by the acquisition of several new branches. The personnel costs, real estate costs, advertising costs and other fixed costs at newer branches are generally a higher percentage of revenues than the similar costs at more established branches where the company is able to take advantage of operating leverage associated with having a larger number of containers on rent. These new branches contributed to the 16.3% increase in leasing revenues.

         Depreciation and amortization expenses increased over $0.3 million, or 18.0%, to $2.3 million in the quarter ended June 30, 2002, from $2.0 million during the same period in 2001. The increase is due to higher depreciation expense on our larger lease fleet partially offset by the lack of amortization of goodwill in the second quarter of 2002 due to the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective one year earlier, our depreciation and amortization expenses in the second quarter 2001 would have been approximately $1.7 million or $0.3 million lower than reported in that quarter. In April 2002, Mobile Mini commissioned a study of service life and depreciation policy of its fleet of portable storage units, steel offices and custom structures at December 31, 2001. The purpose of this study, which was performed by an independent valuation consulting firm, was to evaluate the reasonableness of using the current depreciation rate of 1.5% per year over a 20 year period. The study confirmed the use of a 20 year period as the average service life and concluded that the 1.5% annual depreciation rate was acceptable.

         Interest expense increased $0.5 million, or 24.2%, to $2.8 million for the quarter ended June 30, 2002, compared to $2.3 million for the same period in 2001. Our average debt outstanding for the three months ended June 30, 2002, compared to the same period in 2001, increased by 52.5%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet, including acquisitions. This increase in borrowings was partially offset by a decrease in the weighted average interest rate on our debt from 6.7% for the three months ended June 30,

2001 to 5.6% for the three months ended June 30, 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.1% in 2001 and 5.8% in 2002.

         Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

         Net income for the three months ended June 30, 2002, was $4.4 million, a decrease of 1.1% compared to net income of $4.5 million for the same period in 2001. The slight decrease is primarily the result of higher interest cost associated with the higher average debt outstanding and higher leasing, selling and general expenses associated with the expansion into new markets.

Six Months Ended June 30, 2002 Compared to

Six Months Ended June 30, 2001

         Total revenues for the six months ended June 30, 2002 increased by $8.8 million, or 16.8%, to $61.1 million from $52.3 million for the same period in 2001. Leasing revenues for the six months ended June 30, 2002 increased by $7.8 million, or 17.5%, to $52.7 million from $44.9 million for the same period in 2001. This increase resulted from a 16.8% increase in the average number of portable storage units on lease and a 0.6% increase in the average yield per unit. In the six months ended June 30, 2002, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional or tuck acquisitions in those markets) was 9.6%, as compared to 24.2% during the same period of 2001. The slowdown in our internal growth rate is principally due to general economic weakness, particularly associated with in the non-residential construction segment of our business and particularly in our most mature markets. We anticipate that, absent general economic improvement during the remainder of 2002, our internal growth rate will remain relatively the same for the year. Our sales of portable storage units for the six months ended June 30, 2002 increased by 10.5% to $7.9 million from $7.1 million for the same period in 2001. This 10.5% increase is principally due to sales at our newer branches that were not opened during the six months ended June 30, 2001.

         Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the six months ended June 30, 2002 decreased to 65.4% of sales from 66.4% of sales in the same period in 2001. This one percent improvement in our gross profit margin resulted from a difference in product mix sold and a reduction in cost of containers which was only partially passed on to our customers.

         Leasing, selling and general expenses increased $5.6 million, or 21.6%, to $31.6 million for the six months ended June 30, 2002, from $26.0 million for the same period in 2001. Leasing, selling and general expenses, as a percentage of total revenues, increased to 51.8% in the six months ended June 30, 2002, from 49.8% for the same period in 2001. The $5.6 million increase in leasing, selling and general expenses primarily relate to costs associated with expansion of our business by the acquisition of several new branches. The personnel costs, real estate costs, advertising costs and other fixed costs at newer branches are generally a higher percentage of revenues than the similar costs at more established branches where the company is able to take advantage of operating leverage associated with having a larger number of containers on rent. These new branches contributed to the 17.5% increase in leasing revenues.

         Depreciation and amortization expenses increased $0.7 million, or 17.8%, to $4.4 million in the six months ended June 30, 2002, from $3.7 million during the same period in 2001. The increase is due to higher depreciation expense on our larger lease fleet partially offset by the lack of amortization of goodwill in the six months ended June 30, 2002 due to the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective one year earlier, our depreciation and amortization expenses for the six months ended June 30, 2001 would have been approximately $0.5 million lower than reported.

         Interest expense remained level at $5.2 million. Our average debt outstanding for the six months ended June 30, 2002, compared to the same period in 2001, increased by 29.8%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet, including acquisitions. This increase in borrowings was offset by a decrease in the weighted average interest rate on our debt from 7.0% for the six months ended June 30, 2001 to 5.5% for the six months ended June 30, 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.5% in 2001 and 5.8% in 2002.

         Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

         Income before extraordinary item for the six months ended June 30, 2002, was $8.9 million, an increase of 16.2% compared to net income of $7.7 million for the same period in 2001.

         In the first quarter of 2002 we recognized an extraordinary charge of $0.8 million related to the write-off of certain capitalized issuance costs associated with our prior credit agreement. This write-off was made in connection with our entering into our new credit agreement in February 2002.

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

         Operating Activities. Our operations provided net cash flow of $14.0 million during the six months ended June 30, 2002, and $8.9 million during the same period in 2001. Cash flow from operating activities was primarily generated by net income and deferred income taxes. It was also positively impacted by a reduction in accounts receivable. This was offset by an increase in inventories to support our new branches and by reductions in accounts payable and accrued liabilities.

         Investing Activities. Net cash used in investing activities was $56.3 million for the six months ended June 30, 2002, and $39.7 million for the same period in 2001. The higher cash utilization in 2002 was primarily the result of acquisitions of $29.4 million of businesses in 2002 versus $5.7 million of business in 2001. Capital expenditures for our lease fleet were $23.6 million for the six months ended June 30, 2002, and $29.7 million for the same period in 2001. Capital expenditures for property, plant and equipment were $3.7 million during the six months ended June 30, 2002, and $4.4 million for the same period in 2001.

         Financing Activities. Net cash provided by financing activities was $43.3 million for the six months ended June 30, 2002, and $30.3 million for the same period in 2001. During the six months ended June 30, 2002, net cash provided by financing activities was primarily provided by our credit facility and was used together with cash flow generated from operations, to fund our acquisitions and for expansion of our lease fleet. During the same period in 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.1 million. These proceeds were used to temporarily pay down our borrowings outstanding under our line of credit.

         In addition to cashflow generated by operations, our principal source of liquidity is our credit facility, which consists of a $250.0 million revolving line of credit. The interest rate under our credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA). The interest rate, effective September 2002, under our credit facility will be the LIBOR rate plus 2.50%. As of August 2, 2002, we had $209.0 million of borrowings outstanding under our credit facility and approximately $24.6 million of additional borrowings were currently available to us under the terms of the facility.

         In 2001, we entered into three-year Interest Rate Swap Agreements under which we have effectively fixed the interest rate payable on an aggregate of $85.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, we have effectively fixed, until February 2004, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit so that the rate is based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. Accounting for these swap agreements is covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income of $2.1 million, net of applicable income tax benefit of $1.3 million. See Note G to the Condensed Consolidated Financial Statements included at Part I, Item 1 of this Report.

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

         Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2002, we had three outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $85.0 million of debt. At June 30, 2002, in accordance with SFAS No. 133, we recorded a $2.1 million charge to comprehensive income, net of applicable income tax benefit of $1.3 million, related to the fair value of our interest rate swap agreements.

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

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on June 19, 2002 in Tempe, Arizona. On the record date for the annual meeting, 14,245,107 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and results from the annual meeting of stockholders.

	Number of Shares Voted

	For	Withheld

Election of Directors, each to serve a three year term:

George E. Berkner	12,809,083	99,290

Steven G. Bunger	10,868,988	2,039,385

         In addition to the election of two directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors are Lawrence Trachtenberg, Ronald J. Marusiak, Stephen A McConnell and Carolyn A. Clawson.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

99.1	First Amendment to Loan and Security Agreement and Consent to Acquisition.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.

99.3	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K:	Form 8-K consisting of our press release announcing earnings for the quarter ended March 31, 2002, filed on May 8, 2002.

Form 8-K consisting of our press release dated June 12, 2002 announcing the appointment of Ernst & Young LLP as the new independent auditors, succeeding Arthur Andersen LLP, filed on June 12, 2002.

Form 8-K consisting of Registrant’s change in certifying accountant, filed on June 14, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC. (Registrant)

Dated: August 14, 2002	/s/ Larry Trachtenberg Larry Trachtenberg Chief Financial Officer & Executive Vice President

EXHIBIT INDEX

Number	Description

99.1	First Amendment to Loan and Security Agreement and Consent to Acquisition.

99.2	Certification Pursuant to 18 U.S.C. §1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.

99.3	Certification Pursuant to 18 U.S.C. §1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.