Form 10-Q
period 2002-09-30
MOBILE MINI INC
filed 2002-11-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12804

(Exact name of registrant as specific in its charter)

Delaware	86-0748362

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X]    No [  ]

         As of November 1, 2002, there were outstanding 14,281,450 shares of the issuer’s common stock, par value $.01.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

		PAGE
	TABLE OF CONTENTS	NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets December 31, 2001 and September 30, 2002	3

	Condensed Consolidated Statements of Operations Three Months and Nine Months ended September 30, 2001 and September 30, 2002	4

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and September 30, 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

CERTIFICATIONS		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS

Cash	$505,980	$555,467

Receivables, net of allowance for doubtful accounts of $2,280,000 and $2,172,000, respectively	15,748,036	15,914,134

Inventories	13,736,662	15,107,041

Portable storage unit lease fleet, net	277,020,335	324,213,071

Property plant and equipment, net	31,611,002	36,214,998

Deposits and prepaid expenses	4,050,868	4,962,835

Other assets and intangibles, net	2,072,789	3,076,485

Goodwill	31,759,887	51,775,396

Total assets	$376,505,559	$451,819,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable	$7,828,435	$9,590,978

Accrued liabilities	13,326,901	18,015,209

Line of credit	153,701,900	210,943,038

Notes payable	8,674,604	2,305,588

Obligations under capital leases	113,971	88,512

Deferred income taxes	31,156,963	37,884,267

Total liabilities	214,802,774	278,827,592

Commitments and contingencies

Stockholders’ Equity:

Common stock; $.01 par value, 95,000,000 shares authorized, 14,223,957 and 14,258,950 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	142,239	142,589

Additional paid-in capital	115,434,033	115,919,549

Retained earnings	48,143,791	60,668,944

Accumulated other comprehensive loss	(2,017,278)	(3,739,247)

Total stockholders’ equity	161,702,785	172,991,835

Total liabilities and stockholders’ equity	$376,505,559	$451,819,427

See the accompanying notes to these condensed consolidated balance sheets.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,

	2001	2002

Revenues:

Leasing	$26,223,907	$30,883,437

Sales	4,023,099	4,095,263

Other	65,883	164,116

Total revenues	30,312,889	35,142,816

Costs and expenses:

Cost of sales	2,596,366	2,707,124

Leasing, selling and general expenses	14,650,855	18,574,848

Litigation expense	—	1,143,098

Depreciation and amortization	2,107,381	2,498,426

Income from operations	10,958,287	10,219,320

Other income (expense):

Interest income	3,958	573

Interest expense	(2,392,407)	(3,040,754)

Income before provision for income taxes	8,569,838	7,179,139

Provision for income taxes	3,342,238	2,799,864

Net income	$5,227,600	$4,379,275

Earnings per share:

Basic	$0.37	$0.31

Diluted	$0.36	$0.30

Weighted average number of common and common share equivalents outstanding:

Basic	14,041,364	14,256,143

Diluted	14,481,315	14,372,172

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,

	2001	2002

Revenues:

Leasing	$71,081,947	$83,588,570

Sales	11,157,103	11,979,840

Other	333,230	633,310

Total revenues	82,572,280	96,201,720

Costs and expenses:

Cost of sales	7,332,120	7,866,258

Leasing, selling and general expenses	40,653,207	50,194,875

Litigation expense	—	1,143,098

Depreciation and amortization	5,854,586	6,913,553

Income from operations	28,732,367	30,083,936

Other income (expense):

Interest income	31,219	11,649

Interest expense	(7,581,239)	(8,262,906)

Income before provision for income taxes and extraordinary item	21,182,347	21,832,679

Provision for income taxes	8,261,115	8,514,745

Income before extraordinary item	12,921,232	13,317,934

Extraordinary item, net of income tax benefit of $506,860	—	(792,781)

Net income	$12,921,232	$12,525,153

Earnings per share:

Basic:

Income before extraordinary item	$0.97	$0.94

Extraordinary item	—	(0.06)

Net income	$0.97	$0.88

Diluted:

Income before extraordinary item	$0.94	$0.92

Extraordinary item	—	(0.06)

Net income	$0.94	$0.86

Weighted average number of common and common share equivalents outstanding:

Basic	13,303,839	14,243,915

Diluted	13,757,536	14,497,875

See the accompanying notes to these condensed consolidated statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash Flows From Operating Activities:

Net income	$12,921,232	$12,525,153

Adjustments to reconcile income to net cash provided by operating activities:

Extraordinary loss on early debt extinguishment	—	792,781

Provision for doubtful accounts	1,369,089	1,554,576

Amortization of deferred financing costs	449,812	326,569

Currency translation adjustment	—	(35,762)

Amortization of stock option compensation	57,192	57,191

Depreciation and amortization	5,854,586	6,913,553

Loss on disposal of property, plant and equipment	8,580	34,609

Deferred income taxes	8,260,260	8,433,832

Changes in operating assets and liabilities, net of effect of businesses acquired:

Receivables	(4,403,990)	(1,720,674)

Inventories	(4,210,267)	505,750

Deposits and prepaid expenses	(3,192,115)	(911,967)

Other assets and intangibles	(903,474)	(145,335)

Accounts payable	2,918,270	1,762,543

Accrued liabilities	889,785	1,064,775

Net cash provided by operating activities	20,018,960	31,157,594

Cash Flows From Investing Activities:

Cash paid for businesses acquired	(13,669,150)	(30,799,175)

Net purchases of portable storage unit lease fleet	(58,924,249)	(42,605,060)

Net purchases of property, plant and equipment	(5,825,559)	(7,031,963)

Change in other assets	821,293	373,305

Net cash used in investing activities	(77,597,665)	(80,062,893)

Cash Flows From Financing:

Net borrowings under line of credit	9,900,000	57,241,138

Proceeds from issuance of notes payable	400,822	2,757,285

Deferred financing costs	(6,344)	(2,198,952)

Principal payments on notes payable	(2,220,407)	(9,126,301)

Principal payments on capital lease obligations	(62,044)	(25,459)

Exercise of warrants	251,525	64,213

Net issuance of common stock	49,165,662	242,862

Net cash provided by financing activities	57,429,214	48,954,786

Net (decrease) increase in cash	(149,491)	49,487

Cash at beginning of period	1,528,526	505,980

Cash at end of period	$1,379,035	$555,467

See the accompanying notes to these condensed consolidated Statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. The Company has experienced some seasonality during the past several years which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first quarters. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and accompanying notes thereto.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

BASIC:

Common shares outstanding, beginning of period	14,032,552	14,253,607	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period	8,812	2,536	1,712,255	19,958

Weighted average number of common shares outstanding	14,041,364	14,256,143	13,303,839	14,243,915

Income before extraordinary item	$5,227,600	$4,379,275	$12,921,232	$13,317,934

Extraordinary item	—	—	—	(792,781)

Net income available to common shareholders	$5,227,600	$4,379,275	$12,921,232	$12,525,153

Earnings per share:

Income before extraordinary item	$0.37	$0.31	$0.97	$0.94

Extraordinary item	—	—	—	(0.06)

Net income	$0.37	$0.31	$0.97	$0.88

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

DILUTED:

Common shares outstanding, beginning of period	14,032,552	14,253,607	11,591,584	14,223,957

Effect of weighting shares:

Weighted common shares issued during the period	8,812	2,536	1,712,255	19,958

Effect of dilutive securities:

Employee stock options and warrants assumed converted during the period	439,951	116,029	453,697	253,960

Weighted average number of common and common equivalent shares outstanding	14,481,315	14,372,172	13,757,536	14,497,875

Income before extraordinary item	$5,227,600	$4,379,275	$12,921,232	$13,317,934

Extraordinary item	—	—	—	(792,781)

Net income available to common shareholders	$5,227,600	$4,379,275	$12,921,232	$12,525,153

Earnings per share:

Income before extraordinary item	$0.36	$0.30	$0.94	$0.92

Extraordinary item	—	—	—	(0.06)

Net income	$0.36	$0.30	$0.94	$0.86

NOTE C — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2001	September 30, 2002

Raw material and supplies	$11,442,260	$11,842,405

Work-in-process	772,464	465,265

Finished portable storage units	1,521,938	2,799,371

	$13,736,662	$15,107,041

NOTE D — Property, plant and equipment consisted of the following at:

	December 31, 2001	September 30, 2002

Land	$777,668	$777,668

Vehicles and equipment	30,281,359	36,306,508

Buildings and improvements	9,178,556	9,393,271

Office fixtures and equipment	5,548,321	6,479,867

	45,785,904	52,957,314

Less accumulated depreciation	(14,174,902)	(16,742,316)

	$31,611,002	$36,214,998

NOTE E — Mobile Mini has a portable storage unit lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of September 30, 2002, the lease fleet totaled $339.0 million as compared to $287.7 million at December 31, 2001, less accumulated depreciation of $14.8 million and $10.7 million, respectively.

The table below summarizes those transactions that increased our lease fleet from $277.0 million at December 31, 2001 to $324.2 million at September 30, 2002:

	Dollars	Units

Lease fleet at December 31, 2001, net	$277,020,335	70,070

Purchases:

Container purchases and containers obtained through acquisitions, including freight	11,076,196	7,378

Non-core units (primarily trailer vans) obtained through acquisitions	1,710,288	1,297

Manufactured units:

Steel containers, combination units and steel security offices	20,900,957	2,971

Wood mobile offices	12,153,145	616

Refurbishment and customization:

Refurbishment or customization of 231 units purchased or acquired in the current year	396,938

Refurbishment or customization of 6,375 units purchased in a prior year	5,830,159	868 (1)

Refurbishment or customization of 2,074 units obtained through acquisition in a prior year	1,868,453

Other	(177,960)	(37)

Cost of sales from lease fleet	(2,487,896)	(974)

Depreciation	(4,077,544)

Lease fleet at September 30, 2002, net	$324,213,071	82,189

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

         The table below outlines the composition of our lease fleet at September 30, 2002:

	Net Book	Number of
	Value	Units

Steel storage containers	$219,260,355	69,580

Offices	114,678,116	9,703

Van trailers	4,706,252	2,906

Other, primarily chassis	328,298

Accumulated depreciation	(14,759,950)

	$324,213,071	82,189

NOTE F – The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area served by each branch. Our branch operation includes our manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998. We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We adopted SFAS No. 133 effective January 1, 2001, which did not have a material impact on our consolidated financial statements. For the nine months and three months ended September 30, 2002, SFAS No. 133 resulted in a charge to comprehensive loss of $1.7 million and $1.6 million, respectively, net of an applicable income tax benefit of $1.1 million and $1.0 million, respectively.

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

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. Upon adoption, it eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting units. We adopted SFAS No. 142 on January 1, 2002, and ceased amortization of all existing goodwill. Goodwill at September 30, 2002 was $51.8 million. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is an evaluation for potential impairment, while the second step measures the amount of the impairment, if any. We completed the first of the required impairment tests for goodwill during the second quarter of 2002 and determined that the carrying amount of our goodwill is not impaired. We have not made any adjustments to income subsequent to our evaluation and are not anticipating any impairment to the fair market value of goodwill.

The following table presents pro forma financial results for the nine months ended September 30, 2001 and 2002 on a basis consistent with SFAS No. 142:

	September 30,

	2001	2002

Income before extraordinary item	$12,921,232	$13,317,934

Extraordinary item, net of income tax benefit	—	(792,781)

Goodwill amortization, net of income tax benefit	567,451	—

Adjusted net income	$13,488,683	$12,525,153

Earnings per share:

Basic:

Income before extraordinary item	$0.97	$0.94

Extraordinary item	—	(0.06)

Goodwill	0.04	—

Adjusted net income	$1.01	$0.88

Diluted:

Income before extraordinary item	$0.94	$0.92

Extraordinary item	—	(0.06)

Goodwill	0.04	—

Adjusted net income	$0.98	$0.86

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

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and becomes effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principals Board (APB) 30 in determining an extraordinary item classification. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We will adopt this statement effective January 1, 2003. We do not believe this adoption will have any material effect on our results of operations or financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June, 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullifies EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. We will adopt this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently would not effect our results of operations or financial position.

NOTE H – In January 2002, Mobile Mini acquired the portable storage assets of Star Leasing Co., a privately owned portable storage leasing company operating in the Columbus, Ohio metropolitan area. In April 2002, Mobile Mini purchased the portable storage assets of Foy Trailer Rental, Inc., which operated in the Little Rock, Arkansas and Memphis, Tennessee metropolitan areas, and the portable storage assets of TCT Leasing & Rental, Inc., which also operated in the Little Rock, Arkansas area. In May 2002, Mobile Mini expanded its presence in the state of Missouri through the acquisition of certain portable storage assets of River Roads Distributing Co., which operated in the St. Louis metropolitan area. Additionally, certain portable assets of Vanco Trailers, Inc. were acquired, giving us a new location in the Louisville, Kentucky market. Mobile Mini also expanded its Milwaukee, Wisconsin and Raleigh, North Carolina operations by acquiring certain portable storage assets from MIT Rentals, LLC and Triangle Trailer Rentals, Inc., respectively. In June 2002, Mobile Mini purchased most of the North American portable storage container business and assets from Transport International Pool, Inc. (TIP), a subsidiary of G.E. Capital. TIP operated in 33 markets including its Canadian operations. Four of these markets became new branches, 25 markets were added to existing branches and 4 markets are being operated without a physical branch location at this time. Also in June, Mobile Mini acquired certain mobile storage assets of A-C Trailers, Inc., which operated in the Columbia, South Carolina metropolitan area. In July 2002, Mobile Mini acquired the container, mobile office and van trailer assets of Thommen Properties, Inc., which operated in the greater Baltimore, Maryland area.

Mobile Mini paid cash of approximately $30.8 million in connection with these transactions completed after January 1, 2002. At November 1, 2002, we operated 46 branches located in 26 states and one Canadian province.

The acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. Goodwill for acquisitions completed through June 30, 2001, was amortized using the straight-line method over 25 years from the date of the acquisition during 2001. In 2002, goodwill for acquisitions was not amortized in accordance with SFAS No. 142.

The purchase prices for acquisitions have been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

The aggregate purchase price of the operations acquired consists of:

Cash	$28,002,000

Retirement of debt	2,722,000

Other acquisition costs	75,000

Total	$30,799,000

The fair value of the assets purchased has been preliminarily allocated as follows:

Tangible assets	$10,842,000

Intangible assets	390,000

Goodwill	20,389,000

Assumed liabilities	(822,000)

Total	$30,799,000

NOTE I – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income	$5,227,600	$4,379,275	$12,921,232	$12,525,153

Market value change in derivatives, net of tax	(1,776,781)	(1,618,881)	(2,292,920)	(1,709,348)

Unrealized gain on marketable securities	—	(31,093)	—	23,141

Foreign currency translation	—	(35,762)	—	(35,762)

Total comprehensive income	$3,450,819	$2,693,539	$10,628,312	$10,803,184

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2001	September 30, 2002

Market value change in derivatives	$(2,017,278)	$(3,726,626)

Unrealized gain on marketable securities	—	23,141

Foreign currency translation	—	(35,762)

Total accumulated other comprehensive loss	$(2,017,278)	$(3,739,247)

NOTE J – On February 11, 2002, Mobile Mini entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under this credit facility were used to refinance the debt under our old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. In connection with this refinancing, in the first quarter of 2002 we recorded an after-tax extraordinary charge of approximately $0.8 million. The new credit facility is scheduled to expire in February 2007.

An amendment to the Loan and Security Agreement in June 2002, among other items, provided for the lenders’ consent to our acquisition of a portion of the portable storage business of Transport International Pool (a subsidiary of GE Capital), increased the aggregate amount of our expenditures permitted for acquisitions in 2002, reduced the aggregate amount of expenditures permitted for lease fleet expansion in 2002 by means other than acquisitions, and reduced a minimum utilization covenant for the second and third quarters of 2002.

In September 2002, pursuant to a Waiver and Second Amendment to the Loan and Security Agreement the lenders agreed to waive any event of default which may result in connection with a judgment in favor of Nuko Holdings I, LLC, (Nuko) against Mobile Mini (discussed in Note K below and in Part II, Item I), and amended certain definitions to essentially exclude from the financial covenant calculations any payments accrued or paid by Mobile Mini in connection with the Nuko judgment.

During the first quarter of 2002, Mobile Mini entered into a $2.0 million equipment financing agreement which is included in notes payable on our consolidated balance sheet.

NOTE K – Legal Proceedings.

We are in the process of appealing an adverse verdict in Nuko Holdings I, LLC v. Mobile Mini, Inc., which was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500). We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close, as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We intend to appeal the judgment rendered by the trial court and will timely file our appeal with the Florida Court of Appeals. We anticipate that the appeals court process may take a lengthy period before a decision is rendered.

The acquisition agreement under which we acquired A-1 Trailer Rental’s portable storage assets included an agreement to place a portion of the purchase price in escrow to secure A-1 Trailer Rental’s obligations to indemnify us for any losses we suffer due to the incorrectness of any representation or warranty of A-1 Trailer Rental. Because the Nuko Holdings I, LLC suit arose in connection with the purchases of A-1 Trailer Rental’s assets, we made claims under our acquisition agreement with A-1 Trailer Rental. A-1 disputed our claims, and we and A-1 entered into an agreement respecting the $2.2 million held in escrow under the acquisition agreement. It is this agreement that A-1 now seeks to have declared by the court to be unenforceable as against public policy, arguing that enforcement would encourage impermissible interference with contracts. To that end, A-1 Trailer Rental has filed a summary judgment motion requesting the court to declare A-1’s agreement with us to be unenforceable. Regardless of public policy issues in other contexts, the facts are that the agreement A-1 Trailer Rental seeks to set aside was made more than six months after Nuko Holdings filed its action and the agreement between us and A-1 could not in any way have encouraged conduct that occurred six months earlier. Further, the indemnity obligation is to protect us against losses caused by A-1 Trailer Rental’s actions (in this instance, A-1 Trailer Rental’s breach of a contract) but for which action the losses indemnified against would not have been sustained. In addition, our actions about which Nuko Holdings complained were induced by A-1 Trailer Rental’s acts, assurances and representations. We believe that A-1 Trailer Rental’s claims are without merit and we will vigorously oppose them. We have also filed counterclaims against A-1 Trailer Rental and its affiliated entities and several individuals who owned or were agents of A-1 Trailer Rental and/or affiliated entities. The counterclaims include claims for fraudulent misrepresentation, negligent misrepresentation, breach of warranty and breach of contract, breach of the covenant of good faith and fair dealing, and other claims.

Given the uncertainty about whether legal costs incurred in the Nuko matter are recoverable against the escrow account, we have expensed all legal fees and not recognized any benefit related to the escrow account. Should we prevail in the indemnification action, and our ultimate liability be less than the amount recoverable from A-1, we would reverse these expenses.

Based on management’s opinion, in consultation with legal counsel, the amount of loss related to the Nuko action, if any, is not estimable and therefore no accrual has been made related to the judgment. We also believe that the ultimate outcome of this matter, even if decided adversely to us, will not have a material adverse impact on our financial condition.

During the three and nine month periods ended September 30, 2002, we expensed $1,143,000 in legal and other costs directly associated with this and a related matter.

The effect of diluted earnings per share for the expenses incurred for this litigation at September 30, 2002 is shown below:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Diluted Earnings Per Share:

Income before extraordinary item and Nuko litigation expenses	$0.35	$0.97

Nuko litigation expenses, net of income taxes	(0.05)	(0.05)

Extraordinary item, net of income taxes	—	(0.06)

Net Income	$0.30	$0.86

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

         Total revenues for the quarter ended September 30, 2002 increased by $4.8 million, or 15.9%, to $35.1 million from $30.3 million for the same period in 2001. Leasing revenues for the quarter increased by $4.7 million, or 17.8%, to $30.9 million from $26.2 million for the same period in 2001. This increase resulted from a 18.9% increase in the average number of portable storage units on lease, partially offset by a 0.9% decrease in the average rental yield per unit. In the quarter ended September 30, 2002, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional (or “tuck”) acquisitions in those markets) was 7.5%, as compared to 22.8% during the third quarter of 2001. The slowdown in our internal growth rate is principally due to general economic weakness, particularly associated with the non-residential construction segment of our business and particularly in our more established markets. Our internal growth rate has leveled off with the growth rate achieved during the quarter ended June 30, 2002 after declining in the two previous quarters. Our sales of portable storage units for the three months ended September 30, 2002 remained relatively level with the prior year, increasing by 1.8% to $4.1 million from $4.0 million during the same 2001 period. We experienced lower sales activity in the 2002 quarter at our more established branches due to the general slowdown in economic activity, which was offset by strong sales demand at several of our new branches. The level of sales is affected more than the level of leasing activity during slower economic times.

         Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended September 30, 2002 increased to 66.1% of sales from 64.5% of sales in the same period in 2001. This decrease in our gross profit margin compared to the prior year’s margin resulted in a modest $39,000 reduction in gross profit.

         Leasing, selling and general expenses increased $3.9 million, or 26.8%, to $18.6 million for the quarter ended September 30, 2002, from $14.7 million for the same period in 2001. Leasing, selling and general expenses, as a percentage of total revenues, increased to 52.9% in the quarter ended September 30, 2002, from 48.3% for the same period in 2001. The $3.9 million increase in leasing, selling and general expenses primarily relates to costs associated with the expansion of our business by the acquisition of several new branches. The personnel costs, real estate leasing costs, advertising costs and other fixed costs at newer branches are generally a higher percentage of revenues than such costs at more established branches where we are able to take advantage of operating leverage associated with having a larger number of containers on rent. Our new branches contributed to the 17.8% increase in leasing revenues.

         Litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). We recorded approximately $1.1 million of legal expense during the quarter in defense of the suit. This amount is reported in our condensed consolidated statements of operations for the quarter ended September 30, 2002. Future costs in connection with our Florida litigation will be expensed as incurred. It is expected there will be significant expenditures at such time a new trial occurs.

         Depreciation and amortization expenses increased $0.4 million, or 18.6%, to $2.5 million in the quarter ended September 30, 2002, from $2.1 million during the same period in 2001. The increase is due to higher depreciation expense on our larger lease fleet, partially offset by the lack of amortization of goodwill in the third quarter of 2002 due to the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective one year earlier, our depreciation and amortization expenses in the third quarter 2001 would have been approximately $1.8 million or $0.3 million lower than reported in that quarter. In April 2002, Mobile Mini commissioned a study of service life and depreciation policy of its fleet of portable storage units, steel offices and custom structures at December 31, 2001. The purpose of this study, which was performed by an independent valuation consulting firm, was to evaluate the reasonableness of using the current depreciation rate of 1.5% per year over a 20 year period. The study confirmed the use of a 20 year period as the average service life and concluded that the 1.5% annual depreciation rate was acceptable.

         Interest expense increased $0.6 million, or 27.1%, to $3.0 million for the quarter ended September 30, 2002, compared to $2.4 million for the same period in 2001. Our average debt outstanding for the three months ended September 30, 2002, compared to the same period in 2001, increased by 73.9%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet, including acquisitions. This increase in borrowings was partially offset by a decrease in the weighted average interest rate on our debt from 6.1% for the three months ended September 30, 2001 to 4.5% for the three months ended September 30, 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.5% in the 2001 quarter and 4.7% in the 2002 quarter.

         Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

         Net income for the three months ended September 30, 2002, was $4.4 million, a decrease of 16.2% compared to net income of $5.2 million for the same period in 2001. The decrease is primarily the result of the litigation expense in connection with our Florida litigation, in addition to higher interest cost associated with the higher average debt outstanding and higher leasing, selling and general expenses associated with the expansion into new markets and higher insurance expense were offset by higher revenues. Excluding the effect of the Nuko litigation, our net income was $5.1 million for the three months ended September 30, 2002, nearly level with the previous year’s level.

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2001

         Total revenues for the nine months ended September 30, 2002 increased by $13.6 million, or 16.5%, to $96.2 million from $82.6 million for the same period in 2001. Leasing revenues for the nine months ended September 30, 2002 increased by $12.5 million, or 17.6%, to $83.6 million from $71.1 million for the same period in 2001. This increase resulted from a 17.5% increase in the average number of portable storage units on lease and a 0.1% increase in the average rental yield per unit. In the nine months ended September 30, 2002, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional (or “tuck”) acquisitions in those markets) was 8.8%, as compared to 23.6% during the same period of 2001. The slowdown in our internal growth rate is principally due to general economic weakness, particularly associated with the non-residential construction segment of our business and particularly in our more established markets. Our internal growth rate has leveled off with the growth rate achieved during the quarter ended June 30, 2002 after declining in the two previous quarters. Our sales of portable storage units for the nine months ended September 30, 2002 increased by 7.4%, to $12.0 million from $11.2 million for the same period in 2001. This 7.4% increase is principally due to sales at our newer branches that were not opened during the nine months ended September 30, 2001.

         Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the nine months ended September 30, 2002 and 2001 stayed the same at 65.7% of sales.

         Leasing, selling and general expenses increased $9.5 million, or 23.5%, to $50.2 million for the nine months ended September 30, 2002, from $40.7 million for the same period in 2001. Leasing, selling and general expenses, as a percentage of total revenues, increased to 52.2% in the nine months ended September 30, 2002, from 49.2% for the same period in 2001. The $9.5 million increase in leasing, selling and general expenses primarily relate to costs associated with expansion of our business by the acquisition of several new branches. The personnel costs, real estate leasing costs, advertising costs and other fixed costs at newer branches are generally a higher percentage of revenues than such costs at more established branches where we are able to take advantage of operating leverage associated with having a larger number of containers on rent. Our new branches contributed to the 17.6% increase in leasing revenues.

         Litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). We recorded approximately $1.1 million of legal expense in defense of the suit. This amount is reported in our condensed consolidated statements of operations for the nine months ended September 30, 2002. Future costs in connection with our Florida litigation will be expensed as incurred. It is expected there will be significant expenditures at such time a new trial occurs.

         Depreciation and amortization expenses increased $1.1 million, or 18.1%, to $6.9 million in the nine months ended September 30, 2002, from $5.9 million during the same period in 2001. The increase is due to higher depreciation expense on our larger lease fleet, partially offset by the lack of amortization of goodwill in the nine months ended September 30, 2002 due to the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective one year earlier, our depreciation and amortization expenses for the nine months ended September 30, 2001 would have been approximately $0.9 million lower than reported.

         Interest expense increased $0.7 million, or 9.0%, to $8.3 million for the nine months ended September 30, 2002, compared to $7.6 million for the same period in 2001. Our average debt outstanding for the nine months ended September 30, 2002, compared to the same period in 2001, increased by 45.1%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet, including acquisitions. This increase in borrowings was offset by a decrease in the weighted average interest rate on our debt from 6.7% for the nine months ended September 30, 2001 to 5.1% for the nine months ended September 30, 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.1% in 2001 and 5.3% in 2002.

         Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

         Income before extraordinary item for the nine months ended September 30, 2002, was $13.3 million, an increase of 3.1% compared to net income of $12.9 million for the same period in 2001. Excluding the effect of the Florida litigation, our net income, before extraordinary item, was $14.0 million for the nine months ended September 30, 2002.

         In the first quarter of 2002, we recognized an extraordinary charge of $0.8 million related to the write-off of certain capitalized debt issuance costs associated with our prior credit agreement. This write-off was taken in connection with our entering into our new credit agreement in February 2002.

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

         Operating Activities. Our operations provided net cash flow of $31.2 million during the nine months ended September 30, 2002, and $20.0 million during the same period in 2001. Cash flow from operating activities was greater than net income, due primarily to deferred income tax expense and depreciation and amortization. It was negatively impacted by cash required for increased net operating asset levels. Utilization was about the same in the first and second quarter.

         Investing Activities. Net cash used in investing activities was $80.1 million for the nine months ended September 30, 2002, and $77.6 million for the same period in 2001. The higher cash utilization in 2002 was primarily the result of acquisitions of $30.8 million of businesses in 2002 versus $13.7 million of business in 2001. Capital expenditures for our lease fleet were $42.6 million for the nine months ended September 30, 2002, and $58.9 million for the same period in 2001. The lower level in the current year was due to a lower level of internal growth which caused the Company to require fewer new containers. This was offset in part by refurbishment costs associated with bringing containers acquired in acquisitions in 2002 up to Mobile Mini standards. Capital expenditures for property, plant and equipment were $7.0 million during the nine months ended September 30, 2002, and $5.8 million for the same period in 2001.

         Financing Activities. Net cash provided by financing activities was $49.0 million for the nine months ended September 30, 2002, and $57.4 million for the same period in 2001. During the nine months ended September 30, 2002, net cash provided by financing activities was primarily provided by our credit facility and was used together with cash flow generated from operations to fund our acquisitions and for expansion of our lease fleet. During the same period in 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.1 million. These proceeds were used to temporarily pay down our borrowings outstanding under our line of credit.

         In addition to cash flow generated by operations, our principal source of liquidity is our credit facility, which consists of a $250.0 million revolving line of credit. The interest rate under our credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA). The interest rate, effective November 2002, under our credit facility is the LIBOR rate plus 2.50%. As of September 30, 2002, we had $210.9 million of borrowings outstanding under our credit facility and approximately $23.0 million of additional borrowings were currently available to us under the terms of the facility. The credit facility has grown at a much lower than historical rate from June 30, 2002 to September 30, 2002 due to a lower level of additions to the lease fleet. The Company’s internal growth was slower than in prior years, so most of the additional lease fleet needed was achieved by increasing utilization rates or funded through cash flow from operations.

         In 2001, we entered into three-year Interest Rate Swap Agreements under which we effectively fixed the interest rate payable on an aggregate of $85.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit was based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. In August and September 2002, we amended these Interest Rate Swap Agreements to substitute the spread from the existing fixed rates to 4.685%, 4.67% and 4.785%, respectively. In addition, we entered into two new interest rate swap agreements each for $25 million at a spread from fixed rates of 2.98% and 2.97% rather than a spread from the LIBOR rate. The aggregate amount of the interest rate swap agreements at September 30, 2002 is $135 million with all five agreements maturing in August 2005. The weighted average fixed interest rate on these swaps is 4.07% plus the spread. Accounting for these swap agreements is covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income for the nine and three months ended September 30, 2002 of $1.7 million and $1.6 million, respectively, net of applicable income tax benefit of $1.1 million and $1.0 million, respectively. See Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

         Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2002, we had five outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $135.0 million of debt. For the nine months ended September 30, 2002, in accordance with SFAS No. 133, we recorded a $1.7 million charge to comprehensive income, net of applicable income tax benefit of $1.1 million, related to the fair value of our interest rate swap agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO), and the Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the CEO and CFO concluded that Mobile Mini’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Mobile Mini’s reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

         Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits have been filed against us in the State of Florida arising out of that acquisition. One lawsuit, Nuko Holdings I, LLC v. Mobile Mini, Inc, which was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500), resulted in a verdict of $7,215,000 being entered against us. In the second case, A-1 Trailer Rental has filed an action (A-1 Trailer Rental, et al. v. Mobile Mini, Inc. (Case No. 8:02-cv-323-T-27TGW, in the United States District Court for the Middle District of Florida, Tampa Division)) requesting that the court declare invalid on public policy grounds its agreement to indemnify us against any losses we suffer as a consequence of the Nuko Holdings lawsuit and making unavailable to us $2,200,000 which is presently held in escrow in accordance with the terms of the A-1 Trailer Rental acquisition agreement.

         In 1999, Nuko Holdings and A-1 Trailer Rental had entered into an agreement under which Nuko Holdings would purchase certain portable storage assets from A-1 Trailer Rental. We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close, as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions in November 2002, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We intend to appeal the judgment rendered by the trial court and will timely file our appeal with the Florida Court of Appeals. We anticipate that the appeals court process may take a lengthy period before a decision is rendered.

         The acquisition agreement under which we acquired A-1 Trailer Rental’s portable storage assets included an agreement to place a portion of the purchase price in escrow to secure A-1 Trailer Rental’s obligations to indemnify us for any losses we suffer due to the incorrectness of any representation or warranty of A-1 Trailer Rental. After we acquired the portable storage assets of A-1 Trailer Rental, Nuko filed suit against A-1 Trailer Rental and us. Because the suit arose in connection with the purchase of A-1 Trailer Rental’s assets, we made claims under our acquisition agreement with A-1 Trailer Rental. A-1 disputed our claims, and we and A-1 entered into an agreement respecting the $2.2 million held in escrow under the acquisition agreement. Under this agreement, the $2.2 million will continue to be held in escrow, to secure A-1’s contractual obligation to indemnify and hold us harmless against any losses arising in connection with the Nuko Holdings lawsuit. It is that agreement that A-1 now seeks to have declared by the court to be unenforceable as against public policy, arguing that enforcement would encourage impermissible interference with contracts. To that end, A-1 Trailer Rental has filed a summary judgment motion requesting the court to declare A-1’s agreement with us to be unenforceable. We intend to vigorously oppose this motion. Regardless of public policy issues in other contexts, the facts are that the agreement A-1 Trailer Rental seeks to set aside was made more than six months after Nuko Holdings filed its action and the agreement between us and A-1 could not in any way have encouraged conduct that occurred six months earlier. Further, the indemnity obligation is to protect us against losses caused by A-1 Trailer Rental’s actions (in this instance, A-1 Trailer Rental’s breach of a contract) but for which action the losses indemnified against would not have been sustained. In addition, our actions about which Nuko Holdings complained were induced by A-1 Trailer Rental’s acts, assurances and representations. We believe that A-1 Trailer Rental’s claims are without merit and we will vigorously oppose them. We have also filed counterclaims against A-1 Trailer Rental and its affiliated entities and several individuals who owned or were agents of A-1 Trailer Rental and/or affiliated entities. The counterclaims include claims for fraudulent misrepresentation, negligent misrepresentation, breach of warranty and breach of contract, breach of the covenant of good faith and fair dealing, and other claims.

         In management’s opinion, after consultation with legal counsel, the amount of loss, if any, related to these lawsuits, is not estimable. Therefore, no accrual has been made related to the $7,215,000 judgment. Management does not believe the outcome of this litigation, even if unfavorable to the Company, will have a material adverse affect on the Company’s financial condition. In addition, an escrow account with a balance of $2.2 million exists related to the purchase of A-1 Trailer Rental to cover certain potential loss contingencies. Given the uncertainty about whether legal costs incurred in the Nuko matter are recoverable against the escrow account, management has expensed all legal fees and not recognized any benefit related to the escrow account.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

10.3.6	Waiver and Second Amendment to Loan and Security Agreement.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K:

Form 8-K consisting of our press release announcing the resignation of one of our Board members and the appointment of two outside members to the Board of Directors, filed on September 4, 2002.

Form 8-K consisting of our press release announcing a Florida jury verdict, filed on September 16, 2002.

         The following pages include the Signatures page for this Form 10-Q, Certifications of our CEO and CFO, and (at Exhibits 99.1 and 99.2 of this report) a further Certification by our CEO and our CFO.

         The form of Certification immediately following the Signatures page is required by Rule 15d-14 under the Securities Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this quarterly report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our audit committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification (that set forth at Exhibit 99.1 and 99.2) is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

(Registrant)

Dated: November 14, 2002	/s/ Larry Trachtenberg

Larry Trachtenberg

Chief Financial Officer & Executive Vice President

CERTIFICATION

I, Steven G. Bunger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mobile Mini, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steve G. Bunger

Steven G. Bunger

Chief Executive Officer

CERTIFICATION

I, Lawrence Trachtenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mobile Mini, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Lawrence Trachtenberg

Lawrence Trachtenberg

Chief Financial Officer