Form 10-K
period 2002-12-31
MOBILE MINI INC
filed 2003-03-31
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 2002.                                          Commission File Number  1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0748362
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of Principal Executive Offices)

(480) 894-6311
(Registrant’s Telephone Number)

Securities Registered Under Section 12(g) of the Exchange Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ National Market
Preferred Share Purchase Rights

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☒  No  ☐

The aggregate market value on June 30, 2002 of the voting stock owned by non-affiliates of the registrant was approximately $232.7 million (calculated by excluding all shares held by executive officers, directors and non-institutional holders of five percent or more of the voting power of the registrant, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

As of March 21, 2003, there were outstanding 14,294,814 shares of the issuer’s common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 58.

MOBILE MINI, INC
2002 FORM 10-K ANNUAL REPORT

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

ITEM 1.  DESCRIPTION OF BUSINESS.

We are the nation’s largest provider of portable storage solutions through our fleet of approximately 86,000 portable storage and office units. At March 21, 2003, we operated in 26 states and one Canadian province. Our products provide secure, accessible temporary storage for a diversified client base of over 62,000 customers, including Wal-Mart, Motorola, Frito Lay, Holiday Inns®, Target, Home Depot, Toys R Us, Walgreens, numerous municipalities, the United States military and individual households across America. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. We obtain our portable storage units by purchasing used ocean-going containers, which we refurbish and modify, and by manufacturing our own units. We offer a wide range of products in varying lengths and widths with an assortment of differentiated features such as our patented security systems, multiple doors, electrical wiring and shelving. We also have a product line of both steel and wood office units in various sizes that we lease through our branch locations. In addition to our leasing operations, we sell new and used portable storage units and provide ancillary services.

In 1996, we initiated a strategy of focusing on leasing instead of selling our portable storage units. We initiated this strategic shift because we believed leasing would allow us to achieve strong growth, improved profitability and increased predictability of our business. Since 1996, we have increased our fleet by over 71,000 units, for a compound annual growth rate, or CAGR, of approximately 34.3%. We believe our leasing model is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 19 months;

•	have average monthly lease rates that recoup our current unit investment within an average of 32 months;

•	have long useful lives, low maintenance and high residual values; and

•	produce incremental leasing operating margins above 60%.

As a result of shifting our focus to leasing, we have achieved substantial increases in our revenues and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $116.2 million in 2002, representing a CAGR of 36.6%. Over this same period, our operating income increased from $4.7 million in 1996 to $42.8 million in 2002, representing a CAGR of 44.3%, and our operating margin has grown from 11.2% in 1996 to 32.1% in 2002.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. Mobile Mini and Mobile Storage Group, Inc. are the two largest companies in the portable storage segment.

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

Our products also serve the mobile office industry. This industry provides temporary office space and is estimated to exceed $2.5 billion annually. We offer steel and wooden portable offices in varying lengths and widths, with lease terms averaging approximately 12 months.

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

Competitive Strengths

Our competitive strengths include the following:

Market Leadership. We have a fleet of approximately 86,000 portable storage units and portable offices and are the largest provider of portable storage solutions in a majority of our markets. We believe we are creating brand awareness and that “Mobile Mini” is associated with high quality portable storage products and superior customer service. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

Superior, Differentiated Products. We offer the industry’s broadest range of portable storage products in varying lengths and widths to better meet our customers’ temporary storage needs. Our manufacturing, refurbishment and maintenance capabilities enable us to offer products that our competitors are unable to match. Most competitors offer as portable storage containers only standard eight-foot-wide ocean-going shipping containers in 20-, 40- or 45-foot lengths, while our portable storage units range in size from five to 48 feet in length and eight to 10 feet in width. Our manufactured 10-foot wide units provide 40% more usable storage space than the standard eight-foot-wide ocean-going containers offered by our competitors. Our products also have patented, or patent pending, locking systems and multiple door options. In addition we offer portable storage units with electrical wiring, shelving and other customized features.

Customer Service Focus. We believe the portable storage industry is very service intensive and essentially local. Our entire organization is focused on providing high levels of customer service. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our salespeople work out of our local branch locations rather than from a centralized or regional call center. This allows them to interact directly with customers, better understand local market needs and develop each market in response to those needs. Our customized management information systems increase our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. As a result of this customer service focus, we enjoy high levels of repeat business and word-of-mouth referrals.

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have over 300 dedicated commissioned salespeople. We assist our salespeople by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow page and direct mail advertising are integral parts of our sales and marketing approach. In 2002, our total advertising costs were $6.2 million, and we mailed over 8.9 million product brochures to existing and prospective customers. Our 2002 total advertising expenses were approximately $2.1 million greater than our 2000 total advertising expenses, and approximately $1.0 million greater than our 2001 expenses.

Diverse Customer Base. During 2002, we served more than 62,000 customers across a wide range of industries. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. In 2002, our largest customer, Wal-Mart, accounted for 5.7% of our leasing revenues. Our twenty largest customers combined accounted for approximately 8.8% of our 2002 lease revenues. We believe this diversity reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. The fact our business continued to grow during the economic downturn of 2002, albeit at a slower rate than during prior years, demonstrates some measure of resilience against recession of our business model. Our diverse customer base also demonstrates the broad applications for our products and the opportunity to create future demand through targeted marketing.

National Accounts Program. Our national presence in the US allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Our National Account Program currently serves over 350 customers. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

Customized Management Information Systems. We have made substantial investments in our management information systems to optimize fleet utilization, capture detailed customer data, improve financial performance and support our growth. Our management information systems enable us to carefully monitor, on a daily basis, the size, mix, utilization and lease rates of our lease fleet by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a scaleable PC-based wide area network that provides real-time transaction processing and detailed reports on a branch by branch basis. We intend to invest further in upgrading our management information systems in 2003 and 2004.

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

Growth Strategy

Our growth strategy consists of the following:

Focus on Core Portable Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe there is substantial demand for our portable storage units throughout the United States. Our focus on leasing has allowed us to increase our leasing revenues from $17.9 million in 1996 to $116.2 million in 2002, representing a CAGR of 36.6%, and expand our operating margins from 11.2% to 32.1% over the same period.

Generate Strong Internal Growth. We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. We have historically been able to generate strong internal growth within our existing markets through aggressive marketing and lease fleet growth. In 2002, our internal lease revenues in markets opened for at least one year grew approximately 7.5%, as compared to an internal growth rate of 22.2% in 2001. The lower internal growth rate is principally due to general weakness in the economy, particularly associated with the non-residential construction segment of our business and particularly in our more established markets. When we measure internal growth, we do not include growth created by acquisitions. We believe that by increasing awareness of the benefits of portable storage and through our targeted marketing and advertising programs, we can continue to increase our leasing revenues and generate strong internal growth. For example, in the Los Angeles area, our largest market and a market we have served for over 13 years, we increased leasing revenues by approximately 5.6% and 19.3% in 2002 and 2001, respectively, from their levels in the prior year, demonstrating the high levels of internal growth we can realize from our existing branches, even during an economic slowdown.

Continue Branch Expansion. We intend to use our branch expansion model to enter new markets throughout the United States. We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. These markets are currently being served by small, local competitors. In 1998, we began entering new markets through our expansion strategy as illustrated in the following table:

New Market Expansion

Year Established	Acquisition	Start-up	Total

1998	3	1	4
1999	6	1	7
2000	9	1	10
2001	6	0	6
2002	10	1	11

Since 1998, we expanded our branch network through carefully targeted acquisitions, as we grew principally in the South and the East Coast. In 2003 we expect to complete a smaller number of acquisitions. We will continue to investigate all possible transactions in an effort to facilitate our continued growth in 2003 and beyond. Whenever feasible, we prefer to enter a new market by acquiring the storage units and income-generating rental fleets of a local portable storage business in order to generate immediate revenue to cover overhead and forego typical branch start-up expenses.

Our expansion program and other factors can affect our overall utilization rate. From 1997 through 2002 our annual utilization levels averaged 82.6% and ranged from a low of 77.9% in 2002 to a high of 87.0% in 1998. The 2002 utilization rate was primarily a result of (i) the economic slowdown in the general economy and in particular the slowdown in the construction sector and (ii) the fact that many of our acquisitions have had utilization levels lower than our historic average rates. We entered 6 markets in 2001 and 11 markets in 2002, thereby reducing our overall utilization rate. From 1997 through 2002, we grew our fleet from 14,600 units to approximately 86,000 units at the end of 2002, representing a CAGR of 34.3%.

Introduce New Products. We introduce new products and new applications for our products through an active research and development effort. For example, in 1998 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In 1999, we completed the design of a records storage unit, which provides highly secure, on-site, easily accessible storage. We market this unit as a records storage solution for customers who require easy access close at hand. In 2000, we added wood mobile offices as a complementary product to better serve our customers. In 2001, we redesigned and improved our security locking system, making it easier to use, especially in colder climates. We applied for three patents on the new locking system designs, one has been issued and two are still pending. In 2002, we added a 10 by 30 steel office/storage combination unit to compliment the various other sizes we have in our fleet. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and demand for our portable storage solutions.

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facilities employees. Some features of our different products are listed below:

•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies or brokers. These containers are often referred to as “ISO containers” because they must meet the standards set by the International Organization for Standardization (ISO) when they are used as ocean-going containers. ISO containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify ocean-going containers. Restoring typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our patented locking system. Modification typically involves splitting those containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. Typically, we manufacture “knock-down” units, which we ship to one of our seven branches with assembly capabilities or to third party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

•	Steel Mobile Office Units. We manufacture steel mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, proprietary doors and windows with security bars.

•	Wood Mobile Office Units. We added wood office units to our product line in 2000. We purchase these units, which range from 8 to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Records Storage Units. We market and manufacture proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12- and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers and Other Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products that are inferior to standard containers. It is our goal to dispose of these sub-standard units from our fleet either as their initial rental period ends or within a few years. We do not refurbish these products. See Products Lives and Durability, Van Trailers and Other Non-Core Storage Products.

We purchase used ocean-going containers and refurbish and modify them at our manufacturing facility in Arizona and at our other branch locations. We also contract with third parties to refurbish and modify the units at their locations. We manufacture new portable storage units at our Arizona facility. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about 8 to 12 years old. We believe our portable storage units and mobile offices have estimated lives of 20 years from the date we acquire and refurbish them, with residual values of our per unit investment ranging from 50% for our mobile offices to 70% for our core steel products. Van trailers, which comprised approximately 1.3% of our lease fleet investment, are depreciated over seven years to a 20% residual value. For the past three years, our cost to repair and maintain our portable storage units averaged approximately 1.9% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

Product Lives And Durability

Core Steel Products. Most of our fleet is comprised of refurbished and customized ISO containers, steel containers and record storage units we have manufactured and steel security offices. These products are built to last a long period of time with proper maintenance.

We generally purchase used ISO containers when they are approximately 8 to 12 years old, at which time their useful life as ocean-going shipping containers is over. Because we do not have the same stacking and strength requirements as apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, truck them to our locations, refurbish them by removing any rust, paint them with a rust inhibiting paint, add our locking system and further customize them, typically by adding our proprietary, easy opening door system.

We maintain our steel containers on a regular basis by painting them on average every two to three years, removing rust, and occasionally replacing the wooden floor or a rusted panel. This maintenance, which is expensed as incurred, maintains the container in essentially the same condition as after we initially refurbished it.

Our lenders have our containers appraised on a periodic basis, and the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that, like the ISO containers, they will maintain their value as long as they are maintained in accordance with our strict maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate the value of manufactured units based upon the age of the unit. The most recent fair market value appraisal, by an independent firm chosen by our lenders and completed in January 2002, appraised our fleet at a fair market value in excess of 120% of net book value. An appraisal of orderly-liquidation value was completed in September 2002.

Approximately 12% of our 2002 revenue was derived from sales of storage and office units. Because the containers in the lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurrent basis, or unrefurbished and refurbished containers which we had recently acquired but not yet leased.

In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale because, although these units have been depreciated based upon a 20 year useful life and 70% salvage value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy. Our depreciation policy on our steel storage products is consistent with our largest competitor.

The following table shows the gross margin on containers and steel offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2002 based on the length of time in the lease fleet.

							Margin	Margin
				Number			Based on	Based on Net
				of Units	Sales Revenue	Original Cost(1)	Original Cost	Book Value

Sales fleet(2)				13,311	$46,065,786	$30,680,284	33.4%	33.4%
Lease fleet, by period held before sale:
Less than 5 years				5,053	$19,553,203	$13,393,634	31.5%	33.2%
5	to	10	years	1,656	5,083,723	3,541,593	30.3%	36.7%
10	to	15	years	164	489,433	350,838	28.3%	39.1%
15	to	19	years	18	58,431	42,554	27.2%	42.1%

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

Because steel storage containers keep their value when properly maintained, we are able to lease containers that have been in our lease fleet for various lengths of time at similar rates, without regard to the age of the container. Our lease rates vary by the size and type of unit leased, length of contractual term, custom features and the geographic location of our branch. To a degree, competition, market conditions and other factors can influence our leasing rates. The following chart shows, for containers that have been in our lease fleet for various periods of time, the average monthly lease rate that we currently receive for various types of containers. We have added our manufactured containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet for at least 10 years (we have been in business for approximately 19 years), and specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(by number of years in our lease fleet)
						Total Number/
		0 – 5	6 – 10	11 – 15	16 – 19	Average Dollar

Type 1	Number of Units	3,512	731	3	—	4,246
	Average rent	$82.08	$79.83	$92.08	$—	$81.70
Type 2	Number of Units	502	58	51	—	611
	Average rent	$78.51	$82.96	$77.70	$—	$78.87
Type 3	Number of Units	6,601	3,000	240	—	9,841
	Average rent	$81.01	$83.65	$84.42	$—	$81.90
Type 4	Number of Units	293	152	4	—	449
	Average rent	$104.57	$105.24	$102.92	$—	$104.78
Type 5	Number of Units	1,462	122	11	1	1,596
	Average rent	$119.24	$122.12	$125.37	$124.58	$119.51
Type 6	Number of Units	3,645	682	43	8	4,378
	Average rent	$123.93	$130.43	$126.72	$133.39	$124.99
Type 7	Number of Units	14,198	1,201	73	11	15,483
	Average rent	$105.18	$125.52	$128.28	$130.20	$106.88
Type 8	Number of Units	399	150	14	1	564
	Average rent	$164.37	$169.80	$172.25	$265.42	$166.19

We believe any fluctuations in rental rates based on container age are primarily a function of the location of the branch from which the container was leased rather than age of the container. Some of the units added to our lease fleet during recent years have lower lease rates than the rates we typically obtain because the units are still on lease on terms (including lower rental rates) that were in place when we obtained the units in acquisitions.

Wood Mobile Office Units. We began adding these units to the lease fleet in 2000. At December 31, 2002, we had 3,327 of these units at an average original book value of approximately $17,000 per unit. These units are manufactured by third parties and very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. However, at this time, our wood mobile offices are all under three years old. These units are also much more expensive than our storage units, which has had the effect of increasing the average carrying value per unit in the lease fleet over the last three years.

Additionally, the operating margins on portable offices are lower than the margins on portable storage, and because we have added minimum inventories of these units to most of our branches (initially resulting in lower utilization rates), the addition of mobile offices has reduced our overall return on invested capital. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. This adds to our overall profitability.

Van Trailers and Other Non-Core Storage Products. Van trailers are our most prominent “non-core” storage product and make up slightly more than 1.3% of our initial investment in our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that are sub-standard compared to our regular storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and instead resell them.

Van trailers are initially manufactured to be attached to trucks to move merchandise in interstate commerce. The initial cost of these units can be $18,000 or more. They are leased to, or purchased by, cross country truckers and other companies involved in cross country transportation of merchandise. They are made of light weight material in order to make them ideal for transport and have wheels and brakes. They are typically made of aluminum, but have steel base frames to maintain some structural integrity. Because of their light weight, moving parts, the heavy loads they carry and the wear and tear involved in hundreds of thousands of miles of transport, these units depreciate quite rapidly. This business and the cartage business described below are also very economically cyclical.

Once van trailers become too old to use in interstate commerce without frequent maintenance and downtime, they are sold to companies that use them as “cartage trailers”. At this point, they may have a depreciated cost of approximately $5,000. As cartage trailers, they are used to move loads of merchandise much shorter distances and may be used to store goods for some period of time and then to move them from one part of a facility or a city to another part. They continue to depreciate quite rapidly until they reach the point where they are not considered safe or cost effective to move loaded with merchandise.

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

A large part of our leasing effort involves demonstrating to our customers the superiority of our containers to van trailers. Mobile Mini has found that when it markets steel storage containers against storage van trailers, customers recognize the superiority of containers. As a result, we believe that eventually the use of van trailers will primarily be limited to dock height storage and to customers who must frequently move storage units.

The average initial value given to the van trailers we have purchased in acquisitions is approximately $1,550, and we depreciate these units over 7 years down to a 20% residual value. As noted above, we sell these units as soon as practicable.

Portable Storage Lease Fleet Configuration

Our lease fleet is comprised of over 100 different types of units. Throughout the year we add to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we refurbish and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of refurbishment, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage, installing new door, seals and locking system. Additional modification may involve the splitting of a unit to create several smaller units and adding customized features. The restoring and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40 foot units, and split them into two 20 foot units or one 25 foot and one 15 foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes custom features. We also will sell units from our lease fleet to our customers.

Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet as a result of acquisitions of portable storage businesses.

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

We periodically review our depreciation policy against various factors, including the following:

•	Results of lenders’ independent appraisal of our lease fleet;

•	Practices of the larger competitors in our industry;

•	Profit margins we are achieving on sales of depreciated units; and

•	Lease rates we obtain on older units.

The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $277.0 million at December 31, 2001 to $337.1 million at December 31, 2002:

	Dollars	Units

Lease fleet at December 31, 2001, net	$277,020,335	70,070
Purchases:
Container purchases and containers obtained through acquisitions, including freight	13,660,533	7,851
Non-core units obtained through acquisitions, primarily van trailers	1,713,705	1,315
Manufactured units:
Steel containers, combination units and steel security offices	28,489,230	4,074
New wood mobile offices	15,170,845	766
Refurbishment and customization:
Refurbishment or customization of 555 units purchased or acquired in the current year	1,095,845
Refurbishment or customization of 8,180 units purchased in a prior year	7,515,867	1,254	(1)
Refurbishment or customization of 2,759 units obtained through acquisition in a prior year	2,905,194	148	(2)
Other	(332,352)	(84)
Cost of sales from lease fleet	(4,732,509)	(1,752)
Depreciation	(5,422,390)

Lease fleet at December 31, 2002, net	$337,084,303	83,642

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2002:

	Net Book	Number of

	Value	Units

Steel storage containers	$226,853,579	70,563
Offices	121,289,415	10,174
Van trailers	4,704,996	2,905
Other, primarily flatbed type chassis	504,405
Accumulated depreciation	(16,268,092)

	$337,084,303	83,642

Branch Operations

We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. We also, when cost effective, seek locations that are visible from high traffic roads as an effective way to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide storage at our branch (“on-site”) of units under lease. The following table shows information about our branches:

		Approximate		Year
Location	Functions	Size		Established

Phoenix, Arizona	Leasing, on-site storage and sales	14	acres	1983

Tucson, Arizona	Leasing, on-site storage and sales	5	acres	1986

Los Angeles, California	Leasing, on-site storage and sales	15	acres	1988

San Diego, California	Leasing, on-site storage and sales	5	acres	1994

Dallas, Texas	Leasing, on-site storage and sales	17	acres	1994

Houston, Texas	Leasing, on-site storage and sales	7	acres	1994

San Antonio, Texas	Leasing, on-site storage and sales	8	acres	1995

Austin, Texas	Leasing, on-site storage and sales	5	acres	1995

Las Vegas, Nevada	Leasing and sales	3	acres	1998

Oklahoma City, Oklahoma	Leasing and sales	6	acres	1998

Albuquerque, New Mexico	Leasing and sales	4	acres	1998

Denver, Colorado	Leasing and sales	6	acres	1998

Tulsa, Oklahoma	Leasing and sales	5	acres	1999

Colorado Springs, Colorado	Leasing and sales	2	acres	1999

New Orleans, Louisiana	Leasing and sales	4	acres	1999

Memphis, Tennessee	Leasing and sales	9	acres	1999

Salt Lake City, Utah	Leasing, on-site storage and sales	3	acres	1999

Chicago, Illinois	Leasing and sales	4	acres	1999

Knoxville, Tennessee	Leasing and sales	5	acres	1999

Seattle, Washington	Leasing and sales	3	acres	2000

El Paso, Texas	Leasing and sales	4	acres	2000

Pharr, Texas	Leasing and sales	6	acres	2000

Corpus Christi, Texas	Leasing and sales	2	acres	2000

Jacksonville, Florida	Leasing and sales	4	acres	2000

Miami/ Ft. Lauderdale, Florida	Leasing and sales	5	acres	2000

Ft. Myers, Florida	Leasing and sales	3	acres	2000

Tampa, Florida	Leasing and sales	9	acres	2000

Orlando, Florida	Leasing and sales	5	acres	2000

Atlanta, Georgia	Leasing and sales	15	acres	2000

Kansas City, Kansas/ Missouri	Leasing and sales	5	acres	2001

Milwaukee, Wisconsin	Leasing and sales	5	acres	2001

Charlotte, North Carolina	Leasing and sales	4	acres	2001

Nashville, Tennessee	Leasing and sales	6	acres	2001

San Francisco, California	Leasing and sales	7	acres	2001

Raleigh, North Carolina	Leasing and sales	7	acres	2001

Columbus, Ohio	Leasing and sales	7	acres	2002

Little Rock, Arkansas	Leasing and sales	12	acres	2002

St. Louis, Missouri	Leasing and sales	7	acres	2002

Ft. Worth, Texas	Leasing and sales	5	acres	2002

Louisville, Kentucky	Leasing and sales	7	acres	2002

Columbia, South Carolina	Leasing and sales	5	acres	2002

Baltimore, Maryland	Leasing and sales	9	acres	2002

Philadelphia, Pennsylvania	Leasing and sales	4	acres	2002

Richmond, Virginia	Leasing and sales	4	acres	2002

Boston, Massachusetts	Leasing and sales	2	acres	2002

Toronto, Canada	Leasing and sales	4	acres	2002

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our twelve regional managers. Our regional managers, in turn, report to one of our three senior vice presidents. Incentive bonuses are a substantial portion of the compensation for these senior vice presidents, branch and regional managers.

Each branch has its own sales force, a transportation department that delivers and picks up portable storage units from customers, and a branch manager. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three high to maximize usable ground area. Our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

Sales and Marketing

We have approximately 300 dedicated sales people at our branches and 17 people in sales management at our headquarters and other locations that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide high levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines.

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

Our national presence in the US allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Over 350 customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We advertise our products in the yellow pages and use a targeted direct mail program. In 2002, we mailed over 8.9 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $6.2 million in 2002 and $5.2 million in 2001.

Customers

During 2002, more than 62,000 customers leased our portable storage units, compared to about 52,000 in 2001. Our customer base is diverse and consists of businesses in a broad range of industries. Wal-Mart is our largest single customer and accounted for 5.7% and 6.1% of our leasing revenues in 2002 and 2001, respectively. Our next largest customer accounted for less than 0.6% and 1.3% of our leasing revenues in 2002 and 2001, respectively. Our twenty largest customers combined accounted for approximately 8.8% of our lease revenues in 2002 and approximately 10.5% of our lease revenues in 2001.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2002 of our customers and how they use our portable storage and office units:

	Approximate
	Percentage of
	Units	Representative	Typical
Business	on Lease	Customers	Applications

Consumer service and retail businesses	41.6%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs

Construction	30.3%	General, electrical, plumbing and mechanical contractors, landscapers and residential homebuilders	Equipment and materials storage and job site offices

Consumers	11.0%	Homeowners	Backyard storage and storage of household goods during relocation or renovation

Industrial and commercial	9.0%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, document storage, in-plant offices and seasonal needs

Institutions, government agencies and others	8.1%	Hospitals, medical centers and military, Native American tribal governments and reservations and Federal, state, county and local agencies	Athletic equipment storage, disaster preparedness supplies, record storage, security offices, supplies, equipment storage, temporary office space and seasonal needs

Manufacturing

We build new portable storage units, steel mobile offices and custom-designed steel structures and refurbish used ocean going containers at our Maricopa, Arizona manufacturing plant. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Many of our manufactured portable storage units are “knock-down” units, which we ship to one of our several branches with assembly capabilities or to companies we hire to assemble units for us. We also refurbish used ocean-going containers at this plant and at our branch locations. We can ship up to twelve “knock-down” 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental US or Canada. We have about 175 manufacturing workers at our Maricopa facility, and an additional 250 workers who participate in manufacturing and repair activities in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous companies have the facilities needed to perform refurbishment and assembly services for us on a contract basis.

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

Management Information Systems

We use a customized management information system in an effort to optimize lease fleet utilization and the effectiveness of our sales and marketing. This system consists of a wide-area network that connects our headquarters and all of our branches. Headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers.

Lease Terms

Our steel portable storage unit leases have an average initial term of over 8.5 months and provide for the lease to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of these leases has been 19 months and the average monthly rental rate for units on lease was $101 during 2002. Most of our steel portable storage units rent for approximately $55 to $200 per month. Our van trailers normally lease for substantially lower amounts than our portable storage units.

Our offices typically have a scheduled lease duration of over 12 months, and typically rent for $100 to over $1,000 per month. Our leases provide that the customer is responsible for the cost of delivery at lease inception and pickup at lease termination. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are the responsibility of the customer.

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

In most markets our major competitors are companies that are much smaller than us, with limited financial resources. New competitors may enter our markets and may have greater marketing and financial resources than we do. This may allow them to gain market share at our expense. We may have to lower our lease rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition in a market or region may have a material adverse effect on our business and results of operations.

Employees

As of March 21, 2003, we had approximately 1,420 full-time employees. Our employees are represented by the following major categories:

Management	85
Administrative	210
Sales and marketing	300
Manufacturing	425
Drivers and storage unit handling	400

Our employees are not represented by a labor union. We consider our relations with our employees to be good.

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our web site is not part of this Report.

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

Our future performance will depend in large part on our ability to manage our planned growth. Our growth could strain our management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage our employees. We cannot be sure that we can integrate our future acquisitions and new branches into our operations. If we do not manage our growth effectively, some of our acquisitions and new branches may lose money or fail, and we may have to close unprofitable locations. Closing a branch would likely result in additional expenses that would cause our operating results to suffer.

Because we operate with a high amount of debt, fluctuations in interest rates could increase our operating costs, decrease profitability and limit our planned growth.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. On February 11, 2002, we entered into a credit facility with a group of banks, which allowed us to borrow up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, of our lease fleet and certain amounts on accounts receivable, inventory and property, plant and equipment. Under this credit facility, we can borrow up to $250.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of March 21, 2003, we had borrowings of approximately $217.9 million under the credit facility, leaving approximately $27.1 million, after issuance of letters of credit of approximately $5.0 million, available for further borrowing, of which approximately $21.7 million was immediately available under the terms of the agreement. Our high amount of debt makes us more vulnerable to a downturn in the general economy or in the industries we serve. In addition, amounts we borrow under our credit facility bear interest at a variable rate. We have fixed the rate on $135.0 million of borrowings through interest rate swap agreements that expire in 2005. Because a portion of our indebtedness bears interest at floating rates, interest rate changes which result in higher prevailing interest rates will increase the amount of interest we have to pay on our debt. This could harm our profitability and our ability to grow as quickly as we plan.

Under our credit facility, we must comply with a variety of covenants and restrictions. These include minimum fixed charge coverage, maximum debt ratio, minimum borrowing base availability and lease fleet utilization requirements. The terms of our credit facility also limit the amount we can spend on capital expenditures, business acquisitions, incurrence of additional debt and repurchases of our common stock as well as prohibit us from paying cash dividends. These covenants and restrictions could limit our ability to respond to market conditions and restrict our planned growth. If we fail to comply with any of these covenants and restrictions, the lenders may charge additional interest and fees, or they may require early payment of amounts we owe them and have the right to refuse to lend us additional funds. If this happens, we may be unable to fund our operations and we would have to scale back our leasing activities. Furthermore, if we default, our lenders may foreclose on most of our assets because our assets serve as collateral to secure our obligations to our lenders.

We will need additional debt or equity to sustain our growth, and we may not be able to obtain this financing on acceptable terms.

Our ability to continue growing at the pace we have historically grown will depend in part on our ability to obtain either additional debt or equity financing. We cannot be sure, however, that we will be able to obtain the necessary debt or equity financing on acceptable terms. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying new branch openings, or, under certain circumstances, lease fleet expansion.

A slowdown in the economy could reduce demand from some of our customers.

In 2002, customers in the construction industries accounted for approximately 30% of our leasing and sales revenues. This industry tends to be cyclical and particularly susceptible to slowdowns in the overall economy. If sustained economic slowdown continues, we may experience less demand for leases and sales of our products. If we do, our results of operations may decline, and we may decide to slow the pace of our planned lease fleet growth and new branch expansion. In 2002, our internal growth rate slowed from 22.2% to 7.5% due to a slow down in the economy, primarily in the construction sector.

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

Our results of operations may fluctuate significantly from period to period due to a variety of additional factors that affect demand for our portable storage units. These factors include:

•	general economic, geo political and industry conditions;

•	availability and cost of used ocean-going containers;

•	changes in our marketing and sales expenditures;

•	pricing pressures from our competitors;

•	market acceptance of our portable storage units, particularly in new markets we enter;

•	timing and number of new branches we acquire or start-up; and

•	introduction and timing of new products or features by ourselves or our competitors.

Growth strategy may be limited by risks relating to acquiring existing businesses or establishing additional branches in new markets.

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

We face competition from several local companies and usually from one or two regional or national companies in each of our current portable storage markets and from several national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. Some of our competitors have greater market share in some markets than we do. Sometimes, a competitor will lower its lease rates in one of our markets to try to gain market share. Many of our local competitors have historically relied heavily on leases to the commercial construction industry. That industry has been hit hard by the recession and is a weakened source of demand for leased storage containers. The resulting decline in our competitors’ fleet utilization may cause them to compete more aggressively on price, particularly in respect of the commodity-type containers (8 foot by 40 foot) which are characteristic of their lease fleets. If we fail to differentiate our products, we may have to lower our lease rates to be competitive on price which would reduce our profitability in those markets.

Competition in our markets may increase significantly in the future. New competitors may enter our markets and may have greater marketing and financial resources than we do. Regardless of these marketing and financial resources, new competitors often attempt to compete on price. This may allow them to gain market share at our expense. We may have to lower our lease rates because of greater competition. This would lower our profit margins. If our competitors have greater financial resources, they may be able to sustain these pricing pressures better than we can. Prolonged price competition is likely to harm our business and results of operations.

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

Our future success will depend on our ability to attract, retain and motivate employees with various skills, as well as semi-skilled labor for our branches and manufacturing plants. Competition for all types of employees is intense. A shortage in available labor could require us to increase our wages and benefits to attract and retain enough employees. An increase in our labor costs, or our inability to attract, retain and motivate employees, would likely harm our growth plans and may adversely affect our business and results of operations.

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

Future changes in financial accounting standards may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards may have a significant effect on our reported results and may affect our reporting of transactions completed before the change becomes effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing standards or current practices may adversely affect our reported financial results. One illustration of this would be a change requiring compensation expense for employee stock options be recorded in the statement of operations which would have a negative effect on our results of operations.

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

The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on the NASDAQ National Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geo political or the financial markets;

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	other developments affecting us, our industry, customers or competitors;

•	the operating and stock price performance of companies that investors deem comparable to us; and

•	the number of shares available for resale in the public markets under applicable securities laws.

Executive Officers of Mobile Mini, Inc.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this report which incorporates by reference to Mobile Mini’s definitive proxy statement to the 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Deborah K. Keeley has served as our Vice President of Accounting since August 1996 and Corporate Controller since September 1995. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 39.

ITEM 2.  DESCRIPTION OF PROPERTY.

We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least 4 years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.

We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is 11 years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 166,600 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have 25,000 square feet of space. The lease term is through August 2008.

ITEM 3.  LEGAL PROCEEDINGS.

In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits have been filed against us in the State of Florida arising out of that acquisition. One lawsuit, Nuko Holdings I, LLC v. Mobile Mini, Inc, which was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500), resulted in a verdict of $7,215,000 being entered against us. In the second case, A-1 Trailer Rental has filed an action (A-1 Trailer Rental, et al. v. Mobile Mini, Inc. (Case No. 8:02-cv-323-T-27TGW, in the United States District Court for the Middle District of Florida, Tampa Division)) requesting that the court find that it has no contractual agreement to indemnify us against any losses we suffer as a consequence of the Nuko Holdings lawsuit and, in any event, declare any such agreement invalid on public policy grounds, thereby making unavailable to us $2,200,000 which is presently held in escrow in accordance with the terms of the A-1 Trailer Rental acquisition agreement and a subsequent agreement between the parties.

In 1999, Nuko Holdings and A-1 Trailer Rental had entered into an agreement under which Nuko Holdings would purchase certain portable storage assets from A-1 Trailer Rental. We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions in November 2002, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We have appealed the judgment rendered by the trial court to the Florida Second District Court of Appeal. We anticipate that the appeals court process may take a lengthy period before a decision is rendered. We were required to post a bond in the face amount of $8.5 million, as is required to stay execution of the judgment, pending appeal. The bond is supported by approximately $4.0 million of letters of credit issued by our line of credit bank. Our out-of- pocket costs incurred in connection with this bond have not been material to date. If our appeal is not successful, the plaintiff in the case could make a claim under the bond for the amount of the judgment and post-judgment interest, in which event our obligation would be to repay the issuer of the bond.

The acquisition agreement under which we acquired A-1 Trailer Rental’s portable storage assets included an agreement to place a portion of the purchase price in escrow to secure A-1 Trailer Rental’s obligations to indemnify us for any losses we suffer, among other things, due to the incorrectness of any representation or warranty of A-1 Trailer Rental or arising out of Nuko Holdings’ contract with A-1 Trailer Rental. After we acquired the portable storage assets of A-1 Trailer Rental, Nuko filed suit against A-1 Trailer Rental and us. Because the suit arose in connection with the purchase of A-1 Trailer Rental’s assets, we made claims under our acquisition agreement with A-1 Trailer Rental. A-1 disputed our claims, and we and A-1 entered into an agreement respecting the $2.2 million held in escrow under the acquisition agreement. Under this agreement, the $2.2 million will continue to be held in escrow to secure A-1’s contractual obligation to indemnify and hold us harmless against any losses arising in connection with the Nuko Holdings lawsuit. In its lawsuit, A-1 now takes the position that it has no contractual agreement to indemnify Mobile Mini for the judgment or other losses incurred in the Nuko Holdings lawsuit and that, in any event, any such agreement should be declared by the court to be unenforceable as against public policy because enforcement would encourage impermissible interference with contracts. To that end, A-1 Trailer Rental has filed a summary judgment motion requesting the court to declare that it has no such indemnification obligation. Mobile Mini believes that A-1 Trailer Rental’s claims are without merit and has - and will continue to - vigorously oppose them.

In that regard, Mobile Mini has filed a cross-motion for summary judgment seeking to have the Court find, based on the facts and law, that A-1 Trailer Rental’s claims regarding its not having to indemnify Mobile Mini for the judgment in the Nuko Holdings lawsuit are unfounded and cannot proceed. Regardless of public policy issues in other contexts, the fact is that A-1 Trailer Rental is seeking, among other things, to set aside an agreement that was made more than six months after Nuko Holdings filed its action and that could not in any way have encouraged conduct that occurred six months earlier. Further, the indemnity obligation is to protect us against losses caused by A-1 Trailer Rental’s actions (in this instance, A-1 Trailer Rental’s breach of a contract) but for which action the losses indemnified against would not have been sustained. In addition, our actions about which Nuko Holdings complained were induced by A-1 Trailer Rental’s acts, assurances and representations. Mobile Mini has also filed counterclaims against A-1 Trailer Rental and its affiliated entities and several individuals who owned or were agents of A-1 Trailer Rental and/or affiliated entities. The counterclaims include claims for fraudulent misrepresentation, negligent misrepresentation, breach of warranty and breach of contract, breach of the covenant of good faith and fair dealing, and other claims.

In management’s opinion, after consultation with legal counsel, it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that upon appeal of the $7,215,000 judgment, the judgment will be reversed or the case will be remanded for new trial and therefore management has not recorded any accrual for loss with respect to this matter. However, there can be no assurances as to the ultimate outcome of the matter, and if the matter is upheld, the judgment would not have a material adverse impact on the financial condition of the Company. It is, however, expected the cost of appealing the initial judgment, and related additional litigation that may ensue, will be significant and will be expensed as incurred. In addition, while we believe the escrow account with a balance of $2.2 million related to the purchase of A-1 Trailer Rental will be available to us to cover certain potential loss contingencies, given the uncertainty about whether legal costs incurred in the Nuko Holding Litigation matter are recoverable against the escrow account, management has expensed all legal fees and not recognized any benefit related to the escrow account.

Additionally, we are a party to routine claims incidental to our business. Most of these claims involve alleged damage to customers’ property while stored in units they lease from us. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any of these incidental claims, individually or in the aggregate, is likely to have a material adverse effect on our business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the NASDAQ National Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the NASDAQ Stock Market.

	2001		2002

	HIGH	LOW	HIGH	LOW

Quarter ended March 31,	$27.75	$19.13	$39.30	$29.71
Quarter ended June 30,	34.65	25.00	33.90	16.06
Quarter ended September 30,	36.00	24.32	17.80	11.58
Quarter ended December 31,	39.85	25.20	15.99	9.88

We had approximately 109 holders of record of our common stock on March 21, 2003, and we estimate that we have more than 2,000 beneficial owners of our common stock.

Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business. Our credit agreement precludes the payment of cash dividends on our stock.

No Sales of Unregistered Securities

We have not made any sales of unregistered securities during the past three years, except for sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.

Equity Compensation Plan Information

Information regarding Mobile Mini’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in Mobile Mini’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after December 31, 2002 which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Certain amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share and operating data)
Consolidated Statements of Operations Data:
Revenues:
Leasing	$36,461	$53,302	$76,084	$99,684	$116,169
Sales	15,623	12,820	13,406	14,519	16,008
Other	593	531	686	520	920

Total revenues	52,677	66,653	90,176	114,723	133,097

Costs and expenses:
Cost of sales	10,730	8,506	8,681	9,546	10,343
Leasing, selling and general expenses	25,724	32,218	44,369	56,387	69,203
Florida litigation expense	—	—	—	—	1,320
Depreciation and amortization	2,885	4,065	6,023	8,237	9,457

Total costs and expenses	39,339	44,789	59,073	74,170	90,323

Income from operations	13,338	21,864	31,103	40,553	42,774
Other income (expense):
Interest income	31	47	80	34	13
Interest expense	(5,896)	(6,162)	(9,511)	(9,959)	(11,587)

Income before provision for income taxes and extraordinary item	7,473	15,749	21,672	30,628	31,200
Provision for income taxes	2,989	6,300	8,452	11,945	12,168

Income before extraordinary item	4,484	9,450	13,220	18,683	19,032
Extraordinary item — extinguishment of debt, net of income tax benefit of $283 in 1999 and $507 in 2002	—	(424)	—	—	(793)
Preferred stock dividend	—	(22)	—	—	—

Net income available to common stockholders	$4,484	$9,004	$13,220	$18,683	$18,239

Net income per share:
Basic:
Income before extraordinary item	$0.57	$0.93	$1.15	$1.38	$1.34
Extraordinary item	—	(0.04)	—	—	(0.06)

Net income	$0.57	$0.89	$1.15	$1.38	$1.28

Diluted:
Income before extraordinary item	$0.53	$0.89	$1.11	$1.34	$1.32
Extraordinary item	—	(0.04)	—	—	(0.06)

Net income	$0.53	$0.85	$1.11	$1.34	$1.26

Weighted average number of common and common share equivalents outstanding:
Basic	7,840	10,153	11,542	13,515	14,254
Diluted	8,417	10,640	11,944	13,954	14,442
Operating Data:
Number of branches (at year end)	12	19	29	35	46
Number of states and Canadian provinces (at year end)	7	11	14	18	27
Lease fleet units (at year end)	25,768	37,077	55,472	70,070	83,642
Lease fleet utilization (annual average)	87.0%	85.6%	85.3%	82.5%	77.9%
Lease revenue growth from prior year	46.6%	46.2%	42.7%	31.0%	16.5%
Operating margin	25.3%	32.8%	34.5%	35.3%	32.1%
Net income margin	8.5%	13.5%	14.7%	16.3%	13.7%

	At December 31,

	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:
Portable storage unit lease fleet, net	$76,590	$121,277	$195,865	$277,020	$337,084
Total assets	116,790	178,392	279,960	376,506	460,890
Total debt	71,900	78,271	150,090	162,490	213,222
Stockholders’ equity	29,872	77,387	92,431	161,703	178,669

Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2001 and 2002. Certain amounts include the effect of rounding. You should read this material with the financial statements included elsewhere in this report. Mobile Mini believes that these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except earnings per share)
Revenues:
Leasing	$21,109	$23,749	$26,224	$28,602
Sales	3,509	3,625	4,023	3,362
Other	175	93	66	187

Total revenues	24,793	27,467	30,313	32,151

Costs and expenses:
Cost of sales	2,303	2,433	2,596	2,214
Leasing, selling and general expenses	12,509	13,494	14,651	15,734
Depreciation and amortization	1,793	1,954	2,108	2,383

Total costs and expenses	16,605	17,881	19,355	20,331

Income from operations	8,188	9,586	10,958	11,820
Other income (expense)
Interest income	15	12	4	3
Interest expense	(2,939)	(2,250)	(2,392)	(2,378)

Income before provision for income taxes	5,264	7,348	8,570	9,445
Provision for income taxes	2,053	2,866	3,342	3,683

Net income	$3,211	$4,482	$5,228	$5,762

Earnings per share:
Basic	$0.27	$0.32	$0.37	$0.41

Diluted	$0.26	$0.31	$0.36	$0.40

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except earnings per share)
Revenues:
Leasing	$25,088	$27,617	$30,884	$32,580
Sales	4,079	3,806	4,095	4,028
Other	221	248	164	287

Total revenues	29,388	31,671	35,143	36,895

Costs and expenses:
Cost of sales	2,682	2,477	2,707	2,477
Leasing, selling and general expenses	14,791	16,829	18,575	19,008
Litigation expense	—	—	1,143	177
Depreciation and amortization	2,110	2,305	2,499	2,543

Total costs and expenses	19,583	21,611	24,924	24,205

Income from operations	9,805	10,060	10,219	12,690
Other income (expense)
Interest income	7	4	1	1
Interest expense	(2,427)	(2,795)	(3,041)	(3,324)

Income before provision for income taxes and extraordinary item	7,385	7,269	7,179	9,367
Provision for income taxes	2,880	2,835	2,800	3,653

Income before extraordinary item	4,505	4,434	4,379	5,714
Extraordinary item – extinguishment of debt, net of income tax benefit of $507	(793)	—	—	—

Net income	$3,712	$4,434	$4,379	$5,714

Earnings per share:
Basic:
Income before extraordinary item	$0.32	$0.31	$0.31	$0.40
Extraordinary item	(0.06)	—	—	—

Net income	$0.26	$0.31	$0.31	$0.40

Diluted:
Income before extraordinary item	$0.31	$0.31	$0.30	$0.40
Extraordinary item	(0.06)	—	—	—

Net income	$0.25	$0.31	$0.30	$0.40

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

Overview

In 1996, we transitioned our business to focus on the leasing of portable storage units rather than their sale. This has caused the composition of our revenues and expenses to change. Leasing revenues as a percentage of our total revenues increased steadily to 87.3% in 2002, from 42.1% in 1996. The number of portable storage and office units in our lease fleet increased from 13,604 at the end of 1996 to 83,642 at the end of 2002, representing a combined annual growth rate (CAGR) of 35.4%.

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage and portable office units. Our sales revenues include sales of portable storage units and portable offices to customers. Our other revenues consist principally of charges for the delivery of the portable storage units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 1.9% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units). Our lease fleet units are depreciated on the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We believe over time the use of van trailers for portable storage will become less desirable and will only be used for dock height storage and by those who must frequently move their storage units. See “Item 1. Business – Product Lives and Durability.”

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of operations:

	Year Ended December 31,

	1998	1999	2000	2001	2002

Revenues:
Leasing	69.2%	80.0%	84.4%	86.9%	87.3%
Sales	29.7	19.2	14.9	12.7	12.0
Other	1.1	0.8	0.7	0.4	0.7

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	20.4	12.8	9.6	8.3	7.8
Leasing, selling and general expenses	48.8	48.3	49.2	49.2	52.0
Florida litigation expense	—	—	—	—	1.0
Depreciation and amortization	5.5	6.1	6.7	7.2	7.1

Total costs and expenses	74.7	67.2	65.5	64.7	67.9

Income from operations	25.3	32.8	34.5	35.3	32.1
Other expense:
Interest expense	(11.1)	(9.2)	(10.5)	(8.7)	(8.7)

Income before provision for income taxes and extraordinary item	14.2	23.6	24.0	26.7	23.4
Provision for income taxes	5.7	9.4	9.3	10.4	9.1

Income before extraordinary item	8.5	14.2	14.7	16.3	14.3
Extraordinary item and preferred stock dividend	—	(0.7)	—	—	(0.6)

Net income available to common stockholders	8.5%	13.5%	14.7%	16.3%	13.7%

2002 Compared to 2001

Total revenues in 2002 increased $18.4 million, or 16.0%, to $133.1 million from $114.7 million in 2001. Leasing revenues in 2002 increased $16.5 million, or 16.5%, to $116.2 million from $99.7 million in 2001. This increase resulted primarily from a 17.6% increase in the average number of portable storage units on lease. In 2002, our internal growth rate was approximately 7.5% as compared to approximately 22.2% in 2001. We define internal growth as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets. The slowdown in our internal growth rate is principally due to general economic weakness, particularly associated with the non-residential construction customer segment of our business and particularly in our more established markets. Our revenues from the sale of portable storage units increased $1.5 million, or 10.2%, to $16.0 million in 2002 from $14.5 million in 2001. This 10.2% increase is principally due to sales at our newer branches that were not opened during the entire 2001 year and our new branches added through acquisitions in 2002, certain non repeat sales that occurred in 2002, and from sales related to culling our fleet of a portion of non-core products, principally van trailers.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales increased $0.8 million, or 8.4%, to $10.3 million in 2002 from $9.5 million in 2001. Cost of sales, as a percentage of sales revenues, decreased to 64.6% in 2002 from 65.7% in 2001. This slight increase in sales margins is not significant and is partially attributable to higher margins on certain non repeat sales in 2002, partially offset by the sales of van trailers at much lower margins than our principal products.

Leasing, selling and general expenses increased $12.8 million, or 22.7%, to $69.2 million in 2002 from $56.4 million in 2001. Leasing, selling and general expenses, as a percentage of total revenues, was 52.0% and 49.2% in 2002 and 2001, respectively. These expenses as a percentage of total revenues declined at older branches, as we were able to benefit from economies of scale as those branches grew. This was offset by higher leasing, selling and general expenses as a percentage of total revenues at newer branches. In general, new branches initially have lower operating margins until their fixed operating costs are covered by higher leasing volumes that typically are not achieved until the branch has been operated for several years.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Item 3 of this report). We recorded approximately $1.3 million of costs and legal expenses incurred to date in connection with this suit and related litigation. This amount is reported in our consolidated statements of operations. Future costs in connection with our Florida litigation will be expensed as incurred.

Depreciation and amortization expenses increased $1.2 million, or 14.8%, to $9.5 million in 2002 from $8.2 million in 2001. The increase is due to higher depreciation expense on our larger lease fleet and the higher depreciation rate associated with wood mobile offices which were a larger part of our fleet in 2002, partially offset by the lack of amortization of goodwill due to the adoption of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Had SFAS No. 142 been effective for 2001, our depreciation and amortization expenses for 2001 would have been approximately $1.1 million lower than reported.

Interest expense increased $1.6 million, or 16.3%, to $11.6 million in 2002 from $10.0 million in 2001. The increase was primarily the result of higher average debt outstanding during 2002. Our average debt outstanding increased 41.5%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet, including acquisitions. This increase in borrowings was offset by a decrease in the weighted average interest rate on our debt to 5.3% in 2002 from 6.3% in 2001 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.5% in 2002 and 6.8% in 2001.

Provision for income taxes was based on an annual effective tax rate of 39.0% for both 2002 and 2001.

Net income, before extraordinary item, increased $0.3 million, or 1.9%, to $19.0 million in 2002 from $18.7 million in 2001. Excluding the effect of the Florida litigation, our net income, before extraordinary item, was $19.8 million in 2002, or an increase of 6.2% compared to 2001 net income.

In the first quarter of 2002, we recognized an extraordinary charge of $0.8 million, net of $0.5 million in income taxes, related to the write-off of certain capitalized debt issuance costs associated with our prior credit agreement. This write-off was taken in connection with our entering into our new credit agreement in February 2002.

2001 Compared to 2000

Total revenues in 2001 increased $24.6 million, or 27.2%, to $114.7 million from $90.2 million in 2000. Leasing revenues in 2001 increased by $23.6 million, or 31.0%, to $99.7 million from $76.1 million in 2000. This increase resulted from a 30.2% increase in the average number of portable storage units on lease and a 0.6% increase in the average rent per unit. In 2001, our internal growth rate was approximately 22.2%. We define internal growth as the growth in revenues in markets open one year or longer, excluding any revenues from operations acquired at locations in which we are already doing business. Our revenues from the sale of units increased by $1.1 million, or 8.3%, to $14.5 million in 2001 from $13.4 million in 2000.

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

Depreciation and amortization expenses increased $2.2 million, or 36.7%, to $8.2 million in 2001 from $6.0 million in 2000. The increase was primarily due to our larger lease fleet, including mobile offices which depreciate at a faster rate than our steel storage containers, additional transportation and manufacturing equipment and amortization of goodwill associated with acquisitions completed in the first half of 2001.

Interest expense increased $0.5 million, or 4.7%, to $10.0 million in 2001 from $9.5 million in 2000. The increase was primarily the result of higher average debt outstanding during 2001. Our average debt outstanding increased 26.2%, due to an additional borrowing under our credit facility to fund the growth of our business. During 2001, the largest portion of our growth was funded by net proceeds of $47.1 million from a public equity offering in March 2001 and $37.8 million of cash generated from operations. We used some additional debt financing primarily to expand our lease fleet and fund our branch expansion. The weighted average interest rate on our debt decreased to 6.3% in 2001 from 7.7% in 2000, excluding amortization of debt issuance costs. Including amortization of debt issuance costs, the weighted average interest rate was 6.8% in 2001 and 8.1% in 2000.

Provision for income taxes was based on an annual effective tax rate of 39.0% for both 2001 and 2000.

Net income increased $5.5 million, or 41.3%, to $18.7 million in 2001 from $13.2 million in 2000. Net income as a percentage of total revenues increased to 16.3% in 2001 from 14.7% in 2000. The increase in net income and net income as a percentage of total revenues primarily resulted from our higher leasing revenues in 2001 and the higher operating margins that occur as existing branches increase in size. The increase in net income as a percentage of revenues was also caused in part by $47.1 million of net proceeds from an equity offering in March, 2001. The proceeds were used to reduce debt, thereby reducing interest expense.

Liquidity and Capital Resources

Growing our lease fleet is very capital intensive, and the amount of capital we need at any particular time is dependent principally upon the extent of growth of our lease fleet that we have targeted. Over the past three years, we have financed the growth of our lease fleet and our working capital requirements through cash flows from operations, proceeds from equity financings and borrowings under our credit facility and proceeds from an equity financing.

Operating Activities. Our operations provided net cash flow of $45.4 million in 2002, $37.8 million in 2001 and $24.9 million in 2000. The $7.6 million increase in 2002 over 2001 in cash provided by operating activities resulted primarily from an increase in cash collections on a larger receivable base created from high leasing revenues and from a reduction in inventory levels.

Investing Activities. Net cash used in investing activities was $93.3 million in 2002, $101.6 million in 2001 and $95.3 million in 2000. The decrease in use of cash in 2002 resulted primarily from fewer containers and offices being added to our fleet at existing branches due to lower demand, partially offset by an increase in acquisition activity. Capital expenditures for our lease fleet were $57.0 million in 2002, $80.7 million in 2001 and $62.6 million in 2000. Capital expenditures for property, plant and equipment were $5.9 million in 2002, $6.9 million in 2001 and $6.1 million in 2000. In addition, we spent $30.8 million in 2002, $13.7 million in 2001 and $26.7 million in 2000 for acquisitions.

Financing Activities. Net cash provided by financing activities was $49.0 million in 2002, $62.7 million in 2001 and $71.3 million in 2000. During 2002 and 2000, net cash provided by financing activities was primarily provided by our credit facility, which we used to expand our lease fleet and finance our branch expansion, including acquisitions. During 2001, net cash provided by financing activities was primarily provided by our sale of approximately 2.2 million shares of common stock in March 2001, which resulted in net proceeds to us of approximately $47.1 million. Those proceeds were used to temporarily pay down our borrowings outstanding under our line of credit.

In addition to cash flow generated by operations, our other principal source of liquidity is our credit facility. The interest rate under our credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA). The current interest rate under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.50%. As of March 21, 2003, we had $217.9 million of borrowings outstanding under our credit facility and approximately $21.7 million of additional borrowings were currently available to us under the terms of the facility. During 2002, the average interest rate under the credit facilities was 5.6%, including the effect of our interest rate swap agreements. Borrowings outstanding under the credit facility grew at a lower-than-historical rate since June 30, 2002 through fiscal year end due to a decrease in the rate of additions to the lease fleet and a higher level of cash flow generated from operations. Our internal growth was slower than in prior years, so most of the additional lease fleet needed to meet that growth was achieved by increasing utilization rates or funded through cash flow from operations. Borrowings available under the credit facility are based on our portable storage unit lease fleet, property, plant, equipment, and levels of inventories and receivables. Our lease fleet is appraised twice a year for purposes of the credit facility and any significant decline in the appraised value would have an adverse effect on our borrowing capacity under the facility.

In 2001, we entered into three-year Interest Rate Swap Agreements under which we effectively fixed the interest rate payable on an aggregate of $85.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, the interest rate payable on $25.0 million, $30.0 million and $30.0 million of borrowings under our revolving line of credit was based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. In August and September 2002, we amended these Interest Rate Swap Agreements to substitute the spread from the existing fixed rates to 4.685%, 4.67% and 4.785%, respectively. In addition, we entered into two new interest rate swap agreements each for $25.0 million at a spread from fixed rates of 2.98% and 2.97% rather than a spread from the LIBOR rate. The aggregate amount of the interest rate swap agreements at December 31, 2002 is $135.0 million with all five agreements maturing in August 2005. The weighted average fixed interest rate on these swap agreements is 4.07% plus the spread. Accounting for these swap agreements is covered by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and accordingly resulted in a charge to comprehensive income of $2.0 million, net of applicable income tax benefit of $1.3 million during both 2002 and 2001.

We believe our working capital, together with our cash flow from operations, borrowings under our credit facility and other available funding sources will be sufficient to fund our operations and planned growth for at least 12 months. If our operations were to generate less cash than we foresee, and if we for any reason lost our ability to borrow additional funds under the credit agreement, the principal effect on our business would be to limit our ability to grow our lease fleet.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

Mobile Mini’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes our most critical accounting policies relate to:

Revenue Recognition

Mobile Mini adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The adoption of SAB 101 did not materially affect the results of operations or financial position.

Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and past due accounts. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. At December 31, 2002, our allowance for doubtful accounts for accounts receivable was $2.1 million of our $18.4 million in gross accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Goodwill

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value, and

•	Significant negative industry or economic trends.

When we determine the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill,” on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. Mobile Mini has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Mobile Mini has performed the first of the required impairment tests for goodwill at December 31, 2002 and has determined that the carrying amount of goodwill is not impaired.

Mobile Mini has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in income from continuing operations before income taxes of approximately $1.9 million in 2002.

Impairment Long-Lived Assets

We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Salvage Value

Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet as a result of acquisitions of portable storage businesses.

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units.

Contingencies

We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. We do not anticipate that the resolution of such matters will have a material adverse effect on our business or consolidated financial position.

Recent Accounting Pronouncements

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and becomes effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principles Board (APB) Opinion No. 30 in determining an extraordinary item classification. The adoption of SFAS No. 145 will require us to reclassify certain items to conform to the presentation required by SFAS No. 145 and we will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items effective January 1, 2003 (see Note 3). FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement January 1, 2003. We do not believe this adoption will have any material effect on our results of operations or financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. SFAS No. 146 nullified Emerging Issues Task Force EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. We adopted this accounting statement effective January 1, 2003. We do not believe this adoption will have any material effect on our results of operations or financial position.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued and becomes effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects on reported net income and earnings per share of an entity’s accounting policy with respect to stock-based employer compensation in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless if they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. We have elected to continue the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2002, we had five outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $135.0 million of debt. In accordance with SFAS No. 133, in 2002 we recorded a $2.0 million charge to comprehensive income, net of applicable income tax benefit of $1.3 million, related to the change in fair value of our interest rate swap agreements. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

	At December 31,

	($’s in 000’s)						Total at
							December 31,
	2003	2004	2005	2006	2007	Thereafter	2002

Liabilities Fixed Rate	$978	$509	$542	$94	$—	$—	$2,123
Average interest rate							6.22%

Floating rate	$—	$—	$—	$—	$211,098	$—	$211,098
Average interest rate							3.94%

Interest Rate Swaps
Variable to fixed	$—	$—	$135,000	$—	$—	$—	$135,000
Average pay rate							4.1%
Average receive rate							1 mo LIBOR-BBA

Operating leases	$5,168	$4,663	$4,557	$4,355	$2,794	$9,111	$30,648

We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described above, and we do not engage in such transactions for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheet of Mobile Mini, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 11, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As discussed above, the consolidated financial statements of Mobile Mini, Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported income before extraordinary item. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Mobile Mini, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on Mobile Mini, Inc.’s 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 3, 2003

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

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 11, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Mobile Mini, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000 referred to in this report has not been included in the accompanying financial statements.

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002

ASSETS
Cash	$505,980	$1,635,468
Receivables, net of allowance for doubtful accounts of $2,280,000 and $2,131,000, respectively	15,748,036	16,234,002
Inventories	13,736,662	13,278,391
Portable storage unit lease fleet, net of accumulated depreciation of $10,738,000 and $16,268,000, respectively	277,020,335	337,084,303
Property, plant and equipment, net	31,611,002	34,102,709
Deposits and prepaid expenses	4,050,868	3,776,137
Other assets and intangibles, net	2,072,789	3,021,951
Goodwill	31,759,887	51,757,416

Total assets	$376,505,559	$460,890,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,828,435	$8,765,790
Accrued liabilities	13,326,901	18,913,869
Line of credit	153,701,900	211,098,078
Notes payable	8,674,604	2,043,761
Obligations under capital leases	113,971	79,735
Deferred income taxes	31,156,963	41,319,655

Total liabilities	214,802,774	282,220,888

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 95,000,000 shares authorized, 14,223,957 and 14,292,714 issued and outstanding at December 31, 2001 and December 31, 2002, respectively	142,239	142,928
Additional paid-in capital	115,434,033	116,117,301
Retained earnings	48,143,791	66,382,847
Accumulated other comprehensive loss	(2,017,278)	(3,973,587)

Total stockholders’ equity	161,702,785	178,669,489

Total liabilities and stockholders’ equity	$376,505,559	$460,890,377

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2000	2001	2002

Revenues:
Leasing	$76,084,407	$99,683,720	$116,168,681
Sales	13,405,502	14,519,329	16,007,517
Other	686,199	520,265	920,331

Total revenues	90,176,108	114,723,314	133,096,529

Costs and expenses:
Cost of sales	8,680,794	9,545,897	10,343,451
Leasing, selling and general expenses	44,368,803	56,387,555	69,202,472
Florida litigation expense	—	—	1,320,054
Depreciation and amortization	6,023,573	8,237,173	9,456,896

Total cost and expenses	59,073,170	74,170,625	90,322,873

Income from operations	31,102,938	40,552,689	42,773,656
Other income (expense):
Interest income	79,954	34,456	13,000
Interest expense	(9,510,864)	(9,959,133)	(11,586,923)

Income before provision for income taxes and extraordinary item	21,672,028	30,628,012	31,199,733
Provision for income taxes	8,452,090	11,944,925	12,167,896

Income before extraordinary item	13,219,938	18,683,087	19,031,837
Extraordinary item — extinguishment of debt, net of income tax benefit of $506,860	—	—	(792,781)

Net income	$13,219,938	$18,683,087	$18,239,056

Earnings per share:
Basic:
Income before extraordinary item	$1.15	$1.38	$1.34
Extraordinary item	—	—	(0.06)

Net income	$1.15	$1.38	$1.28

Diluted:
Income before extraordinary item	$1.11	$1.34	$1.32
Extraordinary item	—	—	(0.06)

Net income	$1.11	$1.34	$1.26

Weighted average number of common and common share equivalents outstanding:
Basic	11,542,116	13,514,541	14,254,468

Diluted	11,943,707	13,954,086	14,442,066

See accompanying notes.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2000, 2001 and 2002

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity

Balance, December 31, 1999	11,438,356	$114,383	$61,032,336	$16,240,766	$—	$77,387,485
Net income	—	—	—	13,219,938	—	13,219,938
Issuance of common stock	81,575	817	1,474,183	—	—	1,475,000
Exercise of stock options	61,450	615	297,293	—	—	297,908
Exercise of warrants	10,203	102	50,914	—	—	51,016

Balance, December 31, 2000	11,591,584	115,917	62,854,726	29,460,704	—	92,431,347
Net income	—	—	—	18,683,087	—	18,683,087
Market value change in derivatives, (net of income tax benefit of $1,289,735)	—	—	—	—	(2,017,278)	(2,017,278)

Comprehensive income	—	—	—	—	—	16,665,809
Issuance of common stock	2,239,713	22,395	47,125,069	—	—	47,147,464
Exercise of stock options, (including tax benefit of $2,179,602)	329,750	3,298	5,064,062	—	—	5,067,360
Exercise of warrants	62,910	629	313,921	—	—	314,550
Stock option compensation	—	—	76,255	—	—	76,255

Balance, December 31, 2001	14,223,957	142,239	115,434,033	48,143,791	(2,017,278)	161,702,785
Net income	—	—	—	18,239,056	—	18,239,056
Unrealized gain on short-term investments, (net of income tax of $22,272)	—	—	—	—	34,835	34,835
Market value change in derivatives, (net of income tax benefit of $1,273,361)	—	—	—	—	(1,991,668)	(1,991,668)
Foreign currency translation, (net of income tax of $335)	—	—	—	—	524	524

Comprehensive income	—	—	—	—	—	16,282,747
Exercise of stock options, (including tax benefit of $129,200)	24,750	249	387,418	—	—	387,667
Exercise of warrants	44,007	440	219,595	—	—	220,035
Stock option compensation	—	—	76,255	—	—	76,255

Balance, December 31, 2002	14,292,714	$142,928	$116,117,301	$66,382,847	$(3,973,587)	$178,669,489

See accompanying notes.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2000	2001	2002

Cash Flows From Operating Activities:
Net income	$13,219,938	$18,683,087	$18,239,056
Adjustments to reconcile income to net cash provided by operating activities:
Extraordinary item—extinguishment of debt, net of income tax benefit	—	—	792,781
Provision for doubtful accounts	1,864,081	2,286,095	2,021,797
Amortization of deferred financing costs	455,670	599,825	440,491
Amortization of stock option compensation	—	76,255	76,255
Depreciation and amortization	6,023,573	8,237,173	9,456,896
Loss on disposal of property, plant and equipment	77,645	5,392	47,111
Deferred income taxes	8,649,557	11,944,070	12,049,841
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,770,708)	(6,018,107)	(2,507,763)
Inventories	(1,635,039)	(1,461,360)	2,334,400
Deposits and prepaid expenses	(4,313,336)	879,158	274,731
Other assets and intangibles	113,174	(57,120)	(240,302)
Accounts payable	3,729,753	469,687	937,355
Accrued liabilities	1,524,001	2,205,480	1,500,619

Net cash provided by operating activities	24,938,309	37,849,635	45,423,268

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(26,711,224)	(13,697,571)	(30,833,173)
Net purchases of portable storage unit lease fleet	(62,573,114)	(80,675,559)	(57,037,912)
Net purchases of property, plant and equipment	(6,120,446)	(6,854,749)	(5,855,109)
Change in other assets	132,363	(390,293)	425,282

Net cash used in investing activities	(95,272,421)	(101,618,172)	(93,300,912)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	67,061,936	15,001,900	57,396,178
Proceeds from issuance of notes payable	6,851,629	400,822	2,757,285
Deferred financing costs	(852,443)	(4,500)	(2,202,993)
Principal payments on notes payable	(1,945,718)	(2,916,939)	(9,388,128)
Principal payments on capital lease obligations	(148,815)	(85,064)	(34,236)
Exercise of warrants	51,016	314,550	220,035
Issuance of common stock, net of share cost	297,909	50,035,222	258,467

Net cash provided by financing activities	71,315,514	62,745,991	49,006,608
Effect of exchange rate changes on cash	—	—	524
Net increase (decrease) in cash	981,402	(1,022,546)	1,129,488
Cash at beginning of year	547,124	1,528,526	505,980

Cash at end of year	$1,528,526	$505,980	$1,635,468

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$8,341,809	$9,532,467	$11,257,813

Cash paid during the year for income taxes	$166,874	$254,810	$447,937

Interest rate swap liability charged to equity	$—	$2,017,278	$1,991,668

Common stock issued, 81,575 shares, as partial payment for acquisitions	$1,475,000	$—	$—

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation (Mobile Mini or the Company), is a leading provider of portable storage solutions. At December 31, 2002, we have a fleet of portable storage units and offices and operated throughout the United States and one Canadian province. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified client base including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the United States military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

We have experienced rapid growth during the last several years. This increase is primarily related to our internal growth at existing branch locations, as well as some growth through acquisitions of new branches.

We believe that our current capital structure, together with borrowings available under our $250 million credit facility, is sufficient to fund our internal growth plans for 2003. However, if we increase the rate of geographic expansion, we will be required to secure additional financing through additional borrowings, debt or equity offerings, or a combination of these sources. We believe that such financing will be available but we can not give assurances that it will be available on acceptable or beneficial terms and do not currently expect equity financing to be available under advantageous terms.

Our ability to obtain used containers for our lease fleet is subject in large part to the availability of these containers in the market. This is in part subject to international trade issues and the demand for containers in the ocean cargo shipping business. Should there be a shortage in supply of used containers, we could supplement our lease fleet with new portable storage units that we manufacture. However, should there be an overabundance of these used containers available, container prices may fall. This could result in a reduction in the lease rates we can obtain from our portable storage unit leasing operations. It could also cause the appraised orderly liquidation value of the portable storage units in the lease fleet to decline. In such event, our ability to finance our business through our existing credit facility would be affected as the maximum borrowing amount available to us under that facility is based upon the appraised orderly liquidation value of the portable storage unit lease fleet. In addition, under the credit facility, we are required to comply with certain covenants and restrictions, as more fully discussed in Note 3. If we fail to comply with these covenants and restrictions, the lender has the right to refuse to lend additional funds and may require early payment of amounts owed. If this happens, it would materially impact our growth and ability to fund ongoing operations. Furthermore, because a substantial portion of the amount borrowed under the credit facility bears interest at a variable rate, a significant increase in interest rates could have a material adverse affect on our consolidated results of operations and financial condition.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Mobile Mini adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements effective October 1, 2000. The adoption of SAB 101 did not materially affect the consolidated results of operations or financial position.

Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cost of Sales

Cost of sales in our consolidated statements of operations includes only the costs for units we sell. Similar costs associated with the portable storage units that we lease are capitalized on our balance sheet under “Portable Storage Unit Lease Fleet”.

Advertising Costs

Advertising costs are accounted for under SOP 93-7, Reporting on Advertising Costs. All non direct-response advertising costs are expensed as incurred. Direct response advertising costs, principally Yellow Page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2001 and 2002, prepaid advertising costs were approximately $0.4 million and $0.6 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact management information system. Advertising expense was $4.1 million, $5.2 million and $6.2 million in 2000, 2001 and 2002, respectively.

Cash

The Credit Agreement includes restrictions on excess cash. However, at December 31, 2002 the Company had restricted cash of approximately $257,000 on deposit in connection with the Florida litigation action (See Note 10 – Commitment and Contingencies).

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale and have been recorded at fair value, which approximates cost. Mobile Mini’s short-term investments consist principally of equity securities.

Receivables

Receivables primarily consist of amounts due from customers from the lease or sale of containers. The Company records an estimated provision for bad debts and reviews the provision monthly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible. The Company requires a security deposit on all leased office units to cover the cost of damages, if any.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Raw material inventory balances include raw steel, paint and other assembly components. Inventories at December 31, consist of the following:

	2001	2002

Raw materials and supplies	$11,442,260	$10,778,502
Work-in-process	772,464	474,871
Finished portable storage units	1,521,938	2,025,018

	$13,736,662	$13,278,391

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life In
	Years	2001	2002

Land		$777,668	$777,668
Vehicles and machinery	5 to 20	30,281,359	34,979,234
Buildings and improvements	30	9,178,556	9,454,392
Office fixtures and equipment	5	5,548,321	6,562,040

		45,785,904	51,773,334
Less accumulated depreciation		(14,174,902)	(17,670,625)

		$31,611,002	$34,102,709

Property, plant and equipment includes assets under capital leases of approximately $472,000 and $211,000, and related accumulated amortization of approximately $194,000 and $63,000, at December 31, 2001 and 2002, respectively.

At December 31, 2001 and 2002, a portion of property, plant and equipment was pledged as collateral for notes payable obligations and obligations under capital leases.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31:

	2000	2001	2002

BASIC:
Common shares outstanding, beginning of year	11,438,356	11,591,584	14,223,957
Effect of weighting shares:
Weighted common shares issued	103,760	1,922,957	30,511

Weighted average number of common shares outstanding	11,542,116	13,514,541	14,254,468

Income before extraordinary item	$13,219,938	$18,683,087	$19,031,837
Extraordinary Item	—	—	(792,781)

Net income	$13,219,938	$18,683,087	$18,239,056

Earnings per share:
Income before extraordinary item	$1.15	$1.38	$1.34
Extraordinary item	—	—	(0.06)

Net income	$1.15	$1.38	$1.28

DILUTED:
Common shares outstanding, beginning of year	11,438,356	11,591,584	14,223,957
Effect of weighting shares:
Weighted common shares issued	103,760	1,922,957	30,511
Employee stock options and warrants assumed converted	401,591	439,545	187,598

Weighted average number of common and common equivalent shares outstanding	11,943,707	13,954,086	14,442,066

Income before extraordinary item	$13,219,938	$18,683,087	$19,031,837
Extraordinary item	—	—	(792,781)

Net income	$13,219,938	$18,683,087	$18,239,056

Earnings per share
Income before extraordinary item	$1.11	$1.34	$1.32
Extraordinary item	—	—	(0.06)

Net income	$1.11	$1.34	$1.26

Employee stock options to purchase 283,250, 496,850 and 518,550 shares were issued or outstanding during 2000, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We have not recognized any impairment losses during the three year period ended December 31, 2002.

Goodwill

On January 1, 2002, Mobile Mini adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

Prior to January 1, 2002, Mobile Mini amortized goodwill over the useful life of the underlying asset, not to exceed 25 years. On January 1, 2002, Mobile Mini began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. At December 31, 2002, Mobile Mini had gross goodwill of $53.8 million and accumulated amortization of $2.0 million. For the year ended December 31, 2002, Mobile Mini did not recognize amortization expense related to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In assessing the recoverability of Mobile Mini’s goodwill and other intangibles, Mobile Mini must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Mobile Mini may be required to record impairment charges for these assets not previously recorded. Some factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, Mobile Mini’s market capitalization relative to net book value, and significant negative industry or economic trends.

The Company has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Mobile Mini performed the first of the required impairment tests for goodwill as of December 31, 2002 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill and other intangible assets.

Net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2000, 2001 and 2002, respectively, adjusted to exclude amortization expense for goodwill, are as follows (net of tax, in thousands, except per share data):

	2000	2001	2002

Income before extraordinary item	$13,219,938	$18,683,087	$19,031,837
Extraordinary item, net of income tax benefit	—	—	(792,781)
Goodwill amortization, net of income tax benefit	554,486	684,077	—

Adjusted net income	$13,774,424	$19,367,164	$18,239,056

Earnings per share:
Basic:
Income before extraordinary item	$1.15	$1.38	$1.34
Extraordinary item	—	—	(0.06)
Goodwill	0.05	0.05	—

Adjusted net income	$1.20	$1.43	$1.28

Diluted:
Income before extraordinary item	$1.11	$1.34	$1.32
Extraordinary item	—	—	(0.06)
Goodwill	0.05	0.05	—

Adjusted net income	$1.16	$1.39	$1.26

Fair Value of Financial Instruments

We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of our borrowings under our credit facility and notes payable and capital lease instruments approximate fair value. The fair values of our notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable and capital leases at December 31, 2001 and 2002 approximated the book values.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs, of approximately $1.4 million and $1.9 million, net of accumulated amortization of $1.1 million and $0.4 million at December 31, 2001 and 2002, respectively. The costs associated with our former credit agreement (See Note 3 – Line of Credit) were written off to expense in 2002. The remaining costs of obtaining long-term financing, including our new credit facility, are being amortized over the term of the related debt, using the straight-line method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.

Derivatives

SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will be recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative transactions entered into during 2001 and 2002 under SFAS No. 133 resulted in a charge to comprehensive loss of approximately $2.0 million net of an applicable income tax benefit of $1.3 million for both 2001 and 2002.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Under APB 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan.

If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows at December 31:

	2000	2001	2002

Net Income as reported	$13,219,938	$18,683,087	$18,239,056
Compensation expense, net of income tax	936,912	1,287,278	2,263,877

Pro forma net income	$12,283,026	$17,395,809	$15,975,179

Basic EPS:
As reported	$1.15	$1.38	$1.28
Pro forma	1.06	1.29	1.12
Diluted EPS:
As reported	$1.11	$1.34	$1.26
Pro forma	1.03	1.25	1.11

Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. See Note 9 for further discussion of the Company’s stock-based employee compensation.

Foreign Currency Translation and Transactions

For our Canadian operations, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at an average of month-end rates. Adjustments resulting from this translation are recorded in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts, the estimated useful lives and residual values on the portable storage unit lease fleet and property, plant and equipment and goodwill and other asset impairments.

Impact of Recently Issued Accounting Standards

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and becomes effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principals Board (APB) 30 in determining an extraordinary item classification. The adoption of SFAS No. 145 will require us to reclassify certain items to conform to the presentation required by SFAS No. 145 and we will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items effective January 1, 2003 (see Note 3). FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We will adopt this statement effective January 1, 2003. We do not believe this adoption will have any material effect on our results of operations or financial position.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullified EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. We will adopt this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently would not effect our results of operations or financial position.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued and becomes effective for fiscal years beginning after December 15, 2002. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for Stock-based employee compensation. This statement also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting to require disclosure about the effects on reported net income and earnings per share of an entity’s accounting policy with respect to stock-based employer compensation in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless if they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company has elected to continue the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. See Note 9 – Benefit Plans: Stock Option Plans.

(2)	Portable Storage Unit Lease Fleet:

Mobile Mini has a portable storage unit lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. At December 31, 2001 and 2002, all of our portable storage units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Gains from sale-leaseback transactions were deferred and amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 2001 and 2002, approximated $203,000 and $186,000, respectively, and are reflected as a reduction to the portable storage unit lease fleet value in the accompanying consolidated balance sheets.

(3)	Line Of Credit:

In March 1996, we had a credit facility, as amended, which at December 31, 2001, provided us a $160.0 million revolving line of credit and a term loan of $10.0 million. Borrowings under this credit facility were secured by a lien on substantially all of our assets.

On February 11, 2002, we entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which provides us with a $250.0 million revolving credit facility. The initial borrowings under the new credit facility were used to refinance the debt under the old credit facility, which had a maturity date of March 2004. Under the Loan and Security Agreement, we refinanced approximately $161.4 million of outstanding borrowings. In connection with this refinancing, in the first quarter of 2002 we recorded an after-tax extraordinary charge of approximately $0.8 million, net of tax of $0.5 million. The new credit facility is scheduled to expire in February 2007.

In June 2002, an amendment to the Loan and Security Agreement, among other items, provided for the lenders’ consent to our acquisition of a portion of the portable storage business of Transport International Pool (a subsidiary of GE Capital), increased the aggregate amount of our expenditures permitted for acquisitions in 2002, reduced the aggregate amount of expenditures permitted for lease fleet expansion in 2002 by means other than acquisitions, and reduced a minimum utilization covenant for the second and third quarters of 2002.

In September 2002, pursuant to a Waiver and Second Amendment to the Loan and Security Agreement, the lenders agreed to waive any event of default which may result in connection with a judgment in favor of Nuko Holdings I, LLC, against Mobile Mini (see Note 10 – Commitments and Contingencies), and amended certain definitions to essentially exclude from the financial covenant calculations any payments accrued or paid by Mobile Mini in connection with a judgment.

Borrowings under the Loan and Security Agreement are secured by a lien on substantially all of our assets. Borrowings under this facility are based on the portable storage unit lease fleet, property, plant, equipment, and levels of inventories and receivables. The portable storage unit lease fleet will be appraised at least annually and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread under the new facility is based on our quarterly ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization. Borrowings are, at our option, at either a spread from the prime or LIBOR rates, as defined. At December 31, 2002, the prime rate was 5.0% and the LIBOR rate was 1.4375%. The Loan and Security Agreement contains several covenants, including a minimum fixed charge coverage, maximum debt ratio, which can also restrict the amount of borrowings available to us, a minimum borrowing base availability and minimum required utilization rates. The Loan and Security Agreement also restricts our capital expenditures, our incurrence of additional debt and prohibits our payment of cash dividends on the common stock. We were in compliance with all covenants at December 31, 2002. The most restrictive covenant is funded debt to EBITDA of 4.5 to 1. At December 31, 2002, we had $28.5 million of availability under this covenant.

The revolving line of credit balance outstanding was approximately $153.7 million and $211.1 million at December 31, 2001 and 2002, respectively. The amount available for additional borrowing was approximately $28.5 million at December 31, 2002. For the years ended December 31, 2001 and 2002, the weighted average interest rate under the line of credit was 5.5% and 4.1%, respectively, and the average balance outstanding during 2001 and 2002 was approximately $137.7 million and $194.5 million, respectively, without giving effect to the interest rate swap agreements.

In 2001, we entered into three-year Interest Rate Swap Agreements under which we effectively fixed the interest rate payable on an aggregate of $85.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, the interest rate payable on $25 million, $30 million and $30 million of borrowings under our revolving line of credit was based upon a spread from 5.33%, 5.35% and 5.46%, respectively, rather than a spread from the LIBOR rate. In August and September 2002, we amended these Interest Rate Swap Agreements to substitute the spread from the existing fixed rates to 4.685%, 4.67% and 4.785%, respectively. In addition, we entered into two new interest rate swap agreements each for $25 million at a spread from fixed rates of 2.98% and 2.97% rather than a spread from the LIBOR rate. The aggregate amount of the interest rate swap agreements at December 31, 2002 is $135.0 million and all five agreements mature in August 2005. The weighted average fixed interest rate on these swaps is 4.07% plus the spread. Accounting for these swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

agreements is covered by SFAS No. 133 and the aggregate change in the fair value of the interest rate swap agreements resulted in a charge to comprehensive income at December 31, 2001 and 2002, of $2.0 million, net of an applicable income tax benefit of $1.3 million for both years. These swap agreements are designated as cash flow hedges and interest expense on the borrowings under these agreements is accrued using the fixed rates identified in the swap agreements. Our objective in entering into these swap transactions was to reduce the risk associated with future interest rate fluctuations. We intend to continue to operate with leverage, and management believes it is prudent to lock in a fixed interest rate at a time when fixed rates are at historically advantageous rates. We began accounting for the swap agreements under SFAS No. 133 effective January 1, 2001.

(4)	Notes Payable:

Notes payable at December 31, consist of the following:

	2001	2002

Notes payable to BT Commercial Corporation, interest ranging from 1.25% over Eurodollar rate (2.00% to 2.125% at February 11, 2002) to 0.25% over prime (4.75% at February 11, 2002) repaid in 2002(1)	$8,445,259	$—
Notes payable, interest at 10.50%, repaid in 2002	26,212	—
Notes payable, interest at 6.29%, monthly installments of principal and interest, maturing March 2006 secured by equipment	—	1,584,955
Notes payable to financial institution, interest rate of 6.53% and 5.88% in 2001 and 2002, respectively, payable in fixed monthly installments, maturing June 2002 and June 2003, respectively, unsecured	203,133	458,806

	$8,674,604	$2,043,761

(1)This obligation was paid in full under our new credit facility on February 11, 2002.

Future payments of notes payable:

Years Ending December 31,

2003	$898,425
2004	509,312
2005	542,288
2006	93,736

$2,043,761

(5)	Obligations Under Capital Leases:

We leased certain equipment under capital leases expiring in 2003 with a leasing company. The lease agreements provide us with a purchase option at the end of the lease term based on an agreed upon percentage of the original cost of the equipment. These leases have been capitalized using interest rates ranging from 6.42% to 6.97%. The leases are secured by the equipment under lease.

Future payments of obligations under capital leases:

Year Ending December 31,

2003	$83,122
Less: Amounts representing interest	(3,387)

$79,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(6)	Equity and Debt Issuances:

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

The provision for income taxes at December 31, consisted of the following:

	2000	2001	2002

Current	$—	$—	$118,000
Deferred	8,452,000	11,945,000	11,543,000

Total	$8,452,000	$11,945,000	$11,661,000

The components of the net deferred tax liability at December 31, are approximately as follows:

	2001	2002

Deferred tax assets (liabilities):
Net operating loss carryforward	$6,978,000	$17,154,000
Accelerated tax depreciation	(41,394,000)	(63,663,000)
Unrealized gain on hedge included in other comprehensive income	1,290,000	2,563,000
Other	1,969,000	2,626,000

Net deferred tax liability	$(31,157,000)	$(41,320,000)

A reconciliation of the federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2000	2001	2002

Statutory federal rate	34%	34%	35%
State taxes, net of federal benefit	5	5	4

	39%	39%	39%

At December 31, 2002, we had a federal net operating loss carryforward of approximately $47,275,000 which expires if unused from 2008 to 2022. At December 31, 2002, we had an Arizona net operating loss carryforward of approximately $9,569,000 which expires if unused from 2003 to 2005. At December 31, 2002, we had other insignificant net operating loss carryforward in the various states in which we operate.

As a result of stock ownership changes during the years presented, it is possible that Mobile Mini has undergone one or more changes in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. Such limitation could result in our being required to pay tax currently because only a portion of the net operating loss is available. Management believes that it is more likely than not that we will fully realize our net operating loss carryforward and therefore a valuation reserve was not necessary at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(8)	Transactions with Related Parties:

When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings (including Carolyn A. Clawson, a member of our board of directors). Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $80,000 and $81,000 in 2001 and 2002, respectively. The term of each of these leases is scheduled to expire on December 31, 2003. Management intends to renew these lease agreements prior to their expiration date. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Richard E. Bunger, the father of Steven G. Bunger and Carolyn A. Clawson. Payments in 2001 and 2002 under this lease were approximately $243,000 and $247,000, respectively. The Rialto lease expires on December 31, 2016. Management believes that the rental rates reflect the fair market rental value of these properties.

Mobile Mini obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs, including the monitoring of our sales personnel. Skilquest, Inc. is owned by Carolyn A. Clawson, a member of our board of directors since February 2001. Mobile Mini made aggregate payments of approximately $201,000 and $263,000 to Skilquest, Inc. in 2001 and 2002, respectively, which Mobile Mini believes represented the fair market value for the services performed. The increase in the amount we paid Skilquest was primarily due to the increase in the number of our sales personnel.

In February 2001, Mobile Mini and its former chairman of the Board, Richard E. Bunger, entered into an employment agreement pursuant to which Mr. Bunger provides services to Mobile Mini during the term of the agreement, which is scheduled to end on June 30, 2005. During the term of the agreement, Mobile Mini paid Mr. Bunger $230,000 during 2001 and $180,000 in 2002, and will pay $112,000 in 2003, and $1,000 per month during 2004 through June 30, 2005. Through 2003, Mobile Mini will also provide office space and an administrative assistant to Mr. Bunger. The agreement also provides that Mr. Bunger is bound by an agreement pertaining to confidentiality of Mobile Mini’s confidential information, and a non-competition agreement.

In 2000, Mobile Mini and Richard E. Bunger entered into agreements relating to (i) the leasing of equipment, (ii) the leasing of employees, and (iii) the use of portions of adjacent real property located in Maricopa, Arizona. These agreements were terminated by the parties in April 2002, and there was no activity under these agreements in 2001 or 2002.

It is Mobile Mini’s intention not to enter into any additional related party transactions other than extension of lease agreements and renewal of the relationship with Skilquest.

(9)	Benefit Plans:

Stock Option Plans

In August 1994, our board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, as amended in 1998. Under the 1994 Plan, there are 524,650 shares outstanding and 19,400 shares available for granting options. In August 1999, our board of directors approved the Mobile Mini, Inc. 1999 Stock Option Plan, under which 1,200,000 shares of common stock are reserved for issuance upon the exercise of options which may be granted under this plan. Both plans were approved by the stockholders at annual meetings. Under the plans, both incentive stock options (ISOs), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to our officers and other employees. Non-qualified stock options may be granted to directors and employees, and to non-employee service providers. The purposes of the plans are to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, our management and other employees. The board of directors believes that stock options are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their purchase of a stock interest in Mobile Mini.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The plans are administered by the compensation committee of our board of directors. The committee is comprised of independent directors. They determine whether options will be granted, whether options will be ISOs or non-qualified options, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted. Each non-employee director serving on our board of directors receives an automatic grant of options for 7,500 shares on August 1 of each year as part of the compensation we provide to such directors.

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

On December 13, 2000, the compensation committee extended the term of 10,000 stock options granted to Steven G. Bunger, our president and chief executive officer, that were to expire on December 29, 2000. The options were originally granted at an exercise price of $4.13 per share and were extended for five years with a two year vesting period. These options will now expire on December 29, 2005. In connection with this transaction, we amortized the expense over the pro rata vesting period of two years which approximated $76,000 in both 2001 and 2002.

We account for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	2000	2001	2002

Risk free interest rates range Expected holding period Dividend rate Expected volatility	5.17 to 6.50% 4.0 years 0.0% 61.8%	4.39 to 4.89% 5.0 years 0.0% 48.7%	3.03 to 4.81% 5.0 years 0.0% 80.0%

Under these assumptions, the weighted average fair value of the stock options granted was $11.24, $16.38 and $9.63 for 2000, 2001 and 2002, respectively.

The effect of applying SFAS No. 123 in the pro forma disclosures above is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the activities under our stock option plans for the years ended December 31:

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,106,050	$11.39	1,243,950	$13.29	1,392,550	$21.25
Granted	222,750	20.54	502,850	32.63	362,500	14.70
Canceled/ Expired	(23,400)	14.17	(24,500)	18.35	(37,600)	26.53
Exercised	(61,450)	5.06	(329,750)	8.81	(24,750)	11.43

Options outstanding, end of year	1,243,950	$13.29	1,392,550	$21.25	1,692,700	$19.87

Options exercisable, end of year	477,875	$9.14	397,100	$13.01	699,220	$16.46

Options available for grant, end of year	135,250		356,900		32,000

     Options outstanding and exercisable by price range as of December 31, 2002 are as follows:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Options	Contractual	Exercise	Options	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price

$3.120	–	$4.500	79,050	4.13	$3.568	79,050	$3.568
4.810	–	6.125	92,200	5.04	6.018	92,200	6.018
8.875	–	11.875	149,850	6.11	11.587	112,750	11.626
13.996	–	20.875	732,550	8.39	16.415	228,900	17.680
21.019	–	28.988	169,300	7.85	21.389	68,050	21.486
31.540	–	32.910	469,750	8.93	32.823	118,270	32.562

			1,692,700			699,220

401(k) Plan

In 1995, we established a contributory retirement plan, the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute 2% to 15% of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 10% of employees’ contributions up to a maximum of $500 per employee. We made profit sharing contributions of $54,000, $66,000 and $72,000 in 2000, 2001 and 2002, respectively. Additionally, we incurred $16,000, $16,000 and $25,000 in 2000, 2001 and 2002, respectively, for administrative costs on this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(10)	Commitments and Contingencies:

Leases

As discussed more fully in Note 8, Mobile Mini is obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $2,539,000, $3,284,000 and $4,224,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:

2003	$5,168,000
2004	4,663,000
2005	4,557,000
2006	4,355,000
2007	2,794,000
Thereafter	9,111,000

$30,648,000

The above table, for future lease commitments, includes renewal options on certain real estate lease options we currently anticipate exercising at the end of the lease term.

Insurance

We maintain all major lines of insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent with current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts. Our employee group health insurance program is partially self-funded. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. Actual results may vary from estimates, even favorably, based on our actual experience at the end of the plan policy periods based on the carrier’s loss predictions and our historical claims data.

General Litigation

Mobile Mini is a party to routine claims incidental to its business and litigation concerning an acquisition. Most of these routine claims involve alleged damage to customers’ property while stored in units leased from us and damage alleged to have occurred during delivery and pick-up of containers. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any of these incidental claims, individually or in the aggregate is likely to have a material adverse effect on our business or results of operations.

NUKO Holdings Litigation

In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits have been filed against us in the State of Florida arising out of that acquisition. One lawsuit, Nuko Holdings I, LLC v. Mobile Mini, Inc, which was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500), resulted in a verdict of $7,215,000 being entered against us. In the second case, A-1 Trailer Rental has filed an action (A-1 Trailer Rental, et al. v. Mobile Mini, Inc. (Case No. 8:02-cv-323-T-27TGW, in the United States District Court for the Middle District of Florida, Tampa Division)) requesting that the court find that it has no contractual agreement to indemnify us against any losses we suffer as a consequence of the Nuko Holdings lawsuit and, in any event, declare any such agreement invalid on public policy grounds, thereby making unavailable to us $2,200,000 which is presently held in escrow in accordance with the terms of the A-1 Trailer Rental acquisition agreement and a subsequent agreement between the parties.

In 1999, Nuko Holdings and A-1 Trailer Rental had entered into an agreement under which Nuko Holdings would purchase certain portable storage assets from A-1 Trailer Rental. We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions in November 2002, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We have appealed the judgment rendered by the trial court to the Florida District Court of Appeal. We anticipate that the appeals court process may take a lengthy period before a decision is rendered. We were required to post a bond in the face amount of $8.5 million, as is required to stay execution of the judgment, pending appeal. The bond is supported by approximately $4.0 million of letters of credit issued by our line of credit bank. Our out-of- pocket costs incurred in connection with this bond have not been material to date. If our appeal is not successful, the plaintiff in the case could make a claim under the bond for the amount of the judgment and post-judgment interest, in which event our obligation would be to repay the issuer of the bond.

The acquisition agreement under which we acquired A-1 Trailer Rental’s portable storage assets included an agreement to place a portion of the purchase price in escrow to secure A-1 Trailer Rental’s obligations to indemnify us for any losses we suffer, among other things, due to the incorrectness of any representation or warranty of A-1 Trailer Rental or arising out of Nuko Holdings’ contract with A-1 Trailer Rental. After we acquired the portable storage assets of A-1 Trailer Rental, Nuko filed suit against A-1 Trailer Rental and us. Because the suit arose in connection with the purchase of A-1 Trailer Rental’s assets, we made claims under our acquisition agreement with A-1 Trailer Rental. A-1 disputed our claims, and we and A-1 entered into an agreement respecting the $2.2 million held in escrow under the acquisition agreement. Under this agreement, the $2.2 million will continue to be held in escrow to secure A-1’s contractual obligation to indemnify and hold us harmless against any losses arising in connection with the Nuko Holdings lawsuit. In its lawsuit, A-1 now takes the position that it has no contractual agreement to indemnify Mobile Mini for the judgment or other losses incurred in the Nuko Holdings lawsuit and that, in any event, any such agreement should be declared by the court to be unenforceable as against public policy because enforcement would encourage impermissible interference with contracts. To that end, A-1 Trailer Rental has filed a summary judgment motion requesting the court to declare that it has no such indemnification obligation. Mobile Mini believes that A-1 Trailer Rental’s claims are without merit and has - and will continue to - vigorously oppose them.

In that regard, Mobile Mini has filed a cross-motion for summary judgment seeking to have the Court find, based on the facts and law, that A-1 Trailer Rental’s claims regarding its not having to indemnify Mobile Mini for the judgment in the Nuko Holdings lawsuit are unfounded and cannot proceed. Regardless of public policy issues in other contexts, the fact is that A-1 Trailer Rental is seeking, among other things, to set aside an agreement that was made more than six months after Nuko Holdings filed its action and that could not in any way have encouraged conduct that occurred six months earlier. Further, the indemnity obligation is to protect us against losses caused by A-1 Trailer Rental’s actions (in this instance, A-1 Trailer Rental’s breach of a contract) but for which action the losses indemnified against would not have been sustained. In addition, our actions about which Nuko Holdings complained were induced by A-1 Trailer Rental’s acts, assurances and representations. Mobile Mini has also filed counterclaims against A-1 Trailer Rental and its affiliated entities and several individuals who owned or were agents of A-1 Trailer Rental and/or affiliated entities. The counterclaims include claims for fraudulent misrepresentation, negligent misrepresentation, breach of warranty and breach of contract, breach of the covenant of good faith and fair dealing, and other claims.

In management’s opinion, after consultation with legal counsel, it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that upon appeal of the $7,215,000 judgment, the judgment will be reversed or the case will be remanded for new trial and therefore management has not recorded any accrual for loss with respect to this matter. However, there can be no assurances as to the ultimate outcome of the matter, and if the matter is upheld, the judgment would not have a material adverse impact on the financial condition of the Company. It is, however, expected the cost of appealing the initial judgment, and related additional litigation that may ensue, will be significant and will be expensed as incurred. In addition, while we believe the escrow account with a balance of $2.2 million related to the purchase of A-1 Trailer Rental will be available to us to cover certain potential loss contingencies, given the uncertainty about whether legal costs incurred in the Nuko Holding Litigation matter are recoverable against the escrow account, management has expensed all legal fees and not recognized any benefit related to the escrow account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(11)	Stockholders’ Equity:

Redeemable Warrants

Redeemable Warrants to purchase 187,500 shares of common stock at $5.00 per share were issued in connection with our issuance in November 1997 of Senior Subordinated Notes. Redeemable Warrants of 62,910 and 44,007 had been exercised for an equal number of shares of common stock, with proceeds to Mobile Mini of approximately $315,000 and $220,000 in 2001 and 2002, respectively. The Redeemable Warrants first became exercisable on March 1, 1998 and expired on November 1, 2002 with 4,150 warrants expiring unexercised.

(12)	Acquisitions:

The Company enters new markets in one of two ways, either by a new branch start up or through acquiring the portable storage assets of other companies. Through the acquisition we assume their leases thereby providing us with cash flow which enables us to immediately cover some of our overhead cost at the new branch. On occasion, we also purchase portable storage businesses in areas where we have existing smaller branches to increase our operating margins.

Mobile Mini acquired for cash, the assets and assumed certain liabilities of ten businesses during the year ended December 31, 2002. The accompanying consolidated financial statements include the operations of the acquired businesses from their respective dates of acquisition. The acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. Goodwill for acquisitions completed through June 30, 2001, was amortized using the straight-line method over 25 years from the date of the acquisition during 2001. In 2002, goodwill for acquisitions was not amortized in accordance with SFAS No. 142. Goodwill was approximately $31.8 million and $51.8 million at December 31, 2001 and 2002. Intangible assets primarily represent non-compete agreements that are amortized from 2 to 5 years using the straight-line method with no residual value. Amortization expense for intangible assets was approximately $127,000 and $201,000 in 2001 and 2002, respectively.

The aggregate purchase price of the operations acquired consists of:

	2000	2001	2002

Cash	$12,748,000	$11,727,000	$28,002,000
Retirement of debt	13,520,000	1,837,000	2,722,000
Common stock	1,475,000	—	—
Other acquisition costs	464,000	134,000	109,000

Total	$28,207,000	$13,698,000	$30,833,000

The fair value of the assets purchased has been preliminarily allocated as follows:

	2000	2001	2002

Receivables	$268,000	$—	$—
Tangible assets	$15,078,000	$6,110,000	$10,842,000
Intangible assets	185,000	175,000	390,000
Goodwill	13,477,000	7,829,000	20,423,000
Assumed liabilities	(801,000)	(416,000)	(822,000)

Total	$28,207,000	$13,698,000	$30,833,000

The purchase prices for acquisitions have been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations are finalized. We do not believe any adjustments to the allocation will have any material effect on our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The table below represents the estimated annual amortization expense for intangible assets from acquisitions at December 31, 2002:

2003	$235,000
2004	187,000
2005	136,000
2006	92,000
2007	28,000

(13)	Segment Reporting:

Our management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. Currently, our branch operations is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from its dealer program that was discontinued in 1998. Prior to 1999, we had a corporate sales segment, which related to specialty type product sales and included a telecommunications and modular division, both of which have been closed.

We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, reportable information is the same as contained in our consolidated financial statements.

(14)	Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2001 and 2002. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes that these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This has caused lower utilization rates for our lease fleet and a decrease in leasing revenues during the first quarter of the past several years.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Leasing revenues	$21,109,384	$23,748,656	$26,223,907	$28,601,773
Total revenues	24,792,870	27,466,521	30,312,889	32,151,034
Gross profit margin on sales	1,205,637	1,192,613	1,426,733	1,148,449
Income from operations	8,187,906	9,586,174	10,958,287	11,820,322
Net income	3,211,566	4,482,066	5,227,600	5,761,855
Basic earnings per share	$0.27	$0.32	$0.37	$0.41

Diluted earnings per share	$0.26	$0.31	$0.36	$0.40

2002
Leasing revenues	$25,088,282	$27,616,851	$30,883,437	$32,580,111
Total revenues	29,388,165	31,670,739	35,142,816	36,894,809
Gross profit margin on sales	1,396,090	1,329,353	1,388,139	1,550,484
Income from operations	9,804,738	10,059,878	10,219,320	12,689,720
Income before extraordinary item	4,504,253	4,434,406	4,379,275	5,713,903
Net income	3,711,472	4,434,406	4,379,275	5,713,903
Earnings per share:
Basic:
Income before extraordinary item	$0.32	$0.31	$0.31	$0.40
Extraordinary item(1)	(0.06)	—	—	—

Net income	$0.26	$0.31	$0.31	$0.40

Diluted:
Income before extraordinary item	$0.31	$0.31	$0.30	$0.40
Extraordinary item(1)	(0.06)	—	—	—

Net income	$0.25	$0.31	$0.30	$0.40

(1)    Relates to certain capitalized debt issuance costs of a prior credit facility that were written off in connection with entering into our new credit agreement in February 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Board of Directors of Mobile Mini determined, in consultation with and upon the recommendation of its Audit Committee, to dismiss its independent auditors, Arthur Andersen LLP, and to engage the services of Ernst & Young LLP as its new independent auditors. The change in auditors became effective June 10, 2002. The audit reports of Arthur Andersen on the consolidated financial statements of Mobile Mini as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Mobile Mini’s two most recent fiscal years ended December 31, 2001, and through June 10, 2002 on Form 8-K, there were no disagreements between Mobile Mini and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on Mobile Mini’s consolidated financial statements for such years.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Mobile Mini’s two most recent fiscal years ended December 31, 2001, or thereafter through June 10, 2002. Mobile Mini requested Arthur Andersen to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by Mobile Mini. A copy of such letter, dated June 13, 2002, was filed as Exhibit 16.1 to Mobile Mini’s Current Report on Form 8-K, dated June 14, 2002.

During Mobile Mini’s two most recent fiscal years ended December 31, 2001, and through June 10, 2002, Mobile Mini did not consult Ernst & Young with respect to any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 is incorporated by reference to Mobile Mini’s definitive proxy statement for the 2003 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.  CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

(1)	The financial statements required to be included in this Report are included in ITEM 8 of this Report.

(2)	The following financial statement schedule for the years ended December 31, 2000, 2001 and 2002 is submitted herewith.

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits

Exhibit
Number	Description	Page

3.2(8)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000

4.1(1)	Form of Common Stock Certificate

4.2(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes

4.3(7)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent

10.1(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan

10.2(9)	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through June 20, 2001).

10.3.1(12)	Loan and Security Agreement, dated February 11, 2002 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent

10.3.2(12)	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent

10.3.3(12)	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent

10.3.4(12)	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent

10.3.5(10)	First Amendment to Loan and Security Agreement and Consent to Acquisition.

10.3.6(11)	Waiver and Second Amendment to Loan and Security Agreement.

10.4(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.5(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.6(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.7(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994

10.8(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.9(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.10(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.11(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994

10.12(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.13(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.14(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Information Regarding Consent of Arthur Andersen LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K:

          None

The following pages include the Signatures page for this Form 10-K, Certifications of our CEO and CFO, and (at Exhibits 99.1 and 99.2 of this report) a further Certification by our CEO and CFO.

The form of Certification immediately following the Signatures page is required by Rule 15d-14 under the Securities Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 14 of Part III of this report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our audit committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification (that set forth at Exhibit 99.1 and 99.2) is required by section 1350 of chapter 63 of title 18 of the United States Code.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI INC.

Date: March 31, 2003	By:	/s/ Steven G. Bunger

Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003	By:	/s/ Steven G. Bunger

Steven G. Bunger, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 31, 2003	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief
Financial Officer and Director (Principal Financial Officer)

Date: March 31, 2003	By:	/s/ Deborah K. Keeley

Deborah K. Keeley, Vice President and Controller
(Chief Accounting Officer)

Date: March 31, 2003	By:	/s/ Carolyn A. Clawson

Carolyn A. Clawson, Director

Date: March 31, 2003	By:	/s/ Thomas G. Graunke

Thomas G. Graunke, Director

Date: March 31, 2003	By:	/s/ Ronald J. Marusiak

Ronald J. Marusiak, Director

Date: March 31, 2003	By:	/s/ Stephen A McConnell

Stephen A McConnell, Director

Date: March 31, 2003	By:	/s/ Michael L. Watts

Michael L. Watts, Director

S-1

CERTIFICATION

I, Steven G. Bunger, certify that:

1.	I have reviewed this annual report on Form 10-K of Mobile Mini, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Steve G. Bunger

Steven G. Bunger
Chief Executive Officer

CERTIFICATION

I, Lawrence Trachtenberg, certify that:

1.	I have reviewed this annual report on Form 10-K of Mobile Mini, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31,
	2000	2001	2002

Allowance for doubtful accounts:
Balance at beginning of year	$1,621,487	$1,617,958	$2,280,408
Provision charged to expense	1,864,081	2,286,095	2,021,797
Provision acquired	131,104	—	—
Write-offs	(1,998,714)	(1,623,645)	(2,171,108)

Balance at end of year	$1,617,958	$2,280,408	$2,131,097

Exhibit Index

Exhibit
Number	Description	Page

3.2(8)	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000

4.1(1)	Form of Common Stock Certificate

4.2(2)	Agreement and Form of Warrant for Warrants issued in connection with 12% Notes

4.3(7)	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent

10.1(6)	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan

10.2(9)	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through June 20, 2001).

10.3.1(12)	Loan and Security Agreement, dated February 11, 2002 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent

10.3.2(12)	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent

10.3.3(12)	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent

10.3.4(12)	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent

10.3.5(10)	First Amendment to Loan and Security Agreement and Consent to Acquisition.

10.3.6(11)	Waiver and Second Amendment to Loan and Security Agreement.

10.4(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.5(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.6(1)	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994

10.7(1)	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994

10.8(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.9(2)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.10(3)	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994

10.11(4)	Amendment to Lease Agreement by and between Mobile Mini Storage Systems, Inc., a California corporation, and the Registrant dated December 30, 1994

10.12(5)	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.13(5)	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995

10.14(6)	Amendment No. 2 to Lease Agreement between Mobile Mini Storage Systems, Inc. and the Registrant

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Information Regarding Consent of Arthur Andersen LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 333-34413)

(3)	Incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 1994

(4)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994

(5)	Incorporated by reference from the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1995

(6)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999

(8)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999

(9)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001

(10)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002

(11)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002

(12)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001.