Form 10-Q
period 2003-03-31
MOBILE MINI INC
filed 2003-05-15
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 9, 2003, there were outstanding 14,295,814 shares of the issuer’s common stock, par value $.01, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2003

		PAGE
		NUMBER
	PART I.
	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Condensed Consolidated Balance Sheets
	December 31, 2002 and March 31, 2003 (Unaudited)	3
	Condensed Unaudited Consolidated Statements of Operations
	Three Months ended March 31, 2002 and March 31, 2003	4
	Condensed Unaudited Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2002 and March 31, 2003	5
	Notes to Condensed Unaudited Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16
	PART II.
	OTHER INFORMATION
Item 1	Legal Proceedings	17
Item 6	Exhibits and Reports on Form 8-K	17
SIGNATURES		18
CERTIFICATIONS		19

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003

		(unaudited)
ASSETS
Cash	$1,635,468	$362,137
Receivables, net of allowance for doubtful accounts of $2,131,000 and $2,231,000, at December 31, 2002 and March 31, 2003	16,234,002	15,262,958
Inventories	13,278,391	15,815,837
Portable storage unit lease fleet, net	337,084,303	346,744,792
Property plant and equipment, net	34,102,709	34,167,882
Deposits and prepaid expenses	3,776,137	4,213,516
Other assets and intangibles, net	3,021,951	2,800,727
Goodwill	51,757,416	51,572,685

Total assets	$460,890,377	$470,940,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,765,790	$7,043,258
Accrued liabilities	18,913,869	17,145,465
Line of credit	211,098,078	218,945,577
Notes payable	2,043,761	1,698,639
Obligations under capital leases	79,735	69,396
Deferred income taxes	41,319,655	43,665,103

Total liabilities	282,220,888	288,567,438

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,292,714 and 14,294,814 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	142,928	142,948
Additional paid-in capital	116,117,301	116,135,152
Retained earnings	66,382,847	70,215,974
Accumulated other comprehensive loss	(3,973,587)	(4,120,978)

Total stockholders’ equity	178,669,489	182,373,096

Total liabilities and stockholders’ equity	$460,890,377	$470,940,534

Note: The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,

	2002	2003

Revenues:
Leasing	$25,088,282	$29,704,244
Sales	4,078,804	3,859,975
Other	221,079	177,770

Total revenues	29,388,165	33,741,989

Costs and expenses:
Cost of sales	2,682,714	2,453,994
Leasing, selling and general expenses	14,790,729	19,107,504
Florida litigation expense	—	64,440
Depreciation and amortization	2,109,984	2,616,887

Total costs and expenses	19,583,427	24,242,825

Income from operations	9,804,738	9,499,164
Other income (expense):
Interest income	6,765	785
Interest expense	(2,427,482)	(3,216,133)
Debt restructuring expense	(1,299,641)	—

Income before provision for income taxes	6,084,380	6,283,816
Provision for income taxes	2,372,908	2,450,689

Net income	$3,711,472	$3,833,127

Earnings per share:
Basic	$0.26	$0.27

Diluted	$0.25	$0.27

Weighted average number of common and common share equivalents outstanding:
Basic	14,227,197	14,294,247

Diluted	14,620,935	14,383,145

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2002	2003

Cash Flows From Operating Activities:
Net income	$3,711,472	$3,833,127
Adjustments to reconcile income to net cash provided by operating activities:
Debt restructuring expense	1,299,641	—
Provision for doubtful accounts	292,343	673,699
Amortization of deferred financing costs	109,564	114,024
Amortization of stock option compensation	19,064	—
Depreciation and amortization	2,109,984	2,618,020
Loss on disposal of property, plant and equipment	17,506	19,163
Gain on sale of short-term investments	—	(59,185)
Deferred income taxes	2,314,859	2,483,941
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	1,317,710	297,345
Inventories	(1,717,271)	(2,537,446)
Deposits and prepaid expenses	(381,715)	(437,379)
Other assets and intangibles	13,739	99,564
Accounts payable	(1,309,904)	(1,722,532)
Accrued liabilities	(2,995,082)	(2,043,962)

Net cash provided by operating activities	4,801,910	3,338,379

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(1,965,820)	—
Net purchases of portable storage unit lease fleet	(10,715,741)	(11,274,042)
Net purchases of property, plant and equipment	(1,079,774)	(1,029,089)
Change in other assets	276,997	184,731

Net cash used in investing activities	(13,484,338)	(12,118,400)

Cash Flows From Financing Activities:
Net borrowings under line of credit	16,844,671	7,847,499
Proceeds from issuance of notes payable	2,000,000	—
Deferred financing costs	(1,802,666)	(50,000)
Principal payments on notes payable	(8,659,744)	(345,122)
Principal payments on capital lease obligations	(6,871)	(10,339)
Exercise of warrants	25,751	—
Issuance of common stock	26,753	9,118

Net cash provided by financing activities	8,427,894	7,451,156

Effect of exchange rate changes on cash	—	55,534

Net decrease in cash	(254,534)	(1,273,331)
Cash at beginning of period	505,980	1,635,468

Cash at end of period	$251,446	$362,137

Non-Cash:
Unrealized gain (loss) on interest rate swap agreements net of $370,614 income tax expense in 2002 and $116,221 income tax benefit in 2003	$579,678	$(168,090)

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with financial presentation requirements.

The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. The Company experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first quarters. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and accompanying notes thereto filed with the Securities and Exchange Commission (SEC) on March 31, 2003.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, and the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). Under APB 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three months ended March 31:

	2002	2003

Net income as reported	$3,711,472	$3,833,127
Compensation expense, net of income tax benefit	564,529	604,694

Pro forma net income	$3,146,943	$3,228,433

Basic EPS:
As reported	$0.26	$0.27
Pro forma	0.22	0.23
Diluted EPS:
As reported	$0.25	$0.27
Pro forma	0.22	0.22

NOTE B – Recent Accounting Pronouncements. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principals Board (APB) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. The adoption of SFAS No. 145 required us to reclassify certain items for the period presented in 2002, to conform to the presentation required by SFAS No. 145 and, effective January 1, 2003, we reported losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement on January 1, 2003. This adoption did not have any impact on our results of operations or financial position.

During the quarter ended March 31, 2002, we incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. This transaction was recorded as an extraordinary item in 2002 under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, this transaction has been reclassified in pre-tax earnings as debt restructuring expense.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

NOTE C — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three month period ended March 31:

	2002	2003

BASIC:
Common shares outstanding, beginning of period	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended March 31	3,240	1,533

Weighted average number of common shares outstanding	14,227,197	14,294,247

Net income available to common shareholders	$3,711,472	$3,833,127

Earnings per share	$0.26	$0.27

DILUTED:
Common shares outstanding, beginning of period	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended March 31	3,240	1,533
Employee stock options and warrants assumed converted during the period ended March 31	393,738	88,898

Weighted average number of common shares outstanding	14,620,935	14,383,145

Net income available to common shareholders	$3,711,472	$3,833,127

Earnings per share	$0.25	$0.27

At March 31, 2003, options to purchase 1,334,000 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. At March 31, 2002, there were no shares of the Company’s common stock that were anti-dilutive.

NOTE D — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2002	March 31, 2003

Raw material and supplies	$10,778,502	$13,156,571
Work-in-process	474,871	689,352
Finished portable storage units	2,025,018	1,969,914

	$13,278,391	$15,815,837

NOTE E — Property, plant and equipment consisted of the following at:

	December 31, 2002	March 31, 2003

Land	$777,668	$777,668
Vehicles and equipment	34,979,234	35,793,647
Buildings and improvements	9,454,392	9,509,785
Office fixtures and equipment	6,562,040	6,686,873

	51,773,334	52,767,973
Less accumulated depreciation	(17,670,625)	(18,600,091)

	$34,102,709	$34,167,882

NOTE F — Mobile Mini has a portable storage unit lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of March 31, 2003, the lease fleet totaled $364.5 million as compared to $353.4 million at December 31, 2002, less accumulated depreciation of $17.8 million and $16.3 million, respectively.

The table below summarizes those transactions that increased our lease fleet from $337.1 million at December 31, 2002 to $346.7 million at March 31, 2003:

	Dollars	Units

Lease fleet at December 31, 2002, net	$337,084,303	83,642
Purchases:
Container purchases	45,565	27
Manufactured units:
Steel containers, combination units and steel security offices	6,490,945	837
Wood mobile offices	3,179,871	158
Refurbishment and customization:
Refurbishment or customization of 27 units purchased or acquired in the current year	37,120
Refurbishment or customization of 1,044 units purchased in a prior year	1,717,083	262	(1)
Refurbishment or customization of 911 units obtained through acquisition in a prior year	903,673	37	(2)
Other	(133,537)	(59)
Cost of sales from lease fleet	(1,083,918)	(402)
Depreciation	(1,496,313)

Lease fleet at March 31, 2003, net	$346,744,792	84,502

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

The table below outlines the composition of our lease fleet at March 31, 2003:

	Net Book	Number of
	Value	Units

Steel storage containers	$231,387,411	71,054
Offices	128,024,394	10,609
Van trailers	4,605,800	2,839
Other, primarily chassis	552,554
Accumulated depreciation	(17,825,367)

	$346,744,792	84,502

NOTE G – The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area served by each branch. Our branch operation includes our manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998.

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

NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,

	2002	2003

Net income	$3,711,472	$3,833,127
Market value change in derivatives, net of tax	579,678	(168,090)
Reclassification of unrealized gain on short-term investments to net income, net of tax	—	(34,835)
Foreign currency translation, net of tax	—	55,534

Total comprehensive income	$4,291,150	$3,685,736

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2002	March 31, 2003

Market value change in derivatives, net of expected tax benefit	$(4,008,946)	$(4,177,036)
Unrealized gain on short-term investments	34,835	—
Foreign currency translation	524	56,058

Total accumulated other comprehensive loss	$(3,973,587)	$(4,120,978)

NOTE I – Legal Proceedings. In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits have been filed against us in the State of Florida arising out of that acquisition. One lawsuit, Nuko Holdings I, LLC v. Mobile Mini, Inc, which was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500), resulted in a verdict of $7,215,000 being entered against us. In the second case, A-1 Trailer Rental has filed an action (A-1 Trailer Rental, et al. v. Mobile Mini, Inc. (Case No. 8:02-cv-323-T-27TGW, in the United States District Court for the Middle District of Florida, Tampa Division)) requesting that the court find that A-1 Trailer Rental has no contractual agreement to indemnify us against any losses we suffer as a consequence of the Nuko Holdings lawsuit and, in any event, declare any such contractual indemnity agreement invalid on public policy grounds, thereby making unavailable to us $2,200,000 which is presently held in escrow in accordance with the terms of the A-1 Trailer Rental acquisition agreement and a subsequent agreement between the parties.

In 1999, Nuko Holdings and A-1 Trailer Rental had entered into an agreement under which Nuko Holdings would purchase certain portable storage assets from A-1 Trailer Rental. We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions in November 2002, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We have appealed the judgment rendered by the trial court to the Florida Second District Court of Appeal. We anticipate that the appeals court process may take a lengthy period before a decision is rendered. We were required to post a bond in the face amount of $8.5 million, as is required to stay execution of the judgment, pending appeal. The bond is supported by approximately $4.0 million of letters of credit issued by our line of credit bank. Our out-of- pocket costs incurred in connection with this bond have been expensed as incurred. If our appeal is not successful, the plaintiff in the case could make a claim under the bond for the amount of the judgment and post-judgment interest, in which event our obligation would be to repay the issuer of the bond.

The acquisition agreement under which we acquired A-1 Trailer Rental’s portable storage assets included an agreement to place a portion of the purchase price in escrow to secure A-1 Trailer Rental’s obligations to indemnify us for any losses we suffer, among other things, due to the incorrectness of any representation or warranty of A-1 Trailer Rental or arising out of Nuko Holdings’ contract with A-1 Trailer Rental. After we acquired the portable storage assets of A-1 Trailer Rental, Nuko filed suit against A-1 Trailer Rental and us. Because the suit arose in connection with the purchase of A-1 Trailer Rental’s assets, we made claims under our acquisition agreement with A-1 Trailer Rental. A-1 disputed our claims, and we and A-1 entered into an agreement respecting the $2.2 million held in escrow under the acquisition agreement. Under this agreement, the $2.2 million will continue to be held in escrow to secure A-1’s contractual obligation to indemnify and hold us harmless against any losses arising in connection with the Nuko Holdings lawsuit. In its lawsuit, A-1 now takes the position that it has no contractual agreement to indemnify Mobile Mini for the judgment or other losses incurred in the Nuko Holdings lawsuit and that, in any event, any such agreement should be declared by the court to be unenforceable as against public policy because enforcement would encourage impermissible interference with contracts. To that end, A-1 Trailer Rental has filed a summary judgment motion requesting the court to declare that it has no such indemnification obligation. Mobile Mini believes that A-1 Trailer Rental’s claims are without merit and has — and will continue to — vigorously oppose them.

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

In management’s opinion, after consultation with legal counsel, it is probable (as that word is defined in SFAS No. 5, Accounting for Contingencies) that upon appeal of the $7,215,000 judgment, the judgment will be reversed or the case will be remanded for new trial and therefore management has not recorded any accrual for loss with respect to this matter. However, there can be no assurances as to the ultimate outcome of the matter, and if the matter is upheld, the judgment would not have a material adverse impact on the financial condition of the Company. It is, however, expected the cost of appealing the initial judgment, and related additional litigation that may ensue, will be significant and will be expensed as incurred. In addition, while we believe the escrow account with a balance of $2.2 million related to the purchase of A-1 Trailer Rental will be available to us to cover certain potential loss contingencies, given the uncertainty about whether legal costs incurred in the Nuko Holding Litigation matter are recoverable against the escrow account, management has expensed all legal fees and not recognized any benefit related to the escrow account.

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

NOTE J – Interest Rate Swap Agreements. In April 2003, we amended four of our Interest Rate Swap Agreements affecting $110.0 million of borrowings, to substitute the spread from the existing fixed rates of 4.785%, 4.685%, 4.67% and 2.98% to rates of 4.6%, 4.55%, 4.51% and 3.66%, respectively. Although this slightly increased the weighted average fixed interest rate on $135.0 million of debt to 4.09% from 4.07%, plus the spread, the terms on these four agreements were extended by 2 1/2 years, to February 2008 from August 2005.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to
Three Months Ended March 31, 2003

Total revenues for the quarter ended March 31, 2003 increased by $4.4 million, or 14.8%, to $33.7 million from $29.4 million for the same period in 2002. Leasing revenues for the quarter increased by $4.6 million, or 18.4%, to $29.7 million from $25.1 million for the same period in 2002. This increase resulted from a 19.6% increase in the average number of portable storage units on lease, partially offset by a 1.0% decrease in the average rental yield per unit. In the quarter ended March 31, 2003, our internal growth rate (which we define as growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional (or “tuck”) acquisitions in those markets) was 9.5% which was the Company’s highest internal growth rate since the 11.2% rate achieved during the first quarter of 2002. Our internal growth rate improved 2.0% from the 7.5% growth rate achieved during the entire fiscal year ended 2002 and 5.3% from the 4.2% rate achieved during the fourth quarter of 2002. Our sales of portable storage units for the three months ended March 31, 2003 decreased by 5.4% to $3.9 million from $4.1 million during the same 2002 period. We experienced lower sales activity in the 2003 quarter at some of our more established branches due to the general slowdown in economic activity, which was partially offset by higher sales demand at several of our new branches. The level of sales is affected more than the level of leasing activity during slower economic times.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended March 31, 2003 decreased to 63.6% of sales from 65.8% of sales in the same period in 2002. This increase in our gross profit margin compared to the prior year’s margin resulted from a decline in the cost of containers which was only partially passed on to customers.

Leasing, selling and general expenses increased $4.3 million, or 29.2%, to $19.1 million for the quarter ended March 31, 2003, from $14.8 million for the same period in 2002. Leasing, selling and general expenses, as a percentage of total revenues, increased to 56.6% in the quarter ended March 31, 2003, from 50.3% for the same period in 2002. The $4.3 million increase in leasing, selling and general expenses primarily relates to fixed costs associated with our new branches added after the first quarter of 2002, particularly higher marketing costs as we invest in yellow page advertising and other marketing expenses to further internal growth in the new markets in the future. In addition, we experienced certain cost increases, particularly in insurance costs, fuel costs and third party freight hauling expenses.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). Costs in connection with our Florida litigation are expensed as incurred. We expect there will be higher expenditures during the remainder of the year as the appeals process becomes more active.

Depreciation and amortization expenses increased $0.5 million, or 24.0%, to $2.6 million in the quarter ended March 31, 2003, from $2.1 million during the same period in 2002. The increase is primarily due to higher depreciation expense on our larger lease fleet, which has increased approximately $148.0 million from March 31, 2002.

Interest expense increased $0.8 million, or 32.5%, to $3.2 million for the quarter ended March 31, 2003, compared to $2.4 million for the same period in 2002. Our average debt outstanding for the three months ended March 31, 2003, compared to the same period in 2002, increased by 27.2%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet. This increase in interest expense also includes the increase in the weighted average interest rate on our debt from 5.5% for the three months ended March 31, 2002 to 5.8% for the three months ended March 31, 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.7% in the 2002 quarter and 6.0% in the 2003 quarter. Effective interest costs were higher in 2003 both because the Company was more leveraged and therefore subject to a higher interest rate spread over LIBOR under its Credit Agreement and because the Company had increased the amount of its floating rate debt that it had fixed through interest rate swap agreements.

During the period ended March 31, 2002, we incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. This transaction was recorded as an extraordinary item in 2002 under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, (see “Recent Accounting Pronouncements”) this transaction has been reclassified in pre-tax earnings as debt restructuring expense.

Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

Net income for the three months ended March 31, 2003, was $3.8 million, an increase of 3.3% compared to net income of $3.7 million for the same period in 2002. The increase is the result of a 14.8% increase in revenues offset by higher leasing, selling and general expenses in addition to higher interest cost associated with the higher average debt outstanding. These higher costs were offset by the absence, in 2003, of $1.3 million of debt restructuring expenses.

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

Operating Activities. Our operations provided net cash flow of $3.4 million during the three months ended March 31, 2003 compared to $4.8 million during the same period in 2002. Cash flow from operating activities was less than net income, due primarily to an increase in inventory levels and reductions in both accounts payables and accrued liabilities. Inventory levels increased primarily in raw material for production levels and accrued liability decreases relate primarily to the timing of when certain annual and semi-annual payments became due. The average utilization for the quarter was relatively the same as it was in the first quarter of 2002.

Investing Activities. Net cash used in investing activities was $12.1 million for the three months ended March 31, 2003, and $13.5 million for the same period in 2002. The primary difference was cash paid for acquisition of businesses of $2.0 million in 2002 partially offset by slightly higher expenditures for our lease fleet in 2003. Capital expenditures for our lease fleet were $11.3 million for the three months ended March 31, 2003, and $10.7 million for the same period in 2002. Capital expenditures during the first quarter of 2003 primarily related to costs of new lease fleet units, particularly steel and wood offices, which we added at our branches to match supply with demand, and refurbishment costs associated with bringing containers acquired in a prior year up to Mobile Mini standards. Capital expenditures for property, plant and equipment were $1.0 million during the three months ended March 31, 2003, and $1.1 million for the same period in 2002.

Financing Activities. Net cash provided by financing activities was $7.5 million during the three months ended March 31, 2003, and $8.4 million for the same period in 2002. During the three months ended March 31, 2003 and 2002, net cash provided by financing activities was primarily provided by our credit facility and was used together with cash flow generated from operations to fund our expansion of our lease fleet.

In addition to cash flow generated by operations, our principal current source of liquidity has been our $250.0 million revolving line of credit. During the first quarter of 2003, we borrowed an additional $7.8 million under our credit agreement. The interest rate under this credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization (EBITDA). The interest rate, effective March 31, 2003, under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.50%. As of March 31, 2003, we had $218.9 million of borrowings outstanding under our credit facility, and approximately $17.2 million of additional borrowings were currently available to us under the terms of the facility.

We entered into Interest Rate Swap Agreements under which we effectively fixed the interest rate payable on an aggregate amount of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. Under these agreements, the interest rate payable on $135.0 million of borrowings under our revolving line of credit are based upon a spread from the weighted average interest rate of 4.07% plus the spread rather than from the LIBOR rate plus the spread. Accounting for these swap agreements is covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income for the three months ended March 31, 2003 of $0.2 million, net of applicable income tax benefit of $0.1 million.

In April 2003, we amended four of these Interest Rate Swap Agreements affecting $110.0 million of borrowings, to substitute the spread from the existing fixed rates of 4.785%, 4.685%, 4.67% and 2.98% to rates of 4.6%, 4.55%, 4.51% and 3.66%, respectively. Although this slightly increased the weighted average fixed interest rate on $135.0 million of debt to 4.09% from 4.07%, plus the spread, the terms on these four agreements were extended by 2 1/2 years, to February 2008 from August 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition. Mobile Mini recognizes revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly, which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and past due accounts. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value, and

•	Significant negative industry or economic trends.

When we determine the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill at December 31, 2002 and determined that the carrying amount of goodwill is not impaired.

Impairment Long-Lived Assets. We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Salvage Value. Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet as a result of acquisitions of portable storage businesses.

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units.

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. We do not anticipate that the resolution of such matters will have a material adverse effect on our business or consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principals Board (APB) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. The adoption of SFAS No. 145 required us to reclassify certain items for the period presented in 2002, to conform to the presentation required by SFAS No. 145 and, effective January 1, 2003, we reported losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement on January 1, 2003. This adoption did not have any impact on our results of operations or financial position.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2003, we had five outstanding interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $135.0 million of debt. For the three months ended March 31, 2003, in accordance with SFAS No. 133, we recorded a $0.2 million charge to comprehensive income, net of applicable income tax benefit of $0.1 million, related to the fair value of our interest rate swap agreements.

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

ITEM 4.      CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO), and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Mobile Mini’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Mobile Mini’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The information set forth at Note I of Notes to Condensed Consolidated Financial Statements (included in Part 1. Item 1 hereof) is incorporated by reference in this Item 1 of Part II.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.
(b)	Reports on Form 8-K: 8-K filed May 6, 2003 announcing the Company’s results of operations and financial position for the first quarter ended March 31, 2003.

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

MOBILE MINI, INC.

Dated: May 15, 2003	/s/ Larry Trachtenberg Larry Trachtenberg Chief Financial Officer & Executive Vice President

CERTIFICATION

I, Steven G. Bunger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mobile Mini, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Lawrence Trachtenberg Lawrence Trachtenberg Chief Financial Officer

EXHIBIT INDEX

Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 of Steven G. Bunger, Chairman of the Board, President and Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Larry Trachtenberg, Executive Vice President and Chief Financial Officer.