Form 10-Q
period 2003-06-30
MOBILE MINI INC
filed 2003-08-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

          At August 8, 2003, there were outstanding 14,302,514 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2003
	December 31, 2002	(unaudited)
ASSETS
Cash	$1,635,468	$162,724
Receivables, net of allowance for doubtful accounts of $2,131,000 and $2,172,000, at December 31, 2002 and June 30, 2003	16,234,002	15,119,055
Inventories	13,278,391	15,709,368
Lease fleet, net	337,084,303	358,900,418
Property plant and equipment, net	34,102,709	34,269,466
Deposits and prepaid expenses	3,776,137	4,923,585
Other assets and intangibles, net	3,021,951	7,501,179
Goodwill	51,757,416	51,463,176

Total assets	$460,890,377	$488,048,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,765,790	$5,714,552
Accrued liabilities	18,913,869	13,654,259
Line of credit	211,098,078	89,000,000
Notes payable	2,043,761	1,388,257
Obligations under capital leases	79,735	61,741
Senior Notes	—	150,000,000
Deferred income taxes	41,319,655	44,474,600

Total liabilities	282,220,888	304,293,409

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,292,714 and 14,300,614 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	142,928	143,007
Additional paid-in capital	116,117,301	116,198,779
Retained earnings	66,382,847	68,086,099
Accumulated other comprehensive loss	(3,973,587)	(672,323)

Total stockholders’ equity	178,669,489	183,755,562

Total liabilities and stockholders’ equity	$460,890,377	$488,048,971

Note: The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2002	2003

Revenues:
Leasing	$27,616,851	$30,941,606
Sales	3,805,773	3,990,030
Other	248,115	119,862

Total revenues	31,670,739	35,051,498

Costs and expenses:
Cost of sales	2,476,420	2,493,776
Leasing, selling and general expenses	16,829,298	19,541,980
Florida litigation expense	—	154,601
Depreciation and amortization	2,305,143	2,673,060

Total costs and expenses	21,610,861	24,863,417

Income from operations	10,059,878	10,188,081
Other income (expense):
Interest income	4,311	462
Interest expense	(2,794,670)	(3,239,795)
Debt restructuring expense	—	(10,440,346)

Income (loss) before provision for income taxes	7,269,519	(3,491,598)
Provision for (benefit of) income taxes	2,835,113	(1,361,723)

Net income (loss)	$4,434,406	$(2,129,875)

Earnings (loss) per share:
Basic	$0.31	$(0.15)

Diluted	$0.31	$(0.15)

Weighted average number of common and common share equivalents outstanding:
Basic	14,248,089	14,297,310

Diluted	14,485,624	14,297,310

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,
	2002	2003

Revenues:
Leasing	$52,705,133	$60,645,850
Sales	7,884,577	7,850,005
Other	469,194	297,632

Total revenues	61,058,904	68,793,487

Costs and expenses:
Cost of sales	5,159,134	4,947,770
Leasing, selling and general expenses	31,620,027	38,649,484
Florida litigation expense	—	219,041
Depreciation and amortization	4,415,127	5,289,947

Total costs and expenses	41,194,288	49,106,242

Income from operations	19,864,616	19,687,245
Other income (expense):
Interest income	11,076	1,247
Interest expense	(5,222,152)	(6,455,928)
Debt restructuring expense	(1,299,641)	(10,440,346)

Income before provision for income taxes	13,353,899	2,792,218
Provision for income taxes	5,208,021	1,088,966

Net income	$8,145,878	$1,703,252

Earnings per share:
Basic	$0.57	$0.12

Diluted	$0.56	$0.12

Weighted average number of common and common share equivalents outstanding:
Basic	14,237,700	14,295,785

Diluted	14,546,541	14,412,245

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2003

Cash Flows From Operating Activities:
Net income	$8,145,878	$1,703,252
Adjustments to reconcile income to net cash provided by operating activities:
Debt restructuring expense	1,299,641	10,440,345
Provision for doubtful accounts	539,485	1,303,129
Amortization of deferred financing costs	213,083	210,934
Amortization of stock option compensation	38,127	—
Depreciation and amortization	4,415,127	5,289,947
Loss on disposal of property, plant and equipment	29,806	24,808
Gain on sale of short-term investments	—	(59,185)
Deferred income taxes	5,149,971	1,140,713
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	714,034	(188,182)
Inventories	(3,020,164)	(2,430,977)
Deposits and prepaid expenses	(397,808)	(1,147,448)
Other assets and intangibles	(93,487)	78,679
Accounts payable	(1,338,788)	(3,051,238)
Accrued liabilities	(1,697,275)	43,471

Net cash provided by operating activities	13,997,630	13,358,248

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(29,365,784)	—
Net purchases of lease fleet	(23,599,357)	(25,093,884)
Net purchases of property, plant and equipment	(3,723,711)	(2,083,934)
Change in other assets	357,062	294,240

Net cash used in investing activities	(56,331,790)	(26,883,578)

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit	52,011,121	(130,866,078)
Proceeds from issuance of notes payable	2,000,000	—
Proceeds from issuance of Senior Notes	—	150,000,000
Deferred financing costs	(2,183,382)	(6,558,917)
Principal payments on notes payable	(8,822,776)	(655,504)
Principal payments on capital lease obligations	(15,331)	(17,994)
Exercise of warrants	41,251	—
Issuance of common stock	238,267	49,859

Net cash provided by financing activities	43,269,150	11,951,366

Effect of exchange rate changes on cash	—	101,220

Net decrease in cash	934,990	(1,472,744)
Cash at beginning of period	505,980	1,635,468

Cash at end of period	$1,440,970	$162,724

Non-Cash:
Unrealized (loss) gain on interest rate swap agreements, net of $57,839 income tax benefit in 2002 and $2,068,202 income tax expense in 2003	$(90,467)	$3,234,879

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES - NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation requirements.

The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2002 consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2003.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three month period and the six month period ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss) as reported	$4,434,406	$(2,129,875)	$8,145,878	$1,703,252
Compensation expense, net of income tax benefit	(553,895)	(596,449)	(1,107,739)	(1,190,720)

Pro forma net income (loss)	$3,880,511	$(2,726,324)	$7,038,139	$512,532

Basic EPS:
As reported	$0.31	$(0.15)	$0.57	$0.12
Pro forma	0.27	(0.19)	0.49	0.04
Diluted EPS:
As reported	$0.31	$(0.15)	$0.56	$0.12
Pro forma	0.27	(0.19)	0.48	0.04

NOTE B – Recent Accounting Pronouncements. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. The adoption of SFAS No. 145 required us to reclassify certain items for the period presented in 2002, to conform to the presentation required by SFAS No. 145. Effective January 1, 2003, we reported expenses incurred in both 2002 and 2003 on the extinguishment of debt in pre-tax earnings rather than as an extraordinary item. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement on January 1, 2003. This adoption did not have any impact on our results of operations or financial position.

During the quarter ended March 31, 2002, we incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. In the quarter ended June 30, 2003, we incurred $10.4 million of expense in connection with our refinancing of our credit agreement and the termination of certain interest rate swap agreements (see Note K). The 2002 transaction was originally recorded as an extraordinary item in 2002 under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, this transaction has been reclassified in pre-tax earnings as debt restructuring expense.

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

SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company believes SFAS 150 will have no impact on its financial condition or results of operations.

NOTE C – Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three month period and the six month period ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

BASIC:
Common shares outstanding, beginning of period	14,231,707	14,294,814	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended June 30	16,382	2,496	13,743	3,071

Weighted average number of common shares outstanding	14,248,089	14,297,310	14,237,700	14,295,785

Net income (loss) available to common shareholders	$4,434,406	$(2,129,875)	$8,145,878	$1,703,252

Earnings (loss) per share	$0.31	$(0.15)	$0.57	$0.12

DILUTED:
Common shares outstanding, beginning of period	14,231,707	14,294,814	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended June 30	16,382	2,496	13,743	3,071
Employee stock options and warrants assumed converted during the period ended June 30	237,535	—	308,841	116,460

Weighted average number of common shares outstanding	14,485,624	14,297,310	14,546,541	14,412,245

Net income (loss) available to common shareholders	$4,434,406	$(2,129,875)	$8,145,878	$1,703,252

Earnings (loss) per share	$0.31	$(0.15)	$0.56	$0.12

For the three months ended June 30, 2003, 139,291 incremental shares from assumed exercise of stock options are not included in the computation of diluted earnings per share (EPS) because of the anti-dilutive effect on EPS.

At June 30, 2003, options to purchase 1,028,100 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. At June 30, 2002, there were 493,350 shares of the Company’s common stock that were anti-dilutive.

NOTE D – Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2002	June 30, 2003

Raw material and supplies	$10,778,502	$13,118,782
Work-in-process	474,871	648,228
Finished portable storage units	2,025,018	1,942,358

	$13,278,391	$15,709,368

NOTE E – Property, plant and equipment consisted of the following at:

	December 31, 2002	June 30, 2003

Land	$777,668	$777,668
Vehicles and equipment	34,979,234	36,559,787
Buildings and improvements	9,454,392	9,546,072
Office fixtures and equipment	6,562,040	6,819,922

	51,773,334	53,703,449
Less accumulated depreciation	(17,670,625)	(19,433,983)

	$34,102,709	$34,269,466

NOTE F – Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of June 30, 2003, the lease fleet totaled $378.3 million as compared to $353.4 million at December 31, 2002, less accumulated depreciation of $19.4 million and $16.3 million, respectively.

The table below summarizes those transactions that increased our lease fleet from $337.1 million at December 31, 2002 to $358.9 million at June 30, 2003:

	Dollars	Units

Lease fleet at December 31, 2002, net	$337,084,303	83,642
Purchases:
Container purchases	177,638	157
Manufactured units:
Steel storage containers, combination office units and steel security offices	14,309,234	1,888
Wood mobile offices	6,636,454	353
Refurbishment and customization:
Refurbishment or customization of 157 units purchased or acquired in the current year	223,332
Refurbishment or customization of 2,056 units purchased in a prior year	3,787,854	660	(1)
Refurbishment or customization of 1,038 units obtained through acquisition in a prior year	1,991,478	121	(2)
Other	(274,100)	(101)
Cost of sales from lease fleet	(1,919,614)	(783)
Depreciation	(3,116,161)

Lease fleet at June 30, 2003, net	$358,900,418	85,937

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

     The table below outlines the composition of our lease fleet at June 30, 2003:

	Net Book	Number of
	Value	Units

Steel storage containers	$238,067,218	72,031
Offices (all office categories)	135,201,528	11,082
Van trailers	4,524,328	2,824
Other, primarily chassis	551,976
Accumulated depreciation	(19,444,632)

	$358,900,418	85,937

NOTE G – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area served by each branch. Our branch operation includes our manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998. We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss)	$4,434,406	$(2,129,875)	$8,145,878	$1,703,252
Market value change in derivatives, net of tax	(670,145)	(383,075)	(90,467)	(444,307)
Realized loss on termination of derivatives, net of tax	—	3,786,044	—	3,679,186
Reclassification of unrealized gain on short-term investments to net income, net of tax	54,234	—	54,234	(34,835)
Foreign currency translation, net of tax	—	45,686	—	101,220

Total comprehensive income	$3,818,495	$1,318,780	$8,109,645	$5,004,516

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2002	June 30, 2003

Market value change in derivatives, net of expected tax benefit	$(4,008,946)	$(774,067)
Unrealized gain on short-term investments	34,835	—
Foreign currency translation	524	101,744

Total accumulated other comprehensive loss	$(3,973,587)	$(672,323)

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

In 1999, Nuko Holdings and A-1 Trailer Rental had entered into an agreement under which Nuko Holdings would purchase certain portable storage assets from A-1 Trailer Rental. We offered to acquire A-1 Trailer Rental’s portable storage business in Florida during January 2000, unaware of the agreement between A-1 Trailer Rental and Nuko Holdings I, LLC. We were then informed of the agreement, the identity of Nuko Holdings, the anticipated closing date, and the fact that, according to A-1 Trailer Rental, despite Nuko Holdings’ earlier admission that it would not be able to close, Nuko was insisting on moving towards closing. We then withdrew our offer and, after having been informed by A-1 Trailer Rental that it would like to receive a back-up offer, made a back-up offer. When Nuko Holdings and A-1 Trailer Rental did not close as scheduled, we proceeded to negotiate and execute a purchase agreement. Nuko Holdings claimed that our actions were an impermissible interference with its agreement with A-1 Trailer Rental and, alternatively, with its advantageous business relationship. In September 2002, following a jury trial, the court dismissed Nuko Holdings’ latter claim but the jury returned a verdict in favor of the plaintiff, and, after rejecting our post-trial motions in November 2002, the trial court entered judgment for Nuko Holdings in the amount of $7,215,000. We disagree with the decision reached at the trial court and argued in post-trial motions that we believe there was no evidence presented at trial that demonstrated that Mobile Mini impermissibly interfered with Nuko Holdings’ agreement with A-1 Trailer Rental. We have appealed the judgment rendered by the trial court to the Florida Second District Court of Appeal. We anticipate that the appeals court process may take a lengthy period before a decision is rendered. We were required to post a bond in the face amount of $8.5 million, as is required to stay execution of the judgment, pending appeal. The bond is supported by approximately $4.0 million of letters of credit issued by our line of credit bank and by approximately $0.3 million of cash collateral. Our out-of- pocket costs incurred in connection with this bond have been expensed as incurred. If our appeal is not successful, the plaintiff in the case could make a claim under the bond for the amount of the judgment and post-judgment interest, in which event our obligation would be to repay the issuer of the bond.

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

NOTE J – Interest Rate Swap Agreements. In April 2003, prior to our decision to issue the Senior Notes, we amended four of our Interest Rate Swap Agreements affecting $110.0 million of borrowings, to extend the maturity and to substitute the spread from the existing fixed rates of 4.785%, 4.685%, 4.67% and 2.98% to rates of 4.6%, 4.55%, 4.51% and 3.66%, respectively. In connection with our debt restructuring transaction on June 26, 2003, (see Note K below), we terminated $110.0 million of the $135.0 million interest rate swap agreements. The termination fees for unwinding these agreements are included in debt restructuring expense in the accompanying condensed consolidated financial statements.

NOTE K – On June 26, 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due 2013 through a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from the sale of Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses.

In conjunction with the $150.0 million Senior Note offering, we concurrently amended and restated our $250.0 million revolving credit facility. The term of the revolving credit facility was extended to February 2008 and certain covenants were amended to reduce the spread over LIBOR and to permit us to issue the Senior Notes to operate at higher levels of leverage and to reduce required fleet utilization rates.

The refinancing of the credit agreement and the termination of certain interest rate swap agreements resulted in a pre-tax charge of approximately $10.4 million and includes approximately $8.7 million in interest rate swap termination expenses and approximately $1.7 million write off of certain capitalized debt issuance costs. This is recorded as a debt restructuring expense in the accompanying condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to
Three Months Ended June 30, 2003

Total revenues for the quarter ended June 30, 2003 increased by $3.4 million, or 10.7%, to $35.1 million from $31.7 million for the same period in 2002. Leasing revenues for the quarter increased by $3.3 million, or 12.0%, to $30.9 million from $27.6 million for the same period in 2002. This increase resulted from a 17.6% increase in the average number of units on lease, partially offset by a 4.7% decrease in the average rental yield per unit. The growth rate in our revenues, which remains double digit but is slower than our historic norm, is affected by the continued general weakness in economic activity, particularly in the non-residential construction sector. Our sales of portable storage and office units for the three months ended June 30, 2003 increased by 4.8% to $4.0 million from $3.8 million during the same 2002 period. We experienced a higher level of sales activity at several of our new branches. We would expect our level of sales to be affected more than the level of leasing activity during slower economic times.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended June 30, 2003 decreased to 62.5% of sales from 65.1% of sales in the same period in 2002. This increase in our gross profit margin compared to the prior year’s margin resulted from a decline in the cost of containers, which was only partially passed on to customers.

Leasing, selling and general expenses increased $2.7 million, or 16.1%, to $19.5 million for the quarter ended June 30, 2003, from $16.8 million for the same period in 2002. Leasing, selling and general expenses, as a percentage of total revenues, increased to 55.8% in the quarter ended June 30, 2003, from 53.1% for the same period in 2002. The $2.7 million increase in leasing, selling and general expenses primarily relates to fixed costs associated with our new branches added during 2002, particularly higher marketing costs as we invested in yellow page advertising and other marketing expenses to build the foundation for internal growth in the new markets in the future. In addition, we experienced certain cost increases, particularly in insurance costs.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). Costs in connection with our Florida litigation are expensed as incurred.

Depreciation and amortization expenses increased $0.4 million, or 16.0%, to $2.7 million in the quarter ended June 30, 2003, from $2.3 million during the same period in 2002. The increase is primarily due to our larger lease fleet. Since June 30, 2002, our lease fleet cost basis for depreciation increased by approximately $58.8 million.

Interest expense increased $0.4 million, or 15.9%, to $3.2 million for the quarter ended June 30, 2003, compared to $2.8 million for the same period in 2002. Our average debt outstanding for the three months ended June 30, 2003, compared to the same period in 2002, increased by 12.6%, primarily due to increased borrowings under our revolving credit facility to fund the growth of our lease fleet. This increase in interest expense also includes the increase in the weighted average interest rate on our debt from 5.6% for the three months ended June 30, 2002 to 5.8% for the three months ended June 30, 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.8% in the 2002 quarter and 6.0% in the 2003 quarter. Effective interest costs were higher in 2003 because we were subject to a higher interest rate spread over LIBOR under our revolving credit agreement and because we had increased the amount of debt that we had converted to higher fixed interest rate debt through interest rate swap agreements. We issued our Senior Notes on June 26, 2003, and they had only a minimal effect on our interest expense during the quarter. Our interest expense during future quarters will be higher due to the interest rate on the Senior Notes; however, as explained below in the section entitled “Liquidity and Capital Resources”, the issuance of the Senior Notes substantially increased our liquidity.

Debt restructuring expense for the quarter ended June 30, 2003, was $10.4 million and includes the termination expenses related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of $150.0 million of Senior Notes (approximately $8.7 million) and the write off of certain capitalized debt issuance costs associated with our revolving credit agreement before it was amended and restated in June 2003 (approximately

$1.7 million). These expenses are being accounted for in accordance with SFAS No. 145 (see “Recent Accounting Pronouncements” at Note B to the financial statements included at Item I herein).

Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

For the three months ended June 30, 2003, we recorded a net loss of $2.1 million compared to net income of $4.4 million for the same period in 2002. Our 2003 second quarter net income results were adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of approximately $4.0 million) and higher interest costs associated with our higher average debt outstanding during the 2003 quarter compared to the 2002 quarter, partially offset by an increase in income from operations.

Six Months Ended June 30, 2002 Compared to
Six Months Ended June 30, 2003

Total revenues for the six months June 30, 2003 increased by $7.7 million, or 12.7%, to $68.8 million from $61.1 million for the same period in 2002. Leasing revenues for the six months ended June 30, 2003 increased by $7.9 million, or 15.1%, to $60.6 million from $52.7 million for the same period in 2002. This increase resulted from an 18.6% increase in the average number of units on lease, partially offset by a 3.0% decrease in the average rental yield per unit. The growth rate in our business, which remains double digit but is slower than our historic norm, is affected by the continued general weakness in economic activity, particularly in the non-residential construction sector. Our sales of portable storage and office units for the six months ended June 30, 2003 remained about the same at $7.9 million. Although we experienced a moderate decline in sales activity at some of our more established branches due to the general slowdown in economic activity, it was offset by the addition of several of our new branches. We would expect our level of sales to be affected more than the level of leasing activity during slower economic times.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the six months ended June 30, 2003 decreased to 63.0% of sales from 65.4% of sales in the same period in 2002. This increase in our gross profit margin compared to the prior year’s margin resulted from a decline in the cost of containers, which was only partially passed on to customers.

Leasing, selling and general expenses increased $7.0 million, or 22.2%, to $38.6 million for the six months ended June 30, 2003, from $31.6 million for the same period in 2002. Leasing, selling and general expenses, as a percentage of total revenues, increased to 56.2% in the six months ended June 30, 2003, from 51.8% for the same period in 2002. The $7.0 million increase in leasing, selling and general expenses primarily relates to fixed costs associated with our new branches added during 2002, particularly higher marketing costs as we invested in yellow page advertising and other marketing expenses to build the foundation for internal growth in the new markets in the future. In addition, we experienced certain cost increases, particularly in insurance costs, fuel costs and third party freight hauling expenses.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). Costs in connection with our Florida litigation are expensed as incurred.

Depreciation and amortization expenses increased $0.9 million, or 19.8%, to $5.3 million in the six months ended June 30, 2003, from $4.4 million during the same period in 2002. The increase is primarily due to our larger lease fleet. Since June 30, 2002, our lease fleet cost basis for depreciation increased by approximately $58.8 million.

Interest expense increased $1.2 million, or 23.6%, to $6.5 million for the six months ended June 30, 2003, compared to $5.2 million for the same period in 2002. Our average debt outstanding for the six months ended June 30, 2003, compared to the same period in 2002, increased by 19.8%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet. This increase in interest expense also includes the increase in the weighted average interest rate on our debt from 5.5% for the six months ended June 30, 2002 to 5.8% for the six months ended June 30, 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.8% in the 2002 quarter and 6.0% in the 2003 quarter. Effective interest costs were higher in 2003 because we were subject to a higher interest rate spread over LIBOR under our revolving credit agreement and because we had increased the amount of debt that we had converted to higher fixed interest rate debt through interest rate swap agreements. We issued our Senior Notes on June 26, 2003, and they had only minimal effect on our interest expense during the period. Our interest expense during future periods will be higher due to the interest rate on the Senior Notes.

Debt restructuring expense for the period ended June 30, 2003, was $10.4 million and includes the termination expenses related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of $150.0 million of Senior Notes (approximately $8.7 million) and the write off of certain capitalized debt issuance costs associated with our revolving credit agreement before it was amended and restated in June 2003 (approximately $1.7 million). During the six months ended June 30, 2002, we had incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. This transaction was recorded as an extraordinary item in 2002 pursuant to SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, (see “Recent Accounting Pronouncements” at Note B to the financial statements included elsewhere in this report) this 2002 transaction has been reclassified in pre-tax earnings as debt restructuring expense.

Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

Net income for the six months ended June 30, 2003 was $1.7 million compared to net income of $8.1 million for the same period in 2002. Net income for the first six months of 2003 was adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of approximately $4.0 million), as compared to $1.3 million ($0.8 million, net of applicable income tax benefit of approximately $0.5 million) for the same period in 2002, and approximately $1.2 million of higher interest costs associated with our higher average debt outstanding during the first six months of 2003 than during the same period during 2002.

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

Operating Activities. Our operations provided net cash flow of $13.4 million during the six months ended June 30, 2003 compared to $14.0 million during the same period in 2002. The decrease was due primarily to increases in deposits and prepaid expenses and accounts payable, partially offset by reductions in inventories and accrued liabilities. The average lease fleet utilization for the quarter ended June 30, 2003 was nearly the same as the level during the second quarter of 2002.

Investing Activities. Net cash used in investing activities was $26.9 million for the six months ended June 30, 2003, and $56.3 million for the same period in 2002. The primary difference was cash paid for acquisition of businesses of $29.4 million in 2002 compare to no acquisition activity during the 2003 period. Capital expenditures for our lease fleet were approximately the same each year, at $25.1 million for the six months ended June 30, 2003, and $23.6 million for the same period in 2002. Capital expenditures during 2003 primarily related to costs of new lease fleet units, which we added at our branches to match supply with demand, and refurbishment costs associated with bringing containers acquired in prior years up to Mobile Mini standards. During the last few years, our fleet has become more customized, enabling us to differentiate our product from competitors. Capital expenditures for property, plant and equipment were $2.1 million during the six months ended June 30, 2003, and $3.7 million for the same period in 2002.

Financing Activities. Net cash provided by financing activities was $12.0 million during the six months ended June 30, 2003, and $43.3 million for the same period in 2002. During the six months ended June 30, 2003, net cash provided by financing activities (before giving effect to our issuance of $150.0 million of Senior Notes on June 26, 2003) was primarily provided by borrowings under our revolving credit facility of approximately $12.6 million as compared to $52.0 million of revolving credit borrowings in the comparable period in 2002. We used $31.3 million less cash in financing activities during the six months ended June 30, 2003, as compared to the same period in 2002, due primarily to a decision to forego business acquisition opportunities during the first half of 2003 in order to use our capital resources to expand existing operations. We achieve much higher immediate operating margins by adding revenues to existing branches than from entering into new markets, where we must first fund and absorb start-up expenses. For the same period in 2002, net cash provided by financing activities was primarily provided by our revolving credit facility. In 2003, cash flow provided by financing activities and generated from operations was used primarily to fund our expansion of our lease fleet. For the same period in 2002, these funds were used, in part, to acquire new locations in addition to funding the expansion of our lease fleet. During the quarter ended March 31, 2003, we had net borrowings under our credit facility of approximately $7.8 million as compared to $4.8 million during the quarter ended June 30, 2003 (prior to giving effect to our repayment of a significant portion of the credit facility borrowings from the proceeds from our issuance on June 26, 2003 of the Senior Notes).

In addition to cash flow generated by operations, our principal current source of liquidity has been our $250.0 million revolving line of credit. During the second quarter of 2003, we sold $150.0 million of Senior Notes due 2013 and the net proceeds from these Senior Notes were initially used to reduce borrowings outstanding under our line of credit and pay offering expenses (including costs to unwind certain interest rate swap agreements). The interest rate under our amended and restated credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and debt restructuring expenses (EBITDA). The interest rate, effective June 30, 2003, under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.25% or the prime rate plus 0.5%. As of June 30, 2003, we had $89.0 million of borrowings outstanding under our credit facility, and approximately $76.4 million of additional borrowings were then available to us under the most restrictive covenant of the amended and restated credit facility.

As of August 8, 2003, our borrowings outstanding under our credit facility remain at $89.0 million (as was the case at June 30, 2003).

We entered into interest rate swap agreements under which we effectively fixed the interest rate payable on an aggregate amount of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. In June 2003, in conjunction with the sale of our $150.0 million Senior Notes and the amended and restated credit agreement, we terminated $110.0 million of these swap agreements. Accounting for these swap agreements is covered by SFAS No. 133, and accordingly, the swap termination resulted in a charge to net income of approximately $5.3 million, net of an income tax benefit of approximately $3.4 million. At June 30, 2003, accumulated other comprehensive loss included $0.8 million, net of applicable income tax benefit of $0.5 million, related to our remaining $25.0 million interest rate swap agreement.

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

SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its financial condition or results of operations.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company believes SFAS 150 will have no impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2003, we had one outstanding interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. At June 30, 2003, in accordance with SFAS No. 133, accumulated other comprehensive loss included $0.8 million, net of applicable income tax benefit of $0.5 million, related to the fair value of our interest rate swap agreement.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Report, which include such words, as “believe”, “expect”, “intends” or “anticipates”, are forward-looking statements. The occurrence of one or more unanticipated events, however, including a decrease in cash flow generated from operations, a material increase in the borrowing rates under our Credit Agreement (which rates are based on the prime rate or the LIBOR rates in effect from time to time), a material increase or decrease in prevailing market prices for used containers, or a change in general economic conditions resulting in decreased demand for our products, could cause actual results to differ materially from anticipated results and have a material adverse effect on our ability to meet our obligations and capital needs, and cause future operating results and other events not to occur as presently anticipated. Our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, includes a section entitled “Factors That May Affect Future Operating Results”, in which we discuss certain factors that may affect our future operating results. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in our common stock. If you do not have a copy of the Form 10-K, you may obtain one by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC’s World Wide Web site at http://www.sec.gov.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 21, 2003 in Phoenix, Arizona. On the record date for the annual meeting, 14,294,814 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and results from the annual meeting of stockholders.

	Number of Shares Voted:

	For	Withheld

Election of Directors, each to serve a three year term:
Carolyn A. Clawson	13,310,314	102,365
Stephen A McConnell	13,310,314	102,365

	For	Against	Withheld

Ratification of appointment of Ernst & Young LLP as the Independent Auditors for the fiscal year 2003:	13,361,988	44,536	6,355
Approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan from 1,200,000 shares to 2,200,000 shares:	12,434,519	936,469	41,891

     In addition to the election of two directors at the annual meeting, the terms of five directors continued after the meeting. The continuing directors are Steven G. Bunger, Lawrence Trachtenberg, Ronald J. Marusiak, Thomas Graunke and Michael L. Watts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

4.1	Indenture, dated as of June 26, 2003 among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to Mobile Mini’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).

10.1	Amended and Restated Loan and Security Agreement, dated as of June 26, 2003 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent (incorporated herein by reference to Exhibit 10.3.1 to Mobile Mini’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

Number	Description

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

(b)	Reports on Form 8-K:

Form 8-K filed May 6, 2003, relating to the registrant’s announcement of first quarter 2003 results.

Form 8-K filed June 30, 2003, announcing the completion of the amended and restated $250 million credit facility and the sale of $150 million, in aggregate principal amount of 9.5% Senior Notes due 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Dated: August 14, 2003	/s/ Larry Trachtenberg

Larry Trachtenberg
Chief Financial Officer &
Executive Vice President

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of June 26, 2003 among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to Mobile Mini’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).

10.1	Amended and Restated Loan and Security Agreement, dated as of June 26, 2003 (the “Loan Agreement”) among Mobile Mini, Inc., each of the financial institutions initially a signatory thereto, together with assignees, as Lenders, and Fleet Capital Corporation, as Agent (incorporated herein by reference to Exhibit 10.3.1 to Mobile Mini’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).