Form 10-Q
period 2003-09-30
MOBILE MINI INC
filed 2003-11-14
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At November 7, 2003, there were outstanding 14,348,494 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS		PAGE
		NUMBER

PART I.
FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Balance Sheets
	December 31, 2002 and September 30, 2003 (Unaudited)	3
	Condensed Unaudited Consolidated Statements of Operations
	Three Months and Nine Months ended September 30, 2002 and September 30, 2003	4
	Condensed Unaudited Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2002 and September 30, 2003	6
	Notes to Condensed Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II.
OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003

		(unaudited)
ASSETS
Cash	$1,635,468	$91,821
Receivables, net of allowance for doubtful accounts of $2,131,000 and $1,981,000, at December 31, 2002 and September 30, 2003, respectively	16,234,002	15,814,275
Inventories	13,278,391	16,076,514
Lease fleet, net	337,084,303	370,900,931
Property, plant and equipment, net	34,102,709	34,379,134
Deposits and prepaid expenses	3,776,137	6,697,408
Other assets and intangibles, net	3,021,951	7,248,335
Goodwill	51,757,416	51,423,657

Total assets	$460,890,377	$502,632,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,765,790	$6,424,209
Accrued liabilities	18,913,869	18,757,972
Line of credit	211,098,078	89,039,803
Notes payable	2,043,761	1,960,345
Obligations under capital leases	79,735	26,599
Senior Notes	—	150,000,000
Deferred income taxes	41,319,655	47,425,142

Total liabilities	282,220,888	313,634,070

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,292,714 and 14,334,314 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	142,928	143,344
Additional paid-in capital	116,117,301	116,681,673
Retained earnings	66,382,847	72,560,248
Accumulated other comprehensive loss	(3,973,587)	(387,260)

Total stockholders’ equity	178,669,489	188,998,005

Total liabilities and stockholders’ equity	$460,890,377	$502,632,075

Note: The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,

	2002	2003

Revenues:
Leasing	$30,883,437	$32,772,488
Sales	4,095,263	3,653,165
Other	164,116	210,771

Total revenues	35,142,816	36,636,424

Costs and expenses:
Cost of sales	2,707,124	2,354,563
Leasing, selling and general expenses	18,574,848	19,164,501
Florida litigation expense	1,143,098	64,935
Depreciation and amortization	2,498,426	2,831,721

Total costs and expenses	24,923,496	24,415,720

Income from operations	10,219,320	12,220,704
Other income (expense):
Interest income	573	616
Interest expense	(3,040,754)	(4,886,651)

Income before provision for income taxes	7,179,139	7,334,669
Provision for income taxes	2,799,864	2,860,520

Net income	$4,379,275	$4,474,149

Earnings per share:
Basic	$0.31	$0.31

Diluted	$0.30	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	14,256,143	14,311,834

Diluted	14,372,172	14,482,277

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,

	2002	2003

Revenues:
Leasing	$83,588,570	$93,418,338
Sales	11,979,840	11,503,170
Other	633,310	508,403

Total revenues	96,201,720	105,429,911

Costs and expenses:
Cost of sales	7,866,258	7,302,333
Leasing, selling and general expenses	50,194,875	57,813,985
Florida litigation expense	1,143,098	283,976
Depreciation and amortization	6,913,553	8,121,668

Total costs and expenses	66,117,784	73,521,962

Income from operations	30,083,936	31,907,949
Other income (expense):
Interest income	11,649	1,863
Interest expense	(8,262,906)	(11,342,579)
Debt restructuring expense	(1,299,641)	(10,440,346)

Income before provision for income taxes	20,533,038	10,126,887
Provision for income taxes	8,007,885	3,949,486

Net income	$12,525,153	$6,177,401

Earnings per share:
Basic	$0.88	$0.43

Diluted	$0.86	$0.43

Weighted average number of common and common share equivalents outstanding:
Basic	14,243,915	14,301,155

Diluted	14,497,875	14,434,417

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2002	2003

Cash Flows From Operating Activities:
Net income	$12,525,153	$6,177,401
Adjustments to reconcile income to net cash provided by operating activities:
Debt restructuring expense	1,299,641	10,440,346
Provision for doubtful accounts	1,554,576	1,585,490
Amortization of deferred financing costs	326,569	401,115
Amortization of stock option compensation	57,191	—
Depreciation and amortization	6,913,553	8,121,668
Loss on disposal of property, plant and equipment	34,609	26,958
Gain on sale of short-term investments	—	(59,185)
Deferred income taxes	7,926,972	3,990,774
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(1,720,674)	(1,165,763)
Inventories	505,750	(2,798,123)
Deposits and prepaid expenses	(911,967)	(2,921,271)
Other assets and intangibles	(145,335)	81,249
Accounts payable	1,762,543	(2,341,581)
Accrued liabilities	1,064,775	5,608,284

Net cash provided by operating activities	31,193,356	27,147,362

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(30,799,175)	—
Net purchases of lease fleet	(42,605,060)	(38,811,244)
Net purchases of property, plant and equipment	(7,031,963)	(3,250,534)
Change in other assets	373,305	333,759

Net cash used in investing activities	(80,062,893)	(41,728,019)

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit	57,241,138	(130,826,275)
Proceeds from issuance of notes payable	2,757,285	767,844
Proceeds from issuance of Senior Notes	—	150,000,000
Deferred financing costs	(2,198,952)	(6,558,917)
Principal payments on notes payable	(9,126,301)	(851,260)
Principal payments on capital lease obligations	(25,459)	(53,136)
Exercise of warrants	64,213	—
Issuance of common stock	242,862	453,742

Net cash provided by financing activities	48,954,786	12,931,998

Effect of exchange rate changes on cash	(35,762)	105,012

Net increase (decrease) in cash	49,487	(1,543,647)
Cash at beginning of period	505,980	1,635,468

Cash at end of period	$555,467	$91,821

Non-Cash:
Unrealized loss on interest rate swap agreements, net of income tax benefit in 2002 of $1,092,063 and $2,248,030 in 2003	$(1,709,349)	$(3,516,150)

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A —

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation requirements.

The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2002 consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2003.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three month period and the nine month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income as reported	$4,379,275	$4,474,149	$12,525,153	$6,177,401
Compensation expense, net of income tax benefit	(545,129)	(617,245)	(1,652,868)	(1,807,965)

Pro forma net income	$3,834,146	$3,856,904	$10,872,285	$4,369,436

Basic EPS:
As reported	$0.31	$0.31	$0.88	$0.43
Pro forma	0.27	0.27	0.76	0.31
Diluted EPS:
As reported	$0.30	$0.31	$0.86	$0.43
Pro forma	0.27	0.27	0.75	0.30

NOTE B — Recent Accounting Pronouncements. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. The adoption of SFAS No. 145 required us to reclassify certain items for the period presented in 2002, to conform to the presentation required by SFAS No. 145. Effective January 1, 2003, we reported expenses incurred in both 2002 and 2003 on the extinguishment of debt in pre-tax earnings rather than as an extraordinary item. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement on January 1, 2003. This adoption did not have any impact on our results of operations or financial position.

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

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and it amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

BASIC:
Common shares outstanding, beginning of period	14,253,607	14,300,614	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended September 30	2,536	11,220	19,958	8,441

Weighted average number of common shares outstanding	14,256,143	14,311,834	14,243,915	14,301,155

Net income available to common shareholders	$4,379,275	$4,474,149	$12,525,153	$6,177,401

Earnings per share	$0.31	$0.31	$0.88	$0.43

DILUTED:
Common shares outstanding, beginning of period	14,253,607	14,300,614	14,223,957	14,292,714
Effect of weighting shares:
Weighted common shares issued during the period ended September 30	2,536	11,220	19,958	8,441
Employee stock options and warrants assumed converted during the period ended September 30	116,029	170,443	253,960	133,262

Weighted average number of common shares outstanding	14,372,172	14,482,277	14,497,875	14,434,417

Net income available to common shareholders	$4,379,275	$4,474,149	$12,525,135	$6,177,401

Earnings per share	$0.30	$0.31	$0.86	$0.43

Options to purchase 1,065,400 and 731,323 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, there were 493,350 and 1,047,600 shares of the Company’s common stock that were anti-dilutive for 2002 and 2003, respectively.

NOTE D — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2002	September 30, 2003

Raw material and supplies	$10,778,502	$12,716,016
Work-in-process	474,871	962,291
Finished portable storage units	2,025,018	2,398,207

	$13,278,391	$16,076,514

NOTE E — Property, plant and equipment consisted of the following at:

	December 31, 2002	September 30, 2003

Land	$777,668	$777,668
Vehicles and equipment	34,979,234	37,437,089
Buildings and improvements	9,454,392	9,610,354
Office fixtures and equipment	6,562,040	6,798,356

	51,773,334	54,623,467
Less accumulated depreciation	(17,670,625)	(20,244,333)

	$34,102,709	$34,379,134

NOTE F — Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units and 50% on wood office units. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of September 30, 2003, the lease fleet totaled $392.0 million as compared to $353.4 million at December 31, 2002, before accumulated depreciation of $21.1 million and $16.3 million, respectively.

The table below summarizes those transactions that increased the net value of our lease fleet from $337.1 million at December 31, 2002 to $370.9 million at September 30, 2003:

	Dollars	Units

Lease fleet at December 31, 2002, net	$337,084,303	83,642
Purchases:
Container purchases	786,397	671
Manufactured units:
Steel storage containers, combination office units and steel security offices	20,500,029	2,628
Wood mobile offices	9,597,487	491
Refurbishment and customization:
Refurbishment or customization of 671 units purchased or acquired in the current year	1,231,892	—
Refurbishment or customization of 2,336 units purchased in a prior year	7,300,973	1,318	(1)
Refurbishment or customization of 1,683 units obtained through acquisition in a prior year	2,640,525	201	(2)
Other	(478,341)	(155)
Cost of sales from lease fleet	(2,914,870)	(1,105)
Depreciation	(4,847,464)	—

Lease fleet at September 30, 2003, net	$370,900,931	87,691

(1) These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2) Includes units moved from finished goods to lease fleet.

     The table below outlines the composition of our lease fleet at September 30, 2003:

	Net Book	Number of
	Value	Units

Steel storage containers	$245,268,715	73,364
Offices (all office categories)	141,846,887	11,497
Van trailers	4,526,599	2,830
Other, primarily chassis	374,286	—
Accumulated depreciation	(21,115,556)	—

	$370,900,931	87,691

NOTE G — The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation represents the only segment that concentrates on our core business of leasing. Each branch has similar commonalities covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operation segment includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area served by each branch. Our branch operation includes our manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998. We evaluate performance and profitability before interest costs, depreciation, income taxes and major non-recurring transactions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H — Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income	$4,379,275	$4,474,149	$12,525,153	$6,177,401
Market value change in derivatives	(1,618,882)	281,271	(1,709,349)	(163,036)
Realized loss on termination of derivatives	—	—	—	3,679,186
Unrealized (loss) gain on short-term investments	(31,092)	—	23,142	—
Realized gain on sale of short-term investments	—	—	—	(34,835)
Foreign currency translation (loss) gain	(35,762)	3,792	(35,762)	105,012

Total comprehensive income	$2,693,539	$4,759,212	$10,803,184	$9,763,728

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2002	September 30, 2003

Market value change in derivatives, net of expected tax benefit	$(4,008,946)	$(492,796)
Unrealized gain on short-term investments	34,835	—
Foreign currency translation	524	105,536

Total accumulated other comprehensive loss	$(3,973,587)	$(387,260)

NOTE I — Legal Proceedings. In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). As previously reported in our quarterly reports on Form 10-Q and our annual report on Form 10-K, which are filed with the Securities and Exchange Commission, two lawsuits were filed against us in the State of Florida arising out of that acquisition. One lawsuit, Nuko Holdings I, LLC v. Mobile Mini, Inc., was an action against us brought in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (Case No. 0003500), and resulted in a verdict of $7,215,000 being entered against us. In the second case, A-1 Trailer Rental filed an action (A-1 Trailer Rental, et al. v. Mobile Mini, Inc. (Case No. 8:02-cv-323-T-27TGW, in the United States District Court for the Middle District of Florida, Tampa Division)) requesting that the court find that A-1 Trailer Rental has no contractual agreement to indemnify us against any losses we suffer as a consequence of the Nuko Holdings lawsuit and, in any event, declare any such contractual indemnity agreement invalid on public policy grounds, thereby making unavailable to us $2,200,000 held in escrow in accordance with the terms of the A-1 Trailer Rental acquisition agreement and a subsequent agreement between the parties. In accordance with the provision of SEC rules on quarterly reporting, this footnote provides an update for events occurring since the filing of our annual report on Form 10K and should be read in conjunction with that filing.

There have been no significant changes with respect to our appeal of the judgment entered by the trial court in the Nuko Holdings lawsuit, and that appeal is pending before the Florida Second District Court of Appeal. We continue to anticipate that the appeals court process may take a lengthy period before a decision is rendered. In the A-1 Trailer Rental lawsuit, the court recently ruled that A-1 is not responsible for indemnifying Mobile Mini. Mobile Mini has petitioned the court to reconsider its ruling. The effect of this ruling, should it not be overturned, is that $1.9 million of the $2.2 million that had been held in escrow, would be released to A-1, with Mobile Mini retaining the $300,000 balance for indemnification claims the court determined are due to Mobile Mini. The court has not set a date by which it may rule on our request to reconsider. Given that no amounts have been recorded as potentially receivable from this escrow account, the recent events has no impact on our financial statements.

NOTE J — Interest Rate Swap Agreements. In April 2003, prior to our decision to issue our Senior Notes, we amended four of our Interest Rate Swap Agreements affecting $110.0 million of borrowings, to extend the maturity and to substitute the spread from the existing fixed rates of 4.785%, 4.685%, 4.67% and 2.98% to rates of 4.6%, 4.55%, 4.51% and 3.66%, respectively. In connection with our debt restructuring transaction on June 26, 2003, (see Note K below), we terminated $110.0 million of the $135.0 million interest rate swap agreements. The termination fees for unwinding these agreements, approximately $8.7 million, are included in debt restructuring expense in the accompanying condensed consolidated financial statements.

NOTE K — On June 26, 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due 2013 through a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from the sale of Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses.

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

NOTE L — Subsequent Event. In October 2003, we acquired the portable storage assets of McKinney Vehicle Services, Inc., a privately owned portable storage leasing company operating in the Portland, Oregon metropolitan area. We paid cash of approximately $1.5 million at closing. With this new branch, we now operate 47 branches in 27 states and in one Canadian province.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2003

Total revenues for the quarter ended September 30, 2003 increased by $1.5 million, or 4.3%, to $36.6 million from $35.1 million for the same period in 2002. Leasing revenues for the quarter increased by $1.9 million, or 6.1%, to $32.8 million from $30.9 million for the same period in 2002. This increase resulted from a 7.5% increase in the average number of units on lease, partially offset by a 1.3% decrease in the average rental yield per unit. The growth rate in our revenues, which is slower than our historic norm, is affected by the continued general weakness in economic activity, particularly in the non-residential construction sector in several markets in which we have large branch operations and the lack of any acquisition activity during the 2003 year. Our sales of portable storage and office units for the three months ended September 30, 2003 decreased by 10.8% to $3.7 million from $4.1 million during the same 2002 period. We generally expect our level of sales to be affected more than the level of leasing activity during slower economic times, as customers conserve their cash by electing to lease rather than buy portable storage units.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended September 30, 2003 decreased to 64.5% of sales from 66.1% of sales in the same period in 2002. This increase in our gross profit margin compared to the prior year’s margin resulted from a decline in the cost of containers, which was only partially passed on to customers.

Leasing, selling and general expenses increased $0.6 million, or 3.2%, to $19.2 million for the quarter ended September 30, 2003, from $18.6 million for the same period in 2002. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 52.3% in the quarter ended September 30, 2003, from 52.9% for the same period in 2002. Leasing, selling and general expenses at our 11 branches newly acquired or opened during 2002 (the “New 2002 Branches”) increased by $0.6 million during the 2003 quarter compared to the corresponding 2002 quarter. These increased expenditures primarily relate to infrastructure costs incurred in connection with developing our business model at these locations. These infrastructure costs primarily relate to branch facility personnel and local Yellow Page and other advertising costs which are intended to contribute to the branch’s revenue growth in future periods. When we enter a new city, whether via acquisition or start-up, we initially invest heavily in building our management and sales team, developing our marketing and advertising programs in the new market, and increasing the size and product mix of our lease fleet at the new branch so we can provide timely delivery of a wide range of product to our customers. These activities and expenses form the foundation for our branch operations model and are incurred for the purpose of spurring internal growth in the new markets in future periods. Our historical experience is that as revenues increase at a new branch, operating margins at the branch improve as the branch operation matures. For the three months ended September 30, 2003, operating margins, after corporate allocation, for these New 2002 Branches decreased from the same period in 2002. This decrease was due to the expenditures described in the preceding sentences. During the same periods, operating margins for the company as a whole increased from 29.1% during the three months ended September 20, 2002 to 33.4% during the three months ended September 30, 2003. The 2002 period operating margin was negatively impacted by the Florida litigation described below. The 2003 period operating margin was also negatively affected by certain company-wide cost increases, particularly in insurance costs.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation (see Part II, Item I of this report). Costs in connection with our Florida litigation are expensed as incurred. During the 2002 quarter, this matter was in trial and we incurred approximately $1.1 million in litigation expense. During the 2003 quarter, the case was before the appellate court awaiting decision and relatively little expense was incurred.

Depreciation and amortization expenses increased $0.3 million, or 13.3%, to $2.8 million in the quarter ended September 30, 2003, from $2.5 million during the same period in 2002. The increase is primarily due to our larger lease fleet. Since September 30, 2002, our lease fleet cost basis for depreciation increased by approximately $53.0 million.

Interest expense increased $1.8 million, or 60.7%, to $4.9 million for the quarter ended September 30, 2003, compared to $3.0 million for the same period in 2002. Our average debt outstanding for the three months ended September 30, 2003, compared to the same period in 2002, increased by 13.6%, primarily due to increased borrowings to fund the growth of our lease fleet. Effective interest costs were higher in 2003 primarily because (i) we replaced lower interest rate secured debt with the unsecured Senior Note, which bears interest at a higher annual rate interest yield, and (ii) we had more debt outstanding. The increase in interest expense associated with our Senior Notes increased the weighted average interest rate on our debt from 5.5% for the three months ended September 30, 2002 to 7.8% for the three months ended September 30, 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.7% in the 2002 quarter and 8.1% in the 2003 quarter. Our weighted average interest rate will be higher in future quarters compared to earlier quarters due to the interest rate on our Senior Notes issued on June 26, 2003. However, as explained below in the section entitled “Liquidity and Capital Resources”, the issuance of the Senior Notes substantially increased our liquidity, providing us with an additional source of financing, and reduced our dependence on equity financing.

Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

Net income for the three months ended September 30, 2003 was $4.5 million compared to net income of $4.4 million for the same period in 2002. Our 2003 third quarter net income results were affected by our higher interest costs associated with our higher average debt outstanding during the 2003 quarter compared to the 2002 quarter, partially offset by an increase in income from operations. Net income for the quarter ended September 30, 2002 was impacted by a charge of $1.1 million related to the Florida litigation.

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2003

Total revenues for the nine months ended September 30, 2003 increased by $9.2 million, or 9.6%, to $105.4 million from $96.2 million for the same period in 2002. Leasing revenues for the nine months ended September 30, 2003 increased by $9.8 million, or 11.8%, to $93.4 million from $83.6 million for the same period in 2002. This increase resulted from a 14.5% increase in the average number of units on lease, partially offset by a 2.4% decrease in the average rental yield per unit. The internal growth rate in our business, which remains almost double digit for the first nine months of 2003 but is slower than our historic norm, is affected by the continued general weakness in economic activity, particularly in the non-residential construction sector in several of our larger markets, particularly in Colorado and several Texas markets. Our sales of portable storage and office units for the nine months ended September 30, 2003 decreased by 4.0% to $11.5 million from $12.0 million during the same 2002 period. Although we experienced a moderate decline in sales activity at some of our more established branches due to the general slowdown in economic activity, it was partially offset by increased sales at some of our newer branches.

Cost of sales for the nine months ended September 30, 2003 decreased to 63.5% of sales from 65.7% of sales in the same period in 2002. This increase in our gross profit margin compared to the prior year’s margin resulted from a decline in the cost of containers, which was only partially passed on to customers.

Leasing, selling and general expenses increased $7.6 million, or 15.2%, to $57.8 million for the nine months ended September 30, 2003, from $50.2 million for the same period in 2002. Leasing, selling and general expenses, as a percentage of total revenues, increased to 54.8% in the nine months ended September 30, 2003, from 52.2% for the same period in 2002. Leasing, selling and general expenses at 11 new branches added during 2002 increased by $0.6 million. These increased expenditures primarily relate to adding the infrastructure costs at our eleven New 2002 Branches, including facility personnel and advertising costs. Operating margins, after corporate allocation, for these 11 locations for the nine months ended September 30, 2003 decreased from the same period last year due to these expenditures, while operating margins for the company as a whole remained relatively the same at 31.3% and 30.3% for 2002 and 2003, respectively. During the nine months ended September 30, 2003, operating margin was negatively affected by certain company-wide cost increases, particularly in insurance costs, fuel costs and third party freight hauling expenses and the affect of the Florida litigation.

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation. Costs in connection with our Florida litigation are expensed as incurred.

Depreciation and amortization expenses increased $1.2 million, or 17.5%, to $8.1 million in the nine months ended September 30, 2003, from $6.9 million during the same period in 2002. The increase is primarily due to our larger lease fleet. Since September 30, 2002, our lease fleet cost basis for depreciation increased by approximately $53.0 million.

Interest expense increased $3.1 million, or 37.3%, to $11.3 million for the nine months ended September 30, 2003, compared to $8.3 million for the same period in 2002. Our average debt outstanding for the nine months ended September 30, 2003, compared to the same period in 2002, increased by 17.5%, with most of the increase occurring during the first six months of the year, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet during that period. Effective interest costs were higher in 2003 primarily because (i) we replaced lower interest secured debt with our unsecured Senior Notes, which bear interest at a higher annual rate, and (ii) we had more debt outstanding. The increase in interest expense includes the higher interest cost associated with our Senior Notes which effectively increased the weighted average interest rate on our debt from 5.5% for the nine months ended September 30, 2002 to 6.5% for the nine months ended September 30, 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.8% in 2002 and 6.7% in 2003. Our weighted average interest rate will be higher in future quarters compared to recent historical quarters due to the interest rate on the Senior Notes. Our Senior Notes bear interest at 9.5% per annum, which is higher than the average borrowing rate under our revolving credit agreement which we repaid with the net proceeds of our Senior Notes offering.

Debt restructuring expense for the period ended September 30, 2003, was $10.4 million and includes the termination expenses (approximately $8.7 million) related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of $150.0 million of Senior Notes and the write off of certain capitalized debt issuance costs (approximately $1.7 million) associated with our revolving credit agreement before it was amended and restated in June 2003. During the nine months ended September 30, 2002, we incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. The 2002 transaction was recorded as an extraordinary item in 2002 pursuant to SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, (see “Recent Accounting Pronouncements” at Note B to the financial statements included elsewhere in this report) the 2002 transaction has been reclassified in pre-tax earnings as debt restructuring expense.

Provision for income taxes was based on an annual effective tax rate of 39.0% during both periods.

Net income for the nine months ended September 30, 2003 was $6.2 million compared to net income of $12.5 million for the same period in 2002. Net income for the first nine months of 2003 was adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of approximately $4.0 million), as compared to $1.3 million ($0.8 million, net of applicable income tax benefit of approximately $0.5 million) for the same period in 2002, and approximately $3.1 million of higher interest costs associated with our higher average debt outstanding during the first nine months of 2003 than during the same period during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Growing our lease fleet is very capital intensive, and the amount of capital we need at any particular time is dependent principally upon the growth of our lease fleet during any measurement period. We have financed the growth of our lease fleet and our working capital requirements through cash flows from operations, proceeds from equity and debt financings and borrowings under our credit facility.

Operating Activities. Our operations provided net cash flow of $27.1 million during the nine months ended September 30, 2003 compared to $31.2 million during the same period in 2002. The decrease was due primarily to increases in inventory raw materials and supplies, deposits and prepaid expenses (primarily for advertising expenses) and accrued liabilities primarily due to the termination of our interest rate swap agreements, partially offset by reductions in receivables and accounts payables.

Investing Activities. Net cash used in investing activities was $41.7 million for the nine months ended September 30, 2003, and $80.1 million for the same period in 2002. In 2002, $30.8 million of cash was paid for acquisition of businesses compared to no acquisition payments during the 2003 period. Capital expenditures for our lease fleet were $38.8 million for the nine months ended September 30, 2003, and $42.6 million for the same period in 2002. Capital expenditures during 2003 primarily related to costs of new lease fleet units, which we added at our branches to match supply with demand, and refurbishment costs associated with bringing containers acquired in prior years up to Mobile Mini standards. During the past several years, our fleet has become more customized, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $3.3 million during the nine months ended September 30, 2003, and $7.0 million for the same period in 2002. The higher expenditures in 2002 primarily relate to our newly acquired locations where we made improvements to the yard facilities and purchased the required delivery equipment.

Financing Activities. Net cash provided by financing activities was $12.9 million during the nine months ended September 30, 2003, and $49.0 million for the same period in 2002. During the nine months ended September 30, 2003, net cash provided by financing activities (before giving effect to our issuance of $150.0 million of Senior Notes on June 26, 2003) was primarily provided by borrowings under our revolving credit facility of approximately $12.7 million as compared to $57.2 million of revolving credit borrowings in the comparable period in 2002. We used $36.0 million less cash in financing activities during the nine months ended September 30, 2003 as compared to the same period in 2002, primarily as a result of our strategic decision to forego business acquisition opportunities during the first three quarters of 2003 in order to focus capital expenditures on growing our existing branch network. As capital is invested at our established locations, we achieve higher operating margins during the first year because our fixed costs are already in place. With a new market or branch, we must first fund and absorb the startup costs for setting up the facility, creating the management and sales team and developing our marketing and advertising programs. A new branch will have low operating margins in its early years until the number of units on rent increases. For the first nine months of 2002, net cash provided by financing activities was primarily provided by our revolving credit facility. In 2003, cash flow provided by financing activities and generated from operations was used primarily to fund our expansion of our lease fleet. For the same period in 2002, these funds were used, in part, to acquire new locations in addition to funding the expansion of our lease fleet.

In addition to cash flow generated by operations, our principal current source of liquidity is expected to be our $250.0 million revolving line of credit. During the quarter ended June 30, 2003, we had net borrowings under our credit facility of approximately $4.8 million (prior to giving effect to our repayment of a significant portion of the credit facility borrowings from the proceeds from our issuance on June 26, 2003 of the Senior Notes) as compared to virtually no borrowings during the quarter ended September 30, 2003. During the second quarter of 2003, we issued $150.0 million of Senior Notes due 2013 and the net proceeds from these Senior Notes were initially used to reduce borrowings outstanding under our line of credit and pay offering expenses (including costs to unwind certain interest rate swap agreements). Interest on our Senior Notes accrues at 9.5% per annum and is payable each January and July, beginning January 2004. The issuance of the Senior Notes increased our unused borrowing availability by approximately $76.4 million immediately upon the issuance of the Senior Notes.

The interest rate under our amended and restated credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and debt restructuring expenses (EBITDA). The interest rate, effective September 30, 2003, under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.25% or the prime rate plus 0.50%, whichever we elect. As of September 30, 2003, we had $89.0 million of borrowings outstanding under our credit facility, and approximately $82.9 million of additional borrowings were then available to us under the facility.

During the third quarter of 2003, borrowings under our revolving credit facility (measured at daily close of business) averaged $89.1 million and ranged from $89.0 million to $90.8 million. As of October 31, 2003, our borrowings outstanding under our credit facility were approximately $90.7 million, compared to $89.0 million at both September 30, 2003 and June 30, 2003. The additional borrowings were incurred when we paid approximately $1.5 million to acquire certain portable storage assets in Portland, Oregon. See Note L of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

We previously entered into interest rate swap agreements under which we effectively fixed the interest rate payable on $135 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. In June 2003, in conjunction with our sale of our Senior Notes and the amendment of our credit facility, we terminated $110.0 million of these swap agreements. Accounting for these swap agreements is covered by SFAS No. 133, and pursuant to SFAS No. 133, the swap termination resulted in a charge to net income of approximately $5.3 million, net of an income tax benefit of approximately $3.4 million. At September 30, 2003, accumulated other comprehensive loss included $0.8 million, net of applicable income tax benefit of $0.3 million, related to our remaining $25.0 million interest rate swap agreement. At September 30, 2003, all of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), other than approximately $64.0 million of borrowings under our credit facility.

SEASONALITY

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. Our retail customers usually return these leased units to us early in the following year. This causes lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year.

EFFECTS OF INFLATION

Our results of operations for the periods discussed in this report have not been significantly affected by inflation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion addresses our most critical accounting policies, some of which require significant judgment.

Mobile Mini’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:

Revenue Recognition. We recognize revenues from sales of containers upon delivery. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly, which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as these services are considered inconsequential to the overall leasing transaction.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and past due accounts. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

As Reported:
Net income	$4,379,275	$4,474,149	$12,525,153	$6,177,401
Diluted earnings per share	$0.30	$0.31	$0.86	$0.43
As adjusted for change in estimates:
Net income	$4,224,474	$4,431,104	$12,288,080	$5,935,638
Diluted earnings per share	$0.29	$0.31	$0.85	$0.41

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

Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value, and

•	Significant negative industry or general economic trends.

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill at December 31, 2002 and determined that the carrying amount of goodwill is not impaired as of that date. We will perform this test in the future as required by SFAS 142.

Impairment Long-Lived Assets. We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets.

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

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from 70% salvage or residual value and a 20-year life to a lower residual and a longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our salvage/residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

			Three Months Ended		Nine Months Ended
		Useful	September 30,		September 30,
	Salvage	Life In
	Value	Years	2002	2003	2002	2003

As Reported:	70%	20
Net income			$4,379,275	$4,474,149	$12,525,153	$6,177,401
Diluted earnings per share			$0.30	$0.31	$0.86	$0.43
As adjusted for change in estimates:	50%	20
Net income			$3,965,423	$4,006,931	$11,328,863	$4,775,751
Diluted earnings per share			$0.28	$0.28	$0.78	$0.33
As adjusted for change in estimates:	40%	40
Net income			$4,379,275	$4,474,149	$12,525,153	$6,177,401
Diluted earnings per share			$0.30	$0.31	$0.86	$0.43
As adjusted for change in estimates:	30%	40
Net income			$4,275,312	$4,357,344	$12,226,036	$5,826,988
Diluted earnings per share			$0.30	$0.30	$0.84	$0.40
As adjusted for change in estimates	25%	40
Net income			$4,223,330	$4,298,942	$12,076,477	$5,651,782
Diluted earnings per share			$0.29	$0.30	$0.83	$0.39

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in FAS 5) that a liability has been incurred and the amount of loss can be reasonably determined. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management is unable to make a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the resolution of such matters will have a material adverse effect on our business or consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under Accounting Principals Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. The adoption of SFAS No. 145 required us to reclassify certain items for the period presented in 2002, to conform to the presentation required by SFAS No. 145 and, effective January 1, 2003, we reported losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items. FASB No. 44 is not applicable to our operations. FASB No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We adopted this statement on January 1, 2003. This adoption did not have any impact on our results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2003, we had one interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. At September 30, 2003, in accordance with SFAS No. 133, accumulated other comprehensive loss included $0.8 million, net of applicable income tax benefit of $0.3 million, related to the fair value of our interest rate swap agreement.

Impact of Foreign Currency Rate Changes. We currently have branch operations in Toronto, Canada, and we invoice those customers [primarily] in the local currency, the Canadian Dollar, under the terms of our lease agreements with those customers. We are exposed to foreign exchange rate fluctuations as the financial results of our Canadian branch operation are translated into U.S. dollars. The impact of foreign currency rate changes have historically been insignificant.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contains forward-looking information about our company’s financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	our ability to manage our planned growth, both internally and at new branches

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	the timing and number of new branches that we open or acquire

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related legal proceedings

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	growth in costs and expenses

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2002, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Factors That May Affect Future Operating Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed at the SEC’s World Wide Web site at http://www.sec.gov.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that Mobile Mini’s disclosure controls and procedures are effective timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth at Note I of Notes to Condensed Consolidated Financial Statements (included in Part 1. Item 1 hereof) is incorporated by reference in this Item 1 of Part II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith)

(b)	Reports on Form 8-K:

     We filed a report on Form 8-K filed July 24, 2003, related to our announcement of second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Dated: November 14, 2003	/s/ Larry Trachtenberg
Larry Trachtenberg
Chief Financial Officer &
Executive Vice President

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith)