Form 10-K/A
period 2003-12-31
MOBILE MINI INC
filed 2004-04-28
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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
Preferred Share Purchase Rights

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes   ☒ No   ☐

The aggregate market value on June 30, 2003 of the voting stock owned by non-affiliates of the registrant was approximately $223.7 million.

As of April 23, 2004, there were outstanding 14,353,303 shares of the issuer’s common stock, par value $.01.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004 (the “Annual Report on Form 10-K”), includes the information that was to be incorporated by reference to our definitive proxy statement for our 2004 annual meeting of stockholders. Accordingly, this Amendment No. 1 amends and restates in their entirety Items 10,11,12,13 and 14 of Part III of the Annual Report on Form 10-K. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the March 15, 2004 filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors.

     Our Board of Directors has seven members, the majority of whom are independent directors. Our board is divided into three classes. Directors in each class serve for three-year terms. At each annual meeting, the term of one class expires. Certain information regarding each of our current directors and director nominees, including his or her principal occupation during the past five years and current directorships, is set forth below:

     Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. Mr. Bunger graduated from Arizona State University in 1986 with a B.A. in Business Administration. He is the brother of Carolyn A. Clawson, a member of our Board of Directors. Age 43. Term ends 2005.

     Carolyn A. Clawson has served as a director since February 2001. Since 1996, Ms. Clawson has been President of Skilquest, Inc., a sales and management support company which she founded. Skilquest provides marketing services to us. Ms. Clawson was an employee of ours from 1986 until 1996. She served in various positions including sales representative, branch manager of our Phoenix branch, and most recently as Vice President of Sales from 1991 to 1996. Ms. Clawson graduated from Northern Arizona University with a B.A. in Interior Design in 1986. She is the sister of Steven G. Bunger, our Chairman, President and Chief Executive Officer. Age 41. Term ends 2006.

     Thomas R. Graunke has served as a director since August 2002. Since 1998, Mr. Graunke has served as the Chief Executive Officer and President of KnowledgeNet, Inc., a business e-learning company that offers a suite of over 1,000 synchronous and asynchronous content delivery solutions. From August 1996 to 1998, he served as President of Mastering Computers, Inc., an instructor-led Microsoft Windows TM training company that was acquired by Platinum Technology International, Inc. in 1998. Mr. Graunke graduated from Arizona State University with a B.S. in Marketing. Age 38. Term ends 2005.

     Ronald J. Marusiak has served as a director since February 1996. He has been the Division President of Micro-Tronics, Inc., a precision machining and tool and die company, for more than 10 years. Mr. Marusiak is also a director of EyePopMedia, Inc. Mr. Marusiak received a Masters of Science in Management from LaVerne University in 1979 and graduated from the United States Air Force Academy in 1971. Age 56. Term ends 2004.

     Stephen A McConnell has served as a director since August 1998. Since 1991, he has been President of Solano Ventures, a private capital investment company. Mr. McConnell has served since 1998 as Chairman of G-L Industries, L.L.C., a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. From 1991 to 1997, he also was Chairman of Mallco Lumber & Building Materials, Inc., a wholesale distributor of lumber and doors. From 1991 to 1995 he was President of Belt Perry Associates, Inc., a property tax consulting firm. He is also a director of Vodavi Technology, Inc., Capital Title Group, Inc., Miracor Diagnostics, Inc., and InnSuites Hospitality Trust. Age 51. Term ends 2006.

     Lawrence Trachtenberg has served as our Executive Vice President, Chief Financial Officer, General Counsel, Secretary, Treasurer and a director since December 1995. He is responsible for all of our accounting, banking and related financial matters. Mr. Trachtenberg is admitted to practice law in Arizona and New York and is a Certified Public Accountant in New York. Before he joined us, Mr. Trachtenberg served as Vice President and General Counsel at Express America Mortgage Corporation, a mortgage banking company, from February 1994 through September 1995. Before then, he was Vice President and Chief Financial Officer of Pacific International Services Corporation, a car rental and sales company, from 1990 to 1994. Mr. Trachtenberg received his J.D. from Harvard Law School in 1981 and his B.A. in Accounting/Economics from Queens College of the City University of New York in 1977. Age 47. Term ends 2004.

     Michael L. Watts has served as a director since August 2002. Since 1977, Mr. Watts has served as Chairman and Chief Executive Officer of Sunstate Equipment Company, LLC. Sunstate Equipment, which Mr. Watts founded, is the 12th largest construction equipment rental company in the United States, and currently has 46 locations in eight states. From 1987 to 1998, Mr. Watts also served as Chairman of Trench Safety Equipment Company, a specialty equipment rental company which was sold in 1998. Age 56. Term ends 2005.

(b) Identification of Executive Officers.

     Officers are elected annually by our board of directors and serve at the discretion of the board. Information regarding our current executive officers who are not also directors or director nominees of Mobile Mini was provided under “Executive Officers of Mobile Mini, Inc.” in Part I of our annual report on Form 10-K.

(c) Involvement in Certain Legal Proceedings.

     To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(d) Audit Committee and Audit Committee Financial Expert.

     Our board of directors has a separately-designated, standing Audit Committee. Current members of the Audit Committee are Ronald J. Marusiak, Stephen A McConnell and Michael L. Watts, each of whom qualifies as “independent” under the Nasdaq rules, as well as the special standards established by the Securities and Exchange Commission (SEC), for members of audit committees. Our board has determined that Stephen A McConnell is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with SEC rules.

(e) Code of Conduct and Ethics.

     We have a Code of Business Conduct and Ethics (including Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers) (“Code”) that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. This code is posted on our Internet web site (www.mobilemini.com) under the “Corporate Governance” section of the “Investor Relations” page. Material on our Internet site is not incorporated by reference into this Report or into any other reports or other material that we file with the SEC, except to the extent specifically stated as being incorporated therein.

     We will provide a copy of the Code upon request made by writing to us at Mobile Mini’s address provided elsewhere in our annual report on Form 10-K. We intend to satisfy the disclosure requirement under Item 10 of the Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our web site, at the address and location specified above, and to the extent required, by filing a Current Report on Form 8-K with SEC disclosing such information.

(f) Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers to file reports of holdings and transactions in Mobile Mini shares with the Securities and Exchange Commission. Based on a review of reports filed by our directors, executive officers and beneficial holders of ten percent (10%) or more of our shares, and based upon representations from those persons, all stock ownership reports required to be filed by those reporting persons during 2003 were timely made, except as follows: each of Ms. Clawson, Messrs. Graunke, Marusiak, McConnell and Watts received an annual automatic grant of options to purchase 7,500 shares of our common stock on August 1, 2003; Messrs. Bunger, Trachtenberg and Ms. Keeley were granted options to purchase 50,000, 40,000 and 7,500 shares of our common stock, respectively, and Aric Clawson was granted an option to purchase 5,000 shares of our common stock on November 19, 2003. Mr. Clawson is the husband of Carolyn A. Clawson who is deemed to have beneficial ownership with respect to the underlying shares of Mr. Clawson’s option grant. The corresponding Form 4 for each of the persons identified above has since been filed.

ITEM 11. EXECUTIVE COMPENSATION.

(a) Compensation of Our Executive Officers

     The following table summarizes the compensation we paid our Chief Executive Officer and each of our two other most highly compensated executive officers as of the end of 2003 whose salary and bonus exceeded $100,000.

Summary Compensation Table

		Annual Compensation
				Other	Long Term
				Annual	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Stock Options	Compensation (2)
Steven G. Bunger, Chairman	2003	$308,200	$123,480	$500	50,000	$—
Chief Executive Officer, President	2002	294,000	44,100	500	40,000	—
	2001	280,000	322,000	500	150,000	—

Lawrence Trachtenberg,	2003	$220,500	$88,208	$500	40,000	$—
Chief Financial Officer,	2002	210,000	31,500	500	30,000	—
Executive Vice President,	2001	200,000	230,000	500	100,000	—
Secretary, Treasurer
Deborah K. Keeley,	2003	$103,351	$26,203	$500	7,500	$2,500
Vice President and Controller	2002	93,454	20,321	500	7,500	2,500
	2001	86,600	40,095	500	7,500	2,500

(1)	Includes our contributions to the 401(k) retirement plan.

(2)	Payments under non-compete agreements with us.

Stock Options

     The following table lists our grants during 2003 of stock options to the officers named in the Summary Compensation Table. The amounts shown as potential realizable values rely on arbitrarily assumed rates of share price appreciation prescribed by the SEC. In assessing those values, please note that the ultimate value of the options, as well as those shares, depends on actual future share values. Market conditions and the efforts of our directors, officers and others to foster Mobile Mini’s future success can influence those future share values.

Option Grants In Last Fiscal Year

					Potential Realizable Value at
					Assumed Annual Rate of Stock
					Price Appreciation for Option Term
	Number of	% of Total
	Shares	Options Granted	Exercise or
	Underlying	to Employees in	Base Price	Expiration
Name	Options Granted	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Steven G. Bunger	50,000	16.0%	$19.85	November 2013	$638,838	$1,605,133
Lawrence Trachtenberg	40,000	12.8%	$19.85	November 2013	$511,070	$1,284,106
Deborah K. Keeley	7,500	2.4%	$19.85	November 2013	$95,826	$240,770

Option Exercises and Year-End Values

     The following table sets forth certain information regarding the exercise and values of options held by the officers named in the Summary Compensation Table, as of December 31, 2003. The table contains values for “in the money” options, meaning a positive spread between the year-end share price of $19.72 and the exercise price. These values have not been, and may never be, realized. The options might never be exercised, and the value, if any, will depend on the share price on the exercise date.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-end Option Values

				Value of Unexercised
			Number of Securities Underlying Unexercised	In-the-Money
	Shares Acquired		Options at December 31, 2003	Options at December 31, 2003
Name	on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable (1)
Steven G. Bunger	-0-	$0	238,000/197,000	$1,052,560/$213,840
Lawrence Trachtenberg	-0-	$0	106,202/136,025	$351,332/$146,500
Deborah K. Keeley	-0-	$0	23,000/22,000	$100,061/$32,484

(1)	All the exercisable options were exercisable at a price less than the last reported sale price of our common stock $19.72 on the Nasdaq Stock Market on December 31, 2003.

Employment Agreements

     In September 1999, Mobile Mini entered into employment agreements with Steven G. Bunger and Lawrence Trachtenberg. Each agreement has a three year term, and the term automatically renews for additional one year periods unless either we or the employee gives notice of non-renewal. In 2003, Mr. Bunger’s base salary under his employment agreement was $308,200 and Mr. Trachtenberg’s was $220,500. The base salaries may be increased or decreased by the board of directors, but decreases are limited to 15% of the then-current base salary, unless greater decreases are in effect for other Key Executives, as defined in the employment agreements. Each employee is eligible to participate in Mobile Mini’s incentive bonus programs, which are administered by the Compensation Committee of the board of directors.

     Each employment agreement provides that Mobile Mini will make specified payments to the employee if either the employee’s employment is terminated involuntarily as determined under the agreement, for any reason other than cause (as defined in the employment agreement), or if there is a change of control (as defined in the employment agreement) of Mobile Mini. In the event of any such involuntary termination, the employee would be entitled under the employment agreement to receive a termination payment equal to three times his base salary for the twelve month period preceding the date of termination, and Mobile Mini would have the right to pay that amount over an 18 month period. If within six months after a change in control either the employee is terminated or elects for any reason to terminate his employment, the employee would be entitled to be paid an amount equal to four times the greater of his annual base salary in effect the day before the change of control occurred and his annual base salary during the last twelve months preceding the change of control. This amount would be payable in a lump sum, unless Mobile Mini provided a letter of credit to the employee, in which event the amount could be paid over a period of up to 18 months. Any payment upon termination, however, will be limited to an amount which is less than the “parachute payment” threshold under section 280G of the Internal Revenue Code (currently, $1,000,000).

     Each employment agreement contains provisions restricting the employee’s disclosure and use of Mobile Mini confidential information, and providing that the employee will not compete with Mobile Mini during the 18 months following the termination of employment in connection with a change of control and during the three years following termination under any other circumstances.

     Although we have not entered into any long-term employment contracts with any of our other key employees, we have entered into numerous agreements with key employees which are terminable at will, with or without cause, including agreements with Deborah K. Keeley. Each agreement contains a covenant not to compete for a period of six months to two years after termination of employment and a covenant not to disclose confidential information of a proprietary nature to third parties.

We had numerous bonus and incentive arrangements with several employees during 2003, including Steven G. Bunger, Lawrence Trachtenberg, and Deborah K. Keeley. These agreements included an incentive program to provide financial awards for increases in profitability and based upon a subjective evaluation of performance. Compensation arrangements with Steven G. Bunger and Lawrence Trachtenberg are administered by the Compensation Committee of the board of directors.

(b) Compensation of Our Directors.

     Directors who are also officers do not receive any separate compensation for serving as directors. Non-employee directors receive an annual payment of $15,000 plus $500 for each board or separate committee meeting attended, whether in person or by telephone. In addition, non-employee directors are reimbursed for any expenses related to their service as directors. Non-employee directors also receive options to purchase 7,500 shares of our common stock on August 1st of each year during their term of service. The exercise price of the options is the fair market value of our common stock on the date of grant.

(c) Compensation Committee Interlocks and Insider Participation.

     The current members of the Compensation Committee are Ronald J. Marusiak, Stephen A McConnell and Thomas R. Graunke. None of these directors is, or has been, an executive officer or otherwise an employee of Mobile Mini before or during such service, and no executive officer of Mobile Mini served on any other company’s compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Equity Compensation Plan Information

     We maintain the 1994 Stock Option Plan (the “1994 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”) pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted thereunder. The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for both equity compensation plans approved by Mobile Mini’s shareholders and equity plans not approved by our shareholders.

Common shares
remaining available
	Common shares to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by Mobile Mini shareholders (1)	1,888,640	$19.98	738,671
Equity compensation plans not approved by Mobile Mini shareholders	-0-	$0	-0-

Totals	1,888,640	$19.98	738,671

(1)	Of these shares, options to purchase 463,870 shares were outstanding under the 1994 Plan, and options to purchase 1,424,770 shares were outstanding under the 1999 Plan. On April 23, 2004, the closing price of our common stock as reported by the Nasdaq National Market was $20.30.

(b) Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of April 9, 2004 with respect to the beneficial ownership of shares of our common stock by: (1) each person we know to be the beneficial owner of 5% or more of the outstanding shares of common stock; (2) each of our directors, director nominees and named officers; and (3) all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 9, 2004 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person that are exercisable within 60 days of April 9, 2004 have been exercised. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Name	Number	Percent
Directors and Executive Officers:
Bunger Holdings, L.L.C. (1)	410,000	2.9%
Steven G. Bunger (2)	470,290	3.2%
Carolyn A. Clawson (3)	230,088	1.6%
Thomas R. Graunke (4)	13,750	*
Deborah K. Keeley (5)	28,499	*
Ronald J. Marusiak (6)	154,403	1.1%
Stephen A McConnell (7)	63,375	*
Lawrence Trachtenberg (8)	145,235	1.0%
Michael L. Watts (9)	13,750	*
All directors and executive officers as a group (8 persons) (10)	1,119,390	7.5%
5% Holders:
Wasatch Advisors, Inc. (11)	1,381,298	9.6%
T. Rowe Price Associates, Inc. (12)	1,401,400	9.8%
Columbia Wanger Asset Management, L.P. (13)	955,000	6.7%
Dimensional Fund Advisors, Inc. (14)	928,372	6.5%
TimesSquare Capital Management, Inc. (15)	899,400	6.3%
Smith Group (16)	848,435	5.9%

Unless otherwise noted, the address of each person named in the table is 7420 South Kyrene Road, Suite 101, Tempe, Arizona 85283.

*	Less than 1%.

(1)	The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn A. Clawson, Michael J. Bunger, Jennifer Blackwell and Susan Keating, who are siblings.

(2)	Includes 82,000 shares owned by Bunger Holdings, L.L.C.; 129,356 shares owned by REB/BMB Family Limited Partnership; 2,934 shares of common stock; and 256,000 shares subject to exercisable options.

(3)	Includes 82,000 shares owned by Bunger Holdings, L.L.C.; 108,116 shares owned by REB/BMB Family Limited Partnership; and 722 shares of common stock and 39,250 shares subject to exercisable options including shares and options held by her spouse.

(4)	Includes 13,750 shares of common stock subject to exercisable options.

(5)	Includes 2,499 shares of common stock and 26,000 shares subject to exercisable options.

(6)	Includes 66,000 shares held by a Profit Sharing Plan and Trust of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of 80% of these shares. Also includes 13,400 shares held by Mr. Marusiak’s children, 25,753 shares held by Mr. Marusiak and his wife, and 49,250 shares subject to exercisable options.

(7)	Includes 27,125 shares of common stock and 36,250 shares subject to exercisable options.

(8)	Includes 25,033 shares of common stock and 120,202 shares subject to exercisable options.

(9)	Includes 13,750 shares of common stock subject to exercisable options.

(10)	Includes 561,906 shares of common stock and 554,452 shares subject to exercisable options.

(11)	Based solely on the information provided in Amendment No. 2 to Schedule 13G filed by Wasatch Advisors, Inc. with the Securities Exchange Commission on April 9, 2004. Wasatch Advisers, Inc. has sole voting powers and sole dispositive power with respect to 1,381,298 shares. It is an Investment Adviser registered under the Investment Advisers Act of 1940 and has its principal business office at 150 Social Hall Avenue, Salt Lake City, UT 84111.

(12)	Based solely on the information provided in Amendment No. 4 to Schedule 13G jointly filed by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. with the Securities Exchange Commission dated February 6, 2004. Of the 1,401,400 shares, T. Rowe Price Associates, Inc. has sole voting power with respect to 286,100 shares and sole dispositive power with respect to 1,401,400 shares, and T. Rowe Price New Horizons Fund, Inc. has sole voting power with respect to 1,100,000 shares. Each of T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. is an Investment Adviser registered under the Investment Advisers Act of 1940 and an Investment Company registered under Section 8 of the Investment Company Act of 1940 and, as such, has beneficial ownership of the shares through the investment discretion it exercises over its clients’ accounts. The business address for T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(13)	Based solely on the information provided in Amendment No. 3 to Schedule 13G filed with the Securities Exchange Commission dated February 14, 2004 by Columbia Wanger Asset Management, L.P. (formerly known as Liberty Wanger Asset Management, L.P.) (“WAM”), WAM Acquisition GP, Inc. (“WAM GP”) and Columbia Acorn Trust (formerly known as Liberty Acorn Trust) (“Acorn”). WAM is an Investment Adviser registered under the Investment Advisers Act of 1940; WAM GP is the general partner of WAM; Acorn is an Investment Company under the Investment Company Act of 1940 and is a client of WAM. Each of WAM and WAM GP has shared voting power and shared dispositive power with respect to 955,000 shares. Acorn has shared voting power and shared dispositive power with respect to 825,000 shares. The address of principal business offices for WAM, WAM GP and Acorn is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(14)	Based solely on the information provided in Schedule 13G filed by Dimensional Fund Advisors Inc. (“Dimensional”) with the Securities and Exchange Commission dated February 6, 2004. Dimensional is an Investment Advisor registered under the Investment Advisors Act of 1940 and, in its role as investment advisor or manager, has shared voting and investment power with respect to all 928,372 shares. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(15)	Based solely on the information provided in Amendment No. 1 to Schedule 13G filed by TimesSquare Capital Management, Inc. (“TimesSquare”) and CIGNA Corporation (CIGNA) to the Securities and Exchange Commission dated February 12, 2004. Of the 899,400 shares, each of TimesSquare and CIGNA has shared voting power with respect to 833,444 shares and shared investment power with respect to 899,400 shares. CIGNA is the parent holding company of TimesSquare, which is an Investment Adviser registered under the Investment Advisers Act of 1940. The business address of TimesSquare is Four Times Square, 25th Floor, New York, NY 10036, and the business address of CIGNA is One Liberty Place, Philadelphia, PA 19192.

(16)	Based on the information provided in Amendment No. 3 to Schedule 13G filed by Thomas W. Smith, Thomas N. Tryforos and Scott J. Vassalluzo, with the Securities Exchange Commission dated February 17, 2004. Of the 848,435 shares, each of Thomas W. Smith, Thomas N. Tryforos and Scott J. Vassalluzo has shared voting power and shared investment power with respect to 711,900 shares. In addition, Thomas W. Smith has sole voting and sole investment power with respect to 136,535 shares. The principal business office of the Smith Group is 323 Railroad Avenue, Greenwich, Connecticut 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings (including Carolyn A. Clawson, a member of our Board of Directors). Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual base lease payments under these leases total approximately $66,000, with annual adjustment based on the Consumer Price Index. Payments in 2003 for these leases were approximately $83,000. The term of each of these leases expires on December 31, 2008. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, for total annual base lease payments of $204,000, with annual adjustment based on the Consumer Price Index. Barbara M. Bunger is the mother of Steven G. Bunger and Carolyn A. Clawson. Payments in 2003 under this lease were approximately $252,000. The Rialto lease expires on December 31, 2016. Management believes that the rental rates reflect the fair market rental value of these properties.

     Mobile Mini obtains services throughout the year from Skilquest, Inc., a company engaged in sales and management support programs, including the monitoring of our sales personnel. Skilquest, Inc. is owned by Carolyn A. Clawson, a member of our Board of Directors. Mobile Mini made aggregate payments of approximately $263,000 and $334,000 to Skilquest, Inc. in 2002 and 2003,

respectively, which management believes represented the fair market value for the services performed. The increase in the amount we paid Skilquest was primarily due to increased market analysis which we engaged Skilquest to perform in the new markets we entered in 2002 and an increase in 2003 in the average number of sales personnel being evaluated.

     In February 2001, Mobile Mini and its former chairman of the Board, Richard E. Bunger, entered into an employment agreement pursuant to which Mr. Bunger provides services to Mobile Mini during the term of the agreement, which is scheduled to end on June 30, 2005. Under the agreement, we paid Mr. Bunger $180,000 in 2002 and $112,000 in 2003, and will pay Mr. Bunger approximately $1,000 per month during 2004 through June 30, 2005. Through February 2004, Mobile Mini also provided office space and an administrative assistant to Mr. Bunger. The agreement also provides that Mr. Bunger is bound by an agreement pertaining to confidentiality of Mobile Mini’s confidential information, and a non-competition agreement.

     It is Mobile Mini’s intention not to enter into any additional related party transactions other than extension of lease agreements and renewal of the relationship with Skilquest, in each case on terms no less favorable to Mobile Mini than are available from unrelated parties. During 2003, the Board of Directors reviewed the terms of each of the transactions described above, and the Board concurred with management’s judgment that each transaction is on terms no less favorable to Mobile Mini than may reasonably be expected in an arm’s-length transaction with unrelated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     In 2002, the board of directors determined, in consultation with and upon the recommendation of its Audit Committee, to dismiss Arthur Andersen LLP as independent auditors, and to engage the services of Ernst & Young LLP as our independent auditors. The change in auditors became effective June 10, 2002. The audit report of Arthur Andersen on the our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Mobile Mini’s fiscal years ended December 31, 2001 and 2000, and through June 10, 2002, there were no disagreements between Mobile Mini and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on Mobile Mini’s consolidated financial statements for such years.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Mobile Mini’s two most recent fiscal years ended December 31, 2001, or thereafter through June 10, 2002. Mobile Mini requested Arthur Andersen to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements made by Mobile Mini. A copy of such letter, dated June 13, 2002, was filed as Exhibit 16.1 to our current report on Form 8-K, dated June 14, 2002.

     During Mobile Mini’s two most recent fiscal years ended December 31, 2001, and through June 10, 2002, Mobile Mini did not consult Ernst & Young with respect to any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Fees Paid to Ernst & Young

     As more fully described in the Audit Committee charter, all services to be provided by Ernst & Young are pre-approved by the Audit Committee, including audit services, audit-related services, tax services and certain other services. A more detailed description of the Audit Committee’s pre-approval policy is set forth in the Audit Committee charter, which is attached as Appendix A to our proxy statement of the 2004 annual meeting of stockholders.

     The following table shows the fees that Mobile Mini paid or accrued for the audit and other services provided by Ernst & Young for fiscal years 2003 and 2002.

	2003	2002
Audit fees	$232,500	$205,000
Audit-related fees	-0-	-0-
Tax fees	72,200	-0-
All other fees	155,000	14,000

Total	$459,700	$219,000

     Audit fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

     Tax fees. This category consists of professional services rendered by Ernst & Young, primarily in connection with our tax compliance activities, including technical and tax advice related to the preparation of tax returns.

     All other fees. This category consists of fees of approximately $153,000 in connection with Mobile Mini’s offering during June 2003 of 9.5% senior notes due 2013, and for other miscellaneous items.

     The Audit Committee has considered whether the provision by Ernst & Young LLP of the non-audit services described above is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee believes that such non-audit services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

(ii) Exhibits:

Exhibit No.	Description
*31.1	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer.
*31.2	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer.
*32.1	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*	Filed herewith.

[Signature page follows]

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: April 28, 2004	By:	/s/ Steven G. Bunger

Steven G. Bunger, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2004	By:	/s/ Steven G. Bunger

Steven G. Bunger, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: April 28, 2004	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief
Financial Officer and Director (Principal Financial Officer)

Date: April 28, 2004	By:	/s/ Deborah K. Keeley

Deborah K. Keeley, Vice President and Controller
(Principal Accounting Officer)

Date: April 28, 2004	By:	/s/ Carolyn A. Clawson

Carolyn A. Clawson, Director

Date: April 28, 2004	By:	/s/ Thomas R. Graunke

Thomas R. Graunke, Director

Date: April 28, 2004	By:	/s/ Ronald J. Marusiak

Ronald J. Marusiak, Director

Date: April 28, 2004	By:	/s/ Stephen A McConnell

Stephen A McConnell, Director

Date: April 28, 2004	By:	/s/ Michael L. Watts

Michael L. Watts, Director