Form 10-Q
period 2004-03-31
MOBILE MINI INC
filed 2004-05-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [   ]

     Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes   [X]   No   [   ]

     At April 30, 2004, there were outstanding 14,353,303 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Cash	$97,323	$405,086
Receivables, net of allowance for doubtful accounts of $2,102,000 and $2,424,000 at December 31, 2003 and March 31, 2004, respectively	15,907,342	14,941,334
Inventories	15,058,918	16,960,761
Lease fleet, net	382,753,903	391,967,124
Property, plant and equipment, net	34,506,768	34,621,949
Deposits and prepaid expenses	7,165,735	7,141,488
Other assets and intangibles, net	7,082,890	6,831,959
Goodwill	52,506,979	52,497,297

Total assets	$515,079,858	$525,366,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,178,725	$6,006,357
Accrued liabilities	30,640,865	20,418,649
Line of credit	89,000,000	106,300,537
Notes payable	1,610,158	1,254,957
Senior Notes	150,000,000	150,000,000
Deferred income taxes	47,357,603	49,225,883

Total liabilities	325,787,351	333,206,383

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,352,703 and 14,353,103 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	143,528	143,531
Additional paid-in capital	116,956,025	116,961,014
Retained earnings	72,295,170	75,450,549
Accumulated other comprehensive loss	(102,216)	(394,479)

Total stockholders’ equity	189,292,507	192,160,615

Total liabilities and stockholders’ equity	$515,079,858	$525,366,998

Note: The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Leasing	$29,704,244	$32,147,156
Sales	3,859,975	4,198,243
Other	177,770	178,013

Total revenues	33,741,989	36,523,412

Costs and expenses:
Cost of sales	2,453,994	2,714,800
Leasing, selling and general expenses	19,171,944	20,578,788
Depreciation and amortization	2,616,887	2,979,387

Total costs and expenses	24,242,825	26,272,975

Income from operations	9,499,164	10,250,437
Other income (expense):
Interest income	785	7
Interest expense	(3,216,133)	(4,991,479)

Income before provision for income taxes	6,283,816	5,258,965
Provision for income taxes	2,450,689	2,103,586

Net income	$3,833,127	$3,155,379

Earnings per share:
Basic	$0.27	$0.22

Diluted	$0.27	$0.22

Weighted average number of common and common share equivalents outstanding:
Basic	14,294,247	14,352,815

Diluted	14,383,145	14,532,000

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2003	2004
Cash Flows From Operating Activities:
Net income	$3,833,127	$3,155,379
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	673,699	719,038
Amortization of deferred financing costs	114,024	189,514
Depreciation and amortization	2,616,887	2,979,387
Loss (gain) on disposal of property, plant and equipment	19,163	(3,477)
Gain on sale of short-term investment	(59,185)	—
Deferred income taxes	2,483,941	2,053,502
Changes in operating assets and liabilities:
Receivables	297,345	246,970
Inventories	(2,537,446)	(1,901,843)
Deposits and prepaid expenses	(437,379)	24,247
Other assets and intangibles	(23,316)	2,802
Accounts payable	(1,722,532)	(1,172,368)
Accrued liabilities	(2,043,962)	(10,684,077)

Net cash provided by (used in) operating activities	3,214,366	(4,390,926)

Cash Flows From Investing Activities:
Net purchases of lease fleet	(11,273,360)	(11,053,169)
Net purchases of property, plant and equipment	(1,028,670)	(1,189,666)
Net proceeds on sale of short-term investment	122,912	—
Change in other assets	184,731	9,682

Net cash used in investing activities	(11,994,387)	(12,233,153)

Cash Flows From Financing Activities:
Net borrowings under line of credit	7,847,499	17,300,537
Deferred financing costs	(50,000)	(2,862)
Principal payments on notes payable	(345,122)	(355,201)
Principal payments on capital lease obligations	(10,339)	—
Issuance of common stock	9,118	4,515

Net cash provided by financing activities	7,451,156	16,946,989

Effect of exchange rate changes on cash	55,534	(15,147)

Net increase (decrease) in cash	(1,273,331)	307,763
Cash at beginning of period	1,635,468	97,323

Cash at end of period	$362,137	$405,086

Supplemental Disclosure of Cash Flow Information:
Interest rate swap liability charged to equity	$(168,090)	$(277,117)

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A -

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain previous period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current presentation.

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2003 consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three month period ended March 31:

	Three Months Ended
	March 31,
	2003	2004
Net income as reported	$3,833,127	$3,155,379
Compensation expense, net of income tax benefit	604,694	649,944

Pro forma net income	$3,228,433	$2,505,435

Basic EPS:
As reported	$0.27	$0.22
Pro forma	0.23	0.17
Diluted EPS:
As reported	$0.27	$0.22
Pro forma	0.22	0.17

NOTE B — Recent Accounting Pronouncement. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. FIN 46R, Consolidation of Variable Interest Entities (FIN 46) and subsequently revised this Interpretation in December 2003 (FIN 46R). FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. FIN 46R also requires the disclosure of information about the VIE’s assets and liabilities and the nature, purpose and activities of consolidated VIE’s in the primary beneficiary’s financial statements. Additionally, FIN 46R requires disclosure of information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest. The adoption of FIN 46 and FIN 46R did not affect our financial condition or results of operations.

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

	Three Months Ended
	March 31,
	2003	2004
BASIC:
Common shares outstanding, beginning of period	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended March 31	1,533	112

Weighted average number of common shares outstanding	14,294,247	14,352,815

Net income available to common shareholders	$3,833,127	$3,155,379

Earnings per share	$0.27	$0.22

DILUTED:
Common shares outstanding, beginning of period	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended March 31	1,533	112
Employee stock options and warrants assumed converted during the period ended March 31	88,898	179,185

Weighted average number of common shares outstanding	14,383,145	14,532,000

Net income available to common shareholders	$3,833,127	$3,155,379

Earnings per share	$0.27	$0.22

Options to purchase 1,334,000 and 955,570 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three months ended March 31, 2003 and 2004, respectively.

NOTE D — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2003	March 31, 2004
Raw material and supplies	$12,634,192	$14,521,041
Work-in-process	758,603	776,604
Finished portable storage units	1,666,123	1,663,116

	$15,058,918	$16,960,761

NOTE E — Property, plant and equipment consisted of the following at:

	December 31, 2003	March 31, 2004
Land	$772,014	$772,014
Vehicles and equipment	37,842,400	38,569,508
Buildings and improvements	9,697,128	9,755,013
Office fixtures and equipment	7,532,319	7,931,810

	55,843,861	57,028,345
Less accumulated depreciation	(21,337,093)	(22,406,396)

	$34,506,768	$34,621,949

NOTE F — Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life after the date that we put the unit in service. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In 2004, our depreciation policy on our steel units was modified to increase the useful life to 25 years (from 20 years), and to decrease the residual value to 62.5% (from 70%) which effectively resulted in continued depreciation on these units for five additional years at the same annual rate (1.5%). This change was made to reflect that some of our steel units have now been in our lease fleet longer than 20 years and these units continue to be effective income producing assets that do not show signs of reaching the end of their useful life. The depreciation policy is supported by our historical lease fleet data that shows we have been able to retain comparable rental rates and sales prices irrespective of the age of the unit in our container lease fleet.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of March 31, 2004, the lease fleet totaled $416.6 as compared to $405.6 million at December 31, 2003, before accumulated depreciation of $24.6 million and $22.8 million, respectively.

The table below summarizes those transactions that increased the net value of our lease fleet from $382.8 million at December 31, 2003 to $392.0 million at March 31, 2004:

	Dollars	Units
Lease fleet at December 31, 2003, net	$382,753,903	89,492
Purchases:
Container purchases	37,020	35
Manufactured units:
Steel storage containers, combination office units and steel security offices	6,809,895	768
Wood mobile offices	3,340,344	161
Refurbishment and customization:
Refurbishment or customization of 35 units purchased or acquired in the current year	61,339
Refurbishment or customization of 791 units purchased in a prior year	1,207,387	266	(1)
Refurbishment or customization of 289 units obtained through acquisition in a prior year	414,782	39	(2)
Other	52,384	(47)
Cost of sales from lease fleet	(926,588)	(326)
Depreciation	(1,783,342)

Lease fleet at March 31, 2004, net	$391,967,124	90,388

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet. The table below outlines the composition of our lease fleet at March 31, 2004:

The table below outlines the composition of our lease fleet at March  31, 2004:

	Net Book	Number of
	Value	Units
Steel storage containers	$256,320,546	75,416
Offices	155,414,771	12,271
Van trailers	4,274,844	2,701
Other, primarily flatbed type chassis	543,236
Accumulated depreciation	(24,586,273)

	$391,967,124	90,388

NOTE G — The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system, and residual sales from our dealer program that was discontinued in 1998.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, income tax, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such event during the last several years has been the effect of the Florida litigation, which was not material in amount during the quarters ended March 31, 2004 and 2003.

Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H — Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2003	2004
Net income	$3,833,127	$3,155,379
Market value change in derivatives	(168,090)	(277,117)
Unrealized gain on short-term investment	(34,835)	—
Foreign currency translation gain (loss)	55,534	(15,147)

Total comprehensive income	$3,685,736	$2,863,115

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2003	March 31, 2004
Market value change in derivatives, net of expected tax benefit	$(292,771)	$(569,887)
Foreign currency translation	190,555	175,408

Total accumulated other comprehensive loss	$(102,216)	$(394,479)

NOTE I — On June 26, 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due 2013 through a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from the sale of Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses.

In conjunction with the $150.0 million Senior Note offering, we concurrently amended and restated our $250.0 million revolving credit facility. The term of the revolving credit facility was extended to February 2008 and certain covenants were amended to reduce the spread over LIBOR and to permit us to issue the Senior Notes to operate at higher levels of leverage and to reduce required fleet utilization rates. In January 2004, we amended our Loan and Security Agreement to permit us to purchase on the open market Securities consisting of our common stock for an aggregate amount up to $10.0 million. In March 2004, the Loan and Security Agreement was amended to permit further expansion of our lease fleet should there be a stronger demand, by changing our minimum required fixed charge coverage ratio from 2.10 to 1.0 to 1.85 to 1.0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2003 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Cautionary Factors that May Affect Future Results.”

Overview

General

Since 1996, we have followed a strategy focused on leasing rather than selling our portable storage units. Today, we derive most of our revenues from the leasing of portable storage containers and portable offices. In 2003, the average contracted lease term at lease inception was approximately 11 months for portable storage units and approximately 15 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2003, the over-all lease term averaged 25 months for portable storage units and 22 months for portable offices. As a result of these relatively long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that the Company will maintain such lengthy overall lease terms.

In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased over the years.

Over the last six years, Mobile Mini has grown both through internally generated growth and acquisitions which we use to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and reach company average levels after several years. We believe that we incur lower start-up costs and a quicker growth curve using this acquisition model than if we were to establish the new location from the ground up, without the acquisition of assets immediately producing lease revenue in the new market.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Our customers that are engaged in construction activity represented approximately 32% of our units on rent at December 31, 2003, and because of the degree of operating leverage we have, declines in non-residential construction activity can have a significant effect on our operating margins and net income. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. In 2003 we continued to see weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in 2003.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. This internal growth rate has remained positive every quarter in 2003 and 2004, but has fallen to single digits from over 20% prior to 2002 due to the slowdown in the economy, especially as the slowdown has affected the non-residential construction sector in areas where we have large branch operations, including Texas and Colorado. Mobile Mini’s goal is to increase its internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can again take advantage of the operating leverage inherent in our business model. The internal growth rate has begun to increase over the last three quarters.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities and provides us with a means to measure internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only non-recurring events reflected in the adjusted EBITDA has been the effect in 2003 of our Florida litigation expenses. In addition, several of the covenants contained under our revolving credit facility are expressed by reference to this adjusted EBITDA financial measure, similarly computed. Because EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission (SEC), we included in our annual report filed on Form 10-K with the SEC on March 31, 2004, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows, without further adjustment, for the periods ended March 31:

	Three Months Ended
	March 31,
	2003	2004
Net income	$3,833,127	$3,155,379
Interest expense	3,216,133	4,991,479
Provision for income taxes	2,450,689	2,103,586
Depreciation and amortization	2,616,887	2,979,387

EBITDA	$12,116,836	$13,229,831

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 2.0% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. Our steel lease fleet units (other than van trailers) are depreciated on the straight-line method over our units’ estimated useful life, (25 years after the date that we put the unit in service, with estimated residual values of 62.5%). The depreciation policy is supported by our historical lease fleet data which shows that we have been able to retain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over twenty years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly.

Our branch expansion program and other factors can affect our overall utilization rate. From 1996 through 2003, our annual utilization levels averaged 81.4%, and ranged from a high of 89.7% in 1996 to a low of 78.7% in 2003. The lower utilization rate in the last few years was primarily a result of (i) the fact that many of our acquisitions have had utilization levels lower than our historic average rates, especially after we add our proprietary product, (ii) the fact that it is easier to maintain a higher utilization rate at a large branch and we increased the number of small branches in more recent years, and (iii) the economic slowdown in the general economy and in particular the slowdown in the construction sector. We entered six markets in 2001, 11 markets in 2002, and one market in 2003, resulting in reduced overall utilization rates as our system absorbs the added assets. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter. Our utilization rate for the quarter ended March 31, 2004 averaged 76.2% compared to an average of 75.5% in the same period the prior year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2004

Total revenues for the quarter ended March 31, 2004 increased by $2.8 million, or 8.2%, to $36.5 million from $33.7 million for the same period in 2003. Leasing revenues for the quarter increased by $2.4 million, or 8.2%, to $32.1 million from $29.7 million for the same period in 2003. This increase resulted from a 0.6% increase in the average rental yield per unit and a 7.6% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, increased to 7.8% for the three months ended March 31, 2004, the third consecutive quarterly increase in internal growth rate. Our sales of portable storage and office units for the three months ended March 31, 2004 increased by 8.8% to $4.2 million from $3.9 million during the same 2003 period. We generally expect our level of sales to be affected more than the level of leasing activity during slower economic times, as customers conserve their cash by electing to lease rather than buy portable storage units.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended March 31, 2004 increased to 64.7% of sales from 63.6% of sales in the same period in 2003, together with the 8.8% increase in sales revenues, and resulted in a modest increase in our gross profit as compared to the same period last year.

Leasing, selling and general expenses increased $1.4 million, or 7.3%, to $20.6 million for the quarter ended March 31, 2004, from $19.2 million for the same period in 2003. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 56.3% in the quarter ended March 31, 2004, from 56.8% for the same period in 2003. Some of the major increases in leasing, selling and general expenses for the first quarter ended March 31, 2004 were insurance expense, personal property tax expense, rent expense, and repairs and maintenance expense.

EBITDA increased $1.1 million, or 9.2%, to $13.2 million for the quarter ended March 31, 2004, compared to $12.1 million for the same period in 2003.

Depreciation and amortization expenses increased $0.4 million, or 13.9%, to $3.0 million in the quarter ended March 31, 2004, from $2.6 million during the same period in 2003. The increase is primarily due to our larger lease fleet and the inclusion in the lease fleet of additional modular offices which have a higher depreciation rate than our containers. Since March 31, 2003, our lease fleet cost basis for depreciation increased by approximately $52.0 million.

Interest expense increased $1.8 million, or 55.2%, to $5.0 million for the quarter ended March 31, 2004, compared to $3.2 million for the same period in 2003. Our average debt outstanding for the three months ended March 31, 2004, compared to the same period in 2003, increased by 17.5%, primarily due to borrowings to fund the growth of our lease fleet payment of the Florida litigation judgment and debt refinancing costs, including the cost of unwinding certain interest sale swap agreements. Effective interest costs were higher in 2003 primarily because (i) we replaced lower interest rate secured debt with the unsecured Senior Notes, which bear interest at a higher annual rate, and (ii) we had more debt outstanding. The increase in interest expense associated with our Senior Notes increased the weighted average interest rate on our debt from 5.7% for the three months ended March 31, 2003 to 7.6% for the three months ended March 31, 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.0% in the 2003 quarter and 7.9% in the 2004 quarter. Our weighted average interest rate was higher during the second half of 2003 due to the issuance of Senior Notes issued on June 26, 2003. As explained below in the section entitled “Liquidity and Capital Resources”, the issuance of the Senior Notes substantially increased our liquidity, providing us with an additional source of financing, and reduced our dependence on equity financing.

Provision for income taxes was based on an annual effective tax rate of 40.0% in the quarter ended March 31, 2004, as compared to 39.0% during the same period in 2003.

Net income for the three months ended March 31, 2004 was $3.2 million compared to net income of $3.8 million for the same period in 2003. Our 2004 first quarter net income results were primarily affected by our higher interest costs associated with our higher average debt outstanding during the 2004 quarter compared to the 2003 quarter, partially offset by an increase in income from operations. In the first quarter 2004, net income per share was reduced by approximately $0.06 due to the increased interest costs associated with our issuance of our 9.5% Senior Notes in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since 1996, Mobile Mini has focused the growth of its business on its leasing operations. Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital intensive business that requires that we acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital Mobile Mini has deployed into its leasing business has been of a discretionary nature in order to expand the company’s operations geographically, to increase the number of units available for lease at the company’s leasing locations, and to add to the mix of products the company offers. During recent years, Mobile Mini’s operations have generated annual cash flow that exceeds the company’s pre-tax earnings, particularly due to the deferral of income taxes due to accelerated depreciation that is used for tax accounting.

Historically, Mobile Mini has funded much of its growth through equity and debt issuances and borrowings under its revolving credit facility. In June 2003, Mobile Mini issued $150.0 million of 9.5% Senior Notes and amended its $250.0 million senior secured revolving line of credit. The effect of this transaction was to (i) increase the Company’s interest expense, (ii) replace floating rate debt with fixed rate debt and (iii) through changes in covenants in our senior secured revolving line of credit, made possible by the issuance of the Senior Notes, to substantially increase the Company’s borrowing availability for expansion. At March 31, 2004, we had unused borrowing availability of approximately $77.7 million under our revolving credit facility, based upon the most restrictive covenants. Recently, Mobile Mini has been able to fund more of its capital expenditures from operating cash flow. Mobile Mini’s borrowings under its revolving credit facility and the principal balance of its Senior Notes increased $17.3 million from December 31, 2003 to March 31, 2004. A large portion of this increase resulted from the payment of our Florida litigation judgment of approximately $8.0 million, with the remainder of the increase used to finance expansion capital expenditures. The Company’s operating cash flow is, in general, weakest during the first quarter.

Operating Activities. Our operations required net cash of approximately $4.4 million during the three months ended March 31, 2004 compared to net cash flow generated of $3.2 million during the same period in 2003. The $7.6 million increase in cash required by operating activities was due primarily to the payment of the $8.0 million Florida litigation judgment, partially offset by lower inventory expenditures and smaller reduction in accounts payable.

Investing Activities. Net cash used in investing activities was $12.2 million for the three months ended March 31, 2004 compared to $12.0 million for the same period in 2003. Capital expenditures for our lease fleet were $11.1 million for the three months ended March 31, 2004 and $11.3 million for the same period in 2003. These expenditures relate to costs of new lease fleet units, which we added at our branches to meet demand, and refurbishment costs associated with bringing containers acquired in prior years up to Mobile Mini standards. Capital expenditures for property, plant and equipment were $1.2 million during the three months ended March 31, 2004 and $1.0 million for the same period in 2003. During the past several years, our fleet has become more customized, enabling us to differentiate our product from our competitors’ product. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $16.9 million during the three months ended March 31, 2004 compared to $7.5 million for the same period in 2003. During the three months ended March 31, 2004 and 2003, net cash provided by financing activities was primarily provided by our revolving credit facility and was used together with cash flow generated from operations to primarily fund our expansion of the lease fleet, and in 2004 to fund the Florida litigation judgment of approximately $8.0 million.

In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the quarter ended March 31, 2004, we had net additional borrowings under our credit facility of approximately $17.3 million as compared to $7.8 million for the same period in 2003. As of March 31, 2004, we had $106.3 million of borrowings outstanding under our credit facility, and approximately $77.7 million of additional borrowings were then available to us under the facility under our most restrictive covenant. As of April 30, 2004, borrowings outstanding under our credit facility were approximately $106.7 million.

The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation. The interest rate, effective March 31, 2004, under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.25% or the prime rate plus 0.5%, whichever we elect, subject to certain conditions.

We have an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreement is covered by SFAS No. 133 and accordingly resulted in a charge to comprehensive income for the three months ended March 31, 2004 of $0.3 million, net of applicable income tax benefit of $0.2 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under our secured revolving credit facility and $150.0 million of unsecured Senior Notes, together with other notes payable obligations both secured and unsecured. We also have operating lease commitments for: 1) real estate properties for the majority of our branches, 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and 3) other equipment, primarily office machines.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts aging. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2003	2004
As Reported:
Net income	$3,833,127	$3,155,379
Diluted earnings per share	$0.27	$0.22
As adjusted for change in estimates:
Net income	$3,730,389	$3,098,224
Diluted earnings per share	$0.26	$0.21

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

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2003 and determined that the carrying amount of goodwill was not impaired as of that date. We will perform this test in the future as required by SFAS 142.

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

Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, after the date that we put the unit in service. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet as a result of acquisitions of portable storage businesses.

In 2004, our depreciation policy on our steel units was modified to increase the useful life to 25 years (from 20 years), and to decrease the residual value to 62.5% (from 70%) which effectively resulted in continued depreciation on steel units for five additional years at the same annual rate (1.5%). This change was made to reflect that some of our steel units have now been in our lease fleet longer than 20 years and these units continue to be effective income producing assets that do not show signs of reaching the end of their useful life. The depreciation policy is supported by our historical lease fleet data that shows we have been able to retain comparable rental rates and sales prices irrespective of the age of the unit in our container lease fleet.

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from 62.5% residual value and a 25-year life to a lower or higher residual and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

			Three Months Ended
	Salvage	Useful Life In	March 31,
	Value	Years	2003	2004
As Reported:	62.5%	25
Net income			$3,833,127	$3,155,379
Diluted earnings per share			$0.27	$0.22
As adjusted for change in estimates:	70%	20
Net income			$3,833,127	$3,155,379
Diluted earnings per share			$0.27	$0.22
As adjusted for change in estimates:	50%	20
Net income			$3,382,258	$2,652,684
Diluted earnings per share			$0.24	$0.18
As adjusted for change in estimates:	40%	40
Net income			$3,833,127	$3,155,379
Diluted earnings per share			$0.27	$0.22
As adjusted for change in estimates:	30%	25
Net income			$3,246,997	$2,501,876
Diluted earnings per share			$0.23	$0.17
As adjusted for change in estimates:	25%	25
Net income			$3,156,823	$2,401,337
Diluted earnings per share			$0.22	$0.17

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

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in FAS 5) that a liability has been incurred and the amount of loss can be reasonably determined. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management must use considerable judgments in making reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to any pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and subsequently revised this Interpretation in December 2003 (FIN 46R). FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. FIN 46R also requires the disclosure of information about the VIE’s assets and liabilities and the nature, purpose and activities of consolidated VIE’s in the primary beneficiary’s financial statements. Additionally, FIN 46R requires disclosure of information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest. The adoption of FIN 46 and FIN 46R did not affect our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2004, we had one interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. For the quarter ended March 31, 2004, in accordance with SFAS No. 133, comprehensive income included a charge of $0.3 million, net of applicable income tax benefit of $0.2 million, related to the fair value of our interest rate swap agreement.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2003, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Cautionary Factors That May Affect Future Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s web site at www.mobilemini.com, and at the SEC’s World Wide Web site at http://www.sec.gov. Material on our web site is not incorporated in this report, except by express incorporation by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in Mobile Mini’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Mobile Mini’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description
10.3.6	Second Amendment to Amended and Restated Loan and Security Agreement, dated March 16, 2004. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

(b)	Reports on Form 8-K:

We filed a report on Form 8-K filed January 28, 2004 related to our press release pertaining to guidance for 2004 and discussion of impact of expenses on fourth quarter 2003.

We filed a report on Form 8-K filed February 26, 2004 related to our announcement of fourth quarter 2003 results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Dated: May 10, 2004	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President