Form 10-Q
period 2004-06-30
MOBILE MINI INC
filed 2004-08-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

               (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     At July 30, 2004, there were outstanding 14,578,641 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
		(unaudited)
ASSETS
Cash	$97,323	$289,351
Receivables, net of allowance for doubtful accounts of $2,102,000 and $2,608,000 at December 31, 2003 and June 30, 2004, respectively	15,907,342	19,198,152
Inventories	15,058,918	17,699,581
Lease fleet, net	382,753,903	408,110,624
Property, plant and equipment, net	34,506,768	34,800,540
Deposits and prepaid expenses	7,165,735	6,933,425
Other assets and intangibles, net	7,082,890	6,644,015
Goodwill	52,506,979	52,506,364

Total assets	$515,079,858	$546,182,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,178,725	$8,876,929
Accrued liabilities	30,640,865	26,122,990
Line of credit	89,000,000	107,706,751
Notes payable	1,610,158	894,672
Senior Notes	150,000,000	150,000,000
Deferred income taxes	47,357,603	51,535,053

Total liabilities	325,787,351	345,136,395

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,352,703 and 14,578,241 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	143,528	145,782
Additional paid-in capital	116,956,025	120,741,802
Retained earnings	72,295,170	80,032,378
Accumulated other comprehensive income (loss)	(102,216)	125,695

Total stockholders’ equity	189,292,507	201,045,657

Total liabilities and stockholders’ equity	$515,079,858	$546,182,052

Note: The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2003	2004
Revenues:
Leasing	$30,941,606	$35,744,191
Sales	3,990,030	5,274,555
Other	119,862	94,497

Total revenues	35,051,498	41,113,243

Costs and expenses:
Cost of sales	2,493,776	3,439,854
Leasing, selling and general expenses	19,541,980	22,025,181
Florida litigation expense	154,601	—
Depreciation and amortization	2,673,060	3,041,786

Total costs and expenses	24,863,417	28,506,821

Income from operations	10,188,081	12,606,422
Other income (expense):
Interest income	462	—
Interest expense	(3,239,795)	(4,970,041)
Debt restructuring expense	(10,440,346)	—

Income (loss) before provision for (benefit from) income taxes	(3,491,598)	7,636,381
Provision for (benefit from) income taxes	(1,361,723)	3,054,552

Net income (loss)	$(2,129,875)	$4,581,829

Earnings (loss) per share:
Basic	$(0.15)	$0.32

Diluted	$(0.15)	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	14,297,310	14,377,075

Diluted	14,297,310	14,608,953

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,
	2003	2004
Revenues:
Leasing	$60,645,850	$67,891,347
Sales	7,850,005	9,472,798
Other	297,632	272,510

Total revenues	68,793,487	77,636,655

Costs and expenses:
Cost of sales	4,947,770	6,154,654
Leasing, selling and general expenses	38,649,484	42,603,969
Florida litigation expense	219,041	—
Depreciation and amortization	5,289,947	6,021,173

Total costs and expenses	49,106,242	54,779,796

Income from operations	19,687,245	22,856,859
Other income (expense):
Interest income	1,247	7
Interest expense	(6,455,928)	(9,961,520)
Debt restructuring expense	(10,440,346)	—

Income before provision for income taxes	2,792,218	12,895,346
Provision for income taxes	1,088,966	5,158,138

Net income	$1,703,252	$7,737,208

Earnings per share:
Basic	$0.12	$0.54

Diluted	$0.12	$0.53

Weighted average number of common and common share equivalents outstanding:
Basic	14,295,785	14,364,945

Diluted	14,412,245	14,564,223

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows From Operating Activities:
Net income	$1,703,252	$7,737,208
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	10,440,346	—
Provision for doubtful accounts	1,303,129	1,245,216
Amortization of deferred financing costs	210,934	378,219
Depreciation and amortization	5,289,947	6,021,173
Loss (gain) on disposal of property, plant and equipment	24,808	(2,689)
Gain on sale of short-term investment	(59,185)	—
Deferred income taxes	1,140,713	5,053,196
Changes in operating assets and liabilities:
Receivables	(188,182)	(4,536,026)
Inventories	(2,430,977)	(2,640,663)
Deposits and prepaid expenses	(1,147,448)	232,310
Other assets and intangibles	(44,234)	18,484
Accounts payable	(3,051,238)	1,698,205
Accrued liabilities	43,471	(4,037,924)

Net cash provided by operating activities	13,235,336	11,166,709

Cash Flows From Investing Activities:
Net purchases of lease fleet	(25,093,884)	(29,105,645)
Net purchases of property, plant and equipment	(2,083,934)	(2,448,542)
Net proceeds on sale of short-term investment	122,912	—
Change in other assets	294,240	615

Net cash used in investing activities	(26,760,666)	(31,553,572)

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit	(130,866,078)	18,706,751
Proceeds from issuance of Senior Notes	150,000,000	—
Deferred financing costs	(6,558,917)	(13,362)
Principal payments on notes payable	(655,504)	(715,486)
Principal payments on capital lease obligations	(17,994)	—
Issuance of common stock	49,859	2,696,602

Net cash provided by financing activities	11,951,366	20,674,505

Effect of exchange rate changes on cash	101,220	(95,614)

Net increase (decrease) in cash	(1,472,744)	192,028
Cash at beginning of period	1,635,468	97,323

Cash at end of period	$162,724	$289,351

Supplemental Disclosure of Cash Flow Information:
Unrealized gain (loss) on interest rate swap agreement, net of tax	$(444,307)	$323,525

Realized loss on termination of derivatives, net of tax	$3,679,186	$—

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain previous period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current presentation.

The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2003 consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three month period and six month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss) as reported	$(2,129,875)	$4,581,829	$1,703,252	$7,737,208
Compensation expense, net of income tax benefit	(596,449)	(595,142)	(1,190,720)	(1,228,659)

Pro forma net income (loss)	$(2,726,324)	$3,986,687	$512,532	$6,508,549

Basic EPS:
As reported	$(0.15)	$0.32	$0.12	$0.54
Pro forma	(0.19)	0.28	0.04	0.45
Diluted EPS:
As reported	$(0.15)	$0.31	$0.12	$0.53
Pro forma	(0.19)	0.27	0.04	0.45

NOTE B – Recent Accounting Pronouncement. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. FIN 46, Consolidation of Variable Interest Entities (FIN 46) and subsequently revised this Interpretation in December 2003 (FIN 46R). FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. FIN 46R also requires the disclosure of information about the VIE’s assets and liabilities and the nature, purpose and activities of consolidated VIE’s in the primary beneficiary’s financial statements. Additionally, FIN 46R requires disclosure of information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest. The adoption of FIN 46 and FIN 46R did not affect our financial condition or results of operations.

NOTE C — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three month period and six month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
BASIC:
Common shares outstanding, beginning of period	14,294,814	14,353,279	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended June 30	2,496	23,796	3,071	12,242

Weighted average number of common shares outstanding	14,297,310	14,377,075	14,295,785	14,364,945

Net income (loss) available to common shareholders	$(2,129,875)	$4,581,829	$1,703,252	$7,737,208

Earnings (loss) per share	$(0.15)	$0.32	$0.12	$0.54

DILUTED:
Common shares outstanding, beginning of period	14,294,814	14,353,279	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended June 30	2,496	23,796	3,071	12,242
Employee stock options and warrants assumed converted during the period ended June 30	—	231,878	116,460	199,278

Weighted average number of common shares outstanding	14,297,310	14,608,953	14,412,245	14,564,223

Net income (loss) available to common shareholders	$(2,129,875)	$4,581,829	$1,703,252	$7,737,208

Earnings (loss) per share	$(0.15)	$0.31	$0.12	$0.53

For the three months ended June 30, 2004, 582,550 shares subject to stock options are not included in the computation of diluted earnings per share (EPS) because of the anti-dilutive effect of such shares on EPS.

For the six months ended June 30, 2003 and 2004, 1,028,100 and 934,070, respectively, of shares subject to stock options are not included in the computation of diluted earnings per share because of the anti-dilutive effect of such shares on EPS.

NOTE D — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2003	June 30, 2004
Raw material and supplies	$12,634,192	$13,217,982
Work-in-process	758,603	967,105
Finished portable storage units	1,666,123	3,514,494

	$15,058,918	$17,699,581

NOTE E — Property, plant and equipment consisted of the following at:

	December 31, 2003	June 30, 2004
Land	$772,014	$772,014
Vehicles and equipment	37,842,400	39,245,464
Buildings and improvements	9,697,128	9,836,851
Office fixtures and equipment	7,532,319	8,432,287

	55,843,861	58,286,616
Less accumulated depreciation	(21,337,093)	(23,486,076)

	$34,506,768	$34,800,540

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

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of June 30, 2004, the lease fleet totaled $434.4 as compared to $405.6 million at December 31, 2003, before accumulated depreciation of $26.3 million and $22.8 million, respectively.

The table below summarizes those transactions that increased the net value of our lease fleet from $382.8 million at December 31, 2003 to $408.1 million at June 30, 2004:

	Dollars	Units
Lease fleet at December 31, 2003, net	$382,753,903	89,492
Purchases:
Container purchases	773,525	540
Manufactured units:
Steel storage containers, combination office units and steel security offices	17,373,581	2,086
Wood mobile offices	7,712,912	370
Refurbishment and customization:
Refurbishment or customization of 540 units purchased or acquired in the current year	1,160,482
Refurbishment or customization of 1940 units purchased in a prior year	3,543,452	870	(1)
Refurbishment or customization of 545 units obtained through acquisition in a prior year	785,818	43	(2)
Other	(273,638)	(66)
Cost of sales from lease fleet	(2,258,115)	(877)
Depreciation	(3,461,296)

Lease fleet at June 30, 2004, net	$408,110,624	92,458

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

The table below outlines the composition of our lease fleet at June 30, 2004:

	Net Book	Number of
	Value	Units
Steel storage containers	$265,881,432	77,254
Offices	164,234,809	12,784
Van trailers	3,988,251	2,420
Other, primarily flatbed type chassis	296,109
Accumulated depreciation	(26,289,977)

	$408,110,624	92,458

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

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, income tax, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such event during the last several years has been the effect of the Florida litigation, which was concluded in 2003.

Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss)	$(2,129,875)	$4,581,829	$1,703,252	$7,737,208
Market value change in derivatives	(383,075)	600,642	(444,307)	323,525
Realized loss on termination of derivatives	3,786,044	—	3,679,186	—
Unrealized gain on short-term investment	—	—	(34,835)	—
Foreign currency translation gain (loss)	45,686	(80,467)	101,220	(95,614)

Total comprehensive income	$1,318,780	$5,102,004	$5,004,516	$7,965,119

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	December 31, 2003	June 30, 2004
Market value change in derivatives	$(292,771)	$30,754
Foreign currency translation	190,555	94,941

Total accumulated other comprehensive income (loss)	$(102,216)	$125,695

NOTE I – On June 26, 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due 2013 through a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from the sale of Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses.

In conjunction with the $150.0 million Senior Note offering, we concurrently amended and restated our $250.0 million revolving credit facility. The term of the revolving credit facility was extended to February 2008 and certain covenants were amended to reduce the spread over LIBOR and to permit us to issue the Senior Notes to operate at higher levels of leverage and to reduce required fleet utilization rates. In January 2004, we amended our Loan and Security Agreement to permit us to purchase on the open market securities consisting of our common stock for an aggregate amount up to $10.0 million. In March 2004, the Loan and Security Agreement was amended to permit further expansion of our lease fleet should there be a stronger demand, by changing our minimum required fixed charge coverage ratio from 2.10 to 1.0 to 1.85 to 1.0. In August 2004, our lenders agreed to further amend our Loan and Security Agreement to reduce the interest rate, which is a spread over LIBOR and which varies based upon our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses.

Based upon our current ratio, the spread over LIBOR has been reduced, effective August 1, 2004, from 2.25% to 2.00%.

NOTE J – In July 2004, we opened a new branch in Detroit, Michigan through the acquisition of portable container assets of AAA Instant Storage, Inc., a privately owned company operating in the Detroit metropolitan area, for a purchase price of approximately $1.3 million. With this acquisition, we operate 48 branches located in 28 states and one Canadian province.

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

Over the last six years, Mobile Mini has grown both through internally generated growth and through acquisitions, which we use to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We believe that we incur lower start-up costs and a quicker growth curve using this acquisition model than if we were to establish the new location from the ground up, without the acquisition of assets immediately producing lease revenue in the new market.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Our customers that are engaged in construction activity represented approximately 32% of our units on rent at December 31, 2003, and because of the degree of operating leverage we have, declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2003 we continued to see weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in 2003. In 2004, the level of non-residential construction activity in the U.S. leveled off and rose slightly after two years of steep declines. As a result the leveling off of the non-residential construction sector and general improvements in the economy, our adjusted EBITDA began to grow more rapidly in 2004.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. This internal growth rate has remained positive every quarter in 2003 and 2004, but had fallen to single digits, from over 20% prior to 2002, due to the slowdown in the economy, especially as the slowdown affected the non-residential construction sector in certain areas where we have large branch operations, including Texas and Colorado. In the quarter ended December 31, 2003, our internal growth rate began to increase, and during the quarter ended June 30, 2004, our internal growth rate reached almost 15%, reflecting an improvement in both economic and market conditions. Mobile Mini’s goal is to maintain or increase this internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can continue to take advantage of the operating leverage inherent in our business model.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only non-recurring event reflected in the adjusted EBITDA has been the effect in 2003 of our Florida litigation expense. This litigation concluded in 2003. In addition, several of the covenants contained under our revolving credit facility are expressed by reference to this adjusted EBITDA financial measure, similarly computed. Because EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission (SEC), we included in our annual report filed on Form 10-K with the SEC on March 15, 2004, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. Our EBITDA is calculated as follows, without further adjustment, for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss)	$(2,129,875)	$4,581,829	$1,703,252	$7,737,208
Interest expense	3,239,795	4,970,041	6,455,928	9,961,520
Debt restructuring expense	10,440,346	—	10,440,346	—
Provision for (benefit of) income taxes	(1,361,723)	3,054,552	1,088,966	5,158,138
Depreciation and amortization	2,673,060	3,041,786	5,289,947	6,021,173

EBITDA	$12,861,603	$15,648,208	$24,978,439	$28,878,039

In managing our business, we routinely compare our adjusted EBITDA margins from year to year and based upon age of branch. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch by branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.

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

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. Our steel lease fleet units (other than van trailers) are depreciated on the straight-line method over our units’ estimated useful life (25 years after the date that we put the unit in service, with estimated residual values of 62.5%). The depreciation policy is supported by our historical lease fleet data which shows that we have been able to retain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly.

Our branch expansion program and other factors can affect our overall utilization rate. From 2000 through 2003, our annual utilization levels ranged from a high of 85.3% in 2000 to a low of 78.7% in 2003. The lower utilization rate in the last two years was primarily a result of (i) the fact that many of our acquired branches, at the time of the acquisition transaction and for various periods thereafter, have had utilization levels lower than our historic average rates, especially after we add our proprietary product, (ii) the fact that it is easier to maintain a higher utilization rate at a large branch but we increased the number of small branches in more recent years, and (iii) the economic slowdown in the general economy and in particular the slowdown in the construction sector. We entered six markets in 2001, 11 markets in 2002, and one market in 2003, resulting in reduced overall utilization rates as our system absorbs the added assets. With the addition of fewer markets in 2003 and to date in 2004, we are focusing on increasing our utilization rate by balancing inventory between markets and decreasing the number of out of service units. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter. Our utilization rate for the quarter ended June 30, 2004 averaged 78.7% compared to an average of 77.3% in the same period the prior year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to
Three Months Ended June 30, 2004

Total revenues for the quarter ended June 30, 2004 increased by $6.1 million, or 17.3%, to $41.1 million from $35.1 million for the same period in 2003. Leasing revenues for the quarter increased by $4.8 million, or 15.5%, to $35.7 million from $30.9 million for the same period in 2003. The leasing revenues increase resulted from a 5.0% increase in the average rental yield per unit and a 10.0% increase in the average number of units on lease. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, increased to 14.9% for the three months ended June 30, 2004, the fourth consecutive quarterly increase in internal growth rate. Our sales of portable storage and office units for the three months ended June 30, 2004 increased by 32.2% to $5.3 million from $4.0 million during the same 2003 period. This increase is attributable to a large government related sale during the second quarter of 2004 and to an increase in both the price of steel and used containers, which was passed on to customers who purchased units, resulting in a higher price per unit sold.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended June 30, 2004 increased to 65.2% of sales from 62.5% of sales in the same period in 2003. The lower profit margin in the second quarter ended June 30, 2004 is attributable to the lower profit margin on the government related sale and to the sale of a sizable number of van trainers from the fleet at margins lower than our normal levels.

Leasing, selling and general expenses increased $2.5 million, or 12.7%, to $22.0 million for the quarter ended June 30, 2004, from $19.5 million for the same period in 2003. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 53.6% in the quarter ended June 30, 2004, from 55.8% for the same period in 2003. Among the major increases in leasing, selling and general expenses for the quarter ended June 30, 2004 were payroll and related costs, insurance expense, personal property tax expense, rent expense, and repairs and maintenance expense.

EBITDA increased $2.8 million, or 21.7%, to $15.6 million for the quarter ended June 30, 2004, compared to $12.9 million for the same period in 2003.

Florida litigation expenses in 2003 represents the litigation and related costs expensed during the period related to the defense of Nuko Holdings I, LLC v Mobile Mini which is discussed in the Company’s prior SEC filings. The litigation was concluded during 2003 and there are no similar expenses in 2004.

Depreciation and amortization expenses increased $0.4 million, or 13.8%, to $3.0 million in the quarter ended June 30, 2004, from $2.7 million during the same period in 2003. The increase is primarily due to our larger lease fleet and the inclusion in the lease fleet of additional modular offices which have a higher depreciation rate than our containers. Since June 30, 2003, our lease fleet cost basis for depreciation increased by $56.0 million.

Interest expense increased $1.7 million, or 53.4%, to $5.0 million for the quarter ended June 30, 2004, compared to $3.2 million for the same period in 2003. Our average debt outstanding increased by 15.1% for the three months ended June 30, 2004, compared to the same period in 2003. This increase was primarily due to borrowings to fund the growth of our lease fleet, payment of the Florida litigation judgment and debt refinancing costs, including the cost of unwinding certain interest rate swap agreements. Effective interest costs were higher in 2004 primarily because (i) we replaced lower interest rate secured debt with the unsecured Senior Notes, which bear interest at a higher annual rate, and (ii) we had more debt outstanding. The increase in interest expense associated with our Senior Notes increased the weighted average interest rate on our debt from 5.6% for the three months ended June 30, 2003 to 7.5% for the three months ended June 30, 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 5.8% in the 2003 quarter and 7.8% in the 2004 quarter. Our weighted average interest rate was higher during the second half of 2003 due to the issuance of Senior Notes issued on June 26, 2003. As explained below in the section entitled “Liquidity and Capital Resources” the issuance of the Senior Notes substantially increased our liquidity, providing us with an additional source of financing, and reduced our dependence on equity financing.

Debt restructuring expense in 2003 was $10.4 million and includes the expenses related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of $150.0 million Senior Notes (approximately $8.7 million) and the write off of certain capitalized debt issuance costs associated with our revolving credit agreement before it was amended and restated in June 2003 (approximately $1.7 million).

Provision for income taxes was based on an annual effective tax rate of 40.0% in the quarter ended June 30, 2004, as compared to 39.0% during the same period in 2003.

Net income for the three months ended June 30, 2004 was $4.6 million compared to a net loss of $2.1 million for the same period in 2003. The 2003 second quarter net income results were adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of $4.0 million). Our second quarter net income results were adversely affected by the higher interest costs associated with the higher average interest rate on our debt outstanding during the 2004 quarter compared to the 2003 quarter, partially offset by an increase in income from operations. In the second quarter 2004, net income per share was reduced by approximately $0.06 due to the increased interest costs associated with the issuance of the 9.5% Senior Notes in June 2003 and the use of the proceeds to pay down lower interest rate secured debt.

Six Months Ended June 30, 2003 Compared to
Six Months Ended June 30, 2004

Total revenues for the six months ended June 30, 2004 increased by $8.8 million, or 12.9%, to $77.6 million from $68.8 million for the same period in 2003. Leasing revenues for the six month period increased by $7.2 million, or 11.9%, to $67.9 million from $60.6 million for the same period in 2003. The leasing revenue increase resulted from a 2.9% increase in the average rental yield per unit and an 8.8% increase in the average number of units on lease. Our internal growth rate, excluding any growth arising as a result of additional acquisitions in those markets, increased to 11.4% for the six months ended June 30, 2004, compared to 8.2% during the 2003 six month period. Our sales of portable storage and office units for the six months ended June 30, 2004 increased by 20.7%, to $9.5 million from $7.9 million during the same 2003 period. This increase is attributable to a large government related sale during the second quarter of 2004 and to an increase in both the price of steel and used containers, which was passed on to customers who purchased units, resulting in a higher price per unit sold.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the six months ended June 30, 2004 increased to 65.0% of sales from 63.0% of sales in the same period in 2003. The lower profit margin in the six months ended June 30, 2004 is attributable to the lower profit margin on the government related sale and to the sale of van trailers from the fleet at margins lower than our normal levels.

Leasing, selling and general expenses increased $4.0 million, or 10.2%, to $42.6 million for the six months ended June 30, 2004, from $38.6 million for the same period in 2003. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 54.9% in the six months ended June 30, 2004, from 56.2% for the same period in 2003. Among the major increases in leasing, selling and general expenses for the first six months ended June 30, 2004 were payroll and related costs, insurance expense, personal property tax expense, rent expense, and repairs and maintenance expense.

EBITDA increased $3.9 million, or 15.6%, to $28.9 million for the six months ended June 30, 2004, compared to $25.0 million for the same period in 2003.

Florida litigation expenses in 2003 represents the litigation and related costs expensed during the period related to the defense of Nuko Holdings I, LLC v Mobile Mini which is discussed in the Company’s prior SEC filings. The litigation was concluded during 2003 and there are no similar expenses in 2004.

Depreciation and amortization expenses increased $0.7 million, or 13.8%, to $6.0 million in the six months ended June 30, 2004, from $5.3 million during the same period in 2003. The increase is primarily due to our larger lease fleet and the inclusion in the lease fleet of additional modular offices which have a higher depreciation rate than our containers. Since June 30, 2003, our lease fleet cost basis for depreciation increased by $56.0 million.

Interest expense increased $3.5 million, or 54.3%, to $10.0 million for the six months ended June 30, 2004, compared to $6.5 million for the same period in 2003. Our average debt outstanding increased by 11.0% for the six months ended June 30, 2004, compared to the same period in 2003. This increase was primarily due to borrowings to fund the growth of our lease fleet, payment of the Florida litigation judgment and debt refinancing costs, including the cost of unwinding certain interest rate swap agreements. Effective interest costs were higher in 2004 primarily because (i) we replaced lower interest rate secured debt with the unsecured Senior Notes, which bear interest at a higher annual rate, and (ii) we had more debt outstanding. The increase in interest expense associated with our Senior Notes increased the weighted average interest rate on our debt from 6.8% for the six months ended June 30, 2003 to 7.5% for the six months ended June 30, 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.1% in the 2003 six month period and 7.8% in the 2004 six month period. Our weighted average interest rate was higher during the second half of 2003 and during subsequent periods due to the issuance of our 9.5% Senior Notes on June 26, 2003. As explained below in the section entitled “Liquidity and Capital Resources”, the issuance of the Senior Notes substantially increased our liquidity, providing us with an additional source of financing, and reduced our dependence on equity financing.

Debt restructuring expense in 2003 was $10.4 million and includes the expenses related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of $150.0 million Senior Notes ($8.7 million) and the write off of certain capitalized debt issuance costs ($1.7 million) associated with our revolving credit agreement before it was amended and restated in June 2003.

Provision for income taxes was based on an annual effective tax rate of 40.0% in the six months ended June 30, 2004, as compared to 39.0% during the same period in 2003.

Net income for the six months ended June 30, 2004 was $7.7 million compared to net income of $1.7 million for the same period in 2003. The 2003 net income results were adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of $4.0 million). Our 2004 net income results were additionally affected by our higher interest costs associated with our higher average debt outstanding during the 2004 six month period compared to the 2003 six month period, partially offset by an increase in income from operations. In the first six month period 2004, net income per share was reduced by approximately $0.12 due to the increased interest costs associated with our 9.5% Senior Notes issued in June 2003 and the use of the proceeds to pay down lower interest rate secured debt.

LIQUIDITY AND CAPITAL RESOURCES

Since 1996, Mobile Mini has focused the growth of its business on its leasing operations. Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for our lease fleet, through working capital and funds generated from operations. Leasing is a capital intensive business that requires that we acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital Mobile Mini has deployed into its leasing business has been of a discretionary nature in order to expand the company’s operations geographically, to increase the number of units available for lease at the company’s leasing locations, and to add to the mix of products the company offers. During recent years, Mobile Mini’s operations have generated annual cash flow that exceeds the company’s pre-tax earnings, particularly due to the deferral of income taxes due to accelerated depreciation that is used for tax accounting.

Historically, we have funded much of our growth through equity and debt issuances and borrowings under our revolving credit facility. In June 2003, we issued $150.0 million of 9.5% Senior Notes and amended our $250.0 million senior secured revolving line of credit. The effect of this transaction was to (i) increase our interest expense, (ii) replace floating rate debt with fixed rate debt and (iii) through changes in covenants in our senior secured revolving line of credit, made possible by the issuance of the Senior Notes, to substantially increase our borrowing availability for use in connection with expansion. At June 30, 2004, we had unused borrowing availability of approximately $91.1 million under our revolving credit facility, based upon the most restrictive covenant. Recently, we have been able to fund most of our capital expenditures from operating cash flow. Our borrowings under our revolving credit facility increased $18.7 million from December 31, 2003 to June 30, 2004. A large portion of this increase resulted from the payment of our Florida litigation judgment of $8.0 million, with the remainder of the increase used to finance expansion capital expenditures as demand for our portable storage product and portable offices accelerated. Our operating cash flow is, in general, weakest during the first half of each year.

As of August 1, 2004, our lenders agreed to amend our senior secured revolving line of credit to reduce the interest rate by reducing the spread over LIBOR at various levels of leverage. Based upon our current level of leverage, our interest rate has been reduced from LIBOR plus 2.25% to LIBOR plus 2.00%.

Operating Activities. Our operations provided net cash flow of $11.2 million during the six months ended June 30, 2004 compared to $13.2 million during the same period in 2003. The $2.0 million decrease in cash provided by operating activities was due primarily to the payment of the $8.0 million Florida litigation judgment in the first quarter of 2004, and an increase in receivables in 2004. These factors were partially offset by an increase in accounts payable in 2004. During 2003, operating cash flow had been negatively impacted by the debt restructuring expense of $10.4 million.

Investing Activities. Net cash used in investing activities was $31.6 million for the six months ended June 30, 2004, compared to $26.8 million for the same period in 2003. Capital expenditures for our lease fleet were $29.1 million for the six months ended June 30, 2004 and $25.1 million for the same period in 2003. These expenditures relate to costs of new lease fleet units, which we added at our branches to meet demand, and refurbishment costs associated with bringing containers acquired in prior years up to Mobile Mini standards. Capital expenditures during 2004 were higher primarily because the Company’s growth rate accelerated and additional fleet units were needed to meet customer demand. In addition, costs of raw material and used shipping containers increased over the prior year. Capital expenditures for property, plant and equipment were $2.4 million during the six months ended June 30, 2004 and $2.1 million for the same period in 2003. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $20.7 million during the six months ended June 30, 2004 compared to $12.0 million for the same period in 2003. During the six months ended June 30, 2004 net cash provided by financing activities was primarily provided by our revolving credit facility and was used together with cash flow generated from operations to fund our expansion of the lease fleet, and to fund payment of the Florida litigation judgment of $8.0 million. Cash provided by financing activities included the exercise of $2.7 million of employee stock options. During the six months ended June 30, 2003, the Company issued $150.0 million of its 9.5% Senior Notes and repaid $130.9 million of its revolving credit facility. The net borrowings were used together with cash flow from operations to primarily fund the expansion of the lease fleet.

In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the six month period ended June 30, 2004, we had net additional borrowings under our credit facility of $18.7 million as compared to $12.6 million for the same period in 2003, before giving effect to our issuance of $150.0 million of Senior Notes in June 2003. As of June 30, 2004, we had $107.7 million of borrowings outstanding under our credit facility, and approximately $91.1 million of additional borrowings were then available to us under the facility under our most restrictive covenant. As of July 30, 2004, borrowings outstanding under our credit facility were $116.0 million.

The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation.

We have an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreement is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the six months ended June 30, 2004 of $0.3 million, net of applicable income tax provision of $0.2 million.

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

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $2.8 million in letters of credit and an agreement under which we are contingently responsible for $1.2 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

We currently do not have any obligations under purchase agreements. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment, but currently have no commitments recorded as a capital lease.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
As Reported:
Net income (loss)	$(2,129,876)	$4,581,829	$1,703,252	$7,737,208
Diluted earnings (loss) per share	$(0.15)	$0.31	$0.12	$0.53
As adjusted for change in estimates:
Net income (loss)	$(2,238,978)	$4,502,838	$1,491,411	$7,550,272
Diluted earnings (loss) per share	$(0.16)	$0.31	$0.10	$0.52

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

		Useful	Three Months Ended		Six Months Ended
	Residual	Life In	June 30,		June 30,
	Value	Years	2003	2004	2003	2004
As Reported:	62.5%	25
Net income (loss)			$(2,129,875)	$4,581,829	$1,703,253	$7,737,208
Diluted earnings (loss) per share			$(0.15)	$0.31	$0.12	$0.53
As adjusted for change in estimates:	70%	20
Net income (loss)			$(2,129,875)	$4,581,829	$1,703,253	$7,737,208
Diluted earnings (loss) per share			$(0.15)	$0.31	$0.12	$0.53
As adjusted for change in estimates:	50%	20
Net income (loss)			$(2,594,957)	$4,062,572	$785,535	$6,710,501
Diluted earnings (loss) per share			$(0.18)	$0.28	$0.05	$0.46
As adjusted for change in estimates:	40%	40
Net income (loss)			$(2,129,875)	$4,581,829	$1,703,253	$7,737,208
Diluted earnings (loss) per share			$(0.15)	$0.31	$0.12	$0.53
As adjusted for change in estimates:	30%	25
Net income (loss)			$(2,734,481)	$3,906,796	$510,220	$6,402,489
Diluted earnings (loss)per share			$(0.19)	$0.27	$0.04	$0.44
As adjusted for change in estimates:	25%	25
Net income (loss)			$(2,827,498)	$3,802,944	$326,676	$6,197,147.
Diluted earnings (loss) per share			$(0.20)	$0.26	$0.02	$0.43

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

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2004, we had one interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. For the six months ended June 30, 2004, in accordance with SFAS No. 133, comprehensive income included $0.3 million, net of applicable income tax provision of $0.2 million, related to the fair value of our interest rate swap agreement.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contains forward-looking information about our Company’s financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	our ability to manage our planned growth, both internally and at new branches

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	the timing and number of new branches that we open or acquire

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related legal proceedings

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including costs of raw materials

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 23, 2004 in Phoenix, Arizona. On the record date for the annual meeting, 14,353,303 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	For	Withheld
Election of Directors, each to serve a three year term:
Lawrence Trachtenberg	14,014,084	89,082
Ronald J. Marusiak	13,873,980	229,186

	For	Against	Withheld
Ratification of appointment of Ernst & Young LLP as the Independent Auditors for the fiscal year ending December 31, 2004:	13,831,574	266,481	5,111

In addition to the election of two directors at the annual meeting, the terms of five directors continued after the meeting. The continuing directors are Steven G. Bunger, Thomas R. Graunke, Michael L. Watts, Stephen A McConnell and Carolyn A. Clawson.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (filed herewith):

Number	Description
10.3.7	Third Amendment to Amended and Restated Loan and Security Agreement

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

(b)	Reports on Form 8-K:

We filed a report on Form 8-K filed May 4, 2004 related to our announcement of first quarter 2004 financial results.

We filed a report on Form 8-K filed June 23, 2004 related to our press release pertaining to our earnings guidance for the 2004 second quarter and for the 2004 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Dated: August 9, 2004	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer &
Executive Vice President

EXHIBIT INDEX

Number	Description
10.3.7	Third Amendment to Amended and Restated Loan and Security Agreement

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).