Form 10-Q
period 2004-09-30
MOBILE MINI INC
filed 2004-11-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

     Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒  No☐

     At October 29, 2004, there were outstanding 14,601,991 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED September 30, 2004

PAGE
NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets	3
December 31, 2003 and September 30, 2004 (Unaudited)
Condensed Unaudited Consolidated:
Statements of Income Three Months ended September 30, 2003 and September 30, 2004	4
Statements of Income Nine Months ended September 30, 2003 and September 30, 2004	5
Condensed Unaudited Consolidated Statements of Cash Flows	6
Nine Months ended September 30, 2003 and September 30, 2004
Notes to Condensed Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and	13
Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURES	26
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(unaudited)
ASSETS
Cash	$97,323	$195,396
Receivables, net of allowance for doubtful accounts of $2,102,000 and $2,030,000 at December 31, 2003 and September 30, 2004, respectively	15,907,342	18,779,943
Inventories	15,058,918	18,907,896
Lease fleet, net	382,753,903	431,619,130
Property, plant and equipment, net	34,506,768	34,875,605
Deposits and prepaid expenses	7,165,735	8,697,968
Other assets and intangibles, net	7,082,890	6,665,170
Goodwill	52,506,979	53,289,858

Total assets	$515,079,858	$573,030,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,178,725	$11,180,392
Accrued liabilities	30,640,865	25,949,890
Line of credit	89,000,000	121,905,163
Notes payable	1,610,158	1,523,529
Senior Notes	150,000,000	150,000,000
Deferred income taxes	47,357,603	55,240,054

Total liabilities	325,787,351	365,799,028

Commitments and contingencies
Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,352,703 and 14,601,591 issued and outstanding at December 31, 2003 and September 30, 2004, respectively	143,528	146,016
Additional paid-in capital	116,956,025	121,140,026
Retained earnings	72,295,170	85,869,076
Accumulated other comprehensive income (loss)	(102,216)	76,820

Total stockholders’ equity	189,292,507	207,231,938

Total liabilities and stockholders’ equity	$515,079,858	$573,030,966

Note: The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,
	2003	2004
Revenues:
Leasing	$32,772,488	$38,914,829
Sales	3,653,165	4,449,921
Other	210,771	158,414

Total revenues	36,636,424	43,523,164

Costs and expenses:
Cost of sales	2,354,563	2,689,604
Leasing, selling and general expenses	19,164,501	22,821,156
Florida litigation expense	64,935	—
Depreciation and amortization	2,831,721	3,132,108

Total costs and expenses	24,415,720	28,642,868

Income from operations	12,220,704	14,880,296
Other income (expense):
Interest income	616	—
Interest expense	(4,886,651)	(5,152,465)

Income before provision for income taxes	7,334,669	9,727,831
Provision for income taxes	2,860,520	3,891,132

Net income	$4,474,149	$5,836,699

Earnings per share:
Basic	$0.31	$0.40

Diluted	$0.31	$0.39

Weighted average number of common and common share equivalents outstanding:
Basic	14,311,834	14,586,952

Diluted	14,482,277	14,905,074

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,
	2003	2004
Revenues:
Leasing	$93,418,338	$106,806,176
Sales	11,503,170	13,922,719
Other	508,403	430,924

Total revenues	105,429,911	121,159,819

Costs and expenses:
Cost of sales	7,302,333	8,844,258
Leasing, selling and general expenses	57,813,985	65,425,125
Florida litigation expense	283,976	—
Depreciation and amortization	8,121,668	9,153,281

Total costs and expenses	73,521,962	83,422,664

Income from operations	31,907,949	37,737,155
Other income (expense):
Interest income	1,863	7
Interest expense	(11,342,579)	(15,113,985)
Debt restructuring expense	(10,440,346)	—

Income before provision for income taxes	10,126,887	22,623,177
Provision for income taxes	3,949,486	9,049,271

Net income	$6,177,401	$13,573,906

Earnings per share:
Basic	$0.43	$0.94

Diluted	$0.43	$0.92

Weighted average number of common and common share equivalents outstanding:
Basic	14,301,155	14,439,487

Diluted	14,434,417	14,697,390

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash Flows From Operating Activities:
Net income	$6,177,401	$13,573,906
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	10,440,346	—
Provision for doubtful accounts	1,585,490	1,115,581
Amortization of deferred financing costs	401,115	567,501
Depreciation and amortization	8,121,668	9,153,281
Loss (gain) on disposal of property, plant and equipment	26,958	(1,109)
Gain on sale of short-term investment	(59,185)	—
Deferred income taxes	3,990,774	8,990,418
Changes in operating assets and liabilities:
Receivables	(1,165,763)	(3,988,182)
Inventories	(2,798,123)	(3,762,501)
Deposits and prepaid expenses	(2,921,271)	(1,532,233)
Other assets and intangibles	(41,663)	(2,605)
Accounts payable	(2,341,581)	4,001,667
Accrued liabilities	5,608,284	(4,492,365)

Net cash provided by operating activities	27,024,450	23,623,359

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(1,281,530)
Net purchases of lease fleet	(38,811,244)	(54,250,786)
Net purchases of property, plant and equipment	(3,250,534)	(3,565,883)
Net proceeds on sale of short-term investment	122,912	—
Change in other assets	333,759	235

Net cash used in investing activities	(41,605,107)	(59,097,964)

Cash Flows From Financing Activities:
Net borrowings (repayments) under line of credit	(130,826,275)	32,905,163
Proceeds from issuance of notes payable	767,844	839,441
Proceeds from issuance of Senior Notes	150,000,000	—
Deferred financing costs	(6,558,917)	(284,803)
Principal payments on notes payable	(851,260)	(926,070)
Principal payments on capital lease obligations	(53,136)	—
Issuance of common stock	453,742	2,991,077

Net cash provided by financing activities	12,931,998	35,524,808

Effect of exchange rate changes on cash	105,012	47,870

Net increase (decrease) in cash	(1,543,647)	98,073
Cash at beginning of period	1,635,468	97,323

Cash at end of period	$91,821	$195,396

Supplemental Disclosure of Cash Flow Information:
Unrealized gain (loss) on interest rate swap agreement, net of tax	$(163,036)	$131,166

Realized loss on termination of derivatives, net of tax	$3,679,186	$—

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain previous period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current presentation.

The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2003 consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three month period and nine month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income as reported	$4,474,149	$5,836,699	$6,177,401	$13,573,906
Compensation expense, net of income tax benefit	(617,245)	(512,553)	(1,807,965)	(1,741,212)

Pro forma net income	$3,856,904	$5,324,146	$4,369,436	$11,832,694

Basic EPS:
As reported	$0.31	$0.40	$0.43	$0.94
Pro forma	0.27	0.36	0.31	0.82
Diluted EPS:
As reported	$0.31	$0.39	$0.43	$0.92
Pro forma	0.27	0.36	0.30	0.81

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

NOTE C — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three month period and nine month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
BASIC:
Common shares outstanding, beginning of period	14,300,614	14,578,241	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended September 30,	11,220	8,711	8,441	86,784

Weighted average number of common shares outstanding	14,311,834	14,586,952	14,301,155	14,439,487

Net income available to common shareholders	$4,474,149	$5,836,699	$6,177,401	$13,573,906

Earnings per share	$0.31	$0.40	$0.43	$0.94

DILUTED:
Common shares outstanding, beginning of period	14,300,614	14,578,241	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued during the period ended September 30,	11,220	8,711	8,441	86,784
Employee stock options and warrants assumed converted during the period ended September 30,	170,443	318,122	133,262	257,903

Weighted average number of common shares outstanding	14,482,277	14,905,074	14,434,417	14,697,390

Net income available to common shareholders	$4,474,149	$5,836,699	$6,177,401	$13,573,906

Earnings per share	$0.31	$0.39	$0.43	$0.92

For the three months ended September 30, 2003 and 2004, 731,323 and 468,750, respectively, of shares subject to stock options are not included in the computation of diluted earnings per share (EPS) because of the anti-dilutive effect of such shares on EPS.

For the nine months ended September 30, 2003 and 2004, 1,047,600 and 482,570, respectively, of shares subject to stock options are not included in the computation of diluted earnings per share because of their anti-dilutive effect of such shares on EPS.

NOTE D — Inventories are stated at the lower of cost or market, with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories consisted of the following at:

	December 31, 2003	September 30, 2004
Raw material and supplies	$12,634,192	$13,675,855
Work-in-process	758,603	898,177
Finished portable storage units	1,666,123	4,333,864

	$15,058,918	$18,907,896

NOTE E — Property, plant and equipment consisted of the following at:

	December 31, 2003	September 30, 2004
Land	$772,014	$772,014
Vehicles and equipment	37,842,400	39,842,189
Buildings and improvements	9,697,128	9,868,571
Office fixtures and equipment	7,532,319	8,918,909

	55,843,861	59,401,683
Less accumulated depreciation	(21,337,093)	(24,526,078)

	$34,506,768	$34,875,605

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

In 2004, we modified our depreciation policy on our steel units to increase the useful life to 25 years (from 20 years), and to decrease the residual value to 62.5% (from 70%) which effectively resulted in continued depreciation on these units for five additional years at the same annual rate (1.5%). This change was made to reflect that some of our steel units have now been in our lease fleet longer than 20 years and these units continue to be effective income producing assets that do not show signs of reaching the end of their useful life. The depreciation policy is supported by our historical lease fleet data that shows we have been able to obtain comparable rental rates and sales prices irrespective of the age of the unit in our container lease fleet.

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

Normal repairs and maintenance to the portable storage and mobile office units are expensed when incurred. As of September 30, 2004, the lease fleet totaled $459.8 million as compared to $405.6 million at December 31, 2003, before accumulated depreciation of $28.2 million and $22.8 million, respectively.

The table below summarizes those transactions that increased the net value of our lease fleet from $382.8 million at December 31, 2003 to $431.6 million at September 30, 2004:

	Dollars	Units
Lease fleet at December 31, 2003, net	$382,753,903	89,492
Purchases:
Container purchases	3,709,101	2,251
Manufactured units:
Steel storage containers, combination office units and steel security offices	28,242,590	3,783
Wood mobile offices	12,629,172	595
Refurbishment and customization:
Refurbishment or customization of 2,269 units purchased or acquired in the current year	3,667,883
Refurbishment or customization of 3,871 units purchased in a prior year	8,313,664	2,156	(1)
Refurbishment or customization of 870 units obtained through acquisition in a prior year	1,308,749	61	(2)
Other	(535,511)	(112)
Cost of sales from lease fleet	(3,078,326)	(1,244)
Depreciation	(5,392,095)

Lease fleet at September 30, 2004, net	$431,619,130	96,982

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

The table below outlines the composition of our lease fleet at:

	December 31, 2003		September 30, 2004
	Net Book	Number of	Net Book	Number of
	Value	Units	Value	Units
Steel storage containers	$252,449,396	74,848	$282,180,001	81,240
Offices	148,244,087	11,866	173,535,218	13,425
Van trailers	4,464,269	2,778	3,899,547	2,317
Other, primarily flatbed type chassis	424,833		225,141
Accumulated depreciation	(22,828,682)		(28,220,777)

	$382,753,903	89,492	$431,619,130	96,982

NOTE G – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, income tax, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such non-recurring event during the last several years has been the expenses that we incurred in connection with our litigation in Florida in Nuko Holdings I, LLC v. Mobile Mini, which was completed in 2003; these expenses included the costs of defending in the lawsuit and the cost of the judgment.

Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income	$4,474,149	$5,836,699	$6,177,401	$13,573,906
Market value change in derivatives	281,271	(192,359)	(163,036)	131,166
Realized gain on termination of derivatives	—	—	3,679,186	—
Unrealized loss on short-term investment	—	—	(34,835)	—
Foreign currency translation gain	3,792	143,484	105,012	47,870

Total comprehensive income	$4,759,212	$5,787,824	$9,763,728	$13,752,942

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	December 31, 2003	September 30, 2004

Market value change in derivatives	$(292,771)	$(161,605)
Foreign currency translation	190,555	238,425

Total accumulated other comprehensive income (loss)	$(102,216)	$76,820

NOTE I – On June 26, 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due 2013 through a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from the sale of Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses.

In conjunction with the $150.0 million Senior Note offering, we concurrently amended and restated our $250.0 million revolving credit facility. The term of the revolving credit facility was extended to February 2008 and certain covenants were amended to reduce the spread over LIBOR, by which the interest rate is determined and to permit us to issue the Senior Notes to operate at higher levels of leverage and to reduce required fleet utilization rates. In January 2004, we amended our Loan and Security Agreement such that, if our Board of Directors were to adopt a stock repurchase plan, we would be permitted under the agreement to purchase in the open market an aggregate of up to $10.0 million of our common stock. In March 2004, the Loan and Security Agreement was amended to permit further expansion of our lease fleet should there be a stronger demand, by changing our minimum required fixed charge coverage ratio from 2.10 to 1.0 to 1.85 to 1.0. In August 2004, our lenders agreed to further amend our Loan and Security Agreement to reduce the interest rate, which is a spread over LIBOR and varies based upon our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses. Based upon our current ratio, the spread over LIBOR has been reduced, effective August 1, 2004, from 2.25% to 2.00%.

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

Over the last six years, Mobile Mini has grown both through internally generated growth and through acquisitions, which we use to gain presence in new markets. Typically, we enter a new market through the acquisition of a business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break-even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We believe that we incur lower start-up costs and a quicker growth curve using this acquisition model than if we were to establish the new location from the ground up, without the acquisition of assets that immediately produce lease revenue in the new market.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Our customers that are engaged in construction activity represented approximately 32% of our units on rent at December 31, 2003, and because of the degree of operating leverage we have, declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003 we saw weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. In 2004, the level of non-residential construction activity in the U.S. leveled off and rose slightly after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA began to grow rapidly in 2004.

In managing our business, we focus on our internal growth rate in leasing revenues, which we define as growth in leasing revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. This internal growth rate has remained positive every quarter, but during 2002 and 2003 had fallen to single digits, from over 20% prior to 2002, due to the slowdown in the economy, especially as the slowdown affected the non-residential construction sector in certain areas where we have large branch operations, including Texas and Colorado. In the quarter ended December 31, 2003, our internal growth rate began to increase, and during the quarter ended September 30, 2004, our internal growth rate was nearly 18%, reflecting an improvement in both economic and market conditions. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can continue to take advantage of the operating leverage inherent in our business model.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only non-recurring event reflected in the adjusted EBITDA has been the effect in 2003 of our Florida litigation expense. This litigation concluded in 2003. In addition, several of the covenants contained under our revolving credit facility are expressed by reference to this adjusted EBITDA financial measure, similarly computed. Because EBITDA is a non-GAAP financial measure, as defined by the Securities and Exchange Commission (SEC), we included in our annual report filed on Form 10-K with the SEC on March 15, 2004, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. Our EBITDA is calculated as follows, without further adjustment, for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income	$4,474,149	$5,836,699	$6,177,401	$13,573,906
Interest expense	4,886,651	5,152,465	11,342,579	15,113,985
Debt restructuring expense	—	—	10,440,346	—
Depreciation and amortization	2,831,721	3,132,108	8,121,668	9,153,281
Provision for income taxes	2,860,520	3,891,132	3,949,486	9,049,271

EBITDA	$15,053,041	$18,012,404	$40,031,480	$46,890,443

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate overhead for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units are also included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

Our branch expansion program and other factors can affect our overall utilization rate. From 2000 through 2003, our annual utilization levels ranged from a high of 85.3% in 2000 to a low of 78.7% in 2003. Our utilization rate for the quarter ended September 30, 2004 averaged 81.5% compared to an average of 78.4% in the same period the prior year. The lower utilization rate during 2002 and 2003 was primarily a result of (i) the fact that many of our acquired branches, at the time of the acquisition transaction and for various periods thereafter, have had utilization levels lower than our historic average rates, especially after we have added our proprietary product, (ii) the fact that it is easier to maintain a higher utilization rate at a large branch but we increased the number of small branches in more recent years, and (iii) the economic slowdown in the general economy and in particular the slowdown in the construction sector. We entered six markets in 2001, 11 markets in 2002, one market in 2003 and one market in 2004, typically resulting in reduced overall utilization rates as our system absorbs the added assets. With the addition of fewer markets in 2003 and to date in 2004, we are focusing on increasing our utilization rate by balancing inventory between markets and decreasing the number of out of service units. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to
Three Months Ended September 30, 2004

Total revenues for the quarter ended September 30, 2004 increased by $6.9 million, or 18.8%, to $43.5 million from $36.6 million for the same period in 2003. Leasing revenues for the quarter increased by $6.1 million, or 18.7%, to $38.9 million from $32.8 million for the same period in 2003. The increase in leasing revenues resulted from a 4.3% increase in the average rental yield per unit and a 13.8% increase in the average number of units on lease. Our internal growth rate, which we define as the growth in leasing revenues in markets opened for at least one year, excluding any growth resulting from additional acquisitions in those markets, increased to 17.7% for the three months ended September 30, 2004. Our revenues from sales of portable storage and office units for the three months ended September 30, 2004 increased by 21.8% to $4.4 million from $3.7 million during the same 2003 period. Sales for both periods ended September 30, 2003 and 2004, represented approximately 10% of total revenue. The 2004 increase in sales revenue was due in part to increases in the price of steel and used steel containers, which were passed on to customers who purchased the units sold, during the quarter. The price pass-through to customers resulted in our realizing a higher sales price per unit in 2004 as compared to 2003.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended September 30, 2004 decreased to 60.4% of sales from 64.5% of sales in the same period in 2003. The higher profit margin in the quarter ended September 30, 2004 resulted from lower manufacturing costs due to economies of scale associated with the higher number of units produced during 2004.

Leasing, selling and general expenses increased $3.7 million, or 19.1%, to $22.8 million for the quarter ended September 30, 2004, from $19.2 million for the same period in 2003. Among the items in leasing, selling and general expenses that increased during the quarter ended September 30, 2004 were payroll and related costs, insurance expense, fuel expense, delivery and freight expense, rent expense, and repairs and maintenance expense. We incurred additional repair and maintenance costs in a concerted effort to improve the overall condition of our storage units available for lease at a rate faster than had been our prior experience and were thereby able to maximize our utilization rate. Leasing, selling and general expenses, as a percentage of total revenues, remained nearly constant at 52.4% and 52.3% for the quarter ended September 30, 2004 and 2003, respectively.

EBITDA increased $3.0 million, or 19.7%, to $18.0 million for the quarter ended September 30, 2004, compared to $15.0 million for the same period in 2003.

Florida litigation expenses in 2003 represents the litigation and related costs expensed during the period related to the defense of Nuko Holdings I, LLC v. Mobile Mini, which was discussed in our prior SEC filings. The litigation was concluded during 2003 and there were no similar expenses in 2004.

Depreciation and amortization expenses increased $0.3 million, or 10.6%, to $3.1 million in the quarter ended September 30, 2004, from $2.8 million during the same period in 2003. The increase was primarily due to our larger lease fleet and the inclusion in the lease fleet of additional wood modular offices which have a higher unit cost and a higher depreciation rate than our steel containers. Since September 30, 2003, our lease fleet cost basis for depreciation increased by $67.8 million.

Interest expense increased $0.3 million, or 5.4%, to $5.2 million for the quarter ended September 30, 2004, compared to $4.9 million for the same period in 2003. Our average debt outstanding increased by 12.4% for the three months ended September 30, 2004, compared to the same period in 2003. This increase was primarily due to borrowings to fund the growth of our lease fleet and the payment in February 2004 of the Florida litigation judgment. Although our average debt outstanding was higher in the three months ended September 30, 2004 compared to the same period in 2003, our effective interest costs on our debt was lower. This lower average LIBOR-based interest rate that we paid, includes lower rates that we achieved by lowering the applicable spread over LIBOR which we secured during August 2004. Including the effect of our Senior Notes, the weighted average interest rate on our debt was 7.8% for the three months ended September 30, 2003 compared to 7.4% for the three months ended September 30, 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 8.1% in the 2003 quarter and 7.7% in the 2004 quarter.

Provision for income taxes was based on an annual effective tax rate of 40.0% in the quarter ended September 30, 2004, as compared to 39.0% during the same period in 2003.

Net income increased $1.4 million, or 30.5% to $5.8 million in the quarter ended September 30, 2004, compared to $4.5 million for the same period in 2003.

Nine Months Ended September 30, 2003 Compared to
Nine Months Ended September 30, 2004

Total revenues for the nine months ended September 30, 2004 increased by $15.7 million, or 14.9%, to $121.2 million from $105.4 million for the same period in 2003. Leasing revenues for the nine month period increased by $13.4 million, or 14.3%, to $106.8 million from $93.4 million for the same period in 2003. The leasing revenue increase resulted from a 3.4% increase in the average rental yield per unit and a 10.5% increase in the average number of units on lease. Our internal growth rate, excluding any growth resulting from additional acquisitions in those markets, increased to 13.6% for the nine months ended September 30, 2004, compared to 7.4% during the 2003 nine month period. Our sales of portable storage and office units for the nine months ended September 30, 2004 increased by 21.0%, to $13.9 million from $11.5 million during the same 2003 period. This increase was due to a large government related sale during the second quarter of 2004 and to an increase in both the price of steel and used steel containers, which we were able to pass on to customers who purchased units sold, resulting in a higher price per unit sold during 2004 than during the corresponding period in 2003.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the nine months ended September 30, 2004 and 2003 remained the same at 63.5% of sales. Lower profit margins achieved in 2004 on certain government related sales and on the sale of van trailers from our lease fleet were offset by lower manufacturing costs due to economies of scale associated with the higher number of units produced during 2004.

Leasing, selling and general expenses increased $7.6 million, or 13.2%, to $65.4 million for the nine months ended September 30, 2004, from $57.8 million for the same period in 2003. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 54.0% in the nine months ended September 30, 2004, from 54.8% for the same period in 2003. Among the major increases in leasing, selling and general expenses for the first nine months ended September 30, 2004 were payroll and related costs, insurance expense, personal property tax expense, rent expense, fuel expense, delivery and freight expense and repairs and maintenance expense. We incurred additional repair and maintenance costs in a concerted effort to improve the overall condition of our storage units available for lease at a rate faster than had been our prior experience and were thereby able to maximize our utilization rate.

EBITDA increased $6.9 million, or 17.1%, to $46.9 million for the nine months ended September 30, 2004, compared to $40.0 million for the same period in 2003.

Florida litigation expenses in 2003 represents the litigation and related costs expensed during the period related to the defense of Nuko Holdings I, LLC v. Mobile Mini, which was discussed in our prior SEC filings. The litigation was concluded during 2003 and there were no similar expenses in 2004.

Depreciation and amortization expenses increased $1.0 million, or 12.7%, to $9.2 million in the nine months ended September 30, 2004, from $8.1 million during the same period in 2003. The increase was primarily due to our larger lease fleet and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel containers. Since September 30, 2003, our lease fleet cost basis for depreciation increased by $67.8 million.

Interest expense increased $3.8 million, or 33.2%, to $15.1 million for the nine months ended September 30, 2004, compared to $11.3 million for the same period in 2003. Our average debt outstanding increased by 14.9% for the nine months ended September 30, 2004, compared to the same period in 2003. The increase in our debt was primarily due to borrowings to fund the growth of our lease fleet, payment of the Florida litigation judgment and debt refinancing costs, including the cost of unwinding certain interest rate swap agreements. Effective interest costs were higher in 2004 primarily because (i) on June 26, 2003 we replaced lower interest rate secured debt with the unsecured Senior Notes, which bear interest at a higher annual rate, and these Senior Notes were outstanding during the entire nine month period of 2004, and (ii) we had more debt outstanding. These increases were partially offset by the lower average LIBOR–based interest rate that we paid, including lower rates that we achieved by lowering the applicable spread over LIBOR which we secured during August 2004. The increase in interest expense, including the effect of our Senior Notes, increased the weighted average interest rate on our debt from 6.4% for the nine months ended September 30, 2003 to 7.5% for the nine months ended September 30, 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.7% in the 2003 nine month period and 7.7% in the 2004 nine month period. Our weighted average interest rate was higher during the nine months ended September 30, 2004 due to our issuance on June 26, 2003 of $150 million in principal amount of our 9.5% Senior Notes which were outstanding for the entire period in 2004. As explained below in the section entitled “Liquidity and Capital Resources”, the issuance of the Senior Notes substantially increased our liquidity, providing us with an additional source of financing, and reduced our dependence on equity financing.

Debt restructuring expense in 2003 was $10.4 million and included the expenses (approximately $8.7 million) related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from the sale of our Senior Notes and the write-off of certain capitalized debt issuance costs (approximately $1.7 million) associated with our revolving credit agreement before it was amended and restated in June 2003.

Provision for income taxes was based on an annual effective tax rate of 40.0% in the nine months ended September 30, 2004, as compared to 39.0% during the same period in 2003.

Net income increased $7.4 million, or 119.7% to $13.6 million during the nine months ended September 30, 2004, compared to $6.2 million during the same period in 2003. The 2003 net income results were adversely affected by debt restructuring expense of $10.4 million ($6.4 million, net of applicable income tax benefit of $4.0 million).

LIQUIDITY AND CAPITAL RESOURCES

Since 1996, Mobile Mini has focused the growth of its business on its leasing operations. Most of our capital needs are discretionary and are used principally to acquire additional units for our lease fleet. We have financed an increasing portion of our capital needs over the past several years through working capital and funds generated from operations. Leasing is a capital intensive business that requires that we acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital Mobile Mini has deployed into its leasing business has been of a discretionary nature in order to expand the company’s operations geographically, to increase the number of units available for lease at the company’s leasing locations, and to add to the mix of products the company offers. During recent years, Mobile Mini’s operations have generated annual cash flow that exceeds the company’s pre-tax earnings, particularly due to the deferral of income taxes due to accelerated depreciation that is used for tax accounting.

Historically, we have funded much of our growth through equity and debt issuances and borrowings under our revolving credit facility. In June 2003, we issued $150.0 million of 9.5% Senior Notes and amended our $250.0 million senior secured revolving line of credit. The effect of this transaction was (i) to increase our interest expense, (ii) to replace floating rate debt with fixed rate debt and (iii) through changes in covenants in our senior secured revolving line of credit, made possible by the issuance of the Senior Notes, to substantially increase our borrowing availability for use in connection with expansion. At September 30, 2004, we had unused borrowing availability of approximately $84.7 million under our revolving credit facility, based upon the most restrictive covenant. Recently, we have been able to fund a significant amount of our capital expenditures from operating cash flow. We increased the gross value (before depreciation) of our lease fleet from $405.6 million at December 31, 2003, to approximately $459.8 million at September 30, 2004, an increase of $54.2 million. Our borrowings under our revolving credit facility increased $32.9 million from December 31, 2003 to September 30, 2004. A portion of that increase resulted from the payment of our $8.0 million Florida litigation judgment, with the remainder of the increase used to finance expansion capital expenditures as demand for our portable storage product and portable offices accelerated this year. Our operating cash flow is, in general, weakest during the first half of each year.

As of August 1, 2004, we amended our senior secured revolving line of credit to reduce the interest rate by reducing the spread over LIBOR which we pay at various levels of leverage. Based upon our level of leverage at September 30, 2004, our interest rate was LIBOR plus 2.00%.

Operating Activities. Our operations provided net cash flow of $23.6 million during the nine months ended September 30, 2004 compared to $27.0 million during the same period in 2003. The $3.6 million decrease in cash provided by operating activities was due primarily to the payment of the $8.0 million Florida litigation judgment in the first quarter of 2004, in addition to increased receivables and inventories due to our higher leasing revenues and portable storage units held for sale or for refurbishment.

Investing Activities. Net cash used in investing activities was $59.1 million for the nine months ended September 30, 2004, compared to $41.6 million for the same period in 2003. Capital expenditures for our lease fleet were $54.2 million for the nine months ended September 30, 2004 and $38.8 million for the same period in 2003. These expenditures represent additions to our lease fleet units to meet demand, and refurbishment costs associated with bringing containers acquired in prior years up to Mobile Mini standards. Capital expenditures during 2004 were higher than 2003 primarily because the Company’s growth rate accelerated in 2004 and additional fleet units were needed to meet customer demand. In addition, costs of raw material and used shipping containers increased over the prior year, although these cost increases were partially offset by manufacturing efficiencies obtained from economies of scale. Capital expenditures for property, plant and equipment were $3.6 million during the nine months ended September 30, 2004 and $3.3 million for the same period in 2003. We paid $1.3 million for a business acquisition during the nine months ended September 30, 2004, but had no similar transaction during the same period in 2003. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $35.5 million during the nine months ended September 30, 2004, compared to $12.9 million for the same period in 2003. During the nine months ended September 30, 2004, net cash provided by financing activities was primarily provided by our revolving credit facility and was used together with cash flow generated from operations to fund our expansion of the lease fleet, and to fund payment of the Florida litigation judgment of $8.0 million. Cash provided by financing activities included our receipt of $3.0 million in connection with employees exercising their stock options. During the second quarter ended June 30, 2003, the Company issued $150.0 million of its 9.5% Senior Notes and repaid $130.8 million of borrowings under its revolving credit facility. The net borrowings were used together with cash flow from operations to primarily fund the expansion of the lease fleet.

In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the nine months ended September 30, 2004, we had net additional borrowings under our credit facility of $32.9 million as compared to $12.7 million for the same period in 2003, before giving effect to our issuance of $150.0 million of Senior Notes in June 2003. The borrowings in 2004 were primarily used to fund the $54.2 million growth in our lease fleet. As of September 30, 2004, we had $121.9 million of borrowings outstanding under our credit facility, and approximately $84.7 million of additional borrowings were then available to us under the facility under our most restrictive covenant. As of October 29, 2004, borrowings outstanding under our credit facility were $125.6 million.

The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation.

We have an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreement is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the nine months ended September 30, 2004 of approximately $131,000, net of applicable income tax provision of $88,000.

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

Mobile Mini’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
As Reported:
Net income	$4,474,149	$5,836,699	$6,177,401	$13,573,906
Diluted earnings per share	$0.31	$0.39	$0.43	$0.92
As adjusted for change in estimates:
Net income	$4,432,376	$5,769,199	$5,920,043	$13,372,885
Diluted earnings per share	$0.31	$0.39	$0.41	$0.91

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

		Useful	Three Months Ended		Nine Months Ended
	Residual	Life In	September 30,		September 30,
	Value	Years	2003	2004	2003	2004
As Reported:	62.5%	25
Net income			$4,474,148	$5,836,699	$6,177,401	$13,573,906
Diluted earnings per share			$0.31	$0.39	$0.43	$0.92
As adjusted for change in estimates:	70%	20
Net income			$4,474,148	$5,836,699	$6,177,401	$13,573,906
Diluted earnings per share			$0.31	$0.39	$0.43	$0.92
As adjusted for change in estimates:	50%	20
Net income			$3,992,719	$5,291,264	$4,775,751	$11,987,288
Diluted earnings per share			0.28	$0.35	$0.33	$0.82
As adjusted for change in estimates:	40%	40
Net income			$4,474,148	$5,836,699	$6,177,401	$13,573,906
Diluted earnings per share			$0.31	$0.39	$0.43	$0.92
As adjusted for change in estimates:	30%	25
Net income			$3,848,290	$5,127,634	$4,355,255	$11,511,302
Diluted earnings per share			$0.27	$0.34	$0.30	$0.78
As adjusted for change in estimates:	25%	25
Net income			$3,752,004	$5,018,547	$4,074,925	$11,193,979
Diluted earnings per share			$0.26	$0.34	$0.28	$0.76

Insurance Reserves. Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

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

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2004, we had one interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. For the nine months ended September 30, 2004, in accordance with SFAS No. 133, comprehensive income included approximately $131,000, net of applicable income tax provision of $88,000, related to the fair value of our interest rate swap agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Mobile Mini maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that it submits to the Securities Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Mobile Mini’s management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of such period, Mobile Mini’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Mobile Mini in the reports it files or submits under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in Mobile Mini’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Mobile Mini’s internal control over financial reporting.

Sarbanes-Oxley 404 Compliance. We have completed a detailed assessment and evaluation of the design of our internal controls as required by the Sarbanes-Oxley Act of 2002. We are currently completing our testing phase of our project, where we expect to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. To ensure that we address any issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of internal and external specialists where necessary. We have made this project a top priority for the Company and we intend to commit the resources necessary to remediate control deficiencies identified before the end of this fiscal year. However, particularly because there is no precedent available by which to measure compliance adequacy, there can be no assurances that control deficiencies identified will be remediated before the end of our fiscal year or that any remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

We filed a report on Form 8-K on July 28, 2004 related to our press release announcing our financial results for the quarter ended June 30, 2004.

We filed a report on Form 8-K on September 29, 2004 related to our announcement of our fleet of portable storage and office units benchmarking 100,000 units and updating earnings guidance for the quarter ending September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Dated: November 9, 2004	/s/ Lawrence Trachtenberg

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

25