Form 10-K
period 2004-12-31
MOBILE MINI INC
filed 2005-03-16
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.           Commission File Number 1-12804

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
Preferred Share Purchase Rights

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes☑  No☐

The aggregate market value on June 30, 2004 of the voting stock owned by non-affiliates of the registrant was approximately $398.1 million.

As of March 1, 2005, there were outstanding 14,693,141 shares of the issuer’s common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 63.

MOBILE MINI, INC.
2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS.

Founded in 1983, we believe we are the nation’s largest provider of portable storage solutions through our lease fleet of over 100,000 portable storage and portable office units at December 31, 2004. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our proprietary security systems, multiple doors, electrical wiring and shelving. At December 31, 2004, we operated through a network of 48 branches located in 28 states and one Canadian province. Our portable units provide secure, accessible temporary storage for a diversified client base of approximately 75,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census. For the twelve months ended December 31, 2004, we generated revenues of $168.3 million.

Since 1996, we have followed a strategy of focusing on leasing rather than selling our portable storage units. We believe this leasing model is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 22 months;

•	have average monthly lease rates that recoup our current unit investment within an average of 35 months;

•	have long useful lives exceeding 25 years, low maintenance and high residual values; and

•	produce incremental leasing operating margins of approximately 57%.

Since 1996, we have increased our total lease fleet by over 87,000 units, for a compound annual growth rate, or CAGR, of 28.4%. As a result of our focus on leasing, we have achieved substantial increases in our revenues and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $149.9 million in 2004, representing a CAGR of 30.4%. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.

Our fleet is primarily comprised of refurbished and customized steel portable storage containers, which were built according to the standards developed by the International Organization for Standardization (“ISO”), and other steel containers that we manufacture. We refurbish and customize our purchased ISO containers by adding our proprietary locking and easy opening door systems. These assets are characterized by low risk of obsolescence, extreme durability, long useful lives and a history of high value retention. We maintain our steel containers on a regular basis. This maintenance consists primarily of repainting units every two to three years, essentially keeping them in the same condition as when they entered our fleet. Repair and maintenance expense for our fleet has averaged 2.4% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high value retention. We are able to lease our portable storage containers at similar rates, without regard to the age of the container. In addition, we have sold containers and steel offices from our lease fleet at an average of 145% of original cost from 1997 to 2004. Appraisals on our fleet are conducted on a regular basis by an outside appraiser selected by our banks, and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. Our most recent fair market value appraisal, conducted in March 2004, appraised our fleet at a value in excess of net book value. At December 31, 2004, the fair market value of our lease fleet was approximately 110.6% of our lease fleet net book value. An orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was performed in March 2004. At December 31, 2004, the orderly liquidation value of our lease fleet is approximately $357.0 million, which equates to 79.0% of the lease fleet net book value.

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

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and is estimated to exceed $2.5 billion in revenue annually. We offer combined storage/office and mobile offices in varying lengths and widths, with lease terms averaging approximately 20 months.

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

Competitive Strengths

Our competitive strengths include the following:

Market Leadership. At December 31, 2004, we maintained a total fleet of both units held for lease and for sale, which was approximately 103,000 units, and are the largest provider of portable storage solutions in a majority of our markets. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

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

Geographic and Customer Diversification. From our 48 branches, which are located in 28 states and one Canadian province, we served approximately 75,000 customers from a wide range of industries in 2004. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2004, our largest and our second-largest customers accounted for 4.0% and 0.4% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 6.5% of our leasing revenues. During 2004, approximately 60.9% of our customers rented a single unit. We believe this diversity also reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. The fact that our business continued to grow during the economic downturn of 2002 and 2003, although at a slower than historic pace, demonstrates a measure of resilience against recession in our business model.

Customer Service Focus. We believe the portable storage industry is particularly service intensive and essentially local. Our entire organization is focused on providing high levels of customer service, and our salespeople work out of our branch locations to better understand local market needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our customized management information systems also increase our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. Due to our orientation towards customer service, 54.7% of our 2004 leasing revenues were derived from repeat customers.

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have over 300 dedicated commissioned salespeople. Our salespeople are instrumental in leasing our storage products to approximately 75,000 customers. We assist our salespeople by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow page and direct mail advertising are integral parts of our sales and marketing approach. In 2004, our total advertising costs were $7.0 million, and we mailed over approximately 7.5 million product brochures to existing and prospective customers.

Customized Management Information Systems. We have made substantial investments in our management information systems that enable us to optimize fleet utilization, capture detailed customer data, improve financial performance and support our growth by projecting near-term capital needs. Our management information systems allow us to carefully monitor, on a daily basis, the size, mix, utilization and lease rates of our lease fleet by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a scaleable PC-based wide area network that provides real-time transaction processing and detailed reports on a branch-by-branch basis. We have made significant investments to enhance our management information systems during 2004, and we intend to continue that investment in 2005.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our portable storage units throughout the United States. Our leasing revenues have grown from $17.9 million in 1996 to $149.9 million in 2004, reflecting a CAGR of 30.4%.

Generate Strong Internal Growth. We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. Historically, we have been able to generate strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues in markets opened for at least a year, excluding any growth arising as a result of additional acquisitions in those markets. Our internal growth rate for fiscal years 2000 and 2001 was 22.3% and 22.2%, respectively. During the economic slowdown in fiscal 2002 and 2003, our internal growth rate was 7.5% and 7.4%, respectively. In 2004, as the economy in many of our markets started to improve, we achieved an internal growth rate that improved as the year progressed, reaching 22.2% in the fourth quarter and averaging 16.0% for the year. In our eight oldest markets, all of which we have operated in for at least nine years, we achieved internal growth rates of 8.6% in 2004 and 13.6% during the fourth quarter of 2004, demonstrating the growth we can continue to achieve in our most mature markets.

Branch Expansion. We believe we have an attractive geographic expansion opportunity and we have developed a new market entry strategy, which we replicate in each new market. We typically enter a new-market by acquiring the lease fleet assets of a small local portable storage business to minimize start-up costs and then overlay our business model onto the new branch. Our business model consists of significantly expanding the fleet inventory with our differentiated products, introducing our sophisticated sales and marketing program supported by increased advertising and direct marketing expenditures, adding experienced Mobile Mini personnel and implementing our customized management information systems. As a result of implementing our business model, our new branches typically achieve very strong organic growth during their first several years.

We have identified many markets in the United States where we believe demand for portable storage units is underdeveloped. Typically, these markets are being served by small, local competitors. In 1998, we began entering new markets through our expansion strategy as illustrated in the following table:

New Market Expansion
Year Established	Acquisition	Start up	Total
1998	3	1	4
1999	6	1	7
2000	9	1	10
2001	6	0	6
2002	10	1	11
2003	1	0	1
2004	1	0	1

Total	36	4	40

During 2003 and 2004 we decided to forego most business acquisition opportunities in order to focus on growing our existing branch network, including those branches acquired in previous years.

Our expansion program and other factors can affect our overall utilization rate. From 1996 through 2004, our annual utilization levels averaged 81.7%, and ranged from a low of 78.7% in 2003 to a high of 89.7% in 1996. The lower utilization rate in the last few years was primarily a result of (i) the fact that many of our acquisitions have had utilization levels lower than our historic average rates, especially after we have added our proprietary product to the existing product mix at new locations, (ii) the fact that it is easier to maintain a higher utilization rate at a larger branch and we increased the number of small branches in more recent years, and (iii) the economic slowdown during 2002 and 2003 in the general economy and in particular the slowdown in the construction sector. During 2004, we saw a steady recovery in the overall economy and an improvement in the construction sector, which represents approximately 32% of our leased units. As the general economy and the non-residential construction industry in our markets continued to recover throughout 2004, we repositioned some of our lease fleet units among our branch locations to meet growing demand. Our utilization levels increased throughout the year and averaged 80.7% during 2004. We entered six markets in 2001, 11 markets in 2002, and only one market in both 2003 and 2004. From 1996 through 2004, we grew our lease fleet from approximately 13,600 units to over 100,600 units at the end of 2004.

Continue to Enhance Product Offering. We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, in 1998 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In 1999, we completed the design of a records storage unit, which provides highly secure, on-site, easily accessible storage. We market this unit as a records storage solution for customers who require easy access close at hand. In 2000, we added wood mobile offices as a complementary product to better serve our customers. In 2001, we redesigned and improved our security locking system, making it easier to use, especially in colder climates. In 2003, we were issued four patents in connection with the new locking system design and other improvements made, and we extended the application on the one patent that is still pending. In 2002, we added a 10-by-30-foot steel combination storage/office unit to complement the various other sizes we have in our fleet. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and demand for our portable storage solutions.

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

•	Manufactured Storage Units. We manufacture steel portable steel storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. We now offer a 10-foot-wide unit, which provides 40% more usable storage space than a standard eight-foot-wide unit. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled by our branches that have assembly capabilities or by third party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

•	Steel Combination Mobile Office and Storage/Office Units. We manufacture steel combination storage/office and mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, proprietary doors and windows with security bars.

•	Wood Mobile Office Units. We added wood office units to our product line in 2000. We purchase these units, which range from eight to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Records Storage Units. We market and manufacture proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12-and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers and Other Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products that are inferior to standard containers. It is our goal to dispose of these sub-standard units from our fleet either as their initial rental period ends or within a few years. We do not refurbish these products. See “Product Lives and Durability — Van Trailers and Other Non-Core Storage Products.”

We purchase used ocean-going containers and refurbish and modify them at our manufacturing facility in Arizona and at our other branch locations. At certain branches, we also contract with third parties to refurbish and modify our units. We manufacture new portable storage units at our Arizona facility. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our steel portable storage units, steel offices, and wood modular offices have estimated useful lives of 25 years, 25 years, and 20 years, respectively, from the date we build or acquire and refurbish them, with residual values of our per unit investment ranging from 50% for our mobile offices to 62.5% for our core steel products. Van trailers, which comprised less than 1.0% of the gross book value of our lease fleet at December 31, 2004, are depreciated over seven years to a 20% residual value. For the past three full fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 2.4% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

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

Our revolving credit agreement lenders have our containers appraised on a periodic basis, and the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that, like the ISO containers, they will maintain their utility and value as long as they are maintained in accordance with our maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate the value of manufactured units based upon the age of the unit. Our most recent fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2004, the net book value of our fleet was approximately $451.8 million.

Approximately 10.6% of our 2004 revenue was derived from sales of portable storage and mobile office units. Because the containers in the lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or unrefurbished and refurbished containers that we had recently acquired but not yet leased. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale, because although these units have been depreciated, based upon a 25 year useful life and 62.5% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy.

The following table shows the gross margin on containers and steel offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2004 based on the length of time in the lease fleet.

					Sales
				Sales	Revenue as a
	Number			Revenue as a	Percentage of
	of			Percentage of	Net Book
	Units Sold	Sales Revenue	Original Cost (1)	Original Cost	Value
Sales fleet (2)	21,382	$68,725,550	$45,223,637	152%	152%
Lease fleet, by period held before sale:
Less than 5 years	6,549	26,087,705	17,801,553	147%	150%
5 to 10 years	2,150	6,864,045	4,817,913	142%	157%
10 to 15 years	278	802,276	595,328	135%	159%
15 to 20 years	47	144,071	114,134	126%	154%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit plus (ii) the cost of our manufacturing, which includes both the cost of customizing units and refurbishment costs incurred, plus (iii) the freight charges to our branch where the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location.

(2)	Includes sales of unrefurbished ISO containers.

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

The following chart shows, for containers that have been in our lease fleet for various periods of time, the average monthly lease rate that we currently receive for various types of containers. We have added our 10 foot wide containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet for at least 10 years (we have been in business for over 21 years), and specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(by number of years in our lease fleet)
						Total Number/
		0 – 5	6 – 10	11 – 15	16 – 20	Average Dollar
Type 1	Number of Units	2,649	2,704	332	5	5,690
	Average rent	$80.90	$82.65	$79.72	$72.58	$81.66
Type 2	Number of Units	987	289	100	4	1,380
	Average rent	$80.80	$78.92	$76.91	$79.90	$80.12
Type 3	Number of Units	5,011	3,446	1,833	218	10,508
	Average rent	$80.93	$83.98	$83.78	$82.02	$82.45
Type 4	Number of Units	362	962	85	7	1,416
	Average rent	$120.17	$119.09	$102.76	$92.86	$118.26
Type 5	Number of Units	297	1,298	76	13	1,684
	Average rent	$107.59	$118.68	$119.27	$128.75	$116.83
Type 6	Number of Units	3,764	2,160	420	23	6,367
	Average rent	$117.76	$125.85	$124.97	$128.21	$121.02
Type 7	Number of Units	13,012	3,326	316	60	16,714
	Average rent	$103.71	$115.95	$124.68	$124.25	$106.62
Type 8	Number of Units	259	474	66	16	815
	Average rent	$156.66	$159.53	$158.08	$172.59	$158.76

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

Our depreciation policy for our lease fleet uses the straight-line method over the units’ estimated useful life, after the date we put the unit in service, and are depreciated down to their estimated residual values. In 2004, some of our steel units were in our fleet longer than 20 years and we modified our depreciation policy on our steel units to an estimated useful life of 25 years with an estimated residual value of 62.5% which effectively resulted in continual depreciation on these containers at the same annual rate as our previous depreciation policy of 20 year life and 70% residual value. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses.

Wood Mobile Office Units. We began adding wood mobile office units to the lease fleet in 2000 as a complement to our core portable storage products. At December 31, 2004, we had nearly 4,800 of these units at an average original book value of approximately

$18,200 per unit. These units are manufactured by third parties and are very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2004, our wood mobile offices were all less than five years old. These units are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last four years.

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

Van Trailers and Other Non-Core Storage Products. At December 31, 2004, van trailers made up less than 1.0% of the gross book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that are sub-standard compared to our core steel container storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and instead resell them.

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

The average initial unit value given to the van trailers we have purchased in acquisitions is approximately $1,550 (excluding refrigerated units which are valued higher), and we depreciate these units over seven years down to a 20% residual value. As noted above, we sell these units as soon as practicable. During 2003 and 2004, we disposed of over 300 and almost 600 van trailers, respectively, representing approximately 10% and 20% of our van trailer fleet, respectively.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Throughout the year we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we refurbish and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of refurbishment, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage, installing new doors, seals and a locking system. Additional modification may involve the splitting of a unit to create several smaller units and adding customized features. The restoring and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our proprietary locking system and sometimes we add custom features. We also will sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $382.8 million at December 31, 2003 to $451.8 million at December 31, 2004:

	Dollars	Units
Lease fleet at December 31, 2003, net	$382,753,903	89,492

Purchases:
Container purchases and containers obtained through acquisitions, including freight	6,655,146	3,972

Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	37,412,822	5,005
New wood mobile offices	17,802,023	830

Refurbishment and customization:
Refurbishment or customization of 6,035 units purchased or acquired in the current year	12,600,404	2,271	(1)
Refurbishment or customization of 2,673 units purchased in a prior year	4,902,087	721	(1)
Refurbishment or customization of 1,506 units obtained through acquisition in a prior year	1,900,972	88	(2)
Other	(864,842)	(212)
Cost of sales from lease fleet	(3,925,414)	(1,538)
Depreciation	(7,401,497)

Lease fleet at December 31, 2004, net	$451,835,604	100,629

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2004:

	Net Book Value	Number of Units
Steel storage containers	$296,224,965	84,574
Offices	181,756,241	13,804
Van trailers	3,825,484	2,251
Other, primarily flatbed type chassis	259,093
Accumulated depreciation	(30,230,179)

	$451,835,604	100,629

Branch Operations

We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide storage of units under lease at the branch (“on-site storage”). We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. The rest of our branch locations are leased. The following table shows information about our branches:

Location	Functions	Approximate Size	Year Established
Phoenix, Arizona	Leasing, on-site storage and sales	14 acres	1983

Tucson, Arizona	Leasing, on-site storage and sales	5 acres	1986

Los Angeles, California	Leasing, on-site storage and sales	15 acres	1988

San Diego, California	Leasing, on-site storage and sales	5 acres	1994

Dallas, Texas	Leasing, on-site storage and sales	17 acres	1994

Houston, Texas	Leasing, on-site storage and sales	7 acres	1994

San Antonio, Texas	Leasing, on-site storage and sales	7 acres	1995

Austin, Texas	Leasing, on-site storage and sales	5 acres	1995

Las Vegas, Nevada	Leasing and sales	6 acres	1998

Oklahoma City, Oklahoma	Leasing and sales	6 acres	1998

Albuquerque, New Mexico	Leasing and sales	4 acres	1998

Denver, Colorado	Leasing and sales	6 acres	1998

Tulsa, Oklahoma	Leasing and sales	7 acres	1999

Colorado Springs, Colorado	Leasing and sales	5 acres	1999

New Orleans, Louisiana	Leasing and sales	8 acres	1999

Memphis, Tennessee	Leasing and sales	9 acres	1999

Salt Lake City, Utah	Leasing, on-site storage and sales	3 acres	1999

Chicago, Illinois	Leasing and sales	7 acres	1999

Knoxville, Tennessee	Leasing and sales	5 acres	1999

Seattle, Washington	Leasing and sales	5 acres	2000

El Paso, Texas	Leasing and sales	4 acres	2000

Harlingen, Texas	Leasing and sales	5 acres	2000

Corpus Christi, Texas	Leasing and sales	3 acres	2000

Jacksonville, Florida	Leasing and sales	4 acres	2000

Miami/Ft. Lauderdale, Florida	Leasing and sales	5 acres	2000

Ft. Myers, Florida	Leasing and sales	5 acres	2000

Tampa, Florida	Leasing and sales	8 acres	2000

Orlando, Florida	Leasing and sales	5 acres	2000

Atlanta, Georgia	Leasing and sales	15 acres	2000

Kansas City, Kansas/Missouri	Leasing and sales	5 acres	2001

Milwaukee, Wisconsin	Leasing and sales	5 acres	2001

Location	Functions	Approximate Size	Year Established
Charlotte, North Carolina	Leasing and sales	4 acres	2001

Nashville, Tennessee	Leasing and sales	6 acres	2001

San Francisco, California	Leasing and sales	7 acres	2001

Raleigh, North Carolina	Leasing and sales	7 acres	2001

Columbus, Ohio	Leasing and sales	7 acres	2002

Little Rock, Arkansas	Leasing and sales	12 acres	2002

St. Louis, Missouri	Leasing and sales	7 acres	2002

Ft. Worth, Texas	Leasing and sales	5 acres	2002

Louisville, Kentucky	Leasing and sales	7 acres	2002

Columbia, South Carolina	Leasing and sales	5 acres	2002

Baltimore, Maryland	Leasing and sales	9 acres	2002

Philadelphia, Pennsylvania	Leasing and sales	4 acres	2002

Richmond, Virginia	Leasing and sales	4 acres	2002

Boston, Massachusetts	Leasing and sales	4 acres	2002

Toronto, Canada	Leasing and sales	4 acres	2002

Portland, Oregon	Leasing and sales	2 acres	2003

Detroit, Michigan	Leasing and sales	6 acres	2004

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

Sales and Marketing

We have over 300 dedicated sales people at our branches and 17 people in sales management at our headquarters and other locations that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide high levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines.

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

Our nationwide presence allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Approximately 550 customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We advertise our products in the yellow pages and use a targeted direct mail program. In 2004, we mailed over 7.5 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $7.0 million in 2004, $6.9 million in 2003, and $6.2 million in 2002.

Customers

During 2004, approximately 75,000 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 67,000 in 2003. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for 4.0% and 4.9% of our leasing revenues in 2004 and 2003, respectively. Our next largest customer accounted for less than 0.4% and 0.5% of our leasing revenues in 2004 and 2003, respectively. Our twenty largest customers combined accounted for approximately 6.5% of our lease revenues in 2004 and approximately 7.4% of our lease revenues in 2003. Approximately 60.9% of our customers rented a single unit during 2004.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2004 of our customers and how they use our portable storage, combination storage/office and mobile office units:

Approximate
Percentage of Units
Business	on Lease	Representative Customers	Typical Application
Consumer service and retail businesses	41.5%	Department, drug,	Inventory storage,
		grocery and strip mall	record storage and
		stores, hotels,	seasonal needs
restaurants, dry
cleaners and service
stations

Construction	31.8%	General, electrical,	Equipment and
		plumbing and mechanical	materials storage
		contractors,	and job offices
landscapers and
residential
homebuilders

Consumers	12.2%	Homeowners	Backyard storage
and storage of
household goods
during relocation
or renovation

Industrial and commercial	6.9%	Distributors, trucking	Raw materials,
		and utility companies,	equipment, document
		finance and insurance	storage, in-plant
		companies and film	office and seasonal
		production companies	needs

Institutions, government agencies and others	7.6%	Hospitals, medical	Athletic equipment,
		centers and military,	storage, disaster
		Native American tribal	preparedness,
		governments and	supplier, record
		reservations and	storage, security
		Federal, state, county	office, supplies,
		and local agencies	equipment storage,
temporary office
space and seasonal
needs

Manufacturing

We build new steel portable storage units, steel mobile offices and other custom-designed steel structures as well as refurbish used ocean going containers at our Maricopa, Arizona manufacturing plant. We also refurbish used ocean-going containers at this plant and at our branch locations. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled by our branches that have assembly capabilities or third party assemblers. We can ship up to twelve “knock-down” 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental United States or Canada. At December 31, 2004, we had about 178 manufacturing workers at our Maricopa facility, and an additional 329 workers who participate in manufacturing and repair activities in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous third parties have the facilities needed to perform refurbishment and assembly services for us on a contract basis.

We purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our manufacturing and restoring operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials.

Our manufacturing capacity protects us to some extent from shortages of and price increases for used ocean-going containers. Used ocean-going containers vary in availability and price from time to time based on market conditions. Should the price of used ocean-going containers increase substantially, or should they become temporarily unavailable, we can increase our manufacturing volume and reduce the number of used steel containers we buy and refurbish.

Vehicles

At December 31, 2004, we had a fleet of nearly 400 delivery trucks, of which approximately 300 were owned and approximately 100 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Management Information Systems

We use a customized management information system in an effort to optimize lease fleet utilization and the effectiveness of our sales and marketing. This system consists of a wide-area network that connects our headquarters and all of our branches. Headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers. We have made significant investments to enhance our management information systems during 2004, and we intend to continue that investment in 2005.

Lease Terms

Based on the composition of our leases at the end of 2004, our steel portable storage unit leases have an average initial term of approximately 10 months and provide for the lease to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of these leases has been 22 months and the average monthly rental rate for units on lease was $100 during 2004. Most of our steel portable storage units rent for approximately $50 to over $270 per month. Our van trailers normally lease for substantially lower amounts than our portable storage units. Our combination storage/office and mobile office units typically have a scheduled initial lease term of approximately 13 months and the average duration of these leases has been 20 months. Our combination storage/office and mobile office units typically rent for $100 to over $1,100 per month. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are the responsibility of the customer.

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

Employees

As of December 31, 2004, we employed approximately 1,556 full-time employees in the following major categories:

Management	85
Administrative	217
Sales and marketing	302
Manufacturing	507
Drivers and storage unit handling	445

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In June 2003, we issued $150.0 million in aggregate principal amount of 9.5% Senior Notes, due 2013. Under our revolving credit facility, we can borrow up to $250.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of March 1, 2005, we had outstanding borrowings of approximately $134.3 million and letters of credit of approximately $3.3 million under the credit facility, leaving approximately $115.7 million, available for further borrowing, of which approximately $102.3 million was immediately available computed under the most restrictive covenant contained in the revolving credit facility. Our substantial indebtedness could have important consequences. For example, it could:

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

A slowdown in the economy could reduce demand from some of our customers, which could result in lower demand for our products.

At the end of 2004 and 2003, customers in the construction industry accounted for approximately 32% of our leased units. This industry tends to be cyclical and particularly susceptible to slowdowns in the overall economy. In 2002 and 2003 this industry sector suffered a sustained economic slowdown which resulted in much slower growth in demand for leases and sales of our products. If another sustained economic slowdown in this sector were to occur, it is likely that we would again experience less demand for leases and sales of our products. If we do, our results of operations may decline, and we may decide to slow the pace of our planned lease fleet growth and new branch expansion. Our internal growth rate slowed to 7.5% in 2002 and 7.4% in 2003 due to a slowdown in the economy, particularly in this sector. We attribute a significant portion of the decrease in our internal growth rate during 2002 and 2003 to a recession during those years that had a prolonged effect on the construction industry.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. During 2004, the price of used ocean-going containers increased and the availability of these units decreased, and if this trend continues we may be unable to add as many units to our fleet as we would like. At the same time, the increase in steel prices and other raw materials has increased our cost to manufacture new containers. If this trend continues, we may not manufacture as many new units as during recent periods, and we may narrow the mix of manufactured products we offer at our branches. Conversely, if steel prices or the value of containers were to rapidly fall, those occurrences might adversely affect the value of our lease fleet. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happened, we could not borrow the amounts we would need to expand our business, and we could be forced to liquidate a portion of our existing fleet.

The supply and cost of raw materials we use in manufacturing fluctuates and could increase our operating costs.

We manufacture portable storage units to add to our lease fleet and for sale. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices, such as have been experienced in 2004, are difficult to pass through to customers, particularly to leasing customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.

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

Unionization by some or all of our employees could cause increases in operating costs.

None of our employees are presently covered by collective bargaining agreements. However, from time to time various unions have attempted to organize some of our employees. We cannot predict the outcome of any continuing or future efforts to organize our employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.

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

ITEM 2. PROPERTIES.

We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least 2 years, and we believe that satisfactory alternative properties can be found in all of our markets if necessary.

We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is 13 years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 166,600 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have 25,000 square feet of space. The lease term is through August 2008.

ITEM 3. LEGAL PROCEEDINGS.

We are party from time to time to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims pertaining to goods allegedly damaged while stored in one of our containers. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this report which incorporates by reference to Mobile Mini’s definitive proxy statement to the 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Deborah K. Keeley has served as our Vice President of Accounting since August 1996 and Corporate Controller since September 1995. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 41.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on The NASDAQ National Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by The NASDAQ Stock Market.

	2003		2004
	HIGH	LOW	HIGH	LOW
Quarter ended March 31,	$16.50	$13.38	$21.77	$16.70
Quarter ended June 30,	19.60	14.75	29.00	17.05
Quarter ended September 30,	21.11	14.75	29.00	24.35
Quarter ended December 31,	21.93	18.50	34.50	24.77

We had approximately 110 holders of record of our common stock on February 16, 2005, and we estimate that we have more than 2,000 beneficial owners of our common stock.

Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business. Our revolving credit agreement precludes the payment of cash dividends on our stock without the consent of our lenders.

Sales of Unregistered Securities; Repurchases of Securities

We did not make any sales of unregistered securities during 2004, nor did we repurchase any of our outstanding securities during the three months ended December 31, 2004.

Equity Compensation Plan Information

Information regarding Mobile Mini’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in Mobile Mini’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after December 31, 2004, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Certain amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Leasing	$76,084	$99,684	$116,169	$128,482	$149,856
Sales	13,406	14,519	16,008	17,248	17,919
Other	686	520	920	838	566

Total revenues	90,176	114,723	133,097	146,568	168,341

Costs and expenses:
Cost of sales	8,681	9,546	10,343	11,487	11,352
Leasing, selling and general expenses	44,369	56,387	69,203	79,071	89,711
Florida litigation expense	—	—	1,320	8,502	––
Depreciation and amortization	6,023	8,237	9,457	11,079	12,412

Total costs and expenses	59,073	74,170	90,323	110,139	113,475

Income from operations	31,103	40,553	42,774	36,429	54,866
Other income (expense):
Interest income	80	34	13	2	––
Interest expense	(9,511)	(9,959)	(11,587)	(16,299)	(20,434)
Debt restructuring expense (1)	—	—	(1,300)	(10,440)	––

Income before provision for income taxes	21,672	30,628	29,900	9,692	34,432
Provision for income taxes	8,452	11,945	11,661	3,780	13,773

Net income	$13,220	$18,683	$18,239	$5,912	$20,659

Earnings per share:
Basic	$1.15	$1.38	$1.28	$0.41	$1.43

Diluted	$1.11	$1.34	$1.26	$0.41	$1.40

Weighted average number of common and common share equivalents outstanding:
Basic	11,542	13,515	14,254	14,312	14,487
Diluted	11,944	13,954	14,442	14,462	14,783

Operating Data:
Number of branches (at year end)	29	35	46	47	48
Number of states and Canadian provinces (at year end)	14	18	27	28	29
Lease fleet units (at year end)	55,472	70,070	83,642	89,492	100,629
Lease fleet covenant utilization (annual average)	84.3%	83.1%	79.1%	78.7%	80.7%
Lease revenue growth from prior year	42.7%	31.0%	16.5%	10.6%	16.6%
Operating margin	34.5%	35.3%	32.1%	24.9%	32.6%
Net income margin	14.7%	16.3%	13.7%	4.0%	12.3%

	At December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Lease fleet, net	$195,865	$277,020	$337,084	$382,754	$451,836
Total assets	279,960	376,506	460,890	515,080	592,146
Total debt	150,090	162,490	213,222	240,610	277,044
Stockholders’ equity	92,431	161,703	178,669	189,293	216,369

(1)	In 2002, the extraordinary item was recorded under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Pursuant to SFAS No. 145, losses from debt extinguishment have been reclassified to pre-tax earnings as debt restructuring expense for consistency in selected financial data presentations.

Reconciliation of net income to EBITDA:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands except percentages)
Net income	$13,220	$18,683	$18,239	$5,912	$20,659
Interest expense	9,511	9,959	11,587	16,299	20,434
Income taxes	8,452	11,945	11,661	3,780	13,773
Depreciation and amortization	6,023	8,237	9,457	11,079	12,412
Debt restructuring expense	—	—	1,300	10,440	––

EBITDA (1)	$37,206	$48,824	$52,244	$47,510	$67,278

EBITDA margin (2)	41.3%	42.6%	39.3%	32.4%	40.0%

(1)	EBITDA is defined as net income before interest expense, income taxes, depreciation, amortization, and debt restructuring expense. We present EBITDA because we believe it provides useful information regarding our liquidity and financial condition and because management uses this measure, adjusted for certain charges not related to core operations, in evaluating the performance of the business. The only such charge during the time periods presented in the table is Florida litigation expenses which we incurred in 2002 and 2003. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or liquidity. EBITDA may not be comparable to similar titled measure presented by other companies.

(2)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.

Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2003 and 2004. Certain amounts include the effect of rounding. You should read this material with the financial statements included elsewhere in this report. Mobile Mini believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Revenues:
Leasing	$29,704	$30,942	$32,772	$35,064
Sales	3,860	3,990	3,653	5,745
Other	178	120	211	330

Total revenues	33,742	35,052	36,636	41,139

Costs and expenses:
Cost of sales	2,454	2,494	2,354	4,185
Leasing, selling and general expenses	19,108	19,542	19,164	21,257
Florida litigation expense	64	155	65	8,218
Depreciation and amortization	2,617	2,673	2,832	2,957

Total costs and expenses	24,243	24,864	24,415	36,617

Income from operations	9,499	10,188	12,221	4,522
Other income (expense):
Interest income	1	—	1	—
Interest expense	(3,216)	(3,240)	(4,887)	(4,957)
Debt restructuring expense	—	(10,440)	—	—

Income (loss) before provision for (benefit of) income taxes	6,284	(3,492)	7,335	(435)
Provision for (benefit of) income taxes	2,451	(1,362)	2,861	(170)

Net income (loss)	$3,833	$(2,130)	$4,474	$(265)

Earnings (loss) per share:
Basic	$0.27	$(0.15)	$0.31	$(0.02)

Diluted	$0.27	$(0.15)	$0.31	$(0.02)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except earnings per share)
Revenues:
Leasing	$32,147	$35,744	$38,915	$43,050
Sales	4,198	5,275	4,450	3,996
Other	178	94	158	135

Total revenues	36,523	41,113	43,523	47,181

Costs and expenses:
Cost of sales	2,715	3,440	2,690	2,507
Leasing, selling and general expenses	20,579	22,025	22,821	24,286
Depreciation and amortization	2,979	3,042	3,132	3,259

Total costs and expenses	26,273	28,507	28,643	30,052

Income from operations	10,250	12,606	14,880	17,129
Other income (expense):
Interest income	––	––	––	––
Interest expense	(4,991)	(4,970)	(5,152)	(5,320)

Income before provision for income taxes	5,259	7,636	9,728	11,809
Provision for income taxes	2,104	3,054	3,891	4,724

Net income	$3,155	$4,582	$5,837	$7,085

Earnings per share:
Basic	$0.22	$0.32	$0.40	$0.48

Diluted	$0.22	$0.31	$0.39	$0.47

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

Overview

General

In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. As a result of this change, leasing revenues as a percentage of our total revenues increased steadily from 42.1% in 1996 to 89.0% in 2004. The number of portable storage and combination storage/office and mobile office units in our lease fleet increased from 13,604 at the end of 1996 to 100,629 at the end of 2004, representing a compounded annual growth rate, or CAGR, of 28.4%.

We derive most of our revenues from the leasing of portable storage containers and portable offices. The average contracted lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2004, the over-all lease term averaged 22 months for portable storage units and 20 months for portable offices. As a result of these long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.

In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues as a percentage of total revenues has decreased from 55.7% in 1996 to 10.6% in 2004.

Over the last seven years, Mobile Mini has grown both through internally generated growth and acquisitions which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. As a result of these dynamics, from 2000 through 2003, as we were adding costs related to entering many new markets, there was downward pressure on our overall operating margins. In 2004, the second year in a row in which we entered only one new market, this downward pressure abated.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Construction activity represented approximately 32% of our units on rent at December 31, 2004, and because of the degree of operating leverage we have, declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. In 2004, the level of non-residential construction activity in the U.S. leveled off and rose slightly after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA began to grow rapidly in 2004.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002, due to the slowdown in the economy, especially as the slowdown affected the non-residential construction sector in certain areas where we have large branch operations, including Texas and Colorado. We achieved an internal growth rate in 2004 of 16.0%, reflecting an improvement in both economic and market conditions. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can continue to take advantage of the operating leverage inherent in our business model.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only non-recurring event reflected in the adjusted EBITDA has been the effect in 2002 and in 2003 of our Florida litigation expense. The litigation was concluded in 2003. In addition, several of the covenants contained under our revolving credit facility are expressed by reference to this adjusted EBITDA financial measure, similarly computed. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include in this Report a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. This reconciliation is included in Item 6, “Selected Financial Data.”

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 2.4% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. Prior to 2004, our lease fleet units (other than van trailers) were historically depreciated on the straight-line method over our units’ estimated useful life, in most cases 20 years after the date that we put the unit in service, with estimated residual values of 70% on steel units. Effective in 2004, we began to depreciate the steel units in our lease fleet using an estimated useful life of 25 years, after the date the unit is placed in service, with an estimated residual value of 62.5%, which effectively results in depreciation on these units at the same annual rate. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over twenty years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. See “Item 1. Business — Product Lives and Durability.”

Our branch expansion program and other factors can affect our overall utilization rate. From 1996 through 2004, our annual utilization levels averaged 81.7%, and ranged from a low of 78.7% in 2003 to a high of 89.7% in 1996. The lower utilization rate in the last few years was primarily a result of (i) the fact that many of our acquired branches, at the time of the acquisition transaction and for various periods thereafter, have had utilization levels lower than our historic average rates, especially after we have added our proprietary product, (ii) the fact that it is easier to maintain a higher utilization rate at a large branch but we increased the number of small branches in more recent years, and (iii) the economic slowdown in the general economy and in particular the slowdown in the construction sector. We entered six markets in 2001, 11 markets in 2002, and one market in 2003 and 2004, typically resulting in reduced overall utilization rates as our system absorbs the added assets. With the addition of fewer markets in 2003 and in 2004, we are focusing on increasing our utilization rate by balancing inventory between markets and decreasing the number of out of service units. Our utilization rate increased from 78.7% in 2003 to 80.7% in 2004. From the end of 1996 through the end of 2004, we grew our lease fleet from 13,600 units to 100,600 units, representing a CAGR of 28.4%. Our utilization is somewhat seasonal with the low realized in the first quarter and the high realized in the fourth quarter.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2000	2001	2002	2003	2004
Revenues:
Leasing	84.4%	86.9%	87.3%	87.7%	89.0%
Sales	14.9	12.7	12.0	11.8	10.7
Other	0.7	0.4	0.7	0.5	0.3

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	9.6	8.3	7.8	7.8	6.7
Leasing, selling and general expenses	49.2	49.2	52.0	53.9	53.3
Florida litigation expense	—	—	1.0	5.8	––
Depreciation and amortization	6.7	7.2	7.1	7.6	7.4

Total costs and expenses	65.5	64.7	67.9	75.1	67.4

Income from operations	34.5	35.3	32.1	24.9	32.6
Other income (expense):
Interest income	—	—	—	—	––
Interest expense	(10.5)	(8.7)	(8.7)	(11.1)	(12.1)
Debt restructuring expense	—	—	(1.0)	(7.2)	––

Income before provision for income taxes	24.0	26.7	22.4	6.6	20.5
Provision for income taxes	9.3	10.4	8.7	2.6	8.2

Net income	14.7%	16.3%	13.7%	4.0%	12.3%

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

Total revenues in 2004 increased $21.8 million, or 14.9%, to $168.3 million from $146.6 million in 2003. Leasing of portable storage units and portable offices accounted for approximately 89.0% of total revenues during 2004. Leasing revenues in 2004 increased $21.4 million, or 16.6%, to $149.9 million from $128.5 million in 2003. This increase resulted primarily from a 4.1% increase in the average rental yield per unit and a 12.1% increase in the average number of units on lease. In 2004, our internal growth rate increased to approximately 16.0% as compared to approximately 7.4% in 2003. We define internal growth as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets. The level of our internal growth rate in 2003 was principally due to general U.S. domestic economic weakness, particularly associated with the non-residential construction sector and particularly in several of our more established markets. Internal growth at many of our newer locations was strong during 2003. During 2004, we saw a steady improvement in our internal growth rate from the previous year’s level. The internal growth rate during the four quarters of 2004 was 7.8%, 14.9%, 17.7% and 22.2%, respectively. We completed only one small acquisition in Detroit, Michigan in 2004. Sales of portable storage units have accounted for 10.7% and 11.8% in 2004 and 2003, respectively, of our total revenues, and we generated less than 1.0% of our total revenues from other miscellaneous revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products. Our revenues from the sale of portable storage units increased $0.7 million, or 3.9%, to $17.9 million in

2004 from $17.2 million in 2003. This increase in sales revenue was due to an increase in both the price of steel and used steel containers, which we were able to pass on to customers who purchased our units, resulting in a higher price per unit sold. This price increase was almost completely offset by a lower volume of units sold, as the higher sales prices made it more attractive for customers to lease rather than buy containers.

Cost of sales is the cost to us of units we sold during the period. Cost of sales as a percentage of sales revenues decreased to 63.4% in 2004 from 66.6% in 2003. The higher profit margins in 2004 primarily related to our economies of scale associated with our higher number of units produced in 2004 resulting in lower manufacturing costs, partially offset by the increase in steel prices.

Leasing, selling and general expenses increased $10.6 million, or 13.5%, to $89.7 million in 2004 from $79.1 million in 2003. Leasing, selling and general expenses, as a percentage of total revenues, were 53.3% and 53.9% in 2004 and 2003, respectively. These expenses as a percentage of total revenue declined due to the operating leverage in the Company’s business model. As units on rent are added to existing branches, the growth in revenues far exceeds the growth in leasing, selling and general expenses related to the incremental lease revenue. These economies of scale were offset to some extent by increases in certain expense levels. Freight trucking expense increased by $2.1 million as we used more third-party vendors for the transportation of our units, particularly our modular office units (which are more expensive to transport), and due to the repositioning of some of our lease fleet units from city to city. We repositioned units to meet our customers’ demand by more efficiently using our existing resources, which also resulted in higher overall utilization rates. Repairs on our lease fleet increased by $1.7 million due to our increased maintenance efforts which were related to the increase in our overall utilization rates. Fuel expenses increased by $0.8 million due to fuel price increases and the increase in the number of deliveries and pick ups due to our larger fleet size and customer base. Repairs and maintenance of equipment increased by $0.7 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet. Real estate rent expense increased by $0.6 million for the lease properties obtained in our two acquisitions in 2003 and 2004, new properties and lease renewals at certain of our branch locations and the general inflationary index clauses in our lease agreements.

Florida litigation expense in 2003 relates to litigation and related costs incurred in connection with litigation which was concluded in 2003.

EBITDA in 2004 was $67.3 million. In 2003, EBITDA was $47.5 million, which included the effect of $8.5 million of Florida litigation expense. EBITDA increased in 2004 by 41.6%; adjusted EBITDA increased in 2004 by approximately 20.1%.

Depreciation and amortization expenses increased $1.3 million, or 12.0%, to $12.4 million in 2004 from $11.1 million in 2003. The higher depreciation was directly related to a larger fleet in 2004, which enabled us to achieve higher lease revenues, includes the depreciation expenses associated with the refurbishment of portable storage units added to the lease fleet during 2004 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. By increasing our overall utilization rate, we were able to grow revenues faster than we increased the size of our lease fleet. Since December 31, 2003, our lease fleet cost basis for depreciation increased by $76.5 million. See “Critical Accounting Policies and Estimates” within this Item 7.

Interest expense increased $4.1 million, or 25.4%, to $20.4 million in 2004 from $16.3 million in 2003. Our average debt outstanding during 2004, compared to 2003, increased by 14.9%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet during the year. The increase in interest expense includes the higher interest cost associated with our Senior Notes, which effectively increased the weighted average interest rate on our debt to 7.5% for 2004 from 6.8% for 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in 2004 and 7.1% in 2003. Our weighted average interest rate is higher in 2004 due to the full year effect of the higher interest rate on the Senior Notes, which were issued at the end of June 2003. Our Senior Notes bear interest at 9.5% per annum, which is higher than the average borrowing rate under our revolving credit facility. On an annualized basis, the additional interest cost incurred under the Senior Notes versus the senior secured credit facility, which was our sole source of borrowing prior to our issuance of the Senior Notes, was approximately $6 million based on floating rates and swap rates in effect at the time the transaction was concluded. However, the issuance of the Senior Notes in 2003 provided the Company a great deal of additional liquidity. See “Liquidity and Capital Resources” within this Item 7.

Debt restructuring expense in 2003 was $10.4 million and includes the termination expenses (approximately $8.7 million) related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from our sale during June 2003 of $150.0 million of Senior Notes and the write off of certain capitalized debt issuance costs (approximately $1.7 million) associated with our revolving credit agreement before it was amended and restated in June 2003.

Provision for income taxes was based on an annual effective tax rate of 40.0% for 2004 and 39.0% for 2003. The increase in our effective tax was primarily due to certain state tax loss carryforwards that we believe will expire before we will be able to utilize them. At December 31, 2004, we had a federal net operating loss carryforward of approximately $61.3 million, which expires if unused from 2009 to 2024. In addition, we had net operating loss carryforward in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2004 was $20.7 million, as compared to $5.9 million in 2003. In 2003, net income included after-tax charges of $5.2 million related to Florida litigation expense and after-tax charges of $6.4 million related to debt restructuring expense.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Total revenues in 2003 increased $13.5 million, or 10.1%, to $146.6 million from $133.1 million in 2002. Leasing portable storage units and portable offices accounts for the majority of our revenues, and accounted for approximately 87.7% of total revenues during 2003. Leasing revenues in 2003 increased $12.3 million, or 10.6%, to $128.5 million from $116.2 million in 2002. This increase resulted primarily from an 11.9% increase in the average number of units on lease. In 2003, our internal growth rate was approximately 7.4% as compared to approximately 7.5% in 2002. We completed only one small acquisition in Portland, Oregon in late 2003. The slowdown in our internal growth rate in 2002 and 2003 is principally due to general economic weakness, particularly associated with the non-residential construction sector and particularly in several of our more established markets. Internal growth at many of our newer locations was strong. This growth was offset by weakness at certain of our older more established branches, especially those in Texas and Colorado, which were affected by weakness in construction in the markets that those branches serve. Sales of portable storage units have accounted for approximately 11.8% to 12.0% in 2003 and 2002, respectively, of our total revenues, and we generate less than 1.0% of our total revenues from other miscellaneous revenues, primarily related to our sales business, principally transportation charges for the delivery of units sold and the sale of ancillary products. Our revenues from the sale of portable storage units increased $1.2 million, or 7.8%, to $17.2 million in 2003 from $16.0 million in 2002. This 7.8% increase is partially due to increase sales at the locations we added in 2002 and a large government sale in the fourth quarter 2003, partially offset by lower sales volume at our more established locations.

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

Florida litigation expense relates to litigation and related costs incurred in connection with our Florida litigation which was concluded in 2003. We recorded approximately $8.5 million and $1.3 million of costs and legal expenses in connection with this suit and related litigation in 2003 and 2002, respectively.

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

Interest expense increased $4.7 million, or 40.7%, to $16.3 million in 2003 from $11.6 million in 2002. The increase was primarily the result of the issuance in June 2003 of our Senior Notes, the proceeds of which were used to replace lower interest secured debt. Our average debt outstanding during 2003, compared to 2002, increased by 17.0%, with most of the increase occurring during the first six months of 2003, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet during that period. The increase in interest expense includes the higher interest cost associated with our Senior Notes, which effectively increased the weighted average interest rate on our debt to 6.8% for 2003 from 5.7% for 2002, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.1% in 2003 and 5.9% in 2002. Our Senior Notes bear interest at 9.5% per annum, which is higher than the average borrowing rate under our revolving credit facility. On an annualized basis, the additional interest cost incurred under the Senior Notes versus the senior secured credit facility is approximately $6 million based on floating rates and swap rates in effect at the time the transaction was concluded. However, the issuance of the Senior Notes provided the Company with a great deal of additional liquidity. See “Liquidity and Capital Resources” within this Item 7.

Debt restructuring expense in 2003 was $10.4 million and includes the termination expenses (approximately $8.7 million) related to unwinding certain interest rate swap agreements relating to debt repaid with the proceeds from our sale during June 2003 of $150.0 million of Senior Notes and the write off of certain capitalized debt issuance costs (approximately $1.7 million) associated with our revolving credit agreement before it was amended and restated in June 2003. During 2002, we incurred $1.3 million of expense related to the write off of certain capitalized debt issuance costs associated with a former credit agreement. The 2002 transaction was recorded as an extraordinary item in 2002 pursuant to SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. In accordance with SFAS No. 145, which among other things rescinded SFAS No. 4, the 2002 transaction has been reclassified in our consolidated statements in pre-tax earnings as debt restructuring expense.

Provision for income taxes was based on an annual effective tax rate of 39.0% for both 2003 and 2002. At December 31, 2003, we had a federal net operating loss carryforward of approximately $67.9 million, which expires if unused from 2008 to 2023. In addition, we had net operating loss carryforward in the various states in which we operate.

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

Liquidity and Capital Resources

Liquidity Summary

Most of Mobile Mini’s capital expenditures are comprised of discretionary purchases of inventory, lease fleet units and equipment related to the expansion of our business. Currently, we spend approximately $2.5 million to $3.0 million per year in maintenance capital expenditures to replace forklifts, delivery trucks, trailers and enhancements to computer information systems. Mobile Mini’s outside sources of liquidity include a $250.0 million senior secured revolving line of credit, public equity offerings completed in 1999 and 2001 and a $150.0 million Senior Note offering completed in 2003. Approximately $125.9 million and $89.0 million was outstanding at December 31, 2004 and 2003, respectively, under our $250.0 million senior secured revolving line of credit.

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

Historically, Mobile Mini has funded much of its growth through equity and debt issuances and borrowings under its revolving credit facility. Recently, Mobile Mini has been able to fund more of its capital expenditures from operating cash flow, and during 2004 Mobile Mini funded a good portion of its $81.3 million of capital expenditures with operating cash flow of $42.3 million. Borrowings under its revolving credit facility increased in the aggregate by $36.9 million between December 31, 2003 and December 31, 2004.

Operating Activities. Our operations provided net cash flow of $42.3 million (after payment of an $8.0 million judgment relating to certain litigation in Florida) in 2004 compared to $43.1 million in 2003 and $45.4 million in 2002. The $0.8 million decrease in 2004 over 2003 in cash provided by operating activities was due primarily to payment of the $8.0 million judgment and to increases in accounts receivables and in inventory (primarily raw materials and supplies), deposits and prepaid expenses, partially offset by an increase in accounts payable. Cash provided by operating activities is enhanced by the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards, which minimizes our tax payments at this time. At December 31, 2004 we had a federal net operating loss carryforward of approximately $61.3 million and a deferred tax liability of $59.8 million.

Investing Activities. Net cash used in investing activities was $82.4 million in 2004, $57.6 million in 2003 and $93.3 million in 2002. In 2004, $1.3 million of cash was paid for acquisition of a business, compared to $1.7 million in 2003 period and $30.8 million in 2002. Capital expenditures for our lease fleet were $76.6 million for 2004, $52.0 million for 2003 and $57.0 million in 2002. Capital expenditures increased during 2004 due to an increase in demand which required us to purchase and refurbish more containers and offices than in 2003 and due to an increase in the cost of used shipping containers and modular offices, as well as the price of raw materials, especially steel. During the past several years, our fleet has become more customized, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $4.7 million in 2004, $4.5 million in 2003 and $5.9 million in 2002. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Our maintenance capital expenditures during 2004 were approximately $2.5 million, to cover the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information systems.

Financing Activities. Net cash provided by financing activities was $40.6 million in 2004, $12.7 million in 2003, and $49.0 million in 2002. During 2004, we primarily relied on cash provided by operations as well as our credit facility to provide the additional cash needed to fund the growth of our lease fleet. Additionally, we received $4.4 million from the exercises of employee stock options. In 2003, Mobile Mini completed an offering of $150.0 million of 9.5% Senior Notes due 2013 and, at the same time, amended its revolving credit facility to revise certain covenants. The net proceeds of the Senior Notes offering were used in part to unwind certain interest rate swap agreements (approximately $8.7 million) that had been entered into to hedge floating rate indebtedness outstanding under the revolving credit facility prior to the transaction, and the remainder of the net proceeds was used to repay borrowings outstanding under the revolving credit facility. Upon the closing of the transactions, most of Mobile Mini’s outstanding debt was fixed rate debt, and the amount of unused borrowings available to Mobile Mini under the revolving credit facility increased to approximately $76.4 million. We used $36.3 million less cash in financing activities during 2003 as compared to 2002, primarily as a result of our strategic decision to forego most business acquisition opportunities during 2003 in order to focus on growing our existing branch network. As of December 31, 2004, we had $125.9 million of borrowings outstanding under our credit facility, and approximately $110.7 million of additional borrowings were available to us under the facility. As of March 1, 2005, our borrowings outstanding under our credit facility were approximately $134.3 million. This increase is primarily due to the semi-annual interest payment on the Senior Notes in January 2005 ($7.1 million).

The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation. In August 2004, we amended our senior secured revolving line of credit to reduce the interest rate by reducing the spread over LIBOR which we pay at various levels of leverage. The interest rate, as calculated at December 31, 2004, under our credit facility is the LIBOR (London Interbank Offered Rate) rate plus 2.0% or the prime rate plus 0.25%, whichever we elect, subject to certain conditions.

All of our obligations under the revolving credit facility are unconditionally guaranteed jointly and severally by each of our subsidiaries. The revolving credit facility and the related guarantees are secured by substantially all of our assets and all assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock or other ownership interest owned by us and each guarantor and (ii) first-priority security interests in all of our tangible and intangible assets and the tangible and intangible assets of each guarantor (in each case, other than certain equipment assets subject to capitalized lease obligations). As of December 31, 2004, we had no capital lease obligations.

Loans under the revolving credit facility bear interest at a rate based, at our option and subject to certain conditions, on either (1) the prime rate plus a spread ranging from 0.00% (nil) to 0.75% depending on our leverage ratio, or (2) the London inter-bank offered rate, which we refer to as LIBOR, plus a spread ranging from 1.75% to 2.50% depending on our leverage ratio. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period (whichever is more frequent). In addition to paying interest on any outstanding principal amount, we pay an unused revolving credit facility fee to the senior lenders equal to a range of 0.30% to 0.50% per annum on the unused daily balance of the revolving credit commitment, payable monthly in arrears, based upon the actual number of days elapsed in a 360 day year. For each letter of credit we issue, we pay (i) a per annum fee equal to the margin over the LIBOR rate from time to time in effect, (ii) a fronting fee on the aggregate outstanding stated amounts of such letters of credit, plus (iii) customary administrative charges.

The credit facility documentation contains covenants restricting our ability to, among others (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or purchase other debt, (iii) incur liens, (iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. These financial covenants set maximum values for Mobile Mini’s leverage, fixed charge coverage, capital expenditures, and minimum values for lease fleet utilization rates. The leverage or debt ratio covenant requires that our ratio of funded debt to EBITDA (as defined in our revolving credit agreement) not exceed a specified ratio, which is 5.75 to 1.0 currently and which decreases to 5.5 to 1.0 at December 31, 2005 and thereafter. EBITDA for purposes of this covenant (i) includes our net income plus the amount of any non-cash extraordinary losses and debt restructuring costs arising from payments of termination costs of interest rate swaps and from write-offs of fees and expenses in connection with the initial funding under the loan and security agreement and (ii) gives pro forma effect to any permitted acquisition, in each case measured over our fiscal quarters ending on each quarterly measurement date. Our debt ratio covenant excludes all accruals and payments made by us in connection with our Florida litigation, which was concluded in 2003. Our fixed charge coverage ratio is required to be at least 1.85 to 1.0 and is defined as the ratio of our cash flow for four quarters to the sum of interest expense for such four quarters plus the current portion of our funded debt, but the calculation excludes accruals or cash payments made in connection with our Florida litigation. Our capital expenditure covenant limits our permitted payments made in connection with the acquisition of fixed assets to $115 million per year, as adjusted by annual carry-forward amounts plus an amount equal to 300% of the net cash proceeds we receive from any issuance of our equity securities. Portable containers held for sale and inventory and equipment acquired in connection with acquisition permitted under our revolving credit agreement are excluded from the capital expenditures covenant limitation. Our lease fleet utilization covenant requires us to maintain minimum utilization ranging from 75% to 77.5%, depending upon the fiscal quarter that is the measurement period. The credit facility also contains limitations on, among other things, incurring debt, granting liens, making investments, making restricted payments, entering into transactions with affiliates and prepaying subordinated debt. Our compliance with financial covenants is measured as of the last day of each fiscal quarter. We were in compliance with all the covenants under the revolving credit facility agreement at December 31, 2004.

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

Prior to June 2003, we entered into interest rate swap agreements under which we effectively fixed the interest rate payable on $135.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. In June 2003, in conjunction with our sale of our Senior Notes and the amendment of our credit facility, we terminated $110.0 million of these swap agreements. Accounting for these swap agreements is covered by Statement of Financial Accounting Standard (SFAS) No. 133, and pursuant to SFAS No. 133, the swap termination resulted in a charge to net income of approximately $5.3 million, net of an income tax benefit of approximately $3.4 million at June 30, 2003. At December 31, 2004 and 2003, we had one interest rate swap agreement for $25.0 million of debt. In January 2005, we entered into another interest rate swap agreement for an additional $25.0 million of debt. At December 31, 2004, a majority of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $100.9 million of borrowings under our credit facility are variable rate.

Mobile Mini believes that it has sufficient borrowings available under the facility to provide for its foreseeable capital needs over the next 12 to 36 months, with the duration dependent in large part upon the balance between the internal growth rates achieved during 2005 and subsequent periods and the expenses of entry into additional markets during the period, which will be the main determinant of how quickly the company uses its additional borrowing capacity under the revolving credit facility.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our secured revolving credit facility and $150.0 million of unsecured Senior Notes, together with other notes payable obligations both secured and unsecured. We also have operating lease commitments for: 1) real estate properties for the majority of our branches with remaining lease terms on our major leased properties ranging from 2 to 11 years; 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and 3) other equipment, primarily office machines.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.3 million in letters of credit and an agreement under which we are contingently responsible for $1.2 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment, but currently have no commitments recorded as a capital lease.

The table below provides a summary of our contractual commitments as of December 31, 2004. The operating lease amounts include the extended terms on real estate lease option renewals on those properties we currently anticipate we will exercise at the end of the lease term.

		Payments due by period
		(in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Revolving credit facility	$125,900	$—	$—	$125,900	$—

Senior Notes	150,000	—	—	—	150,000

Other long-term debt	1,144	1,050	94	—	—

Operating leases	32,888	6,621	11,434	7,624	7,209

Capital leases	—	—	—	—	—

Total contractual obligations	$309,932	$7,671	$11,528	$133,524	$157,209

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

Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly, which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as amended by SAB 104. We recognize revenues from sales of containers and office units upon delivery.

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

	Years ended December 31,
	2003	2004
As reported:
Net income	$5,912,323	$20,659,297
Diluted earnings per share	$0.41	$1.40

As adjusted for hypothetical change in reserve estimates:
Net income	$5,548,658	$20,321,715
Diluted earnings per share	$0.38	$1.37

If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value, and

•	Significant negative industry or general economic trends.

When we determine the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2002, December 31, 2003 and December 31, 2004, and determined that the carrying amount of goodwill was not impaired as of those dates. We will perform this test in the future as required by SFAS No. 142.

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

In 2004, our depreciation policy on our steel units was modified to increase the useful life to 25 years (from 20 years), and to decrease the residual value to 62.5% (from 70%), which effectively resulted in continued depreciation on steel units for five additional years at the same annual rate (1.5%). This change was made to reflect that some of our steel units have now been in our lease fleet longer than 20 years and these units continue to be effective income producing assets that do not show signs of reaching the end of their useful life. The depreciation policy is supported by our historical lease fleet data that shows we have been able to retain comparable rental rates and sales prices irrespective of the age of the unit in our container lease fleet.

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

		Useful
	Residual	Life In
	Value	Years	2003	2004
As Reported:	62.5%	25
Net income			$5,912,323	$20,659,297
Diluted earnings per share			$0.41	$1.40

As adjusted for change in estimates:	70%	20
Net income			$5,912,323	$20,659,297
Diluted earnings per share			$0.41	$1.40

As adjusted for change in estimates:	50%	20
Net income			$4,012,250	$18,492,221
Diluted earnings per share			$0.28	$1.25

As adjusted for change in estimates:	40%	40
Net income			$5,912,323	$20,659,297
Diluted earnings per share			$0.41	$1.40

As adjusted for change in estimates:	30%	25
Net income			$3,442,825	$17,842,099
Diluted earnings per share			$0.24	$1.21

As adjusted for change in estimates:	25%	25
Net income			$3,062,903	$17,408,683
Diluted earnings per share			$0.21	$1.18

Insurance Reserves. Our worker’s compensation, auto and general liability insurance is purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in SFAS No. 5) that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate the resolution of such matters known at this time will have a material adverse effect on our business or consolidated financial position.

Recent Accounting Pronouncements

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2004, we had one interest rate swap agreement under which we pay a fixed rate and receive a variable interest rate on $25.0 million of debt. In 2004, in accordance with SFAS No. 133, comprehensive income included $0.3 million, net of income tax expense of $0.2 million, related to the fair value of our interest rate swap agreements.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

	At December 31,
	(in thousands, except percentages)
							Total at	Total Fair Value
							December 31,	at December 31,
	2005	2006	2007	2008	2009	Thereafter	2004	2004
Liabilities:
Fixed rate	$1,050	$94	$––	$—	$—	$150,000	$151,144	$175,894
Average interest rate							9.44%
Floating rate	$—	$—	$—	$100,900	$––	$––	$100,900	$100,900
Average interest rate							4.44%

Fixed rate swap:
Variable to fixed	$—	$—	$––	$25,000	$––	$—	$25,000	$25,000
Average pay rate							5.7%
Average receive rate							1 month
							LIBOR-BBA
Operating leases	$6,621	$6,394	$5,040	$4,090	$3,534	$7,209	$32,888

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

Caution Respecting Forward-Looking Statements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

To the Shareholders of Mobile Mini, Inc.,

The management of Mobile Mini, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steven G. Bunger

Dated: March 10, 2005	Steven G. Bunger
Chief Executive Officer
Mobile Mini, Inc.

/s/ Lawrence Trachtenberg

Dated: March 10, 2005	Lawrence Trachtenberg
Executive Vice President and
Chief Financial Officer
Mobile Mini, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mobile Mini, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Mobile Mini, Inc. and Subsidiaries, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 10, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 10, 2005

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Cash	$97,323	$758,683
Receivables, net of allowance for doubtful accounts of $2,102,000 and $2,701,000, respectively	15,907,342	19,217,517
Inventories	15,058,918	17,323,465
Lease fleet, net	382,753,903	451,835,604
Property, plant and equipment, net	34,506,768	34,319,772
Deposits and prepaid expenses	7,165,735	9,072,580
Other assets and intangibles, net	7,082,890	6,488,854
Goodwill	52,506,979	53,129,255

Total assets	$515,079,858	$592,145,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$7,178,725	$8,899,944
Accrued liabilities	30,640,865	30,037,438
Line of credit	89,000,000	125,900,000
Notes payable	1,610,158	1,144,161
Senior Notes	150,000,000	150,000,000
Deferred income taxes	47,357,603	59,795,291

Total liabilities	325,787,351	375,776,834

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value, 95,000,000 shares authorized, 14,352,703 and 14,682,991 issued and outstanding at December 31, 2003 and December 31, 2004, respectively	143,528	146,829
Additional paid-in capital	116,956,025	122,933,807
Retained earnings	72,295,170	92,954,467
Accumulated other comprehensive income (loss)	(102,216)	333,793

Total stockholders’ equity	189,292,507	216,368,896

Total liabilities and stockholders’ equity	$515,079,858	$592,145,730

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2002	2003	2004
Revenues:
Leasing	$116,168,681	$128,482,012	$149,856,389
Sales	16,007,517	17,248,507	17,918,732
Other	920,331	837,977	565,532

Total revenues	133,096,529	146,568,496	168,340,653

Costs and expenses:
Cost of sales	10,343,451	11,487,167	11,351,660
Leasing, selling and general expenses	69,202,472	79,071,265	89,710,923
Florida litigation expense	1,320,054	8,501,679	––
Depreciation and amortization	9,456,896	11,078,548	12,411,738

Total costs and expenses	90,322,873	110,138,659	113,474,321

Income from operations	42,773,656	36,429,837	54,866,332
Other income (expense):
Interest income	13,000	2,013	83
Interest expense	(11,586,923)	(16,299,172)	(20,434,253)
Debt restructuring expense	(1,299,641)	(10,440,346)	––

Income before provision for income taxes	29,900,092	9,692,332	34,432,162
Provision for income taxes	11,661,036	3,780,009	13,772,865

Net income	$18,239,056	$5,912,323	$20,659,297

Earnings per share:
Basic	$1.28	$0.41	$1.43

Diluted	$1.26	$0.41	$1.40

Weighted average number of common and common share equivalents outstanding:
Basic	14,254,468	14,312,467	14,486,803

Diluted	14,442,066	14,462,479	14,782,522

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2002, 2003 and 2004

					Accumulated
			Additional		Other
	Shares of	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Common Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2001	14,223,957	$142,239	$115,434,033	$48,143,791	$(2,017,278)	$161,702,785
Net income	—	—	—	18,239,056	—	18,239,056
Unrealized gain on short-term investments, (net of income tax expense of $22,272)	—	—	—	—	34,835	34,835
Market value change in derivatives, (net of income tax benefit of $1,273,361)	—	—	—	—	(1,991,668)	(1,991,668)
Foreign currency translation, (net of income tax expense of $335)	—	—	—	—	524	524

Comprehensive income	—	—	—	—	—	16,282,747
Exercise of stock options, (including income tax benefit of $129,200)	24,750	249	387,418	—	—	387,667
Exercise of warrants	44,007	440	219,595	—	—	220,035
Stock option compensation	—	—	76,255	—	—	76,255

Balance, December 31, 2002	14,292,714	142,928	116,117,301	66,382,847	(3,973,587)	178,669,489
Net income	—	—	—	5,912,323	—	5,912,323
Unrealized gain on short-term investments, (net of income tax benefit of $22,272)	—	—	—	—	(34,835)	(34,835)
Market value change in derivatives, (net of income tax expense of $23,679)	—	—	—	—	36,990	36,990
Realized loss on termination of derivatives, (net of income tax expense of $2,352,266)	—	—	—	—	3,679,185	3,679,185
Foreign currency translation, (net of income tax expense of $121,495)	—	—	—	—	190,031	190,031

Comprehensive income	—	—	—	—	—	9,783,694
Exercise of stock options, (including income tax benefit of $159,408)	59,989	600	838,724	—	—	839,324

Balance, December 31, 2003	14,352,703	143,528	116,956,025	72,295,170	(102,216)	189,292,507
Net income	—	—	—	20,659,297	—	20,659,297

Market value change in derivatives, (net of income tax expense of $173,434)	—	—	—	—	260,152	260,152
Foreign currency translation, (net of income tax expense of $117,238)	—	—	—	—	175,857	175,857

Comprehensive income	—	—	—	—	—	21,095,306
Exercise of stock options, (including income tax benefit of $1,575,035)	330,288	3,301	5,977,782	—	—	5,981,083

Balance, December 31, 2004	14,682,991	$146,829	$122,933,807	$92,954,467	$333,793	$216,368,896

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2003	2004
Cash Flows From Operating Activities:
Net income	$18,239,056	$5,912,323	$20,659,297
Adjustments to reconcile income to net cash provided by operating activities:
Debt restructuring expense	1,299,641	10,440,346	––
Provision for doubtful accounts	2,021,797	2,359,830	2,250,550
Amortization of deferred financing costs	440,491	591,290	775,110
Amortization of stock option compensation	76,255	—	––
Depreciation and amortization	9,456,896	11,078,548	12,411,738
Loss on disposal of property, plant and equipment	47,111	44,431	604,212
Gain on sale of short-term investments	—	(59,185)	––
Deferred income taxes	11,542,981	3,843,713	13,839,290
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,507,763)	(2,033,170)	(5,560,725)
Inventories	2,334,400	(1,780,527)	(2,178,070)
Deposits and prepaid expenses	274,731	(3,389,598)	(1,906,845)
Other assets and intangibles	(240,302)	(92,588)	(78,329)
Accounts payable	937,355	(1,587,066)	1,721,219
Accrued liabilities	1,500,619	17,819,087	(189,841)

Net cash provided by operating activities	45,423,268	43,147,434	42,347,606

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(30,833,173)	(1,672,920)	(1,281,530)
Net purchases of lease fleet	(57,037,912)	(51,996,286)	(76,581,037)
Net purchases of property, plant and equipment	(5,855,109)	(4,482,969)	(4,716,979)
Net proceeds on sale of short-term investment	—	122,912	—
Change in other assets	425,282	423,605	162,195

Net cash used in investing activities	(93,300,912)	(57,605,658)	(82,417,351)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	57,396,178	(130,866,078)	36,900,000
Proceeds from issuance of notes payable	2,757,285	767,844	839,441
Proceeds from issuance of Senior Notes	—	150,000,000	––
Deferred financing costs	(2,202,993)	(6,570,452)	(284,803)
Principal payments on notes payable	(9,388,128)	(1,201,447)	(1,305,438)
Principal payments on capital lease obligations	(34,236)	(79,735)	––
Exercise of warrants	220,035	—	––
Issuance of common stock, net of share cost	258,467	679,916	4,406,048

Net cash provided by financing activities	49,006,608	12,730,048	40,555,248

Effect of exchange rate changes on cash	524	190,031	175,857

Net increase (decrease) in cash	1,129,488	(1,538,145)	661,360
Cash at beginning of year	505,980	1,635,468	97,323

Cash at end of year	$1,635,468	$97,323	$758,683

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$11,257,813	$8,840,671	$19,253,961

Cash paid during the year for income and franchise taxes	$447,937	$297,952	$371,639

Interest rate swap liability charged (credited) to equity	$1,991,668	$(3,716,175)	$(260,152)

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation (Mobile Mini or the Company), is a leading provider of portable storage solutions. At December 31, 2004, we have a total fleet of approximately 103,000 portable storage and office units held for lease and for sale, and we operate throughout the United States and in one Canadian province. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified client base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the United States military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

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

Revenue Recognition

In December 2003, the Securities and Exchange Commission (SEC) issued staff accounting bulletin No. 104 (SAB 104) Revenue Recognition, which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated financial statements. Mobile Mini follows SAB 101, Revenue Recognition in Financial Statements, as amended by SAB 104, for the recognition of revenue.

Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly which approximates a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as amended by SAB 104. Mobile Mini recognizes revenues from sales of containers and office units upon delivery.

Cost of Sales

Cost of sales in our consolidated statements of operations includes only the costs for units we sell. Similar costs associated with the portable storage units that we lease are capitalized on our balance sheet under “Lease fleet”.

Advertising Costs

Advertising costs are accounted for under Statement of Position, (SOP) 93-7, Reporting on Advertising Costs. All non direct-response advertising costs are expensed as incurred. Direct response advertising costs, principally Yellow Page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2003 and 2004, prepaid advertising costs were approximately $2.8 million and $2.5 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact management information system. Advertising expense was $6.2 million, $6.9 million and $7.0 million in 2002, 2003 and 2004, respectively.

Cash

Our revolving credit agreement includes restrictions on excess cash. There was no restricted cash at December 31, 2003 and 2004.

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

Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in our processes. Inventories at December 31, consist of the following:

	2003	2004
Raw materials and supplies	$12,634,192	$13,773,947
Work-in-process	758,603	805,744
Finished portable storage units	1,666,123	2,743,774

	$15,058,918	$17,323,465

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

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life In
	Years	2003	2004
Land		$772,014	$772,014
Vehicles and machinery	5 to 20	37,842,400	39,666,655
Buildings and improvements (1)	30	9,697,128	9,762,850
Office fixtures and equipment	5	7,532,319	9,258,822

		55,843,861	59,460,341
Less accumulated depreciation		(21,337,093)	(25,140,569)

		$34,506,768	$34,319,772

(1) Improvements made to leased properties are depreciated over the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions and were approximately $7.1 million and $6.5 million, net of accumulated amortization of $0.7 million and $1.4 million at December 31, 2003 and 2004, respectively.

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

Below are the required disclosures pursuant to SFAS No. 128 for the years ended December 31:

	Year Ended December 31,
	2002	2003	2004
BASIC:
Common shares outstanding, beginning of year	14,223,957	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued	30,511	19,753	134,100

Weighted average number of common shares outstanding	14,254,468	14,312,467	14,486,803

Net income	$18,239,056	$5,912,323	$20,659,297

Earnings per share	$1.28	$0.41	$1.43

	Year Ended December 31,
	2002	2003	2004
DILUTED:
Common shares outstanding, beginning of year	14,223,957	14,292,714	14,352,703
Effect of weighting shares:
Weighted common shares issued	30,511	19,753	134,100
Employee stock options and warrants assumed converted	187,598	150,012	295,719

Weighted average number of common and common equivalent shares outstanding	14,442,066	14,462,479	14,782,522

Net income	$18,239,056	$5,912,323	$20,659,297

Earnings per share	$1.26	$0.41	$1.40

Employee stock options to purchase 518,550, 1,332,920 and 819,670 shares were issued or outstanding during 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We have not recognized any impairment losses during the three year period ended December 31, 2004.

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

Prior to January 1, 2002, Mobile Mini amortized goodwill over the useful life of the underlying asset, not to exceed 25 years. On January 1, 2002, Mobile Mini began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. At December 31, 2004, Mobile Mini had gross goodwill of $55.1 million and accumulated amortization of $2.0 million. For the years ended December 31, 2002, 2003 and 2004, Mobile Mini did not recognize amortization expense related to goodwill.

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

Mobile Mini performed the annual required impairment tests for goodwill as of December 31, 2003 and 2004 and determined that goodwill was not impaired either year and it was not necessary to record any impairment losses related to goodwill and other intangible assets.

Fair Value of Financial Instruments

We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of our borrowings under our credit facility and notes payable approximate fair value. The fair values of our notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2003 and 2004 approximated the book values. The fair value of our $150.0 million 9.5% Senior Notes at December 31, 2003 and 2004 is approximately $165.0 million and $174.8 million, respectively. The determination for fair value is based on the latest sale prices at the end of each fiscal year obtained from a third-party institution.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs, of approximately $6.2 million and $5.7 million, net of accumulated amortization of $0.4 million and $1.2 million at December 31, 2003 and 2004, respectively. The costs associated with our former credit agreement were written off to expense in 2002 and the remaining costs of the new credit facility prior to amending the agreement in June 2003, were written off to expense in 2003 (See Note 3 – Line of Credit). The costs of obtaining long-term financing, including our amended credit facility, are being amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.

Derivatives

SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will be recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative transactions during 2003 and 2004 under SFAS No. 133 resulted in comprehensive income of $3.7 million, net of income tax expense of $2.4 million for 2003, and $0.3 million, net of income tax expense of $0.2 million for 2004. Derivative transactions are included in other liabilities. Accumulated other comprehensive income (loss) included a charge of approximately $293,000 and $33,000 related to derivatives at December 31, 2003 and 2004, respectively.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board, (APB), Opinion No. 25, Accounting for Stock Issued to Employees (No. 25) and related Interpretations. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan.

If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the years ended December 31:

	2002	2003	2004
Net income as reported	$18,239,056	$5,912,323	$20,659,297
Compensation expense, net of income tax effects	2,263,877	2,404,678	2,238,188

Pro forma net income	$15,975,179	$3,507,645	$18,421,109

Basic EPS:
As reported	$1.28	$0.41	$1.43
Pro forma	$1.12	$0.25	$1.27
Diluted EPS:
As reported	$1.26	$0.41	$1.40
Pro forma	$1.11	$0.24	$1.25

Pro forma results disclosed are based on the provisions of SFAS No. 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. See Note 8 for further discussion of the Company’s stock-based employee compensation.

Foreign Currency Translation and Transactions

For our Canadian operations, the local currency is the functional currency. All assets and liabilities are translated into United States dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year. Adjustments resulting from this translation are recorded in accumulated other comprehensive income.

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

Impact of Recently Issued Accounting Standards

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date of SFAS No. 123(R) (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method that it will adopt prior to the effective date of SFAS No. 123(R).

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

(2) Lease Fleet:

Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date we put the unit in service, and are depreciated down to their estimated residual values. Effective January 1, 2004, some of our steel units were in our fleet longer than 20 years and we modified our depreciation policy on our steel units to an estimated useful life of 25 years with an estimated residual value of 62.5% which effectively resulted in continual depreciation on these containers at the same annual rate as our previous depreciation policy of 20 year life and 70% residual value. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. At December 31, 2003 and 2004, all of our lease fleet units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

Gains from sale-leaseback transactions were deferred and amortized over the estimated useful lives of the related assets. Unamortized gains at December 31, 2003 and 2004, approximated $169,000 and $152,000, respectively, and are reflected as a reduction to the lease fleet value in the accompanying consolidated balance sheets.

Lease fleet at December 31, consists of the following:

	2003	2004
	Net Book Value	Net Book Value
Steel storage containers	$252,449,396	$296,224,965
Offices	148,244,087	181,756,241
Van trailers	4,464,269	3,825,484
Other, primarily flatbed type chassis	424,833	259,093
Accumulated depreciation	(22,828,682)	(30,230,179)

	$382,753,903	$451,835,604

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

Borrowings under the present Loan and Security Agreement are secured by a lien on substantially all of our present and future assets. Borrowings of up to $250 million are available under this facility, based on the value of our lease fleet, property, plant, equipment, and levels of inventories and receivables. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread under the facility is based on a quarterly calculation of our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses during the prior 12 months. Borrowings are, at our option, at either a spread from the prime or LIBOR rates, as defined. At December 31, 2004, the prime rate was 5.25% and the weighted average LIBOR rate was 2.2291%. The Loan and Security Agreement contains several covenants, including a minimum fixed charge coverage, maximum ratio of funded debt to EBITDA (as defined in the Loan and Security Agreement), a minimum borrowing base availability and minimum required utilization rates. The Loan and Security Agreement also restricts our capital expenditures, our incurrence of additional debt and prohibits our payment of cash dividends on the common stock. We were in compliance with all covenants at December 31, 2004. The most restrictive covenant is the ratio of funded debt to EBITDA, as defined in the Loan and Security Agreement, of 5.75 to 1.0 at December 31, 2004. We had approximately $110.7 million of availability, at December 31, 2004, under the requirements of this covenant.

Our revolving line of credit balance outstanding was approximately $89.0 million and $125.9 million at December 31, 2003 and 2004, respectively. Our 2003 balance was affected by our issuance of $150.0 million of Senior Notes in June 2003. (See Note 5). The weighted average interest rate under the line of credit, including the effect of applicable interest rate swaps, was approximately 5.4% in 2003 and 4.8% in 2004, and the average balance outstanding during 2003 and 2004 was approximately $152.6 million and $113.9 million, respectively.

In connection with our debt restructuring transaction on June 26, 2003, we terminated $110.0 million of the $135.0 million interest rate swap agreements then in effect. The termination fees for unwinding these agreements of approximately $8.7 million are included in debt restructuring expense in the accompanying consolidated financial statements. The fixed interest rate on the remaining $25.0 million swap is 3.66% plus the spread. Accounting for these swap agreements is covered by SFAS No. 133 and the aggregate change in the fair value of the interest rate swap agreements resulted in comprehensive income at December 31, 2003 of $3.7 million, net of income tax expense of $2.4 million and at December 31, 2004, comprehensive income of $0.3 million, net of income tax expense of $0.2 million. These swap agreements are designated as cash flow hedges and interest expense on the borrowings under these agreements is accrued using the fixed rates identified in the swap agreements. Our objective in entering into these swap transactions was to reduce the risk associated with future interest rate fluctuations. We began accounting for the swap agreements under SFAS No. 133 effective January 1, 2001.

(4) Notes Payable:

Notes payable at December 31, consist of the following:

	2003	2004
Notes payable, interest at 6.29%, monthly installments of principal and interest, maturing March 2006, secured by equipment	$1,145,336	$636,022
Notes payable to financial institution, with interest rates of 5.38% and 5.35% in 2003 and 2004, respectively, payable in fixed monthly installments, maturing June 2004 and June 2005, respectively, unsecured	464,822	508,139

	$1,610,158	$1,144,161

Future payments of notes payable:

Years Ending December 31,
2005	$1,050,426
2006	93,735

$1,144,161

(5) Equity and Debt Issuances:

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

The Senior Notes mature on July 1, 2013, and we can redeem some or all of the Notes on or after July 1, 2008, at their principal amount at specified redemption prices that range from 104.75% in 2008 to 100.00% in 2012 and thereafter, plus accrued and unpaid interest to the date of the redemption. In addition, on or prior to July 1, 2006, with proceeds that we may raise in one or more equity offerings, we can choose to redeem up to 35% of the outstanding Notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest thereon.

(6) Income Taxes:

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

The provision for income taxes for the years ended December 31, consisted of the following:

	2002	2003	2004
Current	$118,000	$54,000	$23,000
Deferred	11,543,000	3,726,000	13,750,000

Total	$11,661,000	$3,780,000	$13,773,000

The components of the net deferred tax liability at December 31, are approximately as follows:

	2003	2004
Deferred tax assets (liabilities):
Net operating loss carryforward	$24,758,000	$22,089,000
Accelerated tax depreciation	(77,106,000)	(88,418,000)
Other	4,990,000	6,534,000

Net deferred tax liability	$(47,358,000)	$(59,795,000)

A reconciliation of the federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2002	2003	2004
Statutory federal rate	35%	35%	35%
State taxes, net of federal benefit	4	4	5

	39%	39%	40%

At December 31, 2004, we had a federal net operating loss carryforward of approximately $61.3 million which expires if unused from 2009 to 2024. At December 31, 2004, we had net operating loss carryforward in the various states in which we operate. Deferred tax benefits are recorded for state net operating loss carryforwards only to the extent management estimates they are more than likely than not recoverable.

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

(7) Transactions with Related Parties:

When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings (including Carolyn A. Clawson, a member of our board of directors). Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $81,000, $83,000 and $84,000 in 2002, 2003 and 2004, respectively. In 2003, the term of each of these leases was extended for five years, under the same terms and conditions, and expire on December 31, 2008. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger and Carolyn A. Clawson. Annual lease payments in 2002, 2003 and 2004 under this lease were approximately $247,000, $252,000 and $261,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties.

Mobile Mini obtains services throughout the year from SkilQuest, Inc., a company engaged in sales and management support programs. SkilQuest, Inc. is owned by Carolyn A. Clawson, a member of our board of directors. Mobile Mini made aggregate payments of approximately $263,000, $334,000, and $188,000 to SkilQuest, Inc. in 2002, 2003 and 2004, respectively, which Mobile Mini believes represented the fair market value for the services performed.

In February 2001, Mobile Mini and its former Chairman of the Board, Richard E. Bunger, entered into an employment agreement pursuant to which Mr. Bunger provides services to Mobile Mini during the term of the agreement, which is scheduled to end on June 30, 2005. Under the agreement, Mobile Mini paid Mr. Bunger $180,000 during 2002, $112,000 during 2003 and $12,000 in 2004, and will pay him $1,000 per month through June 30, 2005. Until February 2004, Mobile Mini also provided office space and an administrative assistant to Mr. Bunger. The agreement also provides that Mr. Bunger is bound by an agreement pertaining to confidentiality of Mobile Mini’s confidential information, and a non-competition agreement.

It is Mobile Mini’s intention not to enter into any additional related party transactions other than extension of lease agreements and renewal of the relationship with SkilQuest.

(8) Benefit Plans:

Stock Option Plans

In August 1994, our board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2004, there were outstanding options to acquire 274,832 shares under the 1994 Plan. In August 1999, our board of directors approved the Mobile Mini, Inc. 1999 Stock Option Plan, under which 1.2 million shares of common stock were originally reserved for issuance upon the exercise of options which may be granted under this plan. The 1999 Plan was amended in 2003, to increase shares of common stock authorized for issuance from 1.2 million to 2.2 million shares. Both plans and amendments were approved by the stockholders at annual meetings. Under the 1999 Plan, both incentive stock options (ISOs), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, and non-qualified stock options may be granted. ISOs may be granted to our officers and other employees. Non-qualified stock options may be granted to directors and employees, and to non-employee service providers. The purposes of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, our management and other employees. The board of directors believes that stock options are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their purchase of a stock interest in Mobile Mini.

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

The board of directors may amend the 1999 Plan at any time, except that approval by our stockholders may be required for an amendment that increases the aggregate number of shares which may be issued pursuant to the plan, changes the class of persons eligible to receive ISO’s, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under the plan. The board of directors may terminate or suspend the 1999 Plan at any time. Unless previously terminated, the 1999 Plan will expire in August 2009. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

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

	2002	2003	2004
Risk free interest rates range	3.03 to 4.81%	3.29 to 3.37%	3.47 to 3.53%
Expected holding period	5.0 years	5.0 years	5.4 years
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	80.0%	35.6%	37.6%

Under these assumptions, the weighted average fair value of the stock options granted was $9.63, $8.26 and $11.20 for 2002, 2003 and 2004, respectively.

The effect of applying SFAS No. 123 in the pro forma disclosures above is not likely to be representative of the effect on reported net income or earnings per share for future years, because options vest over several years, additional stock options are generally awarded in each year and SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

The following table summarizes the activities under our stock option plans for the years ended December 31:

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	1,392,550	$21.25	1,692,700	$19.87	1,888,640	$19.98
Granted	362,500	14.70	350,500	19.70	379,000	28.15
Canceled/ Expired	(37,600)	26.53	(94,571)	22.40	(75,320)	(21.91)
Exercised	(24,750)	11.43	(59,989)	11.40	(330,288)	(13.34)

Options outstanding, end of year	1,692,700	$19.87	1,888,640	$19.98	1,862,032	$22.74

Options exercisable, end of year	699,220	$16.46	945,285	$17.99	934,178	$20.98

Options available for grant, end of year	32,000		738,671		431,091

Options outstanding and exercisable by price range as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.250 – $6.125	56,432	2.56	$5.315	56,432	$5.315
10.125 – 14.650	308,100	6.89	13.820	159,900	13.050
15.312 – 19.850	563,000	7.13	18.731	330,800	18.003
20.875 – 24.110	142,950	5.54	21.182	116,100	21.192
27.500 – 28.988	378,200	9.80	28.151	16,216	27.573
31.540 – 32.910	413,350	6.93	32.835	254,730	32.789

	1,862,032			934,178

401(k) Plan

In 1995, we established a contributory retirement plan, the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 10% of employees’ contributions up to a maximum of $500 per employee. We made matching contributions of $72,000, $76,000 and $88,000 in 2002, 2003 and 2004, respectively. Additionally, we incurred approximately $25,000, $25,000 and $18,000 in 2002, 2003 and 2004, respectively, for administrative costs on this program.

(9) Commitments and Contingencies:

Leases

As discussed more fully in Note 7, Mobile Mini is obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $4,224,000, $5,165,000 and $5,812,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows:

2005	$6,621,000
2006	6,394,000
2007	5,040,000
2008	4,090,000
2009	3,534,000
Thereafter	7,209,000

$32,888,000

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

Our worker’s compensation, auto and general liability insurance is purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.3 million in letters of credit and an agreement under which we are contingently responsible for $1.2 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

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

(10) Stockholders’ Equity:

Redeemable Warrants

Redeemable Warrants to purchase 187,500 shares of common stock at $5.00 per share were issued in connection with our issuance in November 1997 of Senior Subordinated Notes. Redeemable Warrants of 44,007 had been exercised for an equal number of shares of common stock, with proceeds to Mobile Mini of approximately $220,000 in 2002. The Redeemable Warrants expired on November 1, 2002, with 4,150 warrants expiring unexercised.

(11) Acquisitions:

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

Mobile Mini acquired for cash, the assets and assumed certain liabilities of 10 businesses in 2002, one business in 2003 and one business in 2004. The accompanying consolidated financial statements include the operations of the acquired business from the date of acquisition. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition. Goodwill for acquisitions completed through June 30, 2001, was amortized using the straight-line method over 25 years from the date of the acquisition during 2001. In 2002, 2003 and 2004, goodwill for acquisitions was not amortized in accordance with SFAS No. 142. Goodwill was approximately $52.5 million and $53.1 million at December 31, 2003 and 2004 respectively.

The aggregate purchase price of the operations acquired consists of:

	Year ended December 31,
	2003	2004
Cash	$1,284,000	$1,240,000
Retirement of debt	214,000	18,000
Other acquisition costs	175,000	24,000

Total	$1,673,000	$1,282,000

The fair value of the assets purchased has been allocated as follows:

	Year ended December 31,
	2003	2004
Tangible assets	$475,000	$492,000
Intangible assets	25,000	25,000
Goodwill	1,173,000	785,000
Assumed liabilities	—	(20,000)

Total	$1,673,000	$1,282,000

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

Included in other assets and intangibles are non-compete agreements that are amortized from 2 to 5 years using the straight-line method with no residual value. Amortization expense for non-compete agreements was approximately $201,000, $244,000 and $207,000 in 2002, 2003 and 2004, respectively.         .

The table below represents the estimated annual amortization expense for intangible assets from acquisitions at December 31, 2004:

2005	$146,000
2006	101,000
2007	38,000
2008	9,000
2009	3,000

(12) Segment Reporting:

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

In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, income tax, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such non-recurring event during the last several years has been the expenses that we incurred in connection with our litigation in Florida in Nuko Holdings I, LLC v. Mobile Mini, which was concluded in 2003; these expenses included the costs of defending in the lawsuit and the cost of the judgment.

Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS No. 131, reportable segment information is the same as contained in our consolidated financial statements.

(13) Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2003 and 2004. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2003
Leasing revenues	$29,704,244		$30,941,606		$32,772,488		$35,063,674
Total revenues	33,741,989		35,051,498		36,636,424		41,138,585
Gross profit margin on sales	1,405,981		1,496,254		1,298,602		1,560,503
Income from operations	9,499,164		10,188,081		12,220,704		4,521,888
Net income (loss)	3,833,127	(1)	(2,129,875	)(2)(3)	4,474,149	(4)	(265,078	)(5)
Earnings (loss) per share:
Basic	$0.27	(1)	$(0.15	)(2)(3)	$0.31	(4)	$(0.02	)(5)

Diluted	$0.27	(1)	$(0.15	)(2)(3)	$0.31	(4)	$(0.02	)(5)

2004
Leasing revenues	$32,147,156		$35,744,191		$38,914,829		$43,050,213
Total revenues	36,523,412		41,113,243		43,523,164		47,180,834
Gross profit margin on sales	1,483,443		1,834,701		1,760,317		1,488,611
Income from operations	10,250,437		12,606,422		14,880,296		17,129,177
Net income	3,155,379		4,581,829		5,836,699		7,085,390
Earnings per share:
Basic	$0.22		$0.32		$0.40		$0.48

Diluted	$0.22		$0.31		$0.39		$0.47

(1)	Includes Florida litigation expenses, which approximated $0.04 million, net of income tax benefit of $0.03 million, or $0.0 per diluted share.

(2)	Includes termination expenses for certain interest rate swap agreements and certain capitalized debt issuance costs, both incurred in connection with our entering into our amended and restated credit agreement and the issuance of our Senior Notes. These costs approximated $6.4 million, net of income tax benefit of $4.0 million, or $0.44 per diluted share.

(3)	Includes Florida litigation expenses, which approximated $0.09 million, net of income tax benefit of $0.06 million, or $0.01 per diluted share.

(4)	Includes Florida litigation expenses, which approximated $0.04 million, net of income tax benefit of $0.03 million, or $0.0 per diluted share.

(5)	Includes Florida litigation expenses, which approximated $5.0 million, net of income tax benefit of $3.2 million, or $0.35 per diluted share.

(14) Subsequent Event:

In January 2005, we entered into an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate.

On February 23, 2005, the Compensation Committee of Mobile Mini, Inc., approved the accelerated vesting of a portion of the Company's stock options granted on December 13, 2001 at an exercise price of $32.91 per share. All of the stock options that were scheduled to vest on June 13, 2006, approximately 83,100 shares unvested and outstanding, were accelerated. At the time of the resolution, the exercise price was less then the market value of those related common stock options. Upon our adoption of SFAS 123(R), the accelerated vesting will reduce future compensation expense to be recognized in the income statement over the next two years by approximately $1.5 million, or approximately $0.75 million in the second half of fiscal 2005 and approximately $0.75 million in the first half of fiscal 2006.

(15) Subsequent Event - Florida Litigation: (unaudited)

On March 15, 2005, Mobile Mini entered into a Mediation Conference Memorandum, pursuant to which a third party agreed to reimburse us $3.3 million of the loss we sustained in connection with two lawsuits that arose in connection with our acquisition in April 2000 of a portable storage business in Florida. These lawsuits were previously reported in our reports on Form 10-K and Form 10-Q, which are filed with the Securities and Exchange Commission. The settlement is subject to execution and delivery of a definitive settlement agreement containing the agreed-upon terms no later than April 14, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the company’s internal controls over financial reporting that occurred during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act is for management to report on the Company’s internal control over financial reporting and for our independent registered public accountants to attest to this report. Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included in Item 8, “Financial Statements and Supplementary Data”.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth in our 2005 Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth in our 2005 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth in our 2005 Proxy Statement under the headings “Security Ownership by Management and Other Stockholders” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in our 2005 Proxy Statement under the caption “Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth in our 2005 Proxy Statement under the caption “Fees Billed by Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements:

(1)	The financial statements required to be included in this Report are included in ITEM 8 of this Report.

(2)	The following financial statement schedule for the years ended December 31, 2002, 2003 and 2004 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2004:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits:

Exhibit
Number	Description	Page
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

3.2	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

4.3	Indenture, dated as of June 26, 2003, among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).

10.2.1	Form of Stock Option Grant Agreement (Filed herewith).

10.3.1	Amended and Restated Loan and Security Agreement, dated as of June 26, 2003, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Fleet Capital Corporation, as Agent. (Incorporated by reference to Exhibit 10.3.1 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.3.2	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.3	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.4	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.5	First Amendment to Amended and Restated Loan and Security Agreement, dated January 14, 2004. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3.6	Second Amendment to Amended and Restated Loan and Security Agreement, dated March 16, 2004. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.3.7	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 2004. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger,

Exhibit
Number	Description	Page
Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.5	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.6	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.7	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.8	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.9	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.10	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.11	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.13	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.14	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to

Exhibit
Number	Description	Page
premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Offices. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.
Date: March 15, 2005	By:	/s/ Steven G. Bunger

Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By:	/s/ Steven G. Bunger

Steven G. Bunger, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 15, 2005	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief
Financial Officer and Director (Principal Financial Officer)

Date: March 15, 2005	By:	/s/ Deborah K. Keeley

Deborah K. Keeley, Vice President and Controller
(Principal Accounting Officer)

Date: March 15, 2005	By:	/s/ Carolyn A. Clawson

Carolyn A. Clawson, Director

Date: March 15, 2005	By:	/s/ Thomas R. Graunke

Thomas R. Graunke, Director

Date: March 15, 2005	By:	/s/ Ronald J. Marusiak

Ronald J. Marusiak, Director

Date: March 15, 2005	By:	/s/ Stephen A McConnell

Stephen A McConnell, Director

Date: March 15, 2005	By:	/s/ Michael L. Watts

Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31,
	2002	2003	2004
Allowance for doubtful accounts:
Balance at beginning of year	$2,280,408	$2,131,097	$2,102,477
Provision charged to expense	2,021,797	2,359,830	2,250,550
Write-offs	(2,171,108)	(2,388,450)	(1,652,111)

Balance at end of year	$2,131,097	$2,102,477	$2,700,916

EXHIBIT INDEX

Exhibit
Number	Description	Page
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

3.2	Amended and Restated By-laws of Mobile Mini, Inc., adopted February 14, 2000. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

4.3	Indenture, dated as of June 26, 2003, among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).

10.2.1	Form of Stock Option Grant Agreement (Filed herewith).

10.3.1	Amended and Restated Loan and Security Agreement, dated as of June 26, 2003, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Fleet Capital Corporation, as Agent. (Incorporated by reference to Exhibit 10.3.1 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.3.2	Subsidiary Security Agreement, dated February 11, 2002 by each subsidiary of Mobile Mini, Inc. and Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.3	Pledge Agreement, dated February 11, 2002 by Mobile Mini, Inc., each of its subsidiaries and Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.4	Guaranty by each subsidiary of Mobile Mini, Inc. to Fleet Capital Corporation, as Agent. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3.5	First Amendment to Amended and Restated Loan and Security Agreement, dated January 14, 2004. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3.6	Second Amendment to Amended and Restated Loan and Security Agreement, dated March 16, 2004. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.3.7	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 2004. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.4	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger,

EXHIBIT INDEX

Exhibit
Number	Description	Page
Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.5	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.6	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.7	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.8	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.9	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.10	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.11	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.13	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.14	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to

EXHIBIT INDEX

Exhibit
Number	Description	Page
premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Offices. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).