Form 10-Q
period 2005-03-31
MOBILE MINI INC
filed 2005-05-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

      (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     At May 2, 2005, there were outstanding 14,786,795 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Cash	$758,683	$218,274
Receivables, net of allowance for doubtful accounts of $2,701,000 and $2,832,000 at December 31, 2004 and March 31, 2005, respectively	19,217,517	20,022,805
Inventories	17,323,465	19,905,058
Lease fleet, net	451,835,604	468,306,668
Property, plant and equipment, net	34,319,772	33,738,373
Deposits and prepaid expenses	9,435,200	9,928,676
Other assets and intangibles, net	6,126,234	6,603,880
Goodwill	53,129,255	53,129,255

Total assets	$592,145,730	$611,852,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,899,944	$10,874,001
Accrued liabilities	30,037,438	24,776,365
Line of credit	125,900,000	136,115,926
Notes payable	1,144,161	748,914
Senior Notes	150,000,000	150,000,000
Deferred income taxes	59,795,291	63,543,250

Total liabilities	375,776,834	386,058,456

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,682,991 and 14,786,795 issued and outstanding at December 31, 2004 and March 31, 2005, respectively	146,829	147,867
Additional paid-in capital	122,933,807	125,484,431
Retained earnings	92,954,467	99,338,998
Accumulated other comprehensive income	333,793	823,237

Total stockholders’ equity	216,368,896	225,794,533

Total liabilities and stockholders’ equity	$592,145,730	$611,852,989

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Leasing	$32,147,156	$41,392,108
Sales	4,198,243	3,981,727
Other	178,013	368,513

Total revenues	36,523,412	45,742,348

Costs and expenses:
Cost of sales	2,714,800	2,527,185
Leasing, selling and general expenses	20,841,704	24,182,091
Depreciation and amortization	2,716,471	3,048,043

Total costs and expenses	26,272,975	29,757,319

Income from operations	10,250,437	15,985,029

Other income (expense):
Interest income	7	1,113
Interest expense	(4,991,479)	(5,519,697)

Income before provision for income taxes	5,258,965	10,466,445
Provision for income taxes	2,103,586	4,081,914

Net income	$3,155,379	$6,384,531

Earnings per share:
Basic	$0.22	$0.43

Diluted	$0.22	$0.42

Weighted average number of common and common share equivalents outstanding:
Basic	14,352,815	14,703,139

Diluted	14,532,000	15,175,124

See accompanying notes.

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2004	2005
Cash Flows From Operating Activities:
Net income	$3,155,379	$6,384,531
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	719,038	711,191
Amortization of deferred financing costs	189,514	207,409
Depreciation and amortization	2,979,387	3,261,391
Loss (gain) on disposal of property, plant and equipment	(3,477)	417,073
Deferred income taxes	2,053,502	4,067,288
Changes in operating assets and liabilities:
Receivables	246,970	(1,516,479)
Inventories	(1,901,843)	(2,581,593)
Deposits and prepaid expenses	22,304	(493,476)
Other assets and intangibles	4,745	25,531
Accounts payable	(1,172,368)	1,974,057
Accrued liabilities	(10,684,077)	(5,214,707)

Net cash provided by (used in) operating activities	(4,390,926)	7,242,216

Cash Flows From Investing Activities:
Net purchases of lease fleet	(11,053,169)	(18,658,858)
Net purchases of property, plant and equipment	(1,189,666)	(866,867)
Change in other assets	9,682	—

Net cash used in investing activities	(12,233,153)	(19,525,725)

Cash Flows From Financing Activities:
Net borrowings under line of credit	17,300,537	10,215,926
Deferred financing costs	(2,862)	—
Principal payments on notes payable	(355,201)	(395,247)
Issuance of common stock	4,515	1,920,584

Net cash provided by financing activities	16,946,989	11,741,263

Effect of exchange rate changes on cash	(15,147)	1,837

Net increase (decrease) in cash	307,763	(540,409)

Cash at beginning of period	97,323	758,683

Cash at end of period	$405,086	$218,274

Supplemental Disclosure of Cash Flow Information:
Unrealized gain (loss) on interest rate swap agreements, net of tax	$(277,117)	$487,607

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A –

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain previous period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current presentation. The reclassifications in 2004 include $363,000 in our consolidated balance sheet from “other assets and intangibles” to “deposits and prepaid expenses”, and $263,000 in our consolidated statements of income from “depreciation and amortization” to “leasing, selling and general expenses”.

The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2004, consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2005.

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

	Three Months Ended
	March 31,
	2004	2005
Net income as reported	$3,155,379	$6,384,531
Compensation expense, net of income tax benefit	596,239	1,456,236

Pro forma net income	$2,559,140	$4,928,295

Basic EPS:
As reported	$0.22	$0.43
Pro forma	0.18	0.34

Diluted EPS:
As reported	$0.22	$0.42
Pro forma	0.18	0.32

In February 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of approximately 83,100 stock options from June 13, 2006 to February 23, 2005. See Note J, below. As a consequence, the resulting pro forma compensation expense of approximately $0.8 million, net of income tax benefit, is included in the 2005 calculation in the above table.

NOTE B – Recent Accounting Pronouncements. SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) will now be effective for Mobile Mini as of the interim reporting period beginning January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under “modified prospective” method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method that it will adopt prior to the effective date of SFAS No. 123(R).

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

NOTE C – Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2004	2005
BASIC:
Common shares outstanding, beginning of period	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended March 31,	112	20,148

Weighted average number of common shares outstanding	14,352,815	14,703,139

Net income available to common shareholders	$3,155,379	$6,384,531

Earnings per share	$0.22	$0.43

DILUTED:
Common shares outstanding, beginning of period	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended March 31,	112	20,148
Employee stock options and warrants assumed converted during the period ended March 31,	179,185	471,985

Weighted average number of common shares outstanding	14,532,000	15,175,124

Net income available to common shareholders	$3,155,379	$6,384,531

Earnings per share	$0.22	$0.42

Options to purchase 955,570 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three months ended March 31, 2004.

NOTE D – Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in our processes. Inventories consisted of the following at:

	December 31, 2004	March 31, 2005
Raw material and supplies	$13,773,947	$14,787,961
Work-in-process	805,744	1,314,717
Finished portable storage units	2,743,774	3,802,380

	$17,323,465	$19,905,058

NOTE E – During the first quarter of 2005, we wrote off certain assets, which for the most part were fully depreciated, that are in the process of being replaced or are no longer required or used in our leasing operations. Property, plant and equipment consisted of the following at:

	December 31, 2004	March 31, 2005
Land	$772,014	$772,014
Vehicles and equipment	39,666,655	36,935,599
Buildings and improvements	9,762,850	9,900,273
Office fixtures and equipment	9,258,822	9,154,012

	59,460,341	56,761,898
Less accumulated depreciation	(25,140,569)	(23,023,525)

	$34,319,772	$33,738,373

NOTE F — Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of March 31, 2005, the lease fleet totaled $500.5 million as compared to $482.1 million at December 31, 2004, before accumulated depreciation of $32.2 million and $30.3 million, respectively.

Lease fleet consists of the following at:

	December 31, 2004	March 31, 2005
Steel storage containers	$296,224,965	$304,201,475
Offices	181,756,241	192,429,890
Van trailers	3,825,484	3,594,352
Other, primarily flatbed type chassis	259,093	313,127
Accumulated depreciation	(30,230,179)	(32,232,176)

	$451,835,604	$468,306,668

NOTE G – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs, income tax, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such non-recurring event reflected in the adjusted EBITDA during the last several years has been the expenses that we incurred in connection in the Nuko Holdings I, LLC v Mobile Mini litigation.

Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.

NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2004	2005
Net income	$3,155,379	$6,384,531
Market value change in derivatives	(277,117)	487,607
Foreign currency translation gain (loss)	(15,147)	1,837

Total comprehensive income	$2,863,115	$6,873,975

     The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2004	March 31, 2005
Market value change in derivatives, net of expected tax effect	$(32,619)	$454,989
Foreign currency translation	366,412	368,248

Total accumulated other comprehensive income	$333,793	$823,237

NOTE I – In January 2005, we entered into an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate.

NOTE J — On February 23, 2005, the Compensation Committee of our Board of Directors, approved the accelerated vesting of a portion of the Company’s stock options granted on December 13, 2001, at an exercise price of $32.91 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 83,100 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allows employees to vest in awards that would otherwise have been forfeited or become unexercisable and establishes a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44 as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date. The company will continue to monitor future actual and estimated terminations, which might result in an additional compensation expense related to these accelerated options in future periods. Any future expense related to this accelerated vesting will not have a material effect on our results of operations or financial condition. In February 2005, SFAS No. 123(R) was scheduled to become effective for the Company on July 1, 2005, and the accelerated vesting of the options was expected to reduce future compensation expense to be recognized in our income statement. In April 2005, the SEC postponed the effective date of SFAS No. 123(R) to the beginning of the next fiscal year, following June 15, 2005. The accelerated vesting is expected to reduce future compensation expense to be recognized in our income statement by approximately $0.7 million in the first half of fiscal year 2006.

NOTE K – In April 2005, Mobile Mini entered into a settlement agreement pursuant to which a third party reimbursed us $3.3 million of the loss we sustained in connection with two lawsuits that arose in connection with our acquisition in April 2000 of a portable storage business in Florida. These lawsuits were previously reported in our reports on Form 10-K and Form 10-Q, which are filed with the Securities and Exchange Commission. The payment will be included in our operating results for the three month period ending June 30, 2005 and was used to pay down a portion of our revolving credit facility balance.

NOTE L – In April 2005, we began operating our 49th branch in Minneapolis-St. Paul, Minnesota. We now operate in 29 U.S. states and in one Canadian province.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2004 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Cautionary Factors That May Affect Future Operating Results.”

Overview

General

In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. As a result of this change, we derive most of our revenues from the leasing of portable storage containers and portable offices. In 2004, the average contracted lease term at lease inception was approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2004, the over-all lease term averaged 22 months for portable storage units and 20 months for portable offices. As a result of these relatively long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that the Company will maintain such lengthy overall lease terms.

In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased over the years.

Over the last seven years, Mobile Mini has grown both through internally generated growth and acquisitions which we use to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we will establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We believe that we incur lower start-up costs and a quicker growth curve using this acquisition model than if we were to establish the new location from the ground up without the acquisition of assets immediately producing lease revenue in the new market.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Construction activity represented approximately 32% of our units on rent at December 31, 2004, and because of the degree of our operating leverage, changes in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, weakness in the non-residential construction sector reduced the growth rate in our business and the growth in EBITDA (as defined below). In 2004 and the first quarter of 2005, the level of non-residential construction activity in the U.S. leveled off and rose slightly after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our EBITDA began to grow rapidly in 2004 and into the first quarter of 2005.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002, due in large part to the slowdown in the non-residential construction sector. We achieved an internal growth rate in 2004 of 16.0%, reflecting an improvement in both economic and market conditions. Our internal growth rate for the quarter ended March 31, 2005, was 28.4% as compared to 7.8% in the same period in 2004 and to 22.2% in the last quarter of 2004. Mobile Mini’s goal is to maintain a 15% internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on EBITDA to measure our results. As we calculate EBITDA, it is a measure of our earnings before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we may adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The EBITDA figures reported in this report have not been adjusted because there were no non-recurring events reflected in the periods reported. Because EBITDA is a non-GAAP financial measure as defined by the SEC, we included in our annual report filed on Form 10-K with the SEC on March 16, 2005, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows, without further adjustment, for the periods ended March 31:

	Three Months Ended
	March 31,
	2004	2005
Net income	$3,155,379	$6,384,531
Interest expense	4,991,479	5,519,697
Provision for income taxes	2,103,586	4,081,914
Depreciation and amortization	2,716,471	3,048,043

EBITDA	$12,966,915	$19,034,185

In managing our business, we routinely compare our EBITDA margins from year to year and based upon age of branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch by branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 2.4% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

The table below summarizes those transactions that increased the net value of our lease fleet from $451.8 million at December 31, 2004, to $ 468.3 million at March 31, 2005:

	Dollars	Units
Lease fleet at December 31, 2004, net	$451,835,604	100,629

Purchases:
Container purchases	548,428	252

Manufactured units:
Steel storage containers, combination office units and steel security offices	9,858,657	1,165
Wood mobile offices	5,615,958	253

Refurbishment and customization:
Refurbishment or customization of 602 units purchased or acquired in the current year	1,626,152	350	(1)
Refurbishment or customization of 1,048 units purchased in a prior year	2,133,317	385	(1)
Refurbishment or customization of 103 units obtained through acquisition in a prior year	48,413	13	(2)

Other	254,480	30
Cost of sales from lease fleet	(1,612,344)	(476)
Depreciation	(2,001,997)

Lease fleet at March 31, 2005, net	$468,306,668	102,601

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

     The table below outlines the composition of our lease fleet at March 31, 2005:

	Net Book	Number of
	Value	Units
Steel storage containers	$304,201,475	86,040
Offices	192,429,890	14,422
Van trailers	3,594,352	2,139
Other, primarily flatbed type chassis	313,127
Accumulated depreciation	(32,232,176)

	$468,306,668	102,601

In April 2005, a fair market value and an orderly liquidation value appraisal was conducted by an independent third-party appraiser selected by our banks. The appraiser does not differentiate the value of our containers based upon the age of the container or the length of time the unit has been in our fleet. At March 31, 2005, the fair market value of our lease fleet, based on this appraisal, was approximately 121.4% of our lease fleet net book value. The orderly liquidation value of our lease fleet at March 31, 2005, was approximately $406.7 million, which equates to 86.8% of the lease fleet net book value.

Our branch expansion program and other factors can affect our overall utilization rate. From 1996 through 2004, our annual utilization levels averaged 81.7%, and ranged from a low of 78.7% in 2003 to a high of 89.7% in 1996. The lower utilization rate in the last few years was primarily a result of (i) the fact that many of our acquired branches, at the time of the acquisition transaction and for various periods thereafter, have had utilization levels lower than our historic average rates, especially after we add our proprietary product, (ii) the fact that it is easier to maintain a higher utilization rate at a large branch but we increased the number of small branches in more recent years, and (iii) the economic slowdown in the general economy and in particular the slowdown in the construction sector. We entered six markets in 2001, 11 markets in 2002, and one market in 2003 and 2004 and one market thus far in 2005, typically resulting in reduced overall utilization rates as our system absorbs the added assets. With the addition of fewer markets in 2003 and 2004, we focused on increasing our utilization rate by balancing inventory between markets and decreasing the number of out-of-service units. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter. Our utilization rate for the quarter ended March 31, 2005 averaged 80.5% compared to an average of 76.2% in the same period the prior year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to
Three Months Ended March 31, 2005

Total revenues for the quarter ended March 31, 2005 increased by $9.2 million, or 25.2%, to $45.7 million from $36.5 million for the same period in 2004. Leasing revenues for the quarter increased by $9.2 million, or 28.8%, to $41.4 million from $32.1 million for the same period in 2004. This increase resulted from a 7.7% increase in the average rental yield per unit and a 19.5% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, increased to 28.4% for the three months ended March 31, 2005. Our sales of portable storage and office units for the three months ended March 31, 2005 decreased by 5.2% to $4.0 million from $4.2 million during the same 2004 period. As a percentage of total revenues, leasing revenues for the quarter ended March 31, 2005, represented 90.5% as compared to 88.0% for the same period in 2004, primarily as a result of the growth of that business.

Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended March 31, 2005 decreased to 63.5% of sales from 64.7% of sales in the same period in 2004, and resulted in a modest increase in our gross profit as compared to the same period last year.

Leasing, selling and general expenses increased $3.3 million, or 16.0%, to $24.2 million for the quarter ended March 31, 2005, from $20.8 million for the same period in 2004. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 52.9% in the quarter ended March 31, 2005, from 57.1% for the same period in 2004. As some of the new markets we entered in the past few years begin to mature, and as their revenues increase to cover our fixed expenses, the high margins on incremental lease revenues in those markets provides additional operating leverage. Each additional unit put on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the first quarter ended March 31, 2005, were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense as we continue to improve the overall condition of our storage fleet units, delivery and freight costs, including gasoline, which grew in line with our revenues, and our insurance expenses.

EBITDA increased $6.1 million, or 46.8%, to $19.0 million for the quarter ended March 31, 2005, compared to $13.0 million for the same period in 2004.

Depreciation and amortization expenses increased $0.3 million, or 12.2%, to $3.0 million in the quarter ended March 31, 2005, from $2.7 million during the same period in 2004. The increase is primarily due to our larger lease fleet and the inclusion in the lease fleet of additional modular offices which have a higher depreciation rate than our containers. Since March 31, 2004, our lease fleet cost basis for depreciation increased by approximately $84.0 million.

Interest expense increased $0.5 million, or 10.6%, to $5.5 million for the quarter ended March 31, 2005, compared to $5.0 million for the same period in 2004. Our average debt outstanding for the three months ended March 31, 2005, compared to the same period in 2004, increased by 12.3%, primarily due to borrowings to fund the growth of our lease fleet, and partially effected in 2004 by funding the $8.0 million payment of the Florida litigation judgment. The weighted average interest rate on our debt for the three months ended March 31, 2004, was 7.6% compared to 7.5% for the three months ended March 31, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.9% in the 2004 quarter and 7.8% in the 2005 quarter.

Provision for income taxes was based on an annual effective tax rate of 39.0% in the quarter ended March 31, 2005, as compared to 40.0% during the same period in 2004. The decrease in our effective tax rate primarily resulted from our projections that indicate we will be able to utilize more of our net operating loss carry forwards in future years.

Net income for the three months ended March 31, 2005 was $6.4 million compared to net income of $3.2 million for the same period in 2004. Our 2005 first quarter net income results were primarily the result of our 25.2% increase in revenues which were only partially offset by our increase of 13.3% in costs and expenses.

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

Historically, Mobile Mini has funded much of its growth through equity and debt issuances and borrowings under its revolving credit facility. At March 31, 2005, we had unused borrowing availability of approximately $110.6 million under our $250.0 million revolving credit facility. Recently, Mobile Mini has been able to fund a larger portion of its capital expenditures from operating cash flow. Mobile Mini’s net borrowings under its revolving credit facility increased $10.2 million from December 31, 2004 to March 31, 2005. This increase was primarily used in conjunction with cash provided by operating activities, to fund the increase in our lease fleet of $18.7 million. The Company’s operating cash flow is, in general, weakest during the first quarter.

Operating Activities. The $11.6 million increase in cash generated by operations is primarily related to increased pre-tax income and the payment in the first quarter of 2004 of the $8.0 million Florida litigation judgment. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels.

Investing Activities. Net cash used in investing activities was $19.5 million for the three months ended March 31, 2005, compared to $12.2 million for the same period in 2004. Capital expenditures for our lease fleet were $18.7 million for the three months ended March 31, 2005, and $11.1 million for the same period in 2004. The capital expenditure increase for our lease fleet is primarily due to an increase in demand for our products, requiring us to purchase and refurbish more containers and offices, and includes the increase in the price of raw materials, especially steel and an increase in the cost of modular offices. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $0.9 million for the three months ended March 31, 2005, compared to $1.2 million for the same period in 2004. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $11.7 million during the three months ended March 31, 2005 compared to $16.9 million for the same period in 2004. During the three months ended March 31, 2005 and 2004, net cash provided by financing activities was provided primarily by our revolving credit facility and was used together with cash flow generated from operations to primarily fund our expansion of the lease fleet, and in 2004 to also fund the Florida litigation judgment. In 2005, we also received approximately $1.9 million from exercises of employee stock options.

In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the quarter ended March 31, 2005, we had net additional borrowings under our credit facility of approximately $10.2 million as compared to $17.3 million for the same period in 2004. As of March 31, 2005, we had $136.1 million of borrowings outstanding under our credit facility, and approximately $110.6 million of additional borrowings were then available to us. As of May 2, 2005, net borrowings outstanding under our credit facility were approximately $134.1 million after netting a $3.5 million cash equivalent.

The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation. Based on our leverage ratio at March 31, 2005, our borrowing rate under our credit facility will be lowered by 0.25% beginning May 1, 2005.

We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreements is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the three months ended March 31, 2005, of $0.5 million, net of applicable income taxes of $0.3 million.

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

Mobile Mini’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:

Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB 101, as amended by SAB 104. We recognize revenues from sales of containers upon delivery.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past-due accounts agings. Management reviews the level of allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed.

If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2004	2005
As Reported:
Net income	$3,155,379	$6,384,531
Diluted earnings per share	$0.22	$0.42

As adjusted for change in estimates:
Net income	$3,047,433	$6,275,914
Diluted earnings per share	$0.21	$0.41

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

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2004 and determined that the carrying amount of goodwill was not impaired as of that date. We will perform this test in the future as required by SFAS 142.

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

		Useful	Three Months Ended
	Salvage	Life In	March 31,
	Value	Years	2004	2005
As Reported:	62.5%	25
Net income			$3,155,379	$6,384,531
Diluted earnings per share			$0.22	$0.42

As adjusted for change in estimates:	70%	20
Net income			$3,155,379	$6,385,294
Diluted earnings per share			$0.22	$0.42

As adjusted for change in estimates:	50%	20
Net income			$2,652,684	$5,779,064
Diluted earnings per share			$0.18	$0.38

As adjusted for change in estimates:	40%	40
Net income			$3,155,379	$6,384,531
Diluted earnings per share			$0.22	$0.42

As adjusted for change in estimates:	30%	25
Net income			$2,501,876	$5,595,955
Diluted earnings per share			$0.17	$0.37

As adjusted for change in estimates:	25%	25
Net income			$2,401,337	$5,474,635
Diluted earnings per share			$0.17	$0.36

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

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in FAS 5) that a liability has been incurred and the amount of loss can be reasonably determined. Because of the uncertainties related to both the probability that a liability has been incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to any pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123, (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity with share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. Pro forma disclosure is no longer an alternative. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) will now be effective for Mobile Mini as of the interim reporting period beginning January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.

SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under “modified prospective” method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method that it will adopt prior to the effective date of SFAS No. 123(R).

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

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2005, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the quarter ended March 31, 2005, in accordance with SFAS No. 133, comprehensive income included $0.5 million, net of applicable income taxes of $0.3 million, related to the fair value of our interest rate swap agreements.

Impact of Foreign Currency Rate Changes. We currently have branch operations in Toronto, Canada, and we invoice those customers primarily in the local currency, the Canadian Dollar, under the terms of our lease agreements with those customers. We are exposed to foreign exchange rate fluctuations as the financial results of our Canadian branch operation are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contains forward-looking information about our Company’s financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	our ability to manage our planned growth, both internally and at new branches

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	the timing and number of new branches that we open or acquire

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related legal proceedings

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2004, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Cautionary Factors That May Affect Future Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s web site at www.mobilemini.com, and at the SEC’s World Wide Web site at http://www.sec.gov. Material on our web site is not incorporated in this report, except by express incorporation by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective during the period and as of the end of the period covered by this report.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

MOBILE MINI, INC.
Dated: May 10, 2005	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President