Form 10-Q
period 2005-06-30
MOBILE MINI INC
filed 2005-08-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     At August 1, 2005, there were outstanding 14,876,614 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2005

		PAGE
		NUMBER
	PART I.
	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets December 31, 2004 and June 30, 2005 (unaudited)	3

	Condensed Consolidated Statements of Income (unaudited) : Three Months ended June 30, 2004 and June 30, 2005 Six Months ended June 30, 2004 and June 30, 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2004 and June 30, 2005	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

	PART II.
	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	26

	SIGNATURES	27
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Cash	$758,683	$866,055
Receivables, net of allowance for doubtful accounts of $2,701,000 and $3,077,000 at December 31, 2004 and June 30, 2005, respectively	19,217,517	21,305,901
Inventories	17,323,465	25,944,240
Lease fleet, net	451,835,604	489,751,324
Property, plant and equipment, net	34,319,772	33,656,409
Deposits and prepaid expenses	9,435,200	7,495,179
Other assets and intangibles, net	6,126,234	5,903,699
Goodwill	53,129,255	52,972,031

Total assets	$592,145,730	$637,894,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,899,944	$14,012,557
Accrued liabilities	30,037,438	29,722,970
Line of credit	125,900,000	138,004,279
Notes payable	1,144,161	361,435
Senior Notes	150,000,000	150,000,000
Deferred income taxes	59,795,291	68,864,413

Total liabilities	375,776,834	400,965,654

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,682,991 and 14,844,114 issued and outstanding at December 31, 2004 and June 30, 2005, respectively	146,829	148,440
Additional paid-in capital	122,933,807	126,842,756
Retained earnings	92,954,467	109,484,170
Accumulated other comprehensive income	333,793	453,818

Total stockholders’ equity	216,368,896	236,929,184

Total liabilities and stockholders’ equity	$592,145,730	$637,894,838

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,
	2004	2005
Revenues:
Leasing	$35,744,191	$45,275,908
Sales	5,274,555	4,883,105
Other	94,497	242,182

Total revenues	41,113,243	50,401,195

Costs and expenses:
Cost of sales	3,439,854	3,031,898
Leasing, selling and general expenses	22,274,971	25,988,086
Depreciation and amortization	2,791,996	3,139,399

Total costs and expenses	28,506,821	32,159,383

Income from operations	12,606,422	18,241,812

Other income (expense):
Interest income	—	7,521
Other income	—	3,159,795
Interest expense	(4,970,041)	(5,630,158)

Income before provision for income taxes	7,636,381	15,778,970
Provision for income taxes	3,054,552	5,633,798

Net income	$4,581,829	$10,145,172

Earnings per share:
Basic	$0.32	$0.69

Diluted	$0.31	$0.66

Weighted average number of common and common share equivalents outstanding:
Basic	14,377,075	14,805,277

Diluted	14,608,953	15,294,363

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,
	2004	2005
Revenues:
Leasing	$67,891,347	$86,668,016
Sales	9,472,798	8,864,832
Other	272,510	610,695

Total revenues	77,636,655	96,143,543

Costs and expenses:
Cost of sales	6,154,654	5,559,083
Leasing, selling and general expenses	43,116,675	50,170,177
Depreciation and amortization	5,508,467	6,187,442

Total costs and expenses	54,779,796	61,916,702

Income from operations	22,856,859	34,226,841

Other income (expense):
Interest income	7	8,634
Other income	—	3,159,795
Interest expense	(9,961,520)	(11,149,855)

Income before provision for income taxes	12,895,346	26,245,415
Provision for income taxes	5,158,138	9,715,712

Net income	$7,737,208	$16,529,703

Earnings per share:
Basic	$0.54	$1.12

Diluted	$0.53	$1.08

Weighted average number of common and common share equivalents outstanding:
Basic	14,364,945	14,754,499

Diluted	14,564,223	15,239,262

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2004	2005
Cash Flows From Operating Activities:
Net income	$7,737,208	$16,529,703
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	1,245,216	1,340,955
Amortization of deferred financing costs	378,219	414,504
Depreciation and amortization	6,021,173	6,567,866
(Gain) loss on disposal of property, plant and equipment	(2,689)	434,483
Deferred income taxes	5,053,196	9,640,843
Changes in operating assets and liabilities:
Receivables	(4,536,026)	(3,429,339)
Inventories	(2,640,663)	(8,620,775)
Deposits and prepaid expenses	229,944	1,940,021
Other assets and intangibles	20,850	20,950
Accounts payable	1,698,205	5,112,613
Accrued liabilities	(4,037,924)	(268,102)

Net cash provided by operating activities	11,166,709	29,683,722

Cash Flows From Investing Activities:
Net purchases of lease fleet	(29,105,645)	(42,390,471)
Net purchases of property, plant and equipment	(2,448,542)	(1,783,372)
Change in other assets	615	157,224

Net cash used in investing activities	(31,553,572)	(44,016,619)

Cash Flows From Financing Activities:
Net borrowings under line of credit	18,706,751	12,104,279
Deferred financing costs	(13,362)	—
Principal payments on notes payable	(715,486)	(782,726)
Issuance of common stock	2,696,602	3,206,181

Net cash provided by financing activities	20,674,505	14,527,734

Effect of exchange rate changes on cash	(95,614)	(87,465)

Net increase in cash	192,028	107,372

Cash at beginning of period	97,323	758,683

Cash at end of period	$289,351	$866,055

Supplemental Disclosure of Cash Flow Information:
Unrealized gain on interest rate swap agreements, net of tax	$323,525	$207,490

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A –
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain previous period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current presentation. The reclassifications in 2004 include approximately $363,000 in our condensed consolidated balance sheet from “other assets and intangibles” to “deposits and prepaid expenses”, and in our consolidated statements of income from “depreciation and amortization” to “leasing, selling and general expenses” of approximately $250,000 and $513,000 for the three months ended June 30, 2004 and the six months ended June 30, 2004, respectively.
The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during each of the first two quarters. These condensed consolidated financial statements should be read in conjunction with our December 31, 2004, consolidated financial statements and accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2005.
Stock Based Compensation
We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three-month period and six-month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income as reported	$4,581,829	$10,145,172	$7,737,208	$16,529,703
Compensation expense, net of income tax benefit	560,259	576,332	1,158,893	2,034,443

Pro forma net income	$4,021,570	$9,568,840	$6,578,315	$14,495,260

Basic EPS:
As reported	$0.32	$0.69	$0.54	$1.12
Pro forma	$0.28	$0.65	$0.46	$0.98

Diluted EPS:
As reported	$0.31	$0.66	$0.53	$1.08
Pro forma	$0.28	$0.63	$0.45	$0.95

In February 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of approximately 83,100 stock options from June 13, 2006 to February 23, 2005. See Note J below. As a consequence, the resulting pro forma compensation expense of approximately $0.8 million, net of income tax benefit, is included in the 2005 calculation in the above table for the six-month period ended June 30, 2005.
NOTE B – Recent Accounting Pronouncements. SFAS No. 123 (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair-value of the award on the date of the grant. Pro forma disclosure is no longer an alternative. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) will now be effective for Mobile Mini as of the interim reporting period beginning January 1, 2006.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.
SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) based on the requirements of (a) SFAS 123(R) for all share-based payments granted after the effective date and (b) SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method that it will adopt prior to the effective date of SFAS No. 123(R).
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
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial condition.

NOTE C – Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three-month period and the six-month period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
BASIC:
Common shares outstanding, beginning of period	14,353,279	14,786,795	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended June 30,	23,796	18,482	12,242	71,508

Weighted average number of common shares outstanding	14,377,075	14,805,277	14,364,945	14,754,499

Net income available to common shareholders	$4,581,829	$10,145,172	$7,737,208	$16,529,703

Earnings per share	$0.32	$0.69	$0.54	$1.12

DILUTED:
Common shares outstanding, beginning of period	14,353,279	14,786,795	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended June 30,	23,796	18,482	12,242	71,508
Employee stock options and warrants assumed converted during the period ended June 30,	231,878	489,086	199,278	484,763

Weighted average number of common shares outstanding	14,608,953	15,294,363	14,564,223	15,239,262

Net income available to common shareholders	$4,581,829	$10,145,172	$7,737,208	$16,529,703

Earnings per share	$0.31	$0.66	$0.53	$1.08

For the three months ended June 30, 2004 and 2005, options to purchase 582,550 and 500, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the six months ended June 30, 2004 and 2005, options to purchase 934,070 and 3,500, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE D – Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories principally consist of raw materials, supplies, work-in-process and finished goods, all related primarily to the manufacturing, refurbishment and maintenance for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in our processes. Inventories consisted of the following at:

	December 31, 2004	June 30, 2005
Raw material and supplies	$13,773,947	$15,213,683
Work-in-process	805,744	1,986,827
Finished portable storage units	2,743,774	8,743,730

	$17,323,465	$25,944,240

NOTE E – During the first quarter of 2005, we wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or are no longer required or used in our leasing operations. Property, plant and equipment consisted of the following at:

	December 31, 2004	June 30, 2005
Land	$772,014	$772,014
Vehicles and equipment	39,666,655	37,206,011
Buildings and improvements	9,762,850	9,777,150
Office fixtures and equipment	9,258,822	9,603,995

	59,460,341	57,359,170
Less accumulated depreciation	(25,140,569)	(23,702,761)

	$34,319,772	$33,656,409

NOTE F - Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2004, the lease fleet totaled $482.1 million as compared to $524.1 million at June 30, 2005, before accumulated depreciation of $30.3 million and $34.4 million, respectively.

Lease fleet consists of the following at:

	December 31, 2004	June 30, 2005
Steel storage containers	$296,224,965	$316,061,459
Offices	181,756,241	204,494,617
Van trailers	3,825,484	3,437,260
Other, primarily flatbed type chassis	259,093	124,305
Accumulated depreciation	(30,230,179)	(34,366,317)

	$451,835,604	$489,751,324

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
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only such non-recurring event reflected in the adjusted EBITDA during the last several years has been the expenses that we incurred in connection in the Nuko Holdings I, LLC v Mobile Mini litigation, and a subsequent third-party settlement payment we received.
Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.
NOTE H – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income	$4,581,829	$10,145,172	$7,737,208	$16,529,703
Market value change in derivatives	600,642	(280,117)	323,525	207,490
Foreign currency translation gain (loss)	(80,467)	(89,302)	(95,614)	(87,465)

Total comprehensive income	$5,102,004	$9,775,753	$7,965,119	$16,649,728

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2004	June 30, 2005
Market value change in derivatives, net of expected tax effect	$(32,619)	$174,872
Foreign currency translation	366,412	278,946

Total accumulated other comprehensive income	$333,793	$453,818

NOTE I – In January 2005, we entered into an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate.
NOTE J — On February 23, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of a portion of the Company’s stock options granted on December 13, 2001, at an exercise price of $32.91 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 83,100 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allows employees to vest in awards that would otherwise have been forfeited or become un-exercisable and establishes a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44 as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal, and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date. The Company will continue to monitor future actual and estimated terminations, which might result in an additional compensation expense related to these accelerated options in future periods. Any future expense related to this accelerated vesting will not have a material effect on our results of operations or financial condition. In February 2005, SFAS No. 123(R) was scheduled to become effective for the Company on July 1, 2005, and the accelerated vesting of the options was expected to reduce future compensation expense to be recognized in our income statement. In April 2005, the SEC postponed the effective date of SFAS No. 123(R) to the beginning of the next fiscal year, following June 15, 2005. The accelerated vesting is expected to reduce future compensation expense to be recognized in our income statement by approximately $0.7 million in the first half of fiscal year 2006.
NOTE K – In April 2005, Mobile Mini entered into a settlement agreement pursuant to which a third party partially reimbursed us for losses we sustained in connection with two lawsuits that arose in connection with our acquisition in April 2000 of a portable storage business in Florida. These lawsuits were previously reported in our reports on Form 10-K and Form 10-Q, which are filed with the Securities and Exchange Commission. The net proceeds are included in our Consolidated Statement of Income as “other income” for the three-month period and six-month period ending June 30, 2005, and were used to pay down a portion of our revolving credit facility balance.
NOTE L – In the second quarter of 2005, the Company recorded a $520,000 income tax benefit due to the recognition of certain state net operating loss carry forwards that were previously scheduled to expire in 2005 and 2006, that we now believe are recoverable, based on improved results of operations achieved in 2005 and expected in 2006.
NOTE M – In April 2005, we established a new location from the ground up and began operating our 49th branch in Minneapolis-St. Paul, Minnesota. We now operate in 29 U.S. states and in one Canadian province.

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
Overview
General
Since 1996, we have pursued a strategy of focusing on leasing rather than selling our portable storage units. As a result, we derive most of our revenues from the leasing of portable storage containers and portable offices. In 2004, the average contracted lease term at lease inception was approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2004, the over-all lease term averaged 22 months for portable storage units and 20 months for portable offices. As a result of these relatively long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased over the years.
Over the last seven years, Mobile Mini has grown both through internally generated growth and acquisitions which we use to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we will establish a new location from the ground up. Under either scenario, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We believe that we incur lower start-up costs and a quicker growth curve using our acquisition model than if we establish the new location from the ground up without the acquisition of assets immediately producing lease revenue in the new market.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Construction activity represented approximately 32% of our units on rent at December 31, 2004, and because of the degree of our operating leverage, changes in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, weakness in the non-residential construction sector reduced the growth rate in our business and the growth in EBITDA (as defined below). In 2004 and the first half of 2005, the level of non-residential construction activity in the U.S. leveled off and rose slightly after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our EBITDA began to grow rapidly in 2004 and into the first six months of 2005.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. This slow down in growth was due in large part to the slowdown in the non-residential construction sector. We achieved an internal growth rate in 2004 of 16.0%, reflecting an improvement in both economic and market conditions. Our internal growth rate accelerated to 27.2% during the first six months of 2005. Mobile Mini’s goal is to maintain an annual 15% internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on EBITDA to measure our results. As we calculate EBITDA, it is a measure of our earnings before interest expense, debt restructuring costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we may adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at adjusted EBITDA. The only non-recurring event that would be reflected in the adjusted EBITDA is “other income” in the 2005 periods being reported. See Note K of the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report. Because EBITDA is a non-GAAP financial measure as defined by the SEC, we included in our annual report filed on Form 10-K with the SEC on March 16, 2005, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows, without further adjustment, for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income	$4,581,829	$10,145,172	$7,737,208	$16,529,703
Interest expense	4,970,041	5,630,158	9,961,520	11,149,855
Provision for income taxes	3,054,552	5,633,798	5,158,138	9,715,712
Depreciation and amortization	2,791,996	3,139,399	5,508,467	6,187,442

EBITDA	$15,398,418	$24,548,527	$28,365,333	$43,582,712

In managing our business, we routinely compare our EBITDA margins from year to year and based upon age of branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch will remain relatively flat on a period-by-period comparative basis.

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
The table below summarizes those transactions that increased the net value of our lease fleet from $451.8 million at December 31, 2004, to $ 489.8 million at June 30, 2005:

	Dollars	Units
Lease fleet at December 31, 2004, net	$451,835,604	100,629

Purchases:
Container purchases	2,502,228	1,096

Manufactured units:
Steel storage containers, combination office units and steel security offices	20,046,248	2,466
Wood mobile offices	12,175,157	517

Refurbishment and customization(3):
Refurbishment or customization of 3,019 units purchased or acquired in the current year	7,681,590	1,923	(1)
Refurbishment or customization of 1,133 units purchased in a prior year	2,063,741	159	(1)
Refurbishment or customization of 360 units obtained through acquisition in a prior year	393,692	1	(2)

Other	488,947	93
Cost of sales from lease fleet	(3,299,745)	(957)
Depreciation	(4,136,138)

Lease fleet at June 30, 2005, net	$489,751,324	105,927

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

     The table below outlines the composition of our lease fleet at June 30, 2005:

	Net Book	Number of
	Value	Units
Steel storage containers	$316,061,459	88,841
Offices	204,494,617	15,084
Van trailers	3,437,260	2,002
Other, primarily flatbed type chassis	124,305
Accumulated depreciation	(34,366,317)

	$489,751,324	105,927

In April 2005, a fair market value and an orderly liquidation value appraisal was conducted by an independent third-party appraiser selected by our banks. The appraiser does not differentiate the value of our containers based upon the age of the container or the length of time the unit has been in our fleet. At June 30, 2005, the fair market value of our lease fleet, based on this appraisal, was approximately 121.0% of our lease fleet net book value. The orderly liquidation value of our lease fleet at June 30, 2005, was approximately $423.7 million, which equates to 86.5% of the lease fleet net book value. These are a third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual liquidation.
Our branch expansion program and other factors can affect our overall utilization rate. From 2000 through 2004, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 84.3% in 2000. During years in which we enter many additional markets or in which certain geographic areas are affected by a slowdown in nonresidential construction, utilization rates will tend to be lower. With the addition of fewer markets in 2003 and 2004, and the improvement in nonresidential construction in 2004, we focused on increasing our utilization rate by balancing inventory between markets and decreasing the number of out-of-service units, increasing our utilization rate from 78,7% in 2003 to 82.5% for the 12 months ended June 30, 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter. Our utilization rate for the quarter ended June 30, 2005 averaged 82.1% compared to an average of 78.7% in the same period the prior year.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005, Compared to
Three Months Ended June 30, 2004
Total revenues for the quarter ended June 30, 2005, increased by $9.3 million, or 22.6% to $50.4 million from $41.1 million for the same period in 2004. Leasing revenues for the quarter increased by $9.6 million, or 26.7% to $45.3 million from $35.7 million for the same period in 2004. This increase resulted from a 6.5% increase in the average rental yield per unit and a 19.0% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, increased to 26.1% for the three months ended June 30, 2005 as compared to 14.9% for the comparable three-month period of 2004. Our sales of portable storage and office units for the three months ended June 30, 2005, decreased by 7.4% to $4.9 million from $5.3 million during the same period in 2004. This decrease was primarily due to a large government-related sale during the second quarter of 2004. As a percentage of total revenues, leasing revenues for the quarter ended June 30, 2005, represented 89.8% as compared to 86.9% for the same period in 2004, primarily as a result of the growth of that business.
Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended June 30, 2005, decreased to 62.1% of sales from 65.2% of sales in the same period in 2004, and resulted in a modest increase in our gross profit as compared to the same period last year. The lower profit margins realized during the second quarter of 2004 is primarily attributed to the lower profit margin on a government-related sale and the sale of van trailers from the fleet at margins lower than the level realized on other fleet assets.

Leasing, selling and general expenses increased $3.7 million, or 16.7%, to $26.0 million for the quarter ended June 30, 2005, from $22.3 million for the same period in 2004. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.6% for the quarter ended June 30, 2005, from 54.2% for the same period in 2004. As some of the new markets we entered in the past few years begin to mature, and as their revenues increase to cover our fixed expenses, those markets begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the quarter ended June 30, 2005, were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense incurred as we continue to improve the overall condition of our storage fleet units, delivery and freight costs, including gasoline, which we were able to pass the cost of fuel onto our customers in the form of higher delivery charges, and insurance expenses.
EBITDA increased $9.1 million, or 59.4%, to $24.5 million for the quarter ended June 30, 2005, compared to $15.4 million for the same period in 2004, and includes other income in the second quarter of 2005, which is explained below.
Depreciation and amortization expenses increased $0.3 million, or 12.4%, to $3.1 million in the quarter ended June 30, 2005, from $2.8 million during the same period in 2004. The increase is primarily due to our larger lease fleet and the additional modular offices which have a higher depreciation rate than our containers. Since June 30, 2004, our lease fleet cost basis for depreciation increased by approximately $89.7 million.
Other income represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida. See Note K of the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report.
Interest expense increased $0.6 million, or 13.3%, to $5.6 million for the quarter ended June 30, 2005, compared to $5.0 million for the same period in 2004. Our average debt outstanding for the three months ended June 30, 2005, compared to the same period in 2004, increased by 11.5%, primarily due to borrowings to fund the growth of our lease fleet, partially offset in 2005 by proceeds from a settlement agreement, and partially affected in 2004 by funding the $8.0 million payment of the Florida litigation judgment. The weighted average interest rate on our debt for the three months ended June 30, 2004, was 7.5% compared to 7.6% for the three months ended June 30, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in the 2004 quarter and 7.9% in the 2005 quarter.
Provision for income taxes was based on an annual effective tax rate of 39.0% in the quarter ended June 30, 2005, as compared to 40.0% during the same period in 2004. In 2005, the tax provision also includes a $0.5 million tax benefit due to the recognition of certain state net operating loss carry forwards that were previously scheduled to expire in 2005 and 2006 that management believes are recoverable based on improved results of operations in 2005 and expected in 2006.
Net income for the three months ended June 30, 2005, was $10.1 million compared to net income of $4.6 million for the same period in 2004. Our 2005 second quarter net income results were primarily achieved by our 22.6% increase in revenues and the operating leverage associated with this growth. It also includes the proceeds from a settlement agreement and the effect of the tax benefit discussed above.
Six Months Ended June 30, 2005 Compared to
Six Months Ended June 30, 2004
Total revenues for the six months ended June 30, 2005, increased by $18.5 million, or 23.8%, to $96.1 million from $77.6 million for the same period in 2004. Leasing revenues for the six months increased by $18.8 million, or 27.7%, to $86.7 million from $67.9 million for the same period in 2004. This increase resulted from a 7.1% increase in the average rental yield per unit and a 19.2% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, increased to 27.2% for the six months ended June 30, 2005 as compared to 11.4% for the six-month period of 2004. Our sales of portable storage and office units for the six months ended June 30, 2005, decreased by 6.4% to $8.9 million from $9.5 million during the same period in 2004. This decrease was primarily due to a large government-related sale during the second quarter of 2004. As a percentage of total revenues, leasing revenues for the six months ended June 30, 2005, represented 90.1% as compared to 87.4% for the same period in 2004, primarily as a result of the growth of that business.
Cost of sales is the cost to us of units that we sold during the period. Cost of sales for the quarter ended June 30, 2005, decreased to 62.7% of sales from 65.0% of sales in the same period in 2004, and resulted in approximately the same gross profit as compared to the same period last year. The lower profit margins realized in 2004 is primarily attributed to the lower profit margin on a government-related sale and the sale of van trailers from the fleet at margins lower than the level realized on other fleet assets.
Leasing, selling and general expenses increased $7.1 million, or 16.4%, to $50.2 million for the six months ended June 30, 2005, from $43.1 million for the same period in 2004. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 52.2% for the six months ended June 30, 2005, from 55.5% for the same period in 2004. As some of the new markets we entered in the past few years begin to mature, and as their revenues increase to cover our fixed expenses, those markets begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the first six months ended June 30, 2005, were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense incurred as we continue to improve the overall condition of our storage fleet units, delivery and freight costs, including gasoline, which we were able to pass the cost of fuel onto our customers in the form of higher delivery charges, and insurance expenses.
EBITDA increased $15.2 million, or 53.6%, to $43.6 million for the six months ended June 30, 2005, compared to $28.4 million for the same period in 2004, and includes other income in 2005 which is explained below.
Depreciation and amortization expenses increased $0.7 million, or 12.3%, to $6.2 million in the six months ended June 30, 2005, from $5.5 million during the same period in 2004. The increase is primarily due to our larger lease fleet and the additional modular offices which have a higher depreciation rate than our containers. Since June 30, 2004, our lease fleet cost basis for depreciation increased by approximately $89.7 million.
Other income represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida. See Note K to the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report.
Interest expense increased $1.1 million, or 11.9%, to $11.1 million for the six months ended June 30, 2005, compared to $10.0 million for the same period in 2004. Our average debt outstanding for the six months ended June 30, 2005, compared to the same period in 2004, increased by 11.9%, primarily due to borrowings to fund the growth of our lease fleet, and partially affected in 2004 by funding the $8.0 million payment of the Florida litigation judgment. The weighted average interest rate on our debt for the six months ended June 30, 2004, was 7.5% compared to 7.6% for the six months ended June 30, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in the 2004 six months and 7.9% in the 2005 six months.
Provision for income taxes was based on an annual effective tax rate of 39.0% in the six months ended June 30, 2005, as compared to 40.0% during the same period in 2004. In 2005, the tax provision also includes a $0.5 million tax benefit due to the recognition of certain state net operating loss carry forwards that were previously scheduled to expire in 2005 and 2006 that management believes are recoverable based on improved results of operations in 2005 and expected in 2006.
Net income for the six months ended June 30, 2005, was $16.5 million compared to net income of $7.7 million for the same period in 2004. Our 2005 first six months net income results were primarily achieved by our 23.8% increase in revenues and the operating leverage associated with this growth. It also includes the proceeds from a settlement agreement and the effect of the tax benefit discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Since 1996, Mobile Mini has focused the growth of its business on its leasing operations. Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital intensive business that requires that we acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital Mobile Mini has deployed into its leasing business has been of a discretionary nature in order to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, Mobile Mini’s operations have generated annual cash flow that exceeds the Company’s pre-tax earnings, particularly due to the deferral of income taxes due to accelerated depreciation that is used for tax accounting.
Historically, Mobile Mini has funded much of its growth through equity and debt issuances and borrowings under its revolving credit facility. At June 30, 2005, we had unused borrowing availability of approximately $108.7 million under our $250.0 million revolving credit facility. Recently, Mobile Mini has been able to fund a larger portion of its capital expenditures from operating cash flow. Mobile Mini’s net borrowings under its revolving credit facility increased $12.1 million from December 31, 2004 to June 30, 2005. This increase was primarily used in conjunction with cash provided by operating activities to fund the $42.0 million increase in our lease fleet during the six months ended June 30, 2005. The Company’s operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units.
Operating Activities. Our operations provided net cash flow of $29.7 million for the six months ended June 30, 2005 compared to $11.2 million during the same period in 2004. The $18.5 million increase in cash generated by operations is primarily related to increased pre-tax income. Cash generated by operations in 2004 was negatively impacted by the payment of the $8.0 million Florida litigation judgment. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels.
Investing Activities. Net cash used in investing activities was $44.0 million for the six months ended June 30, 2005, compared to $31.6 million for the same period in 2004. Capital expenditures for our lease fleet were $42.4 million for the six months ended June 30, 2005, and $29.1 million for the same period in 2004. The capital expenditures increase for our lease fleet is primarily due to an increase in demand for our products, requiring us to purchase and refurbish more containers and offices. It also reflects the increase in the price of raw materials, especially steel, and an increase in the cost of modular offices. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $1.8 million for the six months ended June 30, 2005, compared to $2.4 million for the same period in 2004. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $14.5 million during the six months ended June 30, 2005, compared to $20.7 million for the same period in 2004. During the six months ended June 30, 2005 and 2004, net cash provided by financing activities was provided primarily by our revolving credit facility and was used together with cash flow generated from operations primarily to fund our expansion of the lease fleet, and in 2004 also to fund our payment of the Florida litigation judgment. In 2005 and 2004, we received approximately $3.2 million and $2.7 million, respectively, from exercises of employee stock options. In 2005, we also received approximately $3.2 million in net proceeds from a settlement agreement which were used to pay down a portion of our revolving credit facility balance. See Note K to the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report.
In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the six months ended June 30, 2005, we had net additional borrowings under our credit facility of approximately $12.1 million as compared to $18.7 million for the same period in 2004. As of June 30, 2005, we had $138.0 million of borrowings outstanding under our credit facility, and approximately $108.7 million of additional borrowings were then available to us. As of August 1, 2005, net borrowings outstanding under our credit facility were approximately $145.9 million. The increase primarily relates to the semi-annual interest payment in July 2005 on our 9.5% Senior Notes.
The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation. Based on our leverage ratio at June 30, 2005, the interest rate spread, from either LIBOR or prime, of our borrowing rate under our credit facility will not change.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreements is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the six months ended June 30, 2005, of $0.2 million, net of applicable income taxes of $0.1 million.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
As Reported:
Net income	$4,581,829	$10,145,172	$7,737,208	$16,529,703
Diluted earnings per share	$0.31	$0.66	$0.53	$1.08

As adjusted for change in estimates:
Net income	$4,502,838	$10,049,133	$7,550,272	$16,325,149
Diluted earnings per share	$0.31	$0.66	$0.52	$1.07
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
Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:
•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value; and

•	Significant negative industry or general economic trends.
When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill arising from acquisitions. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2004, and determined that the carrying amount of goodwill was not impaired as of that date. We will perform this test in the future as required by SFAS No. 142.
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

		Useful	Three Months Ended		Six Months Ended
	Salvage	Life In	June 30,		June 30,
	Value	Years	2004	2005	2004	2005
As Reported:	62.5%	25
Net income			$4,581,829	$10,145,172	$7,737,208	$16,529,703
Diluted earnings per share			$0.31	$0.66	$0.53	$1.08

As adjusted for change in estimates:	70%	20
Net income			$4,581,829	$10,145,758	$7,737,208	$16,530,874
Diluted earnings per share			$0.31	$0.66	$0.53	$1.08

As adjusted for change in estimates:	50%	20
Net income			$4,062,572	$9,515,989	$6,710,501	$15,291,467
Diluted earnings per share			$0.28	$0.62	$0.46	$1.00

As adjusted for change in estimates:	40%	40
Net income			$4,581,829	$10,145,172	$7,737,208	$16,529,703
Diluted earnings per share			$0.31	$0.66	$0.53	$1.08

As adjusted for change in estimates:	30%	25
Net income			$3,906,796	$9,325,965	$6,402,489	$14,917,459
Diluted earnings per share			$0.27	$0.61	$0.44	$0.98

As adjusted for change in estimates:	25%	25
Net income			$3,802,944	$9,199,934	$6,197,147	$14,669,421
Diluted earnings per share			$0.26	$0.60	$0.43	$0.96
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
Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in SFAS No. 5 Accounting for Contingencies) that a liability has been incurred and the amount of loss can be reasonably determined. Because of the uncertainties related to both the probability that a liability has been incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to any pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidated financial position.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 123 (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair value of the award on the date of the grant. Pro forma disclosure is no longer an alternative. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) will now be effective for Mobile Mini as of the interim reporting period beginning January 1, 2006.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to have an impact on our results of operations, although it will have no impact on our overall financial condition. The impact upon adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables.
SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) based on the requirements of (a) SFAS 123(R) for all share-based payments granted after the effective date and (b) SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method that it will adopt prior to the effective date of SFAS No. 123(R).
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
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2005, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the six months ended June 30, 2005, in accordance with SFAS No. 133, comprehensive income included $0.2 million, net of applicable income taxes of $0.1 million, related to the fair value of our interest rate swap agreements.
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
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Our disclosure and analysis in this report contains forward-looking information about our Company’s financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	our ability to manage our planned growth, both internally and at new branches

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	the timing and number of new branches that we open or acquire

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related legal proceedings

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2004, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Cautionary Factors That May Affect Future Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http://www.sec.gov. Material on our web site is not incorporated in this report, except by express incorporation by reference herein.
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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 29, 2005, in Phoenix, Arizona. On the record date for the annual meeting, 14,786,795 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	For		Withheld
Election of Directors, each to serve a three-year term:
Steven G. Bunger	12,806,243		240,616
Thomas R. Graunke	12,979,617		67,242
Michael L. Watts	12,995,752		51,107

	For	Against	Withheld

Ratification of appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005:	13,017,116	26,912	2,831
In addition to the election of three directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors were Carolyn A. Clawson, Ronald J. Marusiak, Stephen A McConnell and Lawrence Trachtenberg.
Subsequent to the Annual Meeting of Stockholders, both Carolyn A. Clawson and Thomas R. Graunke voluntarily resigned from the Company’s Board of Directors to independently pursue new business ventures. Barry J. Feld was elected to the Company’s Board (see Form 8-K filed on July 28, 2005), thereby bringing the Board to six members, four of whom are independent directors.
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

MOBILE MINI, INC.

Dated: August 9, 2005	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg Chief Financial Officer & Executive Vice President

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.