Form 10-Q
period 2005-09-30
MOBILE MINI INC
filed 2005-11-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At October 31, 2005, there were outstanding 15,205,160 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Cash	$758,683	$295,853
Receivables, net of allowance for doubtful accounts of $2,701,000 and $2,806,000 at December 31, 2004 and September 30, 2005, respectively	19,217,517	23,212,967
Inventories	17,323,465	26,214,058
Lease fleet, net	454,106,362	522,179,867
Property, plant and equipment, net	34,319,772	34,760,034
Deposits and prepaid expenses	7,164,442	8,122,871
Other assets and intangibles, net	6,126,234	6,283,774
Goodwill	53,129,255	56,270,681

Total assets	$592,145,730	$677,340,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,899,944	$12,151,056
Accrued liabilities	30,037,438	31,190,511
Line of credit	125,900,000	156,578,094
Notes payable	1,144,161	1,071,619
Senior Notes	150,000,000	150,000,000
Deferred income taxes	59,795,291	71,462,224

Total liabilities	375,776,834	422,453,504

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000,000 shares authorized, 14,682,991 and 15,205,160 issued and outstanding at December 31, 2004 and September 30, 2005, respectively	146,829	152,051
Additional paid-in capital	122,933,807	136,592,446
Retained earnings	92,954,467	117,107,316
Accumulated other comprehensive income	333,793	1,034,788

Total stockholders’ equity	216,368,896	254,886,601

Total liabilities and stockholders’ equity	$592,145,730	$677,340,105

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,
	2004	2005
Revenues:
Leasing	$38,914,829	$48,745,180
Sales	4,449,921	4,122,190
Other	158,414	278,733

Total revenues	43,523,164	53,146,103

Costs and expenses:
Cost of sales	2,689,604	2,538,407
Leasing, selling and general expenses	23,057,865	29,012,391
Depreciation and amortization	2,895,399	3,251,444

Total costs and expenses	28,642,868	34,802,242

Income from operations	14,880,296	18,343,861

Other income (expense):
Interest income	—	2,130
Interest expense	(5,152,465)	(5,849,030)

Income before provision for income taxes	9,727,831	12,496,961
Provision for income taxes	3,891,132	4,873,815

Net income	$5,836,699	$7,623,146

Earnings per share:
Basic	$0.40	$0.51

Diluted	$0.39	$0.49

Weighted average number of common and common share equivalents outstanding:
Basic	14,586,952	14,989,415

Diluted	14,905,074	15,480,929

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,
	2004	2005
Revenues:
Leasing	$106,806,176	$135,413,196
Sales	13,922,719	12,987,022
Other	430,924	889,428

Total revenues	121,159,819	149,289,646

Costs and expenses:
Cost of sales	8,844,258	8,097,490
Leasing, selling and general expenses	66,174,541	79,182,568
Depreciation and amortization	8,403,865	9,438,886

Total costs and expenses	83,422,664	96,718,944

Income from operations	37,737,155	52,570,702

Other income (expense):
Interest income	7	10,764
Other income	—	3,159,795
Interest expense	(15,113,985)	(16,998,885)

Income before provision for income taxes	22,623,177	38,742,376
Provision for income taxes	9,049,271	14,589,527

Net income	$13,573,906	$24,152,849

Earnings per share:
Basic	$0.94	$1.63

Diluted	$0.92	$1.58

Weighted average number of common and common share equivalents outstanding:
Basic	14,439,487	14,833,653

Diluted	14,697,390	15,328,182

See accompanying notes.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash Flows From Operating Activities:
Net income	$13,573,906	$24,152,849
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	1,115,581	1,786,762
Amortization of deferred financing costs	567,501	621,870
Depreciation and amortization	9,153,281	9,997,547
Loss (gain) on disposal of property, plant and equipment	(1,109)	475,118
Provision for loss from natural disasters	—	1,710,303
Deferred income taxes	8,990,418	14,494,870
Changes in operating assets and liabilities:
Receivables	(3,988,182)	(5,832,212)
Inventories	(3,762,501)	(8,890,593)
Deposits and prepaid expenses	(380,191)	(933,429)
Other assets and intangibles	28,983	(7,629)
Accounts payable	4,001,667	3,251,112
Accrued liabilities	(4,492,365)	1,147,438

Net cash provided by operating activities	24,806,989	41,974,006

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(1,281,530)	(7,010,000)
Net purchase of lease fleet	(55,434,416)	(72,824,013)
Net purchases of property, plant and equipment	(3,565,883)	(3,967,387)
Change in other assets	235	157,224

Net cash used in investing activities	(60,281,594)	(83,644,176)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	32,905,163	30,678,094
Proceeds from issuance of notes payable	839,441	935,071
Deferred financing costs	(284,803)	(1,475)
Principal payments on notes payable	(926,070)	(1,007,613)
Issuance of common stock	2,991,077	10,471,798

Net cash provided by financing activities	35,524,808	41,075,875

Effect of exchange rate changes on cash	47,870	131,465

Net increase (decrease) in cash	98,073	(462,830)

Cash at beginning of period	97,323	758,683

Cash at end of period	$195,396	$295,853

Supplemental Disclosure of Cash Flow Information:
Unrealized gain on interest rate swap agreements, net of tax	$131,166	$569,530

See accompanying notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A —
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current financial presentation.
The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2004, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2005.
Stock Based Compensation
We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Option Plan. If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the three-month period and nine-month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income as reported	$5,836,699	$7,623,146	$13,573,906	$24,152,849
Compensation expense, net of income tax benefit	500,563	351,009	1,659,456	2,385,637

Pro forma net income	$5,336,136	$7,272,137	$11,914,450	$21,767,212

Basic EPS:
As reported	$0.40	$0.51	$0.94	$1.63
Pro forma	$0.37	$0.49	$0.83	$1.47

Diluted EPS:
As reported	$0.39	$0.49	$0.92	$1.58
Pro forma	$0.36	$0.47	$0.81	$1.42
In February 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of approximately 83,100 stock options from June 13, 2006 to February 23, 2005. See Note J below. As a consequence, the resulting pro forma compensation expense of approximately $0.8 million, net of income tax benefit, is included in the 2005 calculation in the above table for the nine-month period ended September 30, 2005.
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

NOTE C — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock. The following table shows the computation of earnings per share for the three-month period and the nine-month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
BASIC:
Common shares outstanding, beginning of period	14,578,241	14,844,114	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended September 30,	8,711	145,301	86,784	150,662

Weighted average number of common shares outstanding	14,586,952	14,989,415	14,439,487	14,833,653

Net income available to common shareholders	$5,836,699	$7,623,146	$13,573,906	$24,152,849

Earnings per share	$0.40	$0.51	$0.94	$1.63

DILUTED:
Common shares outstanding, beginning of period	14,578,241	14,844,114	14,352,703	14,682,991
Effect of weighting shares:
Weighted common shares issued during the period ended September 30,	8,711	145,301	86,784	150,662
Employee stock options and warrants assumed converted during the period ended September 30,	318,122	491,514	257,903	494,529

Weighted average number of common shares outstanding	14,905,074	15,480,929	14,697,390	15,328,182

Net income available to common shareholders	$5,836,699	$7,623,146	$13,573,906	$24,152,849

Earnings per share	$0.39	$0.49	$0.92	$1.58

For the three months ended September 30, 2004 and 2005, options to purchase 468,750 and 30,000, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the nine months ended September 30, 2004 and 2005, options to purchase 482,570 and 30,000, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE D — Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories principally consist of raw materials, supplies, work-in-process and finished goods, all related primarily to the manufacturing, refurbishment and maintenance for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in our processes. Inventories consisted of the following at:

	December 31, 2004	September 30, 2005
Raw material and supplies	$13,773,947	$14,841,471
Work-in-process	805,744	2,070,617
Finished portable storage units	2,743,774	9,301,970

	$17,323,465	$26,214,058

NOTE E — During the first quarter of 2005, we wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or were no longer required or used in our leasing operations. In the third quarter we wrote off approximately $108,000 for losses sustained due to Hurricane Katrina. Property, plant and equipment consisted of the following at:

	December 31, 2004	September 30, 2005
Land	$772,014	$772,014
Vehicles and equipment	39,666,655	38,553,963
Buildings and improvements	9,762,850	9,927,677
Office fixtures and equipment	9,258,822	10,059,341

	59,460,341	59,312,995
Less accumulated depreciation	(25,140,569)	(24,552,961)

	$34,319,772	$34,760,034

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
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2004, the lease fleet totaled $484.3 million as compared to $558.8 million at September 30, 2005, before accumulated depreciation of $30.2 million and $36.6 million, respectively.

Lease fleet consists of the following at:

	December 31, 2004	September 30, 2005
Steel storage containers	$296,224,965	$333,898,098
Offices	184,026,999	221,506,532
Van trailers	3,825,484	3,303,375
Other	259,093	59,004
Accumulated depreciation	(30,230,179)	(36,587,142)

	$454,106,362	$522,179,867

NOTE G — The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions. In addition, we focus on earnings per share and on adjusted EBITDA. We calculate this number by first calculating EBITDA, which is a measure of our earnings before interest expense, debt restructuring costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. It provides us with a means to measure internally generated available cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically ignore the effect of what we consider unusual or non-recurring events to arrive at adjusted EBITDA. The only such events reflected in the adjusted EBITDA during the last several years have been the expenses that we incurred in connection in the Nuko Holdings I, LLC v Mobile Mini litigation, a subsequent third-party settlement payment we received and, during the third quarter of 2005, a charge of approximately $1.7 million relating to damage resulting from Hurricane Katrina, net of a limited insurance reimbursement received in that quarter.
Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS 131, reportable segment information is the same as contained in our condensed consolidated financial statements.
NOTE H — Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income	$5,836,699	$7,623,146	$13,573,906	$24,152,849
Market value change in derivatives	(192,359)	362,040	131,166	569,530
Foreign currency translation gain	143,484	218,930	47,870	131,465

Total comprehensive income	$5,787,824	$8,204,116	$13,752,942	$24,853,844

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2004	September 30, 2005
Market value change in derivatives, net of expected tax effect	$(32,619)	$536,912
Foreign currency translation	366,412	497,876

Total accumulated other comprehensive income	$333,793	$1,034,788

NOTE I — In January 2005, we entered into an interest rate swap agreement under which we effectively fixed the interest rate payable on $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate.
NOTE J — On February 23, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of a portion of the Company’s stock options granted on December 13, 2001, at an exercise price of $32.91 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 83,100 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allows employees to vest in awards that would otherwise have been forfeited or become un-exercisable and establishes a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44 to APB 25, as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal, and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date. The Company will continue to monitor future actual and estimated terminations, which might result in an additional compensation expense related to these accelerated options in future periods. Any future expense related to this accelerated vesting will not have a material effect on our results of operations or financial condition. In February 2005, SFAS No. 123(R) was scheduled to become effective for the Company on July 1, 2005, and the accelerated vesting of the options was expected to reduce future compensation expense to be recognized in our income statement. In April 2005, the SEC postponed the effective date of SFAS No. 123(R) to the beginning of the next fiscal year following June 15, 2005. The accelerated vesting is expected to reduce future compensation expense to be recognized in our income statement by approximately $0.7 million in the first half of fiscal year 2006.
NOTE K — In April 2005, Mobile Mini entered into a settlement agreement pursuant to which a third party partially reimbursed us for losses we sustained in connection with two lawsuits that arose in connection with our acquisition in April 2000 of a portable storage business in Florida. These lawsuits were previously reported in our reports on Form 10-K and Form 10-Q, which are filed with the Securities and Exchange Commission. The net proceeds are included in our Consolidated Statement of Income as “other income” for the nine-month period ending September 30, 2005, and were used to pay down a portion of our revolving credit facility balance.
NOTE L — In the second quarter of 2005, the Company recorded a $520,000 income tax benefit due to the recognition of certain state net operating loss carry forwards that were previously scheduled to expire in 2005 and 2006, that we now believe are recoverable, based on improved results of operations achieved in 2005 and expected in 2006.
NOTE M — In April 2005, we established a new location and began operating our 49th branch in Minneapolis-St. Paul, Minnesota.
In September 2005, we opened a new location in Indianapolis, Indiana, which is our 50th branch and will serve the Indianapolis metropolitan area.
In September 2005, we acquired the portable storage assets of A-One Storage, LLC, for approximately $7.0 million in cash. A-One Storage is a privately-owned leasing company operating in the greater Columbus-Lancaster, Ohio, metropolitan area. We consolidated the acquired assets into our existing operations at our Columbus branch. Some of the assets acquired will be deployed to our other branch locations to meet their leasing demands. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the purchased assets and the assumed liabilities were recorded on a preliminary basis at their estimated fair values at the date of acquisition and are subject to adjustment when additional information concerning asset and liability valuations are finalized.
At September 30, 2005, we operated 50 branches in 30 states and in one Canadian province.

NOTE N — In the third quarter of 2005, as a result of assessing our damages resulting from Hurricane Katrina, we recorded an expense of approximately $1.7 million. This charge is included in “Leasing, selling and general expenses” in our condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2005. We have received a limited reimbursement from our insurance company for certain trucks that were destroyed in the storm. Although we have filed a claim with our insurance companies for other damage to our former New Orleans facility and rental units and equipment located there, the insurance companies have informed us that they do not intend to cover damage caused by flooding rather than by the hurricane. Although we intend to pursue our insurance claims, there is uncertainty as to the timing and extent of any further insurance recovery. We subsequently relocated our New Orleans leasing and yard facilities to a new location and have started the process of making repairs and replacing the equipment and inventory that sustained hurricane damage.
NOTE O — Subsequent Event.
In November 2005, we leased approximately five acres to start operating our 51st branch. The new branch, located in Pensacola, Florida, will serve the Pensacola metropolitan area and in the near term will focus on the special needs of businesses and individuals affected by recent hurricanes in the region. We expect to be in operation at this branch by mid-November 2005.

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
Overview
General
Since 1996, we have pursued a strategy of focusing on leasing rather than selling our portable storage units. As a result, we now derive most of our revenues from the leasing of portable storage containers and portable offices. In 2004, the average contracted lease term at lease inception was approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2004, the over-all lease term averaged 22 months for portable storage units and 20 months for portable offices. As a result of these relatively long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased and is currently less than 10% of revenues.
Over the last seven years, Mobile Mini has grown through internally generated growth and acquisitions. We frequently use acquisitions to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we will establish a new location from the ground up. Under either scenario, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit put on lease in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We believe that we incur lower start-up costs and a quicker growth curve using our acquisition model than if we establish the new location from the ground up without the acquisition of assets immediately producing lease revenue in the new market.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Construction activity represented approximately 32% of our units on rent at December 31, 2004, and because of the degree of our operating leverage, changes in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, weakness in the non-residential construction sector reduced the growth rate in our business and the growth in EBITDA (as defined below). In 2004 and 2005, the level of non-residential construction activity in the U.S. leveled off and then began to rise. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our EBITDA began to grow rapidly in 2004 and into the first nine months of 2005.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. This slow down in growth was due in large part to the slowdown in the non-residential construction sector. We achieved an internal growth rate in 2004 of 16.0%, reflecting an improvement in both economic and market conditions. Our internal growth rate accelerated to 26.4% during the first nine months of 2005. Mobile Mini’s goal is to maintain an annual 15% internal growth rate so that revenue growth will far exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on EBITDA to measure our results. As we calculate EBITDA, it is a measure of our earnings before interest expense, debt restructuring costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we may adjust EBITDA to ignore the effect of what we consider unusual or non-recurring events to arrive at adjusted EBITDA. The only such events reflected in adjusted EBITDA are expenses due to Hurricane Katrina-related damage and income from a third party related to a settlement agreement, in the 2005 periods being reported. See Notes K and N of the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report. Because EBITDA is a non-GAAP financial measure as defined by the SEC, we included in our annual report filed on Form 10-K with the SEC on March 16, 2005, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows, without further adjustment, for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income	$5,836,699	$7,623,146	$13,573,906	$24,152,849
Interest expense	5,152,465	5,849,030	15,113,985	16,998,885
Provision for income taxes	3,891,132	4,873,815	9,049,271	14,589,527
Depreciation and amortization	2,895,399	3,251,444	8,403,865	9,438,886

EBITDA	$17,775,695	$21,597,435	$46,141,027	$65,180,147

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
The table below summarizes those transactions that increased the net value of our lease fleet from $454.1 million at December 31, 2004, to $522.2 million at September 30, 2005:

	Dollars	Units
Lease fleet at December 31, 2004, net	$454,106,362	100,729

Purchases:
Container purchases	9,462,427	4,283

Manufactured units:
Steel storage containers, combination office units and steel security offices	31,129,700	3,929
Wood mobile offices	20,739,251	899

Refurbishment and customization(3):
Refurbishment or customization of 6,815 units purchased or acquired in the current year	12,556,004	2,532	(1)
Refurbishment or customization of 2,266 units purchased in a prior year	5,338,485	806	(2)
Refurbishment or customization of 461 units obtained through acquisition in a prior year	482,992	4	(3)

Other	329,613	119
Cost of sales from lease fleet	(4,837,475)	(1,458)
Loss from natural disasters (4)	(770,529)	(49)
Depreciation	(6,356,963)

Lease fleet at September 30, 2005, net	$522,179,867	111,794

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

(4)	Represents specific units written off due to losses sustained in connection with Hurricane Katrina.

     The table below outlines the composition of our lease fleet at September 30, 2005:

	Net Book	Number of
	Value	Units
Steel storage containers	$333,898,098	93,756
Offices	221,506,532	16,162
Van trailers	3,303,375	1,876
Other	59,004
Accumulated depreciation	(36,587,142)

	$522,179,867	111,794

In April 2005, a fair market value and an orderly liquidation value appraisal was conducted by an independent third-party appraiser selected by our banks. The appraiser does not differentiate the value of our containers based upon the age of the container or the length of time the unit has been in our fleet. At September 30, 2005, the fair market value of our lease fleet, based on this appraisal, was approximately 120.7% of our lease fleet net book value. The orderly liquidation value of our lease fleet at September 30, 2005, was approximately $450.8 million, which equates to 86.3% of the lease fleet net book value. These are a third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual liquidation.
Our branch expansion program and other factors can affect our overall utilization rate. From 2000 through 2004, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 84.3% in 2000. During years in which we enter many additional markets or in which certain geographic areas are affected by a slowdown in nonresidential construction, utilization rates will tend to be lower. With the addition of fewer markets in 2003 and 2004, and the improvement in nonresidential construction in 2004, we focused on increasing our utilization rate by balancing inventory between markets and decreasing the number of out-of-service units, increasing our utilization rate from 78.7% in 2003 to 82.8% for the 12 months ended September 30, 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter. Our utilization rate for the quarter ended September 30, 2005 averaged 83.0% compared to an average of 81.5% in the same period the prior year.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005, Compared to
Three Months Ended September 30, 2004
Total revenues for the quarter ended September 30, 2005, increased by $9.6 million, or 22.1%, to $53.1 million from $43.5 million for the same period in 2004. Leasing revenues for the quarter increased by $9.8 million, or 25.3%, to $48.7 million from $38.9 million for the same period in 2004. This increase resulted from a 7.7% increase in the average rental yield per unit and a 16.3% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, was 25.0% for the three months ended September 30, 2005, as compared to 17.7% for the comparable three-month period of 2004. Our sales of portable storage and office units for the three months ended September 30, 2005, decreased by 7.4% to $4.1 million from $4.4 million during the same period in 2004. As a percentage of total revenues, leasing revenues for the quarter ended September 30, 2005, represented 91.7% as compared to 89.4% for the same period in 2004. Our leasing business continues to be our primary focus and has become an increasing part of our revenue mix over the past several years.
Cost of sales are the costs related to the sales revenues only. Cost of sales for the quarter ended September 30, 2005, increased to 61.6% of sales from 60.4% of sales in the same period in 2004. Our gross margin declined slightly as compared to the same period last year, but it was at high levels during both periods.
Leasing, selling and general expenses increased $5.9 million, or 25.8%, to $29.0 million for the quarter ended September 30, 2005, from $23.1 million for the same period in 2004. Leasing, selling and general expenses, as a percentage of total revenues, increased to 54.6% for the quarter ended September 30, 2005, from 53.0% for the same period in 2004. Included in this expense is approximately $1.7 million of losses relating to physical damage to assets that we incurred as a result of Hurricane Katrina. This amount represents our estimate of damages we sustained based on our current assessment, primarily at our New Orleans, Louisiana, branch and to units on lease at customer locations. This estimate is net of certain limited insurance reimbursements that we have already received under our insurance policies. Excluding the Hurricane Katrina-related expense, our leasing, selling and general expenses would have increased by $4.2 million, or 18.4%, for the quarter ended September 30, 2005, as compared with the same period in 2004. As some of the new markets we entered in the past few years continue to mature, and as their revenues increase to cover our fixed expenses, those markets begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. In addition to the Hurricane Katrina-related expense, the major increases in leasing, selling and general expenses for the quarter ended September 30, 2005 were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense incurred as we continue to improve the overall condition of our storage fleet units, and delivery and freight costs, including gasoline, which we were able to pass onto our customers in the form of higher delivery charges.
EBITDA increased by $3.8 million, or 21.5%, to $21.6 million for the quarter ended September 30, 2005, compared to $17.8 million for the same period in 2004. The EBITDA for the third quarter of 2005 was adversely affected by the Hurricane Katrina-related expense of $1.7 million. Adjusted EBITDA, which excludes the $1.7 million of Hurricane Katrina-related expense, increased by $5.5 million, or 31.1%, to $23.3 million.
Depreciation and amortization expenses increased $0.4 million, or 12.3%, to $3.3 million in the quarter ended September 30, 2005, from $2.9 million during the same period in 2004. The increase is primarily due to the growth in lease fleet over the last year in order to meet increased demand. Since September 30, 2004, our lease fleet cost basis for depreciation increased by approximately $96.8 million.
Interest expense increased $0.7 million, or 13.5%, to $5.8 million for the quarter ended September 30, 2005, compared to $5.2 million for the same period in 2004. Our average debt outstanding for the three months ended September 30, 2005, compared to the same period in 2004, increased by 11.0%, primarily due to borrowings to fund part of the growth of our lease fleet. The remainder of the growth of the lease fleet was funded by operating cash flow. The weighted average interest rate on our debt for the three months ended September 30, 2004, was 7.4% compared to 7.6% for the three months ended September 30, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.7% in the 2004 quarter and 7.9% in the 2005 quarter.
Provision for income taxes was based on an annual effective tax rate of 39.0% in the quarter ended September 30, 2005, as compared to 40.0% during the same period in 2004.
Net income for the three months ended September 30, 2005, was $7.6 million compared to net income of $5.8 million for the same period in 2004. Our 2005 third quarter net income results were primarily achieved by our 22.1% increase in revenues and the operating leverage associated with this growth, partially offset by the $1.7 million charge sustained in connection with Hurricane Katrina.
Nine Months Ended September 30, 2005 Compared to
Nine Months Ended September 30, 2004
Total revenues for the nine months ended September 30, 2005, increased by $28.1 million, or 23.2%, to $149.3 million from $121.2 million for the same period in 2004. Leasing revenues for the nine months increased by $28.6 million, or 26.8%, to $135.4 million from $106.8 million for the same period in 2004. This increase resulted from a 7.3% increase in the average rental yield per unit and a 18.2% increase in the average number of units on lease. Our internal growth, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, was 26.4% for the nine months ended September 30, 2005, as compared to 13.6% for the nine-month period of 2004. Our sales of portable storage and office units for the nine months ended September 30, 2005 decreased by 6.7% to $13.0 million from $13.9 million during the same period in

2004. This decrease was primarily due to a large government-related sale during the second quarter of 2004. As a percentage of total revenues, leasing revenues for the nine months ended September 30, 2005, represented 90.7% as compared to 88.2% for the same period in 2004. Our leasing business continues to be our primary focus and has become an increasing part of our revenue mix over the past several years.
Cost of sales are the costs related to the sales revenue only. Cost of sales for the nine months ended September 30, 2005, decreased to 62.4% of sales from 63.5% of sales in the same period in 2004. Our gross margin increased slightly as compared to the same period last year, but it was at high levels during both periods. The slightly lower profit margins realized in 2004 is primarily attributed to the lower profit margin on a government-related sale and the sale of van trailers from the fleet at margins lower than the level realized on other fleet assets.
Leasing, selling and general expenses increased $13.0 million, or 19.7%, to $79.2 million for the nine months ended September 30, 2005, from $66.2 million for the same period in 2004. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 53.0% for the nine months ended September 30, 2005, from 54.6% for the same period in 2004. Included in this expense is approximately $1.7 million of losses relating to physical damage to assets that we incurred as a result of Hurricane Katrina. This amount represents our estimate of damages we sustained based on our current assessment, primarily at our New Orleans, Louisiana, branch and to units on lease at customer locations. This estimate is net of certain limited insurance reimbursements that we have already received under our insurance policies. Excluding the Hurricane Katrina-related expense, our leasing, selling and general expenses would have increased by $11.3 million, or 17.1%, for the nine-month period ended September 30, 2005, as compared with the same period in 2004. As some of the new markets we entered in the past few years continue to mature, and as their revenues increase to cover our fixed expenses, those markets begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. In addition to the Hurricane Katrina-related expense, the major increases in leasing, selling and general expenses for the nine months ended September 30, 2005 were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense incurred as we continue to improve the overall condition of our storage fleet units, delivery and freight costs, including gasoline, which we were able to pass onto our customers in the form of higher delivery charges, and certain insurance expenses.
EBITDA increased by $19.0 million, or 41.3%, to $65.2 million for the nine months ended September 30, 2005, compared to $46.1 million for the same period in 2004. Adjusted EBITDA, which excludes the Hurricane Katrina-related expense and the net proceeds from a third-party settlement, increased by $17.6 million, or 38.1%, to $63.7 million.
Depreciation and amortization expenses increased $1.0 million, or 12.3%, to $9.4 million in the nine months ended September 30, 2005, from $8.4 million during the same period in 2004. The increase is primarily due to the growth in our lease fleet over the last year in order to meet increased demand. Since September 30, 2004, our lease fleet cost basis for depreciation increased by approximately $96.8 million.
Other income represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida. See Note K to the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report.
Interest expense increased $1.9 million, or 12.5%, to $17.0 million for the nine months ended September 30, 2005, compared to $15.1 million for the same period in 2004. Our average debt outstanding for the nine months ended September 30, 2005, compared to the same period in 2004, increased by 11.6%, primarily due to borrowings to fund part of the growth of our lease fleet. The remainder of the growth of the lease fleet was funded by operating cash flow. The weighted average interest rate on our debt for the nine months ended September 30, 2004, was 7.5% compared to 7.6% for the nine months ended September 30, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in the 2004 nine months and 7.9% in the 2005 nine months.
Provision for income taxes was based on an annual effective tax rate of 39.0% in the nine months ended September 30, 2005, as compared to 40.0% during the same period in 2004. In 2005, the tax provision also includes a $0.5 million tax benefit due to the recognition of certain state net operating loss carry forwards that were previously scheduled to expire in 2005 and 2006 that management believes are recoverable based on improved results of operations in 2005 and expected in 2006.
Net income for the nine months ended September 30, 2005, was $24.2 million compared to net income of $13.4 million for the same period in 2004. Our 2005 first nine months net income results were primarily achieved by our 23.2% increase in revenues and the operating leverage associated with this growth, partially offset by the $1.7 million charge sustained in connection with Hurricane Katrina. It also includes the proceeds from a settlement agreement and the effect of the tax benefit discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
During the past two years, the portion of our capital expenditures not funded by operating cash flow has been funded primarily through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. At September 30, 2005, we had unused borrowing availability of approximately $89.2 million under our $250.0 million revolving credit facility. Our net borrowings under our revolving credit facility increased $30.7 million from December 31, 2004 to September 30, 2005. This increase was used in conjunction with cash provided by operating activities to fund the $72.8 million increase in our lease fleet during the nine months ended September 30, 2005.
Operating Activities. Our operations provided net cash flow of $42.0 million for the nine months ended September 30, 2005, compared to $24.8 million during the same period in 2004. The $17.1 million increase in cash generated by operations is primarily related to increased pre-tax income. Cash generated by operations in 2004 was negatively impacted by the payment of the $8.0 million Florida litigation judgment. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels and an increase in accounts receivable due to the growth in our leasing activities.
Investing Activities. Net cash used in investing activities was $83.6 million for the nine months ended September 30, 2005, compared to $60.3 million for the same period in 2004. Capital expenditures for our lease fleet were $72.8 million for the nine months ended September 30, 2005, and $55.4 million for the same period in 2004. The capital expenditures increase for our lease fleet is primarily due to an increase in demand for our products, requiring us to purchase and refurbish more containers and offices. It also reflects the increase in the price of raw materials, especially steel, and an increase in the cost of modular offices. During the nine months ended September 30, 2004, we were able to meet a portion of the increased leasing demand by utilizing previously idle units. During the nine months ended September 30, 2005, we were also able to increase utilization rates, but that increase was less than the increase for the same period in 2004. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $4.0 million for the nine months ended September 30, 2005, compared to $3.6 million for the same period in 2004. We paid $7.0 million for a business acquisition during the nine months ended September 30, 2005, as compared to $1.3 million for acquisition activity during the same period in 2004. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $41.1 million during the nine months ended September 30, 2005, compared to $35.5 million for the same period in 2004. During the nine months ended September 30, 2005 and 2004, net cash provided by financing activities was provided primarily by our revolving credit facility and was used together with cash flow generated from operations primarily to fund our expansion of the lease fleet, and in 2004 also to fund our payment of the Florida litigation judgment. In 2005 and 2004, we received approximately $10.5 million and $3.0 million, respectively, from exercises of employee stock options. In 2005, we also received approximately $3.2 million in net proceeds from a settlement agreement which were used to pay down a portion of our revolving credit facility balance. See Note K to the Notes to Condensed Consolidated Financial Statements (unaudited) included elsewhere in this Report.
In addition to cash flow generated by operations, our principal current source of liquidity is our $250.0 million revolving line of credit. During the nine months ended September 30, 2005, we had net additional borrowings under our credit facility of approximately $30.7 million as compared to $32.9 million for the same period in 2004. As of September 30, 2005, we had $156.6 million of borrowings outstanding under our credit facility, and approximately $89.2 million of additional borrowings were then available to us. As of October 31, 2005, net borrowings outstanding under our credit facility were approximately $160.4 million after netting a $0.5 million cash equivalent.
The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses and any judgment or settlement costs related to our Florida litigation. Based on our leverage ratio at September 30, 2005, the interest rate spread, from either LIBOR or prime, of our borrowing rate under our credit facility will be the same as it was at June 30, 2005.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreements is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the nine months ended September 30, 2005, of $0.6 million, net of applicable income taxes of $0.3 million.
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
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $4.3 million in letters of credit and an agreement under which we are contingently responsible for $2.3 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment, but currently have no capital lease commitments.
OFF-BALANCE SHEET TRANSACTIONS
We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
As Reported:
Net income	$5,836,699	$7,623,146	$13,573,906	$24,152,849
Diluted earnings per share	$0.39	$0.49	$0.92	$1.58

As adjusted for change in estimates:
Net income	$5,769,199	$7,486,223	$13,372,885	$23,862,420
Diluted earnings per share	$0.39	$0.48	$0.91	$1.56
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:
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

		Useful	Three Months Ended		Nine Months Ended
	Salvage	Life In	September 30,		September 30,
	Value	Years	2004	2005	2004	2005
As Reported:	62.5%	25
Net income			$5,836,699	$7,623,146	$13,573,906	$24,152,849
Diluted earnings per share			$0.39	$0.49	$0.92	$1.58

As adjusted for change in estimates:	70%	20
Net income			$5,836,699	$7,623,768	$13,573,906	$24,154,716
Diluted earnings per share			$0.39	$0.49	$0.92	$1.58

As adjusted for change in estimates:	50%	20
Net income			$5,291,264	$6,961,600	$11,987,288	$22,238,899
Diluted earnings per share			$0.35	$0.45	$0.82	$1.45

As adjusted for change in estimates:	40%	40
Net income			$5,836,699	$7,623,146	$13,573,906	$24,152,849
Diluted earnings per share			$0.39	$0.49	$0.92	$1.58

As adjusted for change in estimates:	30%	25
Net income			$5,127,634	$6,761,789	$11,511,302	$21,660,670
Diluted earnings per share			$0.34	$0.44	$0.78	$1.41

As adjusted for change in estimates:	25%	25
Net income			$5,018,547	$6,629,272	$11,193,979	$21,277,257
Diluted earnings per share			$0.34	$0.43	$0.76	$1.39
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
Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable (as that term is defined in SFAS No. 5, Accounting for Contingencies) that a liability has been incurred and the amount of loss can be reasonably determined. Because of the uncertainties related to both the probability that a liability has been incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to any pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidated financial position.
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2005, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the nine months ended September 30, 2005, in accordance with SFAS No. 133, comprehensive income included $0.6 million, net of applicable income taxes of $0.3 million, related to the fair value of our interest rate swap agreements.
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
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Our disclosure and analysis in this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2004, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Cautionary Factors That May Affect Future Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http://www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.
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

MOBILE MINI, INC.
Date: November 9, 2005	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President

Index to Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).