Form 10-K
period 2005-12-31
MOBILE MINI INC
filed 2006-03-16
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value on June 30, 2005 of the voting stock owned by non-affiliates of the registrant was approximately $495.1 million.
As of March 13, 2006, there were outstanding 30,638,650 shares of the issuer’s common stock, par value $.01.
Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein. Certain Exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit Index is at page 67.

MOBILE MINI, INC.
2005 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS.
Founded in 1983, we believe we are the nation’s largest provider of portable storage solutions through our lease fleet of over 116,000 portable storage and portable office units at December 31, 2005. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our proprietary security systems, multiple doors, electrical wiring and shelving. At December 31, 2005, we operated through a network of 51 branches located in 30 states and one Canadian province. Our portable units provide secure, accessible temporary storage for a diversified client base of approximately 80,200 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census. For the twelve months ended December 31, 2005, we generated revenues of approximately $207.2 million.
Since 1996, we have followed a strategy of focusing on leasing rather than selling our portable storage units. We believe this leasing model is highly attractive because the vast majority of our fleet consists of steel portable storage units which:
•	provide predictable, recurring revenues from leases with an average duration of approximately 23 months;
•	have average monthly lease rates that recoup our current unit investment within an average of 35 months;
•	have long useful lives exceeding 25 years, low maintenance and high residual values; and
•	produce incremental leasing operating margins of approximately 54%.
Since 1996, we have increased our total lease fleet from 13,600 units to 116,300 units, for a compound annual growth rate, or CAGR, of 26.9%. As a result of our focus on leasing, we have achieved substantial increases in our revenues and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $188.6 million in 2005, representing a CAGR of 29.9%. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.
Our fleet is primarily comprised of refurbished and customized steel portable storage containers, which were built according to the standards developed by the International Organization for Standardization (“ISO”), and other steel containers that we manufacture. We refurbish and customize our purchased ISO containers by adding our proprietary locking and easy-opening door systems. These assets are characterized by low risk of obsolescence, extreme durability, long useful lives and a history of high-value retention. We maintain our steel containers on a regular basis. This maintenance consists primarily of repainting units every two to three years, essentially keeping them in the same condition as when they entered our fleet. Repair and maintenance expense for our fleet has averaged 2.9% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates, without regard to the age of the container. In addition, we have sold containers and steel offices from our lease fleet at an average of 147% of original cost from 1997 to 2005. Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our banks, and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. Our most recent fair market value and orderly liquidation value appraisals were conducted in January 2006. The appraisal of our fair market value, appraised our fleet at a value in excess of net book value. At December 31, 2005, based on these appraisals, the fair market value of our lease fleet was approximately 120.1% of our lease fleet net book value; and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, appraised our lease fleet at approximately $472.9 million, which equates to 85.9% of the lease fleet net book value.
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
Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and is estimated by us to exceed $3.0 billion in revenue annually. We offer combined storage/office and mobile offices in varying lengths and widths, with lease terms averaging approximately 20 months.
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
Competitive Strengths
Our competitive strengths include the following:
Market Leadership. At December 31, 2005, we maintained a total fleet of both units held for lease and for sale, which was approximately 119,000 units, and we are the largest provider of portable storage solutions in a majority of our markets. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.
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
Geographic and Customer Diversification. From our 51 branches, which are located in 30 states and one Canadian province, we served approximately 80,200 customers from a wide range of industries in 2005. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. military, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2005, our largest and our second-largest customers accounted for 3.2% and 0.4% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 5.5% of our leasing revenues. During 2005, approximately 60.6% of our customers rented a single unit. We believe this diversity also reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. The fact that our business continued to grow during the economic downturn of 2002 and 2003, although at a slower than historic pace, demonstrates a measure of resilience against recession in our business model.

Customer Service Focus. We believe the portable storage industry is particularly service intensive and essentially local. Our entire organization is focused on providing high levels of customer service, and our salespeople work out of our branch locations to better understand local market needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our customized management information systems also increase our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. Due to our orientation towards customer service, 57.9% of our 2005 leasing revenues were derived from repeat customers.
Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have over 300 dedicated commissioned salespeople, and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow pages and direct-mail advertising are integral parts of our sales and marketing approach. In 2005, our total advertising costs were $7.6 million, and we mailed approximately 7.4 million product brochures to existing and prospective customers.
Customized Management Information Systems. We have made substantial investments in our management information systems that enable us to optimize fleet utilization, capture detailed customer data, improve financial performance and support our growth by projecting near-term capital needs. Our management information systems allow us to carefully monitor, on a daily basis, the size, mix, utilization and lease rates of our lease fleet by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our headquarters and each branch are linked through a scaleable PC-based wide area network that provides real-time transaction processing and detailed reports on a branch-by-branch basis. We have made significant investments to enhance our management information systems during 2004 and 2005, and we intend to continue that investment in 2006.
Business Strategy
Our business strategy consists of the following:
Focus on Core Portable Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our portable storage units throughout the United States. Our leasing revenues have grown from $17.9 million in 1996 to $188.6 million in 2005, reflecting a CAGR of 29.9%.
Generate Strong Internal Growth. We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. Historically, we have been able to generate strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. The internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. In 2004 we achieved an internal growth rate of 16.0%, reflecting an improvement in both economic and market conditions. As the improvement in the economy continued during 2005, our internal growth rate accelerated to an average of 25.3% for the year. In our eight oldest markets, all of which we have operated in for at least ten years, we achieved an internal growth rate of 16.5% in 2005, demonstrating the growth we can continue to achieve in our most mature markets.
Branch Expansion. We believe we have an attractive geographic expansion opportunity, and we have developed a new market entry strategy, which we replicate in each new market. We typically enter a new market by acquiring the lease fleet assets of a small local portable storage business to minimize start-up costs and then overlay our business model onto the new branch. Our business model consists of significantly expanding the fleet inventory with our differentiated products, introducing our sophisticated sales and marketing program supported by increased advertising and direct marketing expenditures, adding experienced Mobile Mini personnel and implementing our customized management information systems. As a result of implementing our business model, our new branches typically achieve very strong organic growth during their first several years.

We have identified many markets in North America and western Europe where we believe demand for portable storage units is underdeveloped. Typically, these markets are being served by small, local competitors. In 1998, we began entering new markets through our expansion strategy as illustrated in the following table:

New Market Expansion
Year Established	Acquisition	Start up	Total
1998	3	1	4
1999	6	1	7
2000	9	1	10
2001	6	0	6
2002	10	1	11
2003	1	0	1
2004	1	0	1
2005	0	3	3

Total	36	7	43

Our expansion program and other factors can affect our overall utilization rate. During the last five years, our annual utilization levels averaged 80.9%, and ranged from a low of 78.7% in 2003 to a high of 83.1% in 2001. The lower utilization rate in 2003 was primarily a result of (i) the fact that many of our newer branches have had utilization levels lower than our average rates, especially after we have added our proprietary product to the existing product mix, and (ii) the economic slowdown during 2002 and 2003 in the general economy and in particular the slowdown in the construction sector. During 2004 and through 2005, we saw a steady recovery in the overall economy and an improvement in the construction sector, which accounted for approximately 32% to 35% of our leased units in 2004 and 2005, respectively. As the general economy and the non-residential construction industry in our markets continued to recover, we repositioned some of our lease fleet units among our branch locations to meet growing demand. Our utilization levels increased and averaged 82.9% during 2005.
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
Products
We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facility employees. Some features of our different products are listed below:
•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies or brokers. These containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify the ocean-going containers. Refurbishment typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our proprietary locking system. Modification typically involves splitting those containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable steel storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. We now offer a 10-foot-wide unit, which provides 40% more usable storage space than a standard eight-foot-wide unit. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled by our branches that have assembly capabilities or by third-party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

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
We purchase used ocean-going containers and refurbish and modify them at our manufacturing facility in Arizona and at our other branch locations. At certain branches, we also contract with third parties to refurbish and modify our units. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our steel portable storage units, steel offices, and wood modular offices have estimated useful lives of 25 years, 25 years, and 20 years, respectively, from the date we build or acquire and refurbish them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 62.5% for our core steel products. Van trailers, which comprised less than 1.0% of the gross book value of our lease fleet at December 31, 2005, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 2.9% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.
Product Lives and Durability
Core Portable Storage Products. Most of our fleet is comprised of refurbished and customized ISO containers, manufactured steel containers and record storage units, along with our combined storage/office and mobile office units. These products are built to last a long period of time with proper maintenance.
We generally purchase used ISO containers when they are eight to 12 years old, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements as apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, truck them to our locations, refurbish them by removing any rust, paint them with a rust inhibiting paint, add our locking system and further customizing them, typically by adding our proprietary, easy-opening door system and our proprietary locking system.

We maintain our steel containers on a regular basis by painting them on average every two to three years, removing rust, and occasionally replacing the wooden floor or a rusted panel. This periodic maintenance keeps the container in essentially the same condition as after we initially refurbished it and is designed to maintain the unit’s value and rental rates comparable to new units.
Pursuant to our revolving credit agreement, we have our containers appraised on a periodic basis. Because of the quality of our containers, the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that, like the ISO containers, they will maintain their utility and value as long as they are maintained in accordance with our maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate the value of manufactured units based upon the age of the unit. Our most recent fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2005, the net book value of our fleet was approximately $550.5 million.
Approximately 8.5% of our 2005 revenue was derived from sales of portable storage and mobile office units. Because the containers in the lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or unrefurbished and refurbished containers that we had recently acquired but not yet leased. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 25 year useful life and 62.5% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy.
The following table shows the gross margin on containers and steel offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2005 based on the length of time in the lease fleet.

					Sales
				Sales	Revenue as a
	Number			Revenue as a	Percentage of
	of			Percentage of	Net Book
	Units Sold	Sales Revenue	Original Cost (1)	Original Cost	Value
		(In thousands)
Sales fleet (2)	23,528	$76,690	$50,203	153%	153%
Lease fleet, by period held before sale:
Less than 5 years	7,410	$30,823	$20,776	148%	152%
5 to 10 years	2,556	$9,051	$6,303	144%	158%
10 to 15 years	448	$1,364	$981	139%	164%
15 to 20 years	61	$201	$155	130%	159%
20+ years	2	$6	$5	120%	182%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing, which includes both the cost of customizing units and refurbishment costs incurred, plus (iii) the freight charges to our branch where the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location.

(2)	Includes sales of unrefurbished ISO containers.
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

The following chart shows, for containers that have been in our lease fleet for various periods of time, the average monthly lease rate that we currently receive for various types of containers. We have added our 10-foot-wide containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet for at least 10 years (we have been in business for over 22 years), and specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(by number of years in our lease fleet)					Total Number/
		0 – 5	6 – 10	11 – 15	16 - 20	Over 21	Average Dollar
Type 1	Number of Units	3,005	3,231	586	16	5	6,843
	Average rent	$82.56	$82.29	$81.16	$74.82	$77.46	$82.29

Type 2	Number of Units	1,231	611	192	16	2	2,052
	Average rent	$82.87	$81.57	$80.17	$76.34	$81.25	$82.18

Type 3	Number of Units	4,193	4,070	2,190	195	1	10,649
	Average rent	$81.94	$83.70	$82.76	$82.38	$70.42	$82.79

Type 4	Number of Units	368	803	133	4	1	1,309
	Average rent	$120.17	$117.06	$102.22	$105.63	$108.33	$116.38

Type 5	Number of Units	311	1,361	87	11	––	1,770
	Average rent	$113.31	$120.18	$118.66	$130.98	$––	$118.97

Type 6	Number of Units	3,723	3,409	428	25	8	7,593
	Average rent	$116.81	$127.91	$126.81	$129.78	$127.97	$122.41

Type 7	Number of Units	14,698	4,326	330	44	7	19,405
	Average rent	$107.23	$113.07	$124.08	$123.35	$119.48	$108.86

Type 8	Number of Units	316	471	76	12	3	878
	Average rent	$162.29	$158.81	$159.16	$154.28	$218.47	$160.24
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
We periodically review our depreciation policy against various factors, including the following:
•	results of our lenders’ independent appraisal of our lease fleet;
•	practices of the major competitors in our industry;
•	our experience concerning useful life of the units;
•	profit margins we are achieving on sales of depreciated units; and
•	lease rates we obtain on older units.
Our depreciation policy for our lease fleet uses the straight-line method over the units’ estimated useful life, after the date we put the unit in service, and the units are depreciated down to their estimated residual values.

Wood Mobile Office Units. We began adding wood mobile office units to the lease fleet in 2000 as a complement to our core portable storage products. These units are manufactured by third parties and are very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2005, our wood mobile offices were all less than six years old. These units are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last five years.
Although, the operating margins on mobile offices are high, they are lower than the margins on portable storage. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. This adds to our overall profitability and operating margins.
Van Trailers and Other Non-Core Storage Products. At December 31, 2005, van trailers made up less than 1.0% of the gross book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that are sub-standard compared to our core steel container storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and instead resell them.
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
The average initial unit value given to the van trailers we have purchased in acquisitions is approximately $1,550 (excluding refrigerated units which are valued higher), and we depreciate these units over seven years down to a 20% residual value. As noted above, we sell these units as soon as practicable. During 2004 and 2005, we disposed of approximately 600 and 500 van trailers, respectively, representing approximately 20% and 21% of our van trailer fleet, respectively.

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
The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $454.1 million at December 31, 2004 to $550.5 million at December 31, 2005:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2004, net	$454,106	100,729

Purchases:
Container purchases and containers obtained through acquisitions, including freight	14,761	6,772

Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	42,037	5,178
New wood mobile offices	31,167	1,341

Refurbishment and customization:
Refurbishment or customization of 9,833 units purchased or acquired in the current year	17,319	3,062	(1)
Refurbishment or customization of 2,710 units purchased in a prior year	6,857	1,239	(1)
Refurbishment or customization of 940 units obtained through acquisition in a prior year	1,239	158	(2)
Other	(1,030)	(142)
Cost of sales from lease fleet	(5,975)	(1,971)
Loss from natural disaster	(709)	(49)
Depreciation	(9,308)

Lease fleet at December 31, 2005, net	$550,464	116,317

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.
The table below outlines the composition of our lease fleet at December 31, 2005:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$347,494	97,342
Offices	238,069	17,100
Van trailers	3,252	1,875
Other, primarily chassis	494
Accumulated depreciation	(38,845)

	$550,464	116,317

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

Location	Functions	Approximate Size	Year Established
Phoenix, Arizona	Leasing, on-site storage and sales	14 acres	1983

Tucson, Arizona	Leasing, on-site storage and sales	5 acres	1986

Los Angeles, California	Leasing, on-site storage and sales	15 acres	1988

San Diego, California	Leasing, on-site storage and sales	5 acres	1994

Dallas, Texas	Leasing, on-site storage and sales	17 acres	1994

Houston, Texas	Leasing, on-site storage and sales	9 acres	1994

San Antonio, Texas	Leasing, on-site storage and sales	7 acres	1995

Austin, Texas	Leasing, on-site storage and sales	7 acres	1995

Las Vegas, Nevada	Leasing and sales	6 acres	1998

Oklahoma City, Oklahoma	Leasing and sales	6 acres	1998

Albuquerque, New Mexico	Leasing and sales	4 acres	1998

Denver, Colorado	Leasing and sales	6 acres	1998

Tulsa, Oklahoma	Leasing and sales	7 acres	1999

Colorado Springs, Colorado	Leasing and sales	5 acres	1999

New Orleans, Louisiana	Leasing and sales	5 acres	1999

Memphis, Tennessee	Leasing and sales	9 acres	1999

Salt Lake City, Utah	Leasing, on-site storage and sales	3 acres	1999

Chicago, Illinois	Leasing and sales	7 acres	1999

Knoxville, Tennessee	Leasing and sales	5 acres	1999

Seattle, Washington	Leasing and sales	5 acres	2000

El Paso, Texas	Leasing and sales	4 acres	2000

Harlingen, Texas	Leasing and sales	5 acres	2000

Corpus Christi, Texas	Leasing and sales	3 acres	2000

Jacksonville, Florida	Leasing and sales	4 acres	2000

Miami/Ft. Lauderdale, Florida (1)	Leasing and sales	5 acres	2000

Ft. Myers, Florida	Leasing and sales	5 acres	2000

Tampa, Florida	Leasing and sales	8 acres	2000

Orlando, Florida	Leasing and sales	7 acres	2000

Atlanta, Georgia	Leasing and sales	15 acres	2000

Kansas City, Kansas/Missouri	Leasing and sales	5 acres	2001

Location	Functions	Approximate Size	Year Established
Milwaukee, Wisconsin	Leasing and sales	5 acres	2001

Charlotte, North Carolina	Leasing and sales	4 acres	2001

Nashville, Tennessee	Leasing and sales	6 acres	2001

San Francisco, California	Leasing and sales	7 acres	2001

Raleigh, North Carolina	Leasing and sales	7 acres	2001

Columbus, Ohio	Leasing and sales	7 acres	2002

Little Rock, Arkansas	Leasing and sales	12 acres	2002

St. Louis, Missouri	Leasing and sales	7 acres	2002

Ft. Worth, Texas	Leasing and sales	5 acres	2002

Louisville, Kentucky	Leasing and sales	7 acres	2002

Columbia, South Carolina	Leasing and sales	5 acres	2002

Baltimore, Maryland	Leasing and sales	9 acres	2002

Philadelphia, Pennsylvania	Leasing and sales	4 acres	2002

Richmond, Virginia	Leasing and sales	4 acres	2002

Boston, Massachusetts	Leasing and sales	4 acres	2002

Toronto, Canada	Leasing and sales	4 acres	2002

Portland, Oregon	Leasing and sales	2 acres	2003

Detroit, Michigan	Leasing and sales	6 acres	2004

Minneapolis, Minnesota	Leasing and sales	5 acres	2005

Indianapolis, Indiana	Leasing and sales	6 acres	2005

Pensacola, Florida	Leasing and sales	5 acres	2005

(1)	We will be transitioning our branch from this 5-acre facility to an 8-acre facility in mid-2006.
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
Our nationwide presence allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers’ needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Approximately 750 customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.
We advertise our products in the yellow pages and use a targeted direct mail program. In 2005, we mailed approximately 7.4 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $7.6 million in 2005, $7.0 million in 2004, and $6.9 million in 2003.
Customers
During 2005, approximately 80,200 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 75,000 in 2004. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for 4.0% and 3.2% of our leasing revenues in 2004 and 2005, respectively. Our next largest customer accounted for less than approximately 0.4% of our leasing revenues in both 2004 and 2005. Our twenty largest customers combined accounted for approximately 6.5% of our lease revenues in 2004 and approximately 5.5% of our lease revenues in 2005. Approximately 60.6% of our customers rented a single unit during 2005.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview at December 31, 2005, of our customers and how they use our portable storage, combination storage/office and mobile office units:

	Approximate
	Percentage of
Business	Units on Lease	Representative Customers	Typical Application
Consumer service and retail businesses	40.1%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs

Construction	35.1%	General, electrical, plumbing and mechanical contractors, landscapers and residential homebuilders	Equipment and materials storage and job offices

Consumers	10.3%	Homeowners	Backyard storage and storage of household goods during relocation or renovation

Industrial and commercial	7.0%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs

Institutions, government agencies and others	7.5%	Hospitals, medical centers and military, Native American tribal governments and reservations and Federal, state, county and local agencies	Athletic equipment, storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Manufacturing
We build new steel portable storage units, steel mobile offices and other custom-designed steel structures as well as refurbish used ocean-going containers at our Maricopa, Arizona manufacturing plant. We also refurbish used ocean-going containers at our branch locations. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled at our branches that have assembly capabilities or third-party assemblers. We can ship up to twelve “knock-down” 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental United States or Canada. At December 31, 2005, we had about 195 manufacturing workers at our Maricopa facility, and an additional 322 workers who participate in manufacturing and repair activities in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous third parties have the facilities needed to perform refurbishment and assembly services for us on a contract basis.
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
Vehicles
At December 31, 2005, we had a fleet of nearly 390 delivery trucks, of which approximately 240 were owned and approximately 150 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.
Management Information Systems
We use a customized management information system in an effort to optimize lease fleet utilization and the effectiveness of our sales and marketing. This system consists of a wide-area network that connects our headquarters and all of our branches. Headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers. We have made significant investments to enhance our management information systems during 2004 and 2005, and we intend to continue that investment in 2006.
Lease Terms
Based on the composition of our leases at the end of 2005, our steel portable storage unit leases have an average initial term of approximately 10 months and provide for the lease to continue at the same rental rate on a month-to-month basis until the customer cancels the lease. The average duration of these leases has been 23 months and the average monthly rental rate for units on lease was approximately $100 during 2005. Most of our steel portable storage units rent for approximately $50 to over $270 per month. Our van trailers normally lease for substantially lower amounts than our portable storage units. Our combination storage/office and mobile office units typically have a scheduled initial lease term of approximately 13 months and the average duration of these leases has been 20 months. Our combination storage/office and mobile office units typically rent for $100 to over $1,100 per month. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are the responsibility of the customer.
Competition
We face competition from several local and regional companies and usually one or two national companies in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Mobile Storage Group and a number of smaller local competitors. In the mobile office business, we typically compete with GE Capital Modular Space, Williams Scotsman and other national, regional and local companies.
Employees
As of December 31, 2005, we employed approximately 1,650 full-time employees in the following major categories:

Management	88
Administrative	230
Sales and marketing	315
Manufacturing	517
Drivers and storage unit handling	500

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
ITEM 1A. RISK FACTORS.
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
A slowdown in the non-residential construction sector of the economy could reduce demand from some of our customers, which could result in lower demand for our products.
At the end of 2004 and 2005, customers in the construction industry, primarily in non-residential construction, accounted for approximately 32% and 35%, respectively, of our leased units. This industry tends to be cyclical and particularly susceptible to slowdowns in the overall economy. In 2002 and 2003 this industry sector suffered a sustained economic slowdown which resulted in much slower growth in demand for leases and sales of our products. If another sustained economic slowdown in this sector were to occur, especially in non-residential construction, it is likely that we would again experience less demand for leases and sales of our products. Also, because most of our cost of leasing is either fixed or semi variable, this would cause our margins to contract and the adverse affect on operating results would be more pronounced. Our internal growth rate slowed to 7.5% in 2002 and 7.4% in 2003 due to a slowdown in the economy, particularly in this sector. During these years, our profitability declined.
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
The supply and cost of used ocean-going containers fluctuates, and this can affect our pricing and our ability to grow.
We purchase, refurbish and modify used ocean-going containers in order to expand our lease fleet. Various freight transportation companies, freight forwarders and commercial and retail storage companies also purchase used ocean-going containers. Some of these companies have greater financial resources than we do. As a result, if the number of available containers for sale decreases, these competitors may be able to absorb an increase in the cost of containers, while we could not. If used ocean-going container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings. Conversely, an oversupply of used ocean-going containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. This would cause our revenues and our earnings to decline.
Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.
The indenture governing our Senior Notes and, to a lesser extent, our revolving credit facility agreement contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock.
Our revolving credit facility requires us, under certain limited circumstances, to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Senior Notes, and the revolving credit facility.
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
The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. During 2004 and the first three quarters of 2005, the price of used ocean-going containers increased and the availability of these units decreased. If this situation repeats itself we may be unable to add as many units to our fleet as we would like. At the same time, the increase in steel prices and other raw materials has increased our cost to manufacture new containers. If this trend repeated itself, we may not manufacture as many new units as during recent periods, and we may narrow the mix of manufactured products we offer at our branches. Conversely, if steel prices or the value of containers were to rapidly fall, those occurrences might adversely affect the value of our lease fleet. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happened, we could not borrow the amounts we would need to expand our business, and we could be forced to liquidate a portion of our existing fleet.

The supply and cost of raw materials we use in manufacturing fluctuates and could increase our operating costs.
We manufacture portable storage units to add to our lease fleet and for sale. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices, as we experienced in 2004, are difficult to pass through to customers, particularly to leasing customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.
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
Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In June 2003, we issued $150.0 million in aggregate principal amount of 9.5% Senior Notes, due 2013. In February, 2006, we entered into the Second Amended and Restated Loan and Security Agreement, which increased our borrowing capability to $350.0 million, up from $250.0 million, on a revolving loan basis, which means that amounts repaid may be reborrowed. As of March 3, 2006, we had outstanding borrowings of approximately $174.8 million and letters of credit of approximately $3.6 million under the credit facility, leaving approximately $171.6 million available for further borrowing and immediately available. Our substantial indebtedness could have consequences. For example, it could:
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
The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on the Nasdaq National Market. The market price of our common stock is likely to be affected by:
•	changes in general conditions in the economy, geopolitical events or the financial markets;

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	other developments affecting us, our industry, customers or competitors;

•	the operating and stock price performance of companies that investors deem comparable to us; and

•	the number of shares available for resale in the public markets under applicable securities laws.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None
ITEM 2. PROPERTIES.
We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least one year, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.
We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is 14 years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 171,300 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.
Set forth below is information respecting the name, age and position with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this report which incorporates by reference to Mobile Mini’s definitive proxy statement to the 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Deborah K. Keeley has served as our Vice President of Accounting since August 1996 and Corporate Controller from September 1995 to June 2005, and as Senior Vice President and Chief Accounting Officer since January 2006. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 42.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on The Nasdaq National Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by The Nasdaq Stock Market after giving effect to a two-to-one stock split. See Notes 1 and 10 to our consolidated financial statements included elsewhere in this report.

	2004		2005
	HIGH	LOW	HIGH	LOW
Quarter ended March 31,	$10.88	$8.35	$20.70	$15.59

Quarter ended June 30,	$14.50	$8.52	$20.66	$16.80

Quarter ended September 30,	$14.50	$12.17	$23.29	$17.24

Quarter ended December 31,	$17.25	$12.38	$25.67	$19.75
We had approximately 100 holders of record of our common stock on February 24, 2006, and we estimate that we have more than 2,000 beneficial owners of our common stock.
Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business.
Sales of Unregistered Securities; Repurchases of Securities
We did not make any sales of unregistered securities during 2005, nor did we repurchase any of our outstanding securities during the three months ended December 31, 2005.
Equity Compensation Plan Information
Information regarding Mobile Mini’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in Mobile Mini’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after December 31, 2005, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior-period amounts in the selected financing data tables have been reclassified to conform to the current financial presentation. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this report.
On February 22, 2006, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend. Per share amounts, share amounts and weighted numbers of shares outstanding have been retroactively revised in the Selected Financial Data tables for all periods presented. See Notes 1 and 10 to our consolidated financial statements.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Leasing	$99,684	$116,169	$128,482	$149,856	$188,578
Sales	14,519	16,008	17,248	17,919	17,499
Other	520	920	838	566	1,093

Total revenues	114,723	133,097	146,568	168,341	207,170

Costs and expenses:
Cost of sales	9,546	10,343	11,487	11,352	10,845
Leasing, selling and general expenses	57,277	70,225	80,124	90,696	109,257
Florida litigation expense	—	1,320	8,502	––	––
Depreciation and amortization	7,347	8,435	10,026	11,427	12,854

Total costs and expenses	74,170	90,323	110,139	113,475	132,956

Income from operations	40,553	42,774	36,429	54,866	74,214
Other income (expense):
Interest income	34	13	2	––	11
Other income	––	––	––	––	3,160
Interest expense	(9,959)	(11,587)	(16,299)	(20,434)	(23,177)
Debt restructuring expense (1)	—	(1,300)	(10,440)	––	––

Income before provision for income taxes	30,628	29,900	9,692	34,432	54,208
Provision for income taxes	11,945	11,661	3,780	13,773	20,220

Net income	$18,683	$18,239	$5,912	$20,659	$33,988

Earnings per share:
Basic	$0.69	$0.64	$0.21	$0.71	$1.14

Diluted	$0.67	$0.63	$0.20	$0.70	$1.10

Weighted average number of common and common share equivalents outstanding:
Basic	27,029	28,509	28,625	28,974	29,867
Diluted	27,908	28,884	28,925	29,565	30,875

Other Data:
EBITDA (2)	$47,934	$51,222	$46,457	$66,293	$90,239
Net cash provided by operating activities	33,700	41,186	40,690	40,322	69,249
Net cash used in investing activities	(97,468)	(89,064)	(55,269)	(80,508)	(113,275)
Net cash provided by financing activities	62,746	49,007	12,730	40,555	43,282

Operating Data:
Number of branches (at year end)	35	46	47	48	51
Number of states and Canadian provinces (at year end)	18	27	28	29	31
Lease fleet units (at year end)	70,179	83,679	89,542	100,727	116,317
Lease fleet covenant utilization (annual average)	83.1%	79.1%	78.7%	80.7%	82.9%
Lease revenue growth from prior year	31.0%	16.5%	10.6%	16.6%	25.8%
Operating margin	35.3%	32.1%	24.9%	32.6%	35.8%
Net income margin	16.3%	13.7%	4.0%	12.3%	16.4%

	At December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Lease fleet, net	$278,719	$337,685	$383,672	$454,106	$550,464
Total assets	376,506	460,890	515,080	592,146	704,957
Total debt	162,490	213,222	240,610	277,044	308,585
Stockholders’ equity	161,703	178,669	189,293	216,369	267,975

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
EBITDA (2)	$47,934	$51,222	$46,457	$66,293	$90,239
Interest paid	(9,532)	(11,258)	(8,841)	(19,254)	(21,727)
Income and franchise taxes paid	(255)	(448)	(298)	(372)	(495)
Provision for loss from natural disasters	––	––	––	––	1,710
Amortization of stock-based compensation	76	76	––	––	19
Gain on sale of lease fleet units	(1,710)	(2,116)	(1,601)	(2,277)	(3,529)
Loss on disposal of property, plant and equipment	5	47	44	604	704
Gain on sale of short-term investments	––	––	(59)	––	––
Deferred income taxes	254	330	240	350	372

Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(3,732)	(486)	327	(3,309)	(5,371)
Inventories	(1,461)	2,334	(1,781)	(2,178)	(4,823)
Deposits and prepaid expenses	(719)	(890)	(3,132)	(669)	(480)
Other assets and intangibles	(8)	(174)	(35)	37	(19)
Accounts payable and accrued liabilities	2,848	2,549	9,369	1,097	12,649

Net cash provided by operating activities	$33,700	$41,186	$40,690	$40,322	$69,249

Reconciliation of net income to EBITDA:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands except percentages)
Net income	$18,683	$18,239	$5,912	$20,659	$33,988
Interest expense	9,959	11,587	16,299	20,434	23,177
Income taxes	11,945	11,661	3,780	13,773	20,220
Depreciation and amortization	7,347	8,435	10,026	11,427	12,854
Debt restructuring expense	—	1,300	10,440	––	––

EBITDA (2)	$47,934	$51,222	$46,457	$66,293	$90,239

EBITDA margin (3)	41.8%	38.5%	31.7%	39.4%	43.6%

(1)	In 2002, the debt restructuring expense was recorded pursuant to SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As required by SFAS No. 145, losses from debt extinguishment have been reclassified to pre-tax earnings for consistency in selected financial data presentations.

(2)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing ability and the interest rate in effect at any point in time.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense – because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes – EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization – because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring expense — as defined in our revolving credit facility, debt restructuring expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.
When evaluating EBITDA as a performance measure, and excluding the above-noted charges, all of which have material limitations, investors should consider, among other factors, the following:
•	increasing or decreasing trends in EBITDA;

•	how EBITDA compares to levels of debt and interest expense; and

•	whether EBITDA historically has remained at positive levels.
Because EBITDA, as defined, excludes some but not all items that affect our cash flow from operating activities, EBITDA may not be comparable to a similarly titled performance measure presented by other companies.

(3)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.

Selected Consolidated Quarterly Financial Data (unaudited):
The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2004 and 2005. Certain amounts include the effect of rounding. You should read this material with the financial statements included elsewhere in this report. Mobile Mini believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues:
Leasing	$32,147	$35,744	$38,915	$43,050
Sales	4,198	5,275	4,450	3,996
Other	179	94	158	135

Total revenues	36,524	41,113	43,523	47,181

Costs and expenses:
Cost of sales	2,715	3,440	2,690	2,507
Leasing, selling and general expenses	20,841	22,275	23,058	24,522
Depreciation and amortization	2,717	2,792	2,895	3,023

Total costs and expenses	26,273	28,507	28,643	30,052

Income from operations	10,251	12,606	14,880	17,129
Other income (expense):
Interest expense	(4,992)	(4,970)	(5,152)	(5,320)

Income before provision for income taxes	5,259	7,636	9,728	11,809
Provision for income taxes	2,104	3,054	3,891	4,724

Net income	$3,155	$4,582	$5,837	$7,085

Earnings per share:
Basic	$0.11	$0.16	$0.20	$0.24

Diluted	$0.11	$0.16	$0.20	$0.24

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues:
Leasing	$41,392	$45,276	$48,745	$53,165
Sales	3,982	4,883	4,122	4,512
Other	368	242	279	204

Total revenues	45,742	50,401	53,146	57,881

Costs and expenses:
Cost of sales	2,527	3,032	2,539	2,747
Leasing, selling and general expenses	24,182	25,988	29,012	30,075
Depreciation and amortization	3,048	3,139	3,252	3,415

Total costs and expenses	29,757	32,159	34,803	36,237

Income from operations	15,985	18,242	18,343	21,644
Other income (expense):
Interest income	1	8	2	––
Other income	––	3,160	––	––
Interest expense	(5,520)	(5,630)	(5,849)	(6,178)

Income before provision for income taxes	10,466	15,780	12,496	15,466
Provision for income taxes	4,082	5,634	4,873	5,631

Net income	$6,384	$10,146	$7,623	$9,835

Earnings per share:
Basic	$0.22	$0.34	$0.25	$0.32

Diluted	$0.21	$0.33	$0.25	$0.31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A,”Risk Factors.”
Overview
General
In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. As a result of this change, leasing revenues as a percentage of our total revenues increased steadily from 42.1% in 1996 to 91.0% in 2005. The number of portable storage and combination storage/office and mobile office units in our lease fleet increased from 13,600 at the end of 1996 to 116,300 at the end of 2005, representing a compounded annual growth rate, or CAGR, of 26.9%.
We derive most of our revenues from the leasing of portable storage containers and portable offices. The average contracted lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2005, the over-all lease term averaged 23 months for portable storage units and 20 months for portable offices. As a result of these long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues as a percentage of total revenues have decreased from 55.7% in 1996 to 8.5% in 2005.
Over the last eight years, Mobile Mini has grown both through internally generated growth and acquisitions which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. Over the past three years, we have not entered into as many new markets as we had in the preceding years, resulting in less downward pressure on our operating margins.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 35% of our units on rent at December 31, 2005, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. In 2004 and 2005, the level of non-residential construction activity in the U.S. leveled off and rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased in both 2004 and 2005.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002, due to the slowdown in the economy, especially as the slowdown affected the non-residential construction sector in certain areas where we have large branch operations, including Texas and Colorado. We achieved an internal growth rate in 2005 of 25.3%, reflecting a vast improvement in both economic and market conditions. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can continue to take advantage of the operating leverage inherent in our business model.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring costs, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. The non-recurring events reflected in the adjusted EBITDA are the effect in 2002 and in 2003 of our Florida litigation expense, which was concluded in 2003, and, in 2005, the losses incurred related to Hurricane Katrina and the proceeds received from a third party related to a settlement agreement in connection with the Florida litigation. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include in this Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. These reconciliations are included in Item 6, “Selected Financial Data.”
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
Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 2.9% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method using an estimated useful life of 25 years, after the date the unit is placed in service, with an estimated residual value of 62.5%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. See “Item 1. Business — Product Lives and Durability.”
Our expansion program and other factors can affect our overall utilization rate. During the last five years, our annual utilization levels averaged 80.9%, and ranged from a low of 78.7% in 2003 to a high of 83.1% in 2001. The lower utilization rate in 2003 was primarily a result of (i) the fact that many of our acquisitions have had utilization levels lower than our average rates, especially after we have added our proprietary product to the existing product mix, and (ii) the economic slowdown during 2002 and 2003 in the general economy and in particular the slowdown in the construction sector. During 2004 and through 2005, we saw a steady recovery in the overall economy and an improvement in the construction sector, which accounted for approximately 32% to 35% of our leased units in 2004 and 2005, respectively. As the general economy and the non-residential construction industry in our markets continued to recover, we repositioned some of our lease fleet units among our branch locations to meet growing demand. Our utilization levels increased throughout the year and averaged 82.9% during 2005. Since 1996, we have increased our total lease fleet from 13,600 units to 116,300 units, representing a CAGR of 26.9%. Our utilization is somewhat seasonal with the low realized in the first quarter and the high realized in the fourth quarter.
Results of Operations
The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2001	2002	2003	2004	2005
Revenues:
Leasing	86.9%	87.3%	87.7%	89.0%	91.0%
Sales	12.7	12.0	11.8	10.7	8.5
Other	0.4	0.7	0.5	0.3	0.5

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	8.3	7.8	7.8	6.7	5.2
Leasing, selling and general expenses	49.9	52.8	54.7	53.9	52.8
Florida litigation expense	—	1.0	5.8	––	––
Depreciation and amortization	6.4	6.3	6.8	6.8	6.2

Total costs and expenses	64.6	67.9	75.1	67.4	64.2

Income from operations	35.4	32.1	24.9	32.6	35.8
Other income (expense):
Other income	—	—	—	—	1.6
Interest expense	(8.7)	(8.7)	(11.1)	(12.1)	(11.2)
Debt restructuring expense	—	(1.0)	(7.2)	––	––

Income before provision for income taxes	26.7	22.4	6.6	20.5	26.2
Provision for income taxes	10.4	8.7	2.6	8.2	9.8

Net income	16.3%	13.7%	4.0%	12.3%	16.4%

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004
Total revenues in 2005 increased $38.8 million, or 23.1%, to $207.2 million from $168.3 million in 2004. Leasing of portable storage units and portable offices accounted for approximately 91.0% of total revenues during 2005. Leasing revenues in 2005 increased $38.7 million, or 25.8%, to $188.6 million from $149.9 million in 2004. This increase resulted primarily from a 7.4% increase in the average rental yield per unit and a 17.2% increase in the average number of units on lease. In 2005, our internal growth rate increased to approximately 25.3% as compared to approximately 16.0% in 2004. We define internal growth as the growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. During 2004, we saw a steady improvement in our internal growth rate from the previous year’s level. The internal growth rate peaked during the first quarter of 2005, but remained strong throughout the year. The internal growth rate during the four quarters of 2005 was 28.4%, 26.1%, 25.0% and 22.6%, respectively. We opened three new branches as start ups in 2005: Minneapolis, Minnesota, Indianapolis, Indiana, and Pensacola, Florida. We also completed one acquisition in 2005, and we consolidated the acquired business operations into our existing Columbus, Ohio branch. Sales of portable storage units have accounted for 8.5% and 10.7% in 2005 and 2004, respectively, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.5% and 0.3% of total revenues in 2005 and 2004, respectively. Our revenues from the sale of portable storage units decreased $0.4 million, or 2.3%, to $17.5 million in 2005 from $17.9 million in 2004. Our leasing business continues to be our primary focus and has become an increasing part of our revenue mix over the past several years. As a percentage of total revenues, leasing revenues represented 91.0% in 2005 compared to 89.0% in 2004.

Cost of sales is the cost to us of units we sold during the period. Cost of sales as a percentage of sales revenues decreased to 62.0% in 2005 from 63.4% in 2004. Our gross margin increased slightly in 2005 as compared to 2004, but it was at high levels during both periods.
Leasing, selling and general expenses increased $18.6 million, or 20.5%, to $109.3 million in 2005 from $90.7 million in 2004. Leasing, selling and general expenses, as a percentage of total revenues, were 52.8% and 53.9% in 2005 and 2004, respectively. Included in this 2005 expense is approximately $1.7 million of losses relating to physical damage of assets as a result of Hurricane Katrina. This amount represents our estimate of damages we sustained based on our current assessment, primarily at our New Orleans, Louisiana, branch and to units on lease at customer locations. This estimate is net of certain limited insurance reimbursements that we have already received under our insurance policies. Excluding the Hurricane Katrina-related expense, our leasing, selling and general expenses would have increased by $16.9 million, or 18.6%. As some of the new markets we entered in the past few years continue to mature, and as their revenues increase to cover our fixed expenses, those markets begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. These economies of scale were offset to some extent by increases in certain expense levels. Payroll and related expenses increased by $4.2 million and included the increase in commissions we pay our sales personnel related to the increase in revenues of $38.8 million and general increases for 1,650 employees to support the growth of our leasing activities. Freight trucking expense increased by $2.8 million as we used more third-party vendors for the transportation of our units, particularly our modular office units (which are more expensive to transport), and due to the repositioning of some of our lease fleet units from city to city. We repositioned units to meet our customers’ demand by more efficiently using our existing resources, which also resulted in higher overall utilization rates. Repairs on our lease fleet increased by $2.5 million due to our increased maintenance efforts which were related to the increase in our overall utilization rates. Fuel expenses increased by $1.2 million due to fuel price increases and the increase in the number of deliveries and pick ups due to our larger fleet size and customer base. Repairs and maintenance of equipment increased by $0.9 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet. Insurance expense increased by $1.5 million for our policies related to our business and employees.
EBITDA increased $23.9 million, or 36.1%, to $90.2 million in 2005 from $66.3 million in 2004. EBITDA in 2005 includes the Hurricane Katrina-related expense of $1.7 million and the net proceeds of $3.2 million from a third-party settlement. Adjusted EBITDA, which excludes both the Hurricane Katrina expense and the proceeds from the settlement agreement, increased by $22.5 million, or 33.9%, to $88.8 million.
Depreciation and amortization expenses increased $1.4 million, or 12.5%, to $12.9 million in 2005 from $11.4 million in 2004. The higher depreciation was directly related to a larger fleet in 2005, which enabled us to achieve higher lease revenues. It includes the depreciation expenses associated with the refurbishment of portable storage units added to the lease fleet during 2005 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. By increasing our overall utilization rate, we were able to grow revenues faster than we increased the size of our lease fleet. Since December 31, 2004, our lease fleet cost basis for depreciation increased by $105.0 million. See “Critical Accounting Policies and Estimates” within this Item 7.
Other income represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.
Interest expense increased $2.7 million, or 13.4%, to $23.2 million in 2005 from $20.4 million in 2004. Our monthly weighted average debt outstanding during 2005, compared to 2004, increased by 11.7%, primarily due to increased borrowings under our credit facility to fund part of the growth of our lease fleet during the year. The remainder of the growth of our lease fleet was funded by operating cash flow. The monthly weighted average interest rate on our debt was 7.6% for 2005 compared to 7.5% for 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 7.9% in 2005 and 7.8% in 2004. Our weighted average interest rate is slightly higher in 2005 primarily due to higher LIBOR rates in effect during 2005, partially offset by lower spreads from LIBOR on our line of credit due to improved leverage ratio. In addition, our weighted average interest rate is reduced as a larger percentage of our borrowing comes from our lower rate revolving line of credit. Interest costs include our Senior Notes that bear interest at 9.5% per annum, which is higher than the average borrowing rate under our revolving credit facility. The issuance of the Senior Notes provided the Company with additional liquidity in 2003. See “Liquidity and Capital Resources” within this Item 7.
Provision for income taxes was an effective tax rate of 37.3% for 2005 and 40.0% for 2004. While our blended federal and state tax rate approximates 38.5% in 2005, our effective rate was higher in 2004 due to higher expected state income taxes relating to possible losses of a portion of our state loss carryforwards. During 2005, our effective tax rate was lower due to a favorable change in our estimate of state tax losses and a partial reversal of the previous allowance established.

At December 31, 2005, we had a federal net operating loss carryforward of approximately $52.2 million, which expires if unused from 2011 to 2024. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.
Net income in 2005 was $34.0 million, as compared to $20.7 million in 2004. In 2005, net income included an after-tax charge of approximately $1.0 million related to Hurricane Katrina expense and after-tax income of approximately $1.9 million related to the above-mentioned settlement agreement.
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
Leasing, selling and general expenses increased $10.6 million, or 13.2%, to $90.7 million in 2004 from $80.1 million in 2003. Leasing, selling and general expenses, as a percentage of total revenues, were 53.9% and 54.7% in 2004 and 2003, respectively. These expenses as a percentage of total revenue declined due to the operating leverage in the Company’s business model. As units on rent are added to existing branches, the growth in revenues far exceeds the growth in leasing, selling and general expenses related to the incremental lease revenue. These economies of scale were offset to some extent by increases in certain expense levels. Freight trucking expense increased by $2.1 million as we used more third-party vendors for the transportation of our units, particularly our modular office units (which are more expensive to transport), and due to the repositioning of some of our lease fleet units from city to city. We repositioned units to meet our customers’ demand by more efficiently using our existing resources, which also resulted in higher overall utilization rates. Repairs on our lease fleet increased by $1.7 million due to our increased maintenance efforts which were related to the increase in our overall utilization rates. Fuel expenses increased by $0.8 million due to fuel price increases and the increase in the number of deliveries and pick ups due to our larger fleet size and customer base. Repairs and maintenance of equipment increased by $0.7 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet. Real estate rent expense increased by $0.6 million for the lease properties obtained in our two acquisitions in 2003 and 2004, new properties and lease renewals at certain of our branch locations and the general inflationary index clauses in our lease agreements.
Florida litigation expense in 2003 relates to litigation and related costs incurred in connection with litigation which was concluded in 2003.
EBITDA in 2004 was $66.3 million. In 2003, EBITDA was $46.5 million, which included the effect of $8.5 million of Florida litigation expense. EBITDA increased in 2004 by 42.7%; adjusted EBITDA increased in 2004 by approximately 20.6%.

Depreciation and amortization expenses increased $1.4 million, or 14.0%, to $11.4 million in 2004 from $10.0 million in 2003. The higher depreciation was directly related to a larger fleet in 2004, which enabled us to achieve higher lease revenues, includes the depreciation expenses associated with the refurbishment of portable storage units added to the lease fleet during 2004 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. By increasing our overall utilization rate, we were able to grow revenues faster than we increased the size of our lease fleet. Since December 31, 2003, our lease fleet cost basis for depreciation increased by $77.7 million. See “Critical Accounting Policies and Estimates” within this Item 7.
Interest expense increased $4.1 million, or 25.4%, to $20.4 million in 2004 from $16.3 million in 2003. Our average debt outstanding during 2004, compared to 2003, increased by 14.8%, primarily due to increased borrowings under our credit facility to fund the growth of our lease fleet during the year. The increase in interest expense includes the higher interest cost associated with our Senior Notes, which effectively increased the weighted average interest rate on our debt to 7.5% for 2004 from 6.8% for 2003, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in 2004 and 7.1% in 2003. Our weighted average interest rate is higher in 2004 due to the full year effect of the higher interest rate on the Senior Notes, which were issued at the end of June 2003. Our Senior Notes bear interest at 9.5% per annum, which is higher than the average borrowing rate under our revolving credit facility. On an annualized basis, the additional interest cost incurred under the Senior Notes versus the senior secured credit facility, which was our sole source of borrowing prior to our issuance of the Senior Notes, was approximately $6 million based on floating rates and swap rates in effect at the time the transaction was concluded. However, the issuance of the Senior Notes in 2003 provided the Company a great deal of additional liquidity. See “Liquidity and Capital Resources” within this Item 7.
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
Provision for income taxes was an annual effective tax rate of 40.0% for 2004 and 39.0% for 2003. The increase in our effective tax rate was primarily due to higher expected state income taxes relating to possible losses of a portion of our state loss carryforwards. At December 31, 2004, we had a federal net operating loss carryforward of approximately $61.3 million, which expires if unused from 2009 to 2024. In addition, we had net operating loss carryforward in the various states in which we operate.
Net income in 2004 was $20.7 million, as compared to $5.9 million in 2003. In 2003, net income included after-tax charges of $5.2 million related to Florida litigation expense and after-tax charges of $6.4 million related to debt restructuring expense.
Liquidity and Capital Resources
Liquidity Summary
Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
During the past two years, the portion of our capital expenditures not funded by operating cash flow has been funded primarily through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. At December 31, 2005, we had unused borrowing availability of approximately $88.5 million under our then existing $250.0 million revolving credit facility. Our net borrowings outstanding under our revolving credit facility increased by $32.0 million, from $125.9 million at December 31, 2004, to $157.9 million at December 31, 2005. The additional borrowings were used in conjunction with cash provided by operating activities to fund the $105.0 million increase in our lease fleet during the year ended December 31, 2005.

At the end of December 31, 2005, we had a $250.0 million senior secured revolving line of credit with a group of lenders that was scheduled to mature in February 2008. On February 17, 2006, we modified the credit agreement by entering into a Second Amended and Restated Loan and Security Agreement with lenders that provides a five-year $350.0 million senior secured revolving credit facility, which is scheduled to mature in February 2011. We may also, at our option and without lenders’ consent, increase available borrowings under the credit facility by an additional $75.0 million during the term of the agreement.
Operating Activities. Our operations provided net cash flow of $69.2 million in 2005 compared to $40.3 million in 2004 and $40.7 million in 2003. The $28.9 million increase in 2005 over 2004 in cash provided by operating activities was due primarily to our increased net income and the deferral of the income taxes related to that income. In addition, operating cashflow was enhanced by increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivables and in inventory (primarily raw materials and supplies and units held for sale or refurbishment). Cash generated by operations in 2004 was negatively impacted by the payment of $8.0 million Florida litigation judgment. Cash provided by operating activities is enhanced by the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards, which minimizes our tax payments at this time. At December 31, 2005, we had a federal net operating loss carryforward of approximately $52.2 million and a deferred tax liability of $75.3 million.
Investing Activities. Net cash used in investing activities was $113.3 million in 2005, $80.5 million in 2004 and $55.3 million in 2003. In 2005, $7.0 million of cash was paid for acquisition of a business, compared to $1.3 million in 2004 period and $1.7 million in 2003. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $100.0 million for 2005, $74.7 million for 2004 and $49.7 million in 2003. Capital expenditures increased during 2005 due to an increase in demand which required us to purchase and refurbish more containers and offices than in 2004 and due to an increase in the cost of used shipping containers and modular offices, as well as the price of raw materials, especially steel. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. Capital expenditures for property, plant and equipment, net of proceeds from sale of property, plant and equipment, were $6.4 million in 2005, $4.7 million in 2004 and $4.5 million in 2003. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information systems. Our maintenance capital expenditures were approximately $1.9 million, $2.5 million and $3.0 million in 2005, 2004 and 2003, respectively.
Financing Activities. Net cash provided by financing activities was $43.3 million in 2005, $40.6 million in 2004, and $12.7 million in 2003. During 2005, we primarily relied on cash provided by operations as well as our credit facility to provide the additional cash needed to fund the growth of our lease fleet. Additionally, we received $11.7 million, $4.4 million and $0.1 million from the exercises of employee stock options and the related tax benefits in 2005, 2004 and 2003, respectively. In 2005, we received approximately $3.2 million in net proceeds from a settlement agreement and in 2004, we funded the Florida litigation judgment of approximately $8.0 million. In 2003, Mobile Mini completed an offering of $150.0 million of 9.5% Senior Notes due 2013. The net proceeds of the Senior Notes offering were used in part to unwind certain interest rate swap agreements (approximately $8.7 million) that had been entered into to hedge floating rate indebtedness outstanding under the revolving credit facility prior to the transaction, and the remainder of the net proceeds was used to repay borrowings outstanding under the revolving credit facility. As of December 31, 2005, we had $157.9 million of borrowings outstanding under our credit facility, and approximately $88.5 million of additional borrowings were available to us under the facility. As of March 3, 2006, our borrowings outstanding under our credit facility were approximately $174.8 million. This increase is primarily due to the semi-annual interest payment of $7.1 million under the Senior Notes in January 2006 and obligations that were due during the first quarter of 2006 as well as the amendment to our credit facility which increased our available borrowing capacity.
The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses. The interest rate, as calculated at December 31, 2005 under the $250.0 million credit facility was, at our election, either the LIBOR (London Interbank Offered Rate) rate plus 1.75% or the prime rate, subject to certain conditions.
On February 17, 2006, we amended our $250.0 million revolving credit facility through a modification of the credit facility which, among other things, increased the amount of the facility to $350.0 million. The initial borrowing rate under the modified credit facility is LIBOR plus 1.50% per annum or the prime rate less 0.25% per annum, whichever we elect.
Loans under the modified $350.0 million revolving credit facility bear interest at a rate based, at our option and subject to our leverage ratio, on either (1) the prime rate plus a spread ranging from -0.25% (negative) to 0.25%, or (2) LIBOR, plus a spread ranging from

1.25% to 2.00%. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period (whichever is more frequent). In addition to paying interest on any outstanding principal amount, we pay an unused revolving credit facility fee to the senior lenders equal to a range of 0.25% to 0.375% per annum on the unused daily balance of the revolving credit commitment, payable monthly in arrears, based upon the actual number of days elapsed in a 360 day year. For each letter of credit we issue, we pay (i) a per annum fee equal to the margin over the LIBOR rate from time to time in effect, (ii) a fronting fee on the aggregate outstanding stated amounts of such letters of credit, plus (iii) customary administrative charges.
All of our obligations under the revolving credit facility are guaranteed jointly and severally by each of our subsidiaries. The revolving credit facility and the related guarantees are secured by substantially all of our assets and all assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock or other ownership interest owned by us and each guarantor and (ii) first-priority security interests in all of our tangible and intangible assets and the tangible and intangible assets of each guarantor (in each case, other than certain equipment assets subject to capitalized lease obligations). As of December 31, 2005, we had no capital lease obligations.
Our $350.0 million credit agreement imposes some material covenants that restrict us in the conduct of our business, as long as we are not in default under the agreement and we maintain borrowing availability in excess of certain pre-determined levels (generally between $35.0 million and $75.0 million). If our borrowing availability is below a specified level, the credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio, fixed charge coverage ratio and our minimum required utilization rates. On February 17, 2006, the effective date of our $350.0 million credit facility, we had approximately $172.5 million of additional borrowing availability. Our compliance with financial covenants is measured as of the last day of each fiscal quarter. Under the terms of the revolving credit facility agreement in place at year end, we were in compliance with all the covenants at December 31, 2005.
Events of default under the $350.0 million revolving credit facility include, but are not limited to, (i) our failure to timely pay principal or interest under the facility when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) events of bankruptcy, (v) cross default under certain other debt instruments, (vi) certain unsatisfied final judgments over a stated threshold amount, and (vii) a change of control.
Prior to June 2003, we entered into interest rate swap agreements under which we effectively fixed the interest rate payable on $135.0 million of borrowings under our credit facility so that the rate is based upon a spread from fixed rates, rather than a spread from the LIBOR rate. In June 2003, in conjunction with our sale of our Senior Notes and the amendment of our credit facility, we terminated $110.0 million of these swap agreements. Accounting for these swap agreements is covered by Statement of Financial Accounting Standard (SFAS) No. 133, and pursuant to SFAS No. 133, the swap termination resulted in a charge to net income of approximately $5.3 million, net of an income tax benefit of approximately $3.4 million at June 30, 2003. At December 31, 2004 and 2003, we had one interest rate swap agreement for $25.0 million of debt. In January 2005, we entered into another interest rate swap agreement for an additional $25.0 million of debt. At December 31, 2005, a majority of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $107.9 million of borrowings under our credit facility are variable rate.
Mobile Mini believes that it has sufficient borrowings available under the $350.0 million credit facility to provide for its foreseeable capital needs over the next 12 to 36 months, with the duration dependent in large part upon the balance between the internal growth rates achieved during 2006 and subsequent periods and the expenses of entry into additional markets during the period, which will be the main determinant of how quickly the company uses its additional borrowing capacity under the revolving credit facility.

Contractual Obligations and Commitments
Our contractual obligations primarily consist of our outstanding balance under our secured revolving credit facility and $150.0 million of unsecured Senior Notes, together with other notes payable obligations both secured and unsecured. We also have operating lease commitments for: 1) real estate properties for the majority of our branches with remaining lease terms on our major leased properties ranging from one to ten years; 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and 3) other equipment, primarily office machines.
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.6 million in letters of credit and an agreement under which we are contingently responsible for $2.3 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment, but currently have no commitments recorded as a capital lease.
The table below provides a summary of our contractual commitments as of December 31, 2005. The operating lease amounts include the extended terms on real estate lease option renewals on those properties we currently anticipate to exercise in 2006.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
			(In thousands)
Revolving credit facility	$157,926	$—	$157,926	$—	$—

Scheduled interest payment obligations under our revolving credit facility (1)	20,771	9,609	11,162	—	—
Senior Notes	150,000	—	—	—	150,000

Scheduled interest payment obligations under our Senior Notes (2)	114,000	14,250	28,500	28,500	42,750

Other long-term debt	659	659	—	—	—

Scheduled interest payment obligations under our long-term debt (2)	12	12	—	—	—

Operating Leases	27,850	6,355	9,904	5,435	6,156

Total contractual obligations	$471,218	$30,885	$207,492	$33,935	$198,906

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 6.1% at December 31, 2005. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rates swap agreements.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

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
Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB No. 104. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes and collectibility is reasonably assured. The Company sells its products pursuant to sales contracts stating the fixed sales price with its customers.
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

	Years ended December 31,
	2004	2005
	(In thousands except per share data)
As reported:
Net income	$20,659	$33,988
Diluted earnings per share	$0.70	$1.10

As adjusted for hypothetical change in reserve estimates:
Net income	$20,341	$33,569
Diluted earnings per share	$0.69	$1.09
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Goodwill . We assess the impairment of goodwill and other identifiable intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:
•	Significant under-performance relative to historical, expected or projected future operating results;
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	Our market capitalization relative to net book value, and
•	Significant negative industry or general economic trends.
We operate in one reportable segment, which is comprised of one reporting unit and pursuant to SFAS No. 142, all of our goodwill has been assigned to the enterprise as a whole. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2003, December 31, 2004 and December 31, 2005, and determined that the carrying amount of goodwill was not impaired as of those dates. We will continue to perform this test in the future as required by SFAS No. 142.
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

		Useful
	Residual	Life In
	Value	Years	2004	2005
			(In thousands except per share data)
As Reported:	62.5%	25
Net income			$20,659	$33,988
Diluted earnings per share			$0.70	$1.10

As adjusted for change in estimates:	70%	20
Net income			$20,659	$33,991
Diluted earnings per share			$0.70	$1.10

As adjusted for change in estimates:	50%	20
Net income			$18,492	$31,352
Diluted earnings per share			$0.63	$1.02

As adjusted for change in estimates:	40%	40
Net income			$20,659	$33,988
Diluted earnings per share			$0.70	$1.10

As adjusted for change in estimates:	30%	25
Net income			$17,842	$30,555
Diluted earnings per share			$0.60	$0.99

As adjusted for change in estimates:	25%	25
Net income			$17,409	$30,027
Diluted earnings per share			$0.59	$0.97
Insurance Reserves. Our worker’s compensation, auto and general liability insurance is purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We provide for the estimated expense relating to the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.
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

Deferred Taxes. In preparing our Consolidated Financial Statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.
At December 31, 2005, we have a minimal valuation allowance and have $27.1 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations and/or through available tax planning strategies to recover these assets. However, given that these loss carryforwards that give rise to the deferred tax asset expire over 20 years beginning in 2011, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2005, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.
Recent Accounting Pronouncements
SFAS No. 123 (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payments transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair value of the award on the date of the grant. Pro forma disclosure is no longer an alternative. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As required, we adopted this statement effective as of January 1, 2006. Due to the complexities and estimates required under the new standard, the Company is still evaluating the expected impact in terms of both additional expense and the related per-share impact.
SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) based on the requirements of (a) SFAS No. 123(R) for all share-based payments granted after the effective date and (b) SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to apply this standard using the modified-prospective method.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method, and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on our results of operations, although it will have no impact on our overall financial condition. Actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of the new awards granted in 2006, the fair value of those awards at the date of the grant, the fair value of the Company’s stock and estimates of expected forfeitures for all awards that are unvested at the date of adoption. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption to the extent actual current tax benefits are realized from option exercises.
SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory costs be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2005, we had two interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. In 2005, in accordance with SFAS No. 133, comprehensive income included $0.7 million, net of income tax expense of $0.4 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.
The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

							Total at	Total Fair Value
	At December 31,						December 31,	at December 31,
	2006	2007	2008	2009	2010	Thereafter	2005	2005
	(In thousands, except percentages)
Debt:
Fixed rate	$659	$—	$—	$—	$—	$150,000	$150,659	$165,472
Average interest rate							9.44%
Floating rate(1)	$—	$—	$157,926	$—	$—	$—	$157,926	$157,926
Average interest rate							6.08%

Operating leases:	$6,355	$5,407	$4,497	$3,479	$1,956	$6,156	$27,850

(1)	Included in our floating rate line of credit facility are $50.0 million of fixed-rate swap agreements with a weighted average interest rate of 3.70% that mature in 2008.

On February 17, 2006, we amended our credit facility which among other things, increased our borrowing capacity, reduced our interest rate and extended the terms of the agreement. The table below represents, on a pro forma basis, the scheduled maturities and the total fair value of our debt portfolio after giving effect to the terms of the amended agreement under the credit facility:

							Total at	Total Fair Value
	Pro forma at December 31,						December 31,	at December 31,
	2006	2007	2008	2009	2010	Thereafter	2005	2005
	(In thousands, except percentages)
Debt:
Fixed rate	$659	$—	$—	$—	$—	$150,000	$150,659	$165,472
Average interest rate							9.44%
Floating rate(1)	$—	$—	$—	$—	$—	$157,926	$157,926	$157,926
Average interest rate							5.83%

Operating leases:	$6,355	$5,407	$4,497	$3,479	$1,956	$6,156	$27,850

(1)	Included in our floating rate line of credit facility are $50.0 million of fixed-rate swap agreements with a weighted average interest rate of 3.70% that mature in 2008.
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
Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steven G. Bunger
Steven G. Bunger
Chief Executive Officer Mobile Mini, Inc.

/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Executive Vice President and Chief Financial Officer Mobile Mini, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mobile Mini, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Mobile Mini, Inc., and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mobile Mini, Inc.
We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control¯Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 14, 2006

MOBILE MINI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2004	2005
ASSETS

Cash	$759	$207
Receivables, net of allowance for doubtful accounts of $2,701 and $3,234, respectively	19,218	24,538
Inventories	17,323	23,490
Lease fleet, net	454,106	550,464
Property, plant and equipment, net	34,320	36,048
Deposits and prepaid expenses	7,165	7,669
Other assets and intangibles, net	6,126	6,230
Goodwill	53,129	56,311

Total assets	$592,146	$704,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,900	$17,481
Accrued liabilities	30,038	35,576
Line of credit	125,900	157,926
Notes payable	1,144	659
Senior Notes	150,000	150,000
Deferred income taxes	59,795	75,340

Total liabilities	375,777	436,982

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value, 95,000 shares authorized, 29,366 and 30,618 issued and outstanding at December 31, 2004 and December 31, 2005, respectively	294	306
Additional paid-in capital	122,787	141,855
Deferred stock-based compensation	––	(2,258)
Retained earnings	92,954	126,942
Accumulated other comprehensive income	334	1,130

Total stockholders’ equity	216,369	267,975

Total liabilities and stockholders’ equity	$592,146	$704,957

See accompanying notes.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	For the years ended December 31,
	2003	2004	2005
Revenues:
Leasing	$128,482	$149,856	$188,578
Sales	17,248	17,919	17,499
Other	838	566	1,093

Total revenues	146,568	168,341	207,170

Costs and expenses:
Cost of sales	11,487	11,352	10,845
Leasing, selling and general expenses	80,124	90,696	109,257
Florida litigation expense	8,502	––	––
Depreciation and amortization	10,026	11,427	12,854

Total costs and expenses	110,139	113,475	132,956

Income from operations	36,429	54,866	74,214
Other income (expense):
Interest income	2	––	11
Other income	––	––	3,160
Interest expense	(16,299)	(20,434)	(23,177)
Debt restructuring expense	(10,440)	––	––

Income before provision for income taxes	9,692	34,432	54,208
Provision for income taxes	3,780	13,773	20,220

Net income	$5,912	$20,659	$33,988

Earnings per share:
Basic	$0.21	$0.71	$1.14

Diluted	$0.20	$0.70	$1.10

Weighted average number of common and common share equivalents outstanding:
Basic	28,625	28,974	29,867

Diluted	28,925	29,565	30,875

See accompanying notes.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2003, 2004 and 2005
(In thousands)

						Accumulated
	Shares of		Additional	Deferred Stock-		Other
	Common	Common	Paid-in	Based	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	28,585	$286	$115,974	$—	$66,383	$(3,974)	$178,669
Net income	—	—	—	—	5,912	—	5,912
Unrealized gain on short-term investments, (net of income tax benefit of $22)	—	—	—	—	—	(34)	(34)

Market value change in derivatives, (net of income tax expense of $24)	—	—	—	—	—	37	37
Realized loss on termination of derivatives, (net of income tax expense of $2,352)	—	—	—	—	—	3,679	3,679
Foreign currency translation, (net of income tax expense of $121)	—	—	—	—	—	190	190

Comprehensive income	—	—	—	—	—	—	9,784
Exercise of stock options, (including income tax benefit of $159)	120	1	839	—	—	—	840

Balance, December 31, 2003	28,705	287	116,813	—	72,295	(102)	189,293
Net income	—	—	—	—	20,659		20,659
Market value change in derivatives, (net of income tax expense of $173)	—	—	—	—	—	260	260
Foreign currency translation, (net of income tax expense of $117)	—	—	—	—	—	176	176

Comprehensive income	—	—	—	—	—	—	21,095
Exercise of stock options, (including income tax benefit of $1,575)	661	7	5,974	—	—	—	5,981

Balance, December 31, 2004	29,366	294	122,787	—	92,954	334	216,369
Net income	—	—	—	—	33,988	—	33,988
Market value change in derivatives, (net of income tax expense of $434)	—	—	—	—	—	679	679
Foreign currency translation, (net of income tax expense of $75)	—	—	—	—	—	117	117

Comprehensive income	—	—	—	—	—	—	34,784
Exercise of stock options, (including income tax benefit of $5,061)	1,155	11	16,792	—	—	—	16,803
Restricted stock grant	97	1	2,276	(2,277)	—	—	—
Amortization of restricted stock	—	—	—	19	—	—	19

Balance, December 31, 2005	30,618	$306	$141,855	$(2,258)	$126,942	$1,130	$267,975

See accompanying notes.

MOBILE MINI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2003	2004	2005
Cash Flows From Operating Activities:
Net income	$5,912	$20,659	$33,988
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	10,440	—	—
Provision for doubtful accounts	2,360	2,251	3,036
Provision for loss from natural disasters	—	—	1,710
Amortization of deferred financing costs	591	775	829
Amortization of stock-based compensation	—	—	19
Depreciation and amortization	10,026	11,427	12,854
Gain on sale of lease fleet units	(1,601)	(2,277)	(3,529)
Loss on disposal of property, plant and equipment	44	604	704
Gain on sale of short-term investments	(59)	—	—
Deferred income taxes	3,726	13,750	20,097
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,033)	(5,560)	(8,407)
Inventories	(1,781)	(2,178)	(4,823)
Deposits and prepaid expenses	(3,132)	(669)	(480)
Other assets and intangibles	(35)	37	(19)
Accounts payable	(1,587)	1,721	8,581
Accrued liabilities	17,819	(218)	4,689

Net cash provided by operating activities	40,690	40,322	69,249

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(1,673)	(1,282)	(7,021)
Additions to lease fleet, excluding acquisitions	(55,132)	(81,227)	(109,540)
Proceeds from sale of lease fleet units	5,472	6,555	9,505
Additions to property, plant and equipment	(4,484)	(4,723)	(6,433)
Proceeds from sale of property, plant and equipment	1	7	57
Net proceeds on sale of short-term investment	123	—	—
Change in other assets	424	162	157

Net cash used in investing activities	(55,269)	(80,508)	(113,275)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(130,866)	36,900	32,026
Proceeds from issuance of notes payable	768	839	934
Proceeds from issuance of Senior Notes	150,000	—	—
Deferred financing costs	(6,571)	(285)	—
Principal payments on notes payable	(1,201)	(1,305)	(1,420)
Principal payments on capital lease obligations	(80)	—	—
Issuance of common stock	680	4,406	11,742

Net cash provided by financing activities	12,730	40,555	43,282

Effect of exchange rate changes on cash	311	293	192

Net (decrease) increase in cash	(1,538)	662	(552)
Cash at beginning of year	1,635	97	759

Cash at end of year	$97	$759	$207

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$8,841	$19,254	$21,727

Cash paid during the year for income and franchise taxes	$298	$372	$495

Interest rate swap changes in value credited to equity	$(3,716)	$(260)	$(679)

See accompanying notes.

MOBILE MINI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Mobile Mini, its Operations and Summary of Significant Accounting Policies:
Organization and Special Considerations
Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini”, “Company”, “we”, “us”, or “our”, means Mobile Mini, Inc. At December 31, 2005, we have a fleet of portable storage and office units, and operate throughout the United States and in one Canadian province. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the United States military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.
We have experienced rapid growth during the last several years. This growth is primarily related to our internal growth at existing branch locations, as well as some growth through acquisitions and start ups of new branches.
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
Two-for-One Stock Split
Per share amounts, share amounts and weighted numbers of shares outstanding have been retroactively revised for all periods presented to give effect for a two-for-one stock split in the form of a 100 percent stock dividend approved by our Board of Directors on February 22, 2006. See Note 10.
Principles of Consolidation
The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current financial presentation.
Revenue Recognition
Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized monthly on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB No. 104, Revenue Recognition. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes and collectibility is reasonably assured. The Company sells its products pursuant to sales contracts stating the fixed sales price with its customers.

Cost of Sales
Cost of sales in our consolidated statements of income includes only the costs for units we sell. Similar costs associated with the portable storage units that we lease are capitalized on our balance sheet under “Lease fleet”.
Advertising Costs
All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2004 and 2005, prepaid advertising costs were approximately $2.5 million and $2.7 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact management information system. Advertising expense was $6.9 million, $7.0 million and $7.6 million in 2003, 2004 and 2005, respectively.
Cash
Our revolving credit agreement includes restrictions on excess cash. There was no restricted cash at December 31, 2004 and 2005.
Receivables and Allowance for Doubtful Accounts
Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the United States and Canada. Mobile Mini records an estimated provision for bad debts through a charge to operations in amounts of our estimated losses expected to be incurred in the collection of these accounts. We review the provision for adequacy monthly. The estimated losses are based on historical collection experience, and evaluation of past-due account agings. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.
Concentration of Credit Risk
Financial instruments which potentially expose Mobile Mini to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the large number of customers spread over a large geographic area in many industry segments. Receivables related to our sales operations are generally secured by the product sold to the customer. Receivables related to our leasing operations are primarily small month-to-month amounts. We have the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that are determined to go into our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes our proprietary security doors. In 2005, we increased our purchases of used ISO containers due to the uncertainty of the availability and supply of these containers. Inventories at December 31, consist of the following:

	2004	2005
	(In thousands)
Raw materials and supplies	$13,774	$16,054
Work-in-process	805	1,819
Finished portable storage units	2,744	5,617

	$17,323	$23,490

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
In 2005, we wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or were no longer required or used in our leasing operations. We also wrote off vehicles and equipment for losses sustained due to Hurricane Katrina.
Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life In
	Years	2004	2005
		(In thousands)
Land		$772	$772
Vehicles and machinery	5 to 20	39,666	38,867
Buildings and improvements (1)	30	9,763	8,905
Office fixtures and equipment	5	9,259	7,296

		59,460	55,840
Less accumulated depreciation		(25,140)	(19,792)

		$34,320	$36,048

(1)	Improvements made to leased properties are depreciated over the remaining term of the respective lease.

Other Assets and Intangibles
Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of approximately $8.1 million at December 31, 2004 and 2005, excluding accumulated amortization of $2.0 million and $3.0 million at December 31, 2004 and 2005, respectively. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized on a straight-line basis, typically over a five-year period. At December 31, 2005, other assets and intangibles also included $1.1 million with respect to the fair value of the Company’s interest rate swap agreements.
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
Earnings Per Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined assuming the potential dilution of the exercise or conversion of options and warrants into common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2004	2005
	(In thousands except earnings per share)
BASIC:
Common shares outstanding, beginning of year	28,585	28,705	29,366
Effect of weighting shares:
Weighted common shares issued	40	269	501

Weighted average number of common shares outstanding	28,625	28,974	29,867

Net income	$5,912	$20,659	$33,988

Earnings per share	$0.21	$0.71	$1.14

DILUTED:
Common shares outstanding, beginning of year	28,585	28,705	29,366
Effect of weighting shares:
Weighted common shares issued	40	269	501
Employee stock options and warrants assumed converted	300	591	1,008

Weighted average number of common and common equivalent shares outstanding	28,925	29,565	30,875

Net income	$5,912	$20,659	$33,988

Earnings per share	$0.20	$0.70	$1.10

Employee stock options to purchase 2.7 million, 1.6 million and 0.5 million shares were issued or outstanding during 2003, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share. During 2005, 96,668 nonvested share awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. The nonvested stock could potentially dilute future earnings per share.

Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We have not recognized any impairment losses during the three year period ended December 31, 2005.
Goodwill
Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. To date all of the acquisitions of businesses have been transacted as asset purchases which results in all of the goodwill of the Company to be deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes.
The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. At December 31, 2005, we had gross goodwill of $58.3 million and accumulated amortization of $2.0 million. For the years ended December 31, 2003, 2004 and 2005, the Company did not recognize amortization expense related to goodwill.
The Company operates in one reportable segment, which consists of a single reporting unit pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Since we have only one reporting unit, all of the goodwill is associated with the enterprise as a whole. We performed the annual required impairment tests for goodwill as of December 31, 2004 and 2005 and determined that goodwill was not impaired either year and it was not necessary to record any impairment losses related to goodwill.
Fair Value of Financial Instruments
We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of our borrowings under our credit facility and notes payable approximate fair value. The fair values of our notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2004 and 2005 approximated the book values. The fair value of our $150.0 million 9.5% Senior Notes at December 31, 2004 and 2005 is approximately $174.8 million and $164.8 million, respectively. The determination for fair value is based on the latest sale prices at the end of each fiscal year obtained from a third-party institution.
Deferred Financing Costs
Included in other assets and intangibles are deferred financing costs, of approximately $5.7 million and $4.9 million, net of accumulated amortization of $1.2 million and $2.0 million at December 31, 2004 and 2005, respectively. The deferred financing costs, approximately $10.4 million, associated with our credit facility prior to amending the agreement in June 2003, were written off to expense in 2003. Costs to obtaining long-term financing, including our amended credit facility, are being amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.
Derivatives
In the normal course of business, our operations are exposed to fluctuations in interest rates. We address a portion of these risks through a controlled program of risks management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we may enter into interest rate swaps, which convert our floating rate debt to a fixed-rate and which we designate as cash flow hedges. Interest expense on the borrowings under these agreements is accrued using the fixed rates identified in the swap agreements.
We had interest rate swap agreements of $25.0 million and $50.0 million at December 31, 2004 and 2005, respectively. The fixed interest rate on the two swap agreements are at 3.66% and 3.73%. Both swap agreements mature in 2008.
Derivative transactions during 2004 and 2005 resulted in comprehensive income at December 31, 2004, of $0.3 million, net of income tax expense of $0.2 million and at December 31, 2005, comprehensive income of $0.7 million, net of income tax expense of $0.4 million for 2005. Derivative transactions are included in either other assets and intangibles or other liabilities in our consolidated balance sheet, dependent on the value of the derivative.
In connection with our debt restructuring transaction on June 26, 2003, we terminated $110.0 million of the $135.0 million interest rate swap agreements then in effect. The termination fees for unwinding these agreements of approximately $8.7 million are included in debt restructuring expense in the accompanying consolidated financial statements. In January 2005, we entered into another interest rate swap agreement under which we effectively fixed the interest rate payable on an additional $25.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate.
Stock-Based Compensation
We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. In 2005, the Company also awarded nonvested shares of the Company’s stock. We account for such stock option grants and nonvested share awards using the intrinsic-value method of accounting in accordance with Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations and the disclosure requirements of SFAS No. 123, Accounting Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under APB No. 25, we generally recognize no compensation expense with respect to stock option grants.
If we had accounted for stock options consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and our net income and earnings per share would have been reported as follows for the years ended December 31:

	2003	2004	2005
	(In thousands except earnings per share)
Net income as reported	$5,912	$20,659	$33,988
Compensation expense, net of income tax effects	2,404	2,238	2,798

Pro forma net income	$3,508	$18,421	$31,190

Basic EPS:
As reported	$0.21	$0.71	$1.14
Pro forma	$0.12	$0.64	$1.04

Diluted EPS:
As reported	$0.20	$0.70	$1.10
Pro forma	$0.12	$0.62	$1.01
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
Impact of Recently Issued Accounting Standards
SFAS No. 123 (Revised 2004) (SFAS No. 123(R)), Share-Based Payment, was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payments transactions. SFAS No. 123(R) requires the measurement and recording of the cost of employee services received in exchange for awards of equity instruments, including grants of employee stock options, to be based on the fair value of the award on the date of the grant. Pro forma disclosure is no longer an alternative. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As required, we adopted this statement effective as of January 1, 2006. Due to the complexities and estimates required under the new standard, the Company is still evaluating the expected impact in terms of both additional expense and the related per-share impact.
SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of SFAS No. 123(R) based on the requirements of (a) SFAS No. 123(R) for all share-based payments granted after the effective date and (b) SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to apply this standard using the modified-prospective method.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method, and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on our results of operations, although it will have no impact on our overall financial condition. Actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of the new awards granted in 2006, the fair value of those awards at the date of the grant, the fair value of the Company’s stock and estimates of expected forfeitures for all awards that are unvested at the date of adoption. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption to the extent actual current tax benefits are realized from option exercises.
SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory costs be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our results of operations or financial condition.

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
(2) Lease Fleet:
Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date we put the unit in service, and are depreciated down to their estimated residual values. Effective January 1, 2004, some of our steel units were in our fleet longer than 20 years and we modified our depreciation policy on our steel units to an estimated useful life of 25 years with an estimated residual value of 62.5% which effectively resulted in continual depreciation on these containers at the same annual rate as our previous depreciation policy of 20 year life and 70% residual value. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. At December 31, 2004 and 2005, all of our lease fleet units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.
Lease fleet at December 31, consists of the following:

	2004	2005
	(In thousands)
Steel storage containers	$295,848	$347,494
Offices	184,027	238,069
Van trailers	3,825	3,252
Other, primarily chassis	636	494
Accumulated depreciation	(30,230)	(38,845)

	$454,106	$550,464

(3) Line Of Credit:
On February 11, 2002, we entered into a Loan and Security Agreement with a group of lenders, led by Fleet Capital Corporation, which was last amended in August 2004. The Amended Loan and Security Agreement provided us with a $250.0 million revolving credit facility and was scheduled to expire in February 2008. We had outstanding borrowings under our credit agreement of approximately $125.9 million and $157.9 million at December 31, 2004 and 2005, respectively. The weighted average interest rate under the line of credit, including the effect of applicable interest rate swaps, was approximately 4.8% in 2004 and 5.7% in 2005, and the average monthly balance outstanding during 2004 and 2005 was approximately $113.9 million and $145.2 million, respectively. Based on the outstanding balances at December 31, 2005, our weighted average LIBOR rate was 4.23% and the prime rate was 7.25%. We had approximately $88.5 million of availability at December 31, 2005.
On February 17, 2006, we again modified our revolving credit facility by increasing the facility by $100.0 million to $350.0 million and executed a Second Amended and Restated Loan and Security Agreement with our lenders. This agreement replaced the Amended Loan and Security Agreement. Borrowings of up to $350.0 million are available under this facility, based on the value of our lease fleet, property, plant, equipment, and levels of inventories and receivables. We can increase borrowing availability under this credit facility by an additional $75.0 million without the consent of our lenders, as long as we are in compliance with the terms of the agreement. The amended credit facility covered approximately $173.9 million of outstanding obligations as of the date of the amendment. The amended credit facility is now scheduled to expire in February 2011. At February 17, 2006, we had approximately $172.5 million of available borrowings under the credit facility.
Our $350.0 million credit agreement imposes some material covenants that restrict us in the conduct of our business, as long as we are not in default under the agreement and we maintain borrowing availability in excess of certain pre-determined levels (generally between $35.0 million and $75.0 million). If our borrowing availability is below a specified level, the credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio (as defined), fixed charge coverage ratio and our minimum required utilization rates.
Borrowings under this credit facility are secured by a lien on substantially all of our present and future assets. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread under the facility is based on a quarterly calculation of our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses during the prior 12 months. Prior to this recent modification, the borrowing rate under the credit facility was at LIBOR plus 1.75% per annum or the prime rate, whichever we elected. Effective with the amended agreement, our initial borrowing rate is LIBOR plus 1.50% per annum or the prime rate less 0.25% per annum. Borrowings are, at our option, at either a spread from the prime or LIBOR rates, as defined.
(4) Notes Payable:
Notes payable at December 31, consist of the following:

	2004	2005
	(In thousands)
Notes payable, interest at 6.29%, monthly installments of principal and interest, maturing March 2006, secured by equipment	$636	$92

Note payable to financial institution, interest at 5.38%, payable in fixed monthly installments, matured in June 2005, unsecured	508	—

Notes payable to financial institution, interest at 6.50% and 6.99%, payable in fixed monthly installments, both maturing June 2006, unsecured	—	567

	$1,144	$659

All payments of notes payable are scheduled to mature in 2006.
(5) Equity and Debt Issuances:
In June 2003, we completed the sale of $150.0 million in aggregate principal amount of 9.5% Senior Notes due July 2013. This transaction allowed us to replace floating rate debt with long term fixed rate debt and through changes in our credit agreement allowed us to substantially increase our borrowing availability. The net proceeds from the sale of the Senior Notes were used to pay down borrowings under our revolving credit facility and to pay transaction costs and expenses. The Senior Notes bear interest at the rate of 9.5% per annum, which is payable semi annually in January and July each year.
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

The scheduled maturity for debt obligations under our line of credit, notes payable and Senior Notes for balances outstanding at December 31, 2005 (in thousands) are as follows:

2006	$659
2007	—
2008	157,926
2009	—
2010	—
Thereafter	150,000

$308,585

(6) Income Taxes
The provision for income taxes for the years ended December 31, consisted of the following:

	2003	2004	2005
	(In thousands)
Current	$54	$23	$123
Deferred	3,726	13,750	20,097

Total	$3,780	$13,773	$20,220

The components of the net deferred tax liability at December 31, are approximately as follows:

	2004	2005
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$22,089	$19,839
Accelerated tax depreciation	(84,086)	(96,394)
Accelerated tax amortization	(4,332)	(5,710)
Other	7,530	7,266
Valuation allowance	(996)	(341)

Net deferred tax liability	$(59,795)	$(75,340)

A reconciliation of the federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2003	2004	2005
Statutory federal rate	35%	35%	35%
State taxes, net of federal benefit	4	3	3
Change in valuation allowance	—	2	(1)

	39%	40%	37%

At December 31, 2005, we had a federal net operating loss carryforward of approximately $52.2 million which expires if unused from 2011 to 2024. At December 31, 2005, we had net operating loss carryforwards in the various states in which we operate. Deferred tax benefits are recorded for federal and state net operating loss carryforwards and other deferred tax assets only to the extent management estimates they are more than likely than not recoverable. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. As a result, Mobile Mini recorded a valuation allowance of $1.0 million in 2004 and a reduction in the valuation allowance of $0.7 million in 2005 with respect to its assessment of state income tax loss carryforwards recoverability. Accelerated tax amortization primarily relates to amortization of goodwill.
As a result of stock ownership changes during the years presented, it is possible that Mobile Mini has undergone a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. Management has determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.
(7) Transactions with Related Parties:
When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $83,000, $84,000 and $91,000 in 2003, 2004 and 2005, respectively. In 2003, the term of each of these leases was extended for five years, under the same terms and conditions, and expires on December 31, 2008. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2003, 2004 and 2005 under this lease were approximately $252,000, $261,000 and $267,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties.
Mobile Mini previously obtained the services of SkilQuest, Inc., a company engaged in sales and management support programs. SkilQuest, Inc. is owned by Carolyn A. Clawson, a former member of our board of directors and sister to Steven G. Bunger. Mobile Mini made aggregate payments of approximately $334,000, $188,000, and $20,000 to SkilQuest, Inc. in 2003, 2004 and 2005, respectively, which Mobile Mini believes represented the fair market value for the services performed.
In February 2001, Mobile Mini and its former Chairman of the Board, Richard E. Bunger, entered into an employment agreement pursuant to which Mr. Bunger provides services to Mobile Mini during the term of the agreement, which ended on June 30, 2005. Under the agreement, Mobile Mini paid Mr. Bunger $112,000 during 2003, $12,000 during 2004 and $6,000 in 2005. Until February 2004, Mobile Mini also provided office space and an administrative assistant to Mr. Bunger. The agreement also provides that Mr. Bunger is bound by an agreement pertaining to confidentiality of Mobile Mini’s confidential information, and a non-competition agreement.
It is Mobile Mini’s intention not to enter into any additional related party transactions other than extension of lease agreements.
(8) Benefit Plans:
Stock Option Plans
In August 1994, our board of directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2005, there were outstanding options to acquire 169,200 shares under the 1994 Plan. In August 1999, our board of directors approved the Mobile Mini, Inc. 1999 Stock Option Plan, under which 2.4 million shares of common stock were originally reserved for issuance upon the exercise of options which may be granted under this plan. The 1999 Plan was amended in 2003, to increase shares of common stock authorized for issuance from 2.4 million to 4.4 million shares (adjusted for stock splits). Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options (ISOs), which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatuatory stock options or shares of restricted stock awards. ISOs may be granted to our officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and share awards may be made to officers and other employees. The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, our management and other employees. The board of directors believes that stock options and other stock-based awards are important to attract and to encourage the continued employment and service of officers and other employees by facilitating their having an equity interest in Mobile Mini.
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

Payment for shares purchased under the Plan is made in cash. Options may, if permitted by the particular option agreement, be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to Mobile Mini cash or cash equivalents equal to the option exercise price.
The Plan is administered by the compensation committee of our board of directors. The committee is comprised of independent directors. They determine whether options will be granted, whether options will be ISOs, nonstatutory options or restricted stock, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted and historically has vested over a 4.5 year period. Each non-employee director serving on our board of directors receives an automatic grant of options for 7,500 shares on August 1 of each year as part of the compensation we provide to such directors.
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
In February 2005, the Compensation Committee of our board of directors approved the accelerated vesting of a portion of the Company’s stock options granted on December 13, 2001, at an exercise price of $16.46 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 166,200 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allowed awards to vest that would otherwise have been forfeited or become unexercisable and established a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44 to APB 25, as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal, and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date.
In December 2005, the Company awarded 96,668 nonvested shares of the Company’s common stock under the 1999 Plan. These nonvested shares had a weighted average fair value of $23.56 per share based upon the traded price of our common stock at the date of the award. These nonvested shares vest in equal annual installments on each of the first five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by us (or one of our subsidiaries). If employment terminates, the nonvested shares are forfeited by the former employee. Compensation expense for the nonvested share awards recorded in 2005 was approximately $19,000. As of December 31, 2005, there was approximately $2.3 million of unrecognized compensation cost related to these nonvested awards. The cost is expected to be recognized over a weighted-average period of 5 years.
Pro forma information as disclosed in Note 1 has been determined as if we had accounted for the employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant issuing a Black-Scholes option pricing model with the following weighted average assumptions used for grants under the option plans in the years ended December 31:

	2003	2004	2005
Risk free interest rates range	3.29 to 3.37%	3.47 to 3.53%	3.85% to 4.45%
Expected holding period	5.0 years	5.4 years	5.2 years
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	35.6%	37.6%	34.2%
Under these assumptions, the weighted average fair value of the stock options granted was $4.13, $5.60 and $9.26 for 2003, 2004 and 2005, respectively.

The following table summarizes the activities under our stock option plans for the years ended December 31 (number of shares in thousands):

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	3,385	$9.94	3,777	$9.99	3,732	$11.38
Granted	701	9.85	758	14.07	524	23.97
Canceled/ Expired	(189)	11.20	(143)	10.92	(137)	13.01
Exercised	(120)	5.70	(660)	6.67	(1,155)	10.17

Options outstanding, end of year	3,777	$9.99	3,732	$11.38	2,964	$14.00

Options exercisable, end of year	1,891	$9.00	1,868	$10.50	1,457	$12.33

Options and awards available for grant, end of year	1,477		862		361

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Options	Contractual	Exercise	Options	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
$2.405	–	$3.062	8	1.65	$2.48	8	$2.48
3.063	–	7.325	311	6.52	7.13	125	6.84
7.326	–	9.925	884	6.00	9.38	555	9.08
9.926	–	12.055	83	4.22	10.68	83	10.68
12.056	–	14.494	592	8.82	14.09	83	13.98
14.495	–	18.185	591	6.00	16.43	581	16.42
18.186	–	24.645	495	9.89	24.24	22	20.55

			2,964			1,457
401(k) Plan
In 1995, we established a contributory retirement plan, the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.
The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 10% of employees’ contributions up to a maximum of $500 per employee. We made matching contributions of $76,000, $88,000 and $91,000 in 2003, 2004 and 2005, respectively. Additionally, we incurred approximately $25,000, $18,000 and $6,000 in 2003, 2004 and 2005, respectively, for administrative costs on this program.

(9) Commitments and Contingencies:
Leases
As discussed more fully in Note 7, Mobile Mini is obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $5.2 million, $5.8 million and $6.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are approximately as follows (in thousands):

2006	$6,355
2007	5,407
2008	4,497
2009	3,479
2010	1,956
Thereafter	6,156

$27,850

The above table, for future lease commitments, includes renewal options on certain real estate lease options we currently anticipate to exercise in 2006.
Insurance
We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent with current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts. Our employee group health insurance program is a minimum premium plan. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. Actual results may vary from estimates, even favorably, based on our actual experience at the end of the plan policy periods based on the carrier’s loss predictions and our historical claims data.
Our worker’s compensation, auto and general liability insurance is purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $4.3 million and $6.0 million at December 31, 2004 and 2005, respectively.
As of December 31, 2005, in connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.6 million in letters of credit and an agreement under which we are contingently responsible for $2.3 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.
Florida Litigation
In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits were filed against us in the State of Florida arising out of that acquisition and resulted in a verdict of $7.2 million. Although we disagreed with this verdict, we decided not to pursue any further legal appeals in defending this decision. The judgment and interest (totaling approximately $8.0 million) was paid in 2004 and was recorded, including other costs, as “Florida litigation expense” in our Consolidated Statements of Income for the year ended December 31, 2003.
In April 2005, Mobile Mini entered into a settlement agreement pursuant to which a third party partially reimbursed us for losses we sustained in connection with two lawsuits that arose in connection with the Florida acquisition in April 2000. The net proceeds are included in our Consolidated Statements of Income as “Other income” for the year ended December 31, 2005.
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

(10) Stockholders’ Equity:
On February 22, 2006, the Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend payable on March 10, 2006, to shareholders of record as of the close of business on March 6, 2006. Per share amounts, share amounts and the weighted average numbers of shares outstanding have been retroactively revised for all periods presented.
(11) Acquisitions:
Mobile Mini enters new markets in one of two ways, either by a new branch start up or through acquiring a business consisting of the portable storage assets and related leases of other companies. An acquisition provides us with cash flow which enables us to immediately cover the overhead cost at the new branch. On occasion, we also purchase portable storage businesses in areas where we have existing smaller branches either as part of multi-market acquisitions or in order to increase our operating margins at those branches.
Mobile Mini acquired for cash, the portable storage assets and assumed certain liabilities of one business in each of the past three years. The accompanying consolidated financial statements include the operations of the acquired assets or businesses from the date of acquisition. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following for the years ended December 31:

	2004	2005
	(In thousands)
Cash	$1,240	$6,879
Retirement of debt	18	—
Other acquisition costs	24	142

Total	$1,282	$7,021

The fair value of the assets purchased has been allocated as follows for the years ended December 31:

	2004	2005
	(In thousands)
Tangible assets	$492	$3,707
Intangible assets	25	25
Goodwill	785	3,339
Assumed liabilities	(20)	(50)

Total	$1,282	$7,021

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
Included in other assets and intangibles are non-compete agreements that are amortized over 5 years using the straight-line method with no residual value. Amortization expense for non-compete agreements was approximately $235,000, $194,000 and $147,000 in 2003, 2004 and 2005, respectively. Based on the carrying value at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $106,000 in 2006, $43,000 in 2007, $14,000 in 2008, $8,000 in 2009, and $4,000 in 2010.

(12) Hurricane Katrina:
In the third quarter of 2005, as a result of assessing our damages resulting from Hurricane Katrina, we recorded an expense of approximately $1.7 million, of which $0.7 million is in accrued liabilities at December 31, 2005, related to expected expenditures not yet made. This charge is included in “Leasing, selling and general expenses” in our consolidated statements of income. We have received a limited reimbursement from our insurance company for certain trucks that were destroyed in the storm. Although we have filed a claim with our insurance companies for other damage to our former New Orleans facility and rental units and equipment located there, the insurance companies have informed us that they do not intend to cover damage caused by flooding rather than by the hurricane. Although we intend to pursue our insurance claims, there is uncertainty as to the timing and extent of any further insurance recovery. We subsequently relocated our New Orleans leasing and yard facilities to a new location.
(13) Other Comprehensive Income:
The components of accumulated other comprehensive income, net of tax, were as follows at December 31:

	2004	2005
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$(33)	$646
Foreign currency translation adjustment	367	484

Accumulated other comprehensive income	$334	$1,130

(14) Segment Reporting:
Our management approach includes evaluating each segment on which operating decisions are made based on performance, results and profitability. Currently, our branch operation is the only segment that concentrates on our core business of leasing and management analyzes results of operations at the entity level, consisting of a single reporting unit and segment. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations includes the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes Mobile Mini’s manufacturing facilities, which are responsible for the purchase, manufacturing and refurbishment of products for leasing, sales or equipment additions to our delivery system.
In managing our business, we focus on earnings per share and on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of same market acquisitions.
Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS No. 131, reportable segment information is the same as contained in our consolidated financial statements.

(15) Selected Consolidated Quarterly Financial Data (unaudited):
The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2004 and 2005. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.
Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In thousands except earnings per share)
2004
Leasing revenues	$32,147	$35,744		$38,915		$43,050
Total revenues	36,524	41,113		43,523		47,181
Gross profit margin on sales	1,483	1,835		1,760		1,489
Income from operations	10,251	12,606		14,880		17,129
Net income	3,155	4,582		5,837		7,085
Earnings per share:
Basic	$0.11	$0.16		$0.20		$0.24

Diluted	$0.11	$0.16		$0.20		$0.24

2005
Leasing revenues	$41,392	$45,276		$48,745		$53,165
Total revenues	45,742	50,401		53,146		57,881
Gross profit margin on sales	1,455	1,851		1,583		1,765
Income from operations	15,985	18,242		18,343	(3)	21,644
Net income	6,384	10,146	(1)(2)	7,623	(3)	9,835
Earnings per share:
Basic	$0.22	$0.34	(1)(2)	$0.25	(3)	$0.32

Diluted	$0.21	$0.33	(1)(2)	$0.25	(3)	$0.31

(1)	Includes net proceeds of a settlement agreement of $3.2 million ($1.9 million after tax), or $0.06 per diluted share.

(2)	Includes a $520,000 income tax benefit for valuation reserve decrease, or $0.02 per diluted share.

(3)	Includes Hurricane Katrina-related expense of $1.7 million ($1.0 million after tax), or $0.03 per diluted share.
(16) Subsequent Events:
On February 17, 2006, we modified our revolving credit facility and entered into a $350.0 million Second Amended and Restated Loan and Security Agreement with our lenders. The Second Amended credit facility covered approximately $173.9 million of outstanding obligations under the previous amendment. The new credit facility is scheduled to expire in February 2011.
On March 13, 2006, we entered into a Share Purchase Agreement with Triton CSA International B.V., to acquire three companies of the Royal Wolf Group for approximately $52.5 million. The entities include: (i) A Royal Wolf Portable Storage, Inc., operating in the United States; (ii) Royalwolf Trading (UK) Limited, operating in the United Kingdom; and (iii) Royal Wolf Containers B.V., operating in the Netherlands. The acquisition of these businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies should the acquisition ultimately be consummated.
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
Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information set forth in our 2006 Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information set forth in our 2006 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information set forth in our 2006 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information set forth in our 2006 Proxy Statement under the caption “Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information set forth in our 2006 Proxy Statement under the caption “Fees Billed by Ernst & Young” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements:
(1)	The financial statements required to be included in this Report are included in Item 8 of this Report.

(2)	The following financial statement schedule for the years ended December 31, 2003, 2004 and 2005 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2005:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.
(b) Exhibits:

Exhibit
Number	Description	Page
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

3.2	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated on February 22, 2006 (Filed herewith).

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

4.3	Indenture, dated as of June 26, 2003, among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).

10.2.1	Form of Stock Option Grant Agreement (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number	Description	Page
10.3.1	Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2006, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.2	Amended and Restated Subsidiary Security Agreement, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.3	Amended and Restated Pledge Agreement, dated February 17, 2006 by Mobile Mini, Inc., each of its subsidiaries and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.4	Amended and Restated Guaranty, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. to Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.4	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.5	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.6	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.7	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.8	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.9	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.10	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.11	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.13	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

Exhibit
Number	Description	Page
10.14	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Offices. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

21	Subsidiaries of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 15, 2006	By:	/s/ Steven G. Bunger

Steven G. Bunger, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2006	By:	/s/ Steven G. Bunger

Steven G. Bunger, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 15, 2006	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief
Financial Officer and Director (Principal Financial Officer)

Date: March 15, 2006	By:	/s/ Deborah K. Keeley

Deborah K. Keeley, Senior Vice President and Chief
Accounting Officer (Principal Accounting Officer)

Date: March 15, 2006	By:	/s/ Jeffrey S. Goble

Jeffrey S. Goble, Director

Date: March 15, 2006	By:	/s/ Ronald J. Marusiak

Ronald J. Marusiak, Director

Date: March 15, 2006	By:	/s/ Stephen A McConnell

Stephen A McConnell, Director

Date: March 15, 2006	By:	/s/ Michael L. Watts

Michael L. Watts, Director

SCHEDULE II
MOBILE MINI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	For the years ended December 31,
	2003	2004	2005
Allowance for doubtful accounts:
Balance at beginning of year	$2,131	$2,102	$2,701
Provision charged to expense	2,360	2,251	3,036
Provision for Hurricane Katrina	—	—	50
Write-offs	(2,389)	(1,652)	(2,553)

Balance at end of year	$2,102	$2,701	$3,234

EXHIBIT INDEX

Exhibit
Number	Description	Page
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

3.2	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated on February 22, 2006 (Filed herewith).

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

4.3	Indenture, dated as of June 26, 2003, among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).

10.2.1	Form of Stock Option Grant Agreement (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3.1	Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2006, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.2	Amended and Restated Subsidiary Security Agreement, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.3	Amended and Restated Pledge Agreement, dated February 17, 2006 by Mobile Mini, Inc., each of its subsidiaries and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.3.4	Amended and Restated Guaranty, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. to Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

10.4	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.5	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

Exhibit
Number	Description	Page
10.6	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.7	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

10.8	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.9	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.10	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

10.11	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.13	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).
10.14	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number	Description	Page
10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Offices. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

21	Subsidiaries of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).