Form 10-K/A
period 2005-12-31
MOBILE MINI INC
filed 2006-03-21
CIK 911109

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006 (the “Annual Report on Form 10-K”), includes the information that was to be incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the March 16, 2006 filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors
Our Board of Directors has six members, the majority of whom are independent directors. Our board is divided into three classes. Directors in each class serve for three-year terms. At each annual meeting, the term of one class expires. Certain information regarding each of our current directors and director nominees, including his or her principal occupation during the past five years and current directorships, is set forth below:
Stephen A McConnell has served as a director since August 1998. Since 1991, he has been President of Solano Ventures, a private capital investment company holding over 20 investments in a broad range of businesses, primarily in Arizona. From 1998 to 2004, Mr. McConnell served as majority stockholder and Chairman of G-L Industries, L.L.C., a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. From 1991 to 1997, he was Chairman of Mallco Lumber & Building Materials, Inc., a wholesale distributor of lumber and doors. From 1991 to 1995 he was President of Belt Perry Associates, Inc., a property tax consulting firm. He is also a director of Capital Title Group, Inc. and Miracor Diagnostics, Inc. Age 53.
Jeffrey S. Goble was appointed to the board in February 2006. Mr. Goble is President of Medegen MMS, Inc. which develops and manufactures specialty infusion therapy medical devices and provides contract manufacturing services for medical device and pharmaceutical OEMs. From 2001 to 2003, Mr. Goble was Medegen’s Corporate Vice President of Strategic Business Development. Medegen was founded when Mr. Goble, along with other current Medegen executives, executed a management-led buy-out of certain operations of the Tech Group Inc. in 2001. Before co-founding Medegen as an independent company, Mr. Goble was Vice President-General Manager of the Tech Group’s North American contract manufacturing division. Mr. Goble joined the Tech Group in 1996 as Vice President-General Manager and established its Customer/Engineering Center. Earlier, Mr. Goble held various marketing and operational management positions in the general merchandise distribution industry. He currently serves on the Boards of Vantage Mobility International and the Young President’s Organization (Arizona Chapter) and holds a B.S. Degree in Political Science from Arizona State University. Age 46.
Ronald J. Marusiak has served as a director since February 1996. He has been the Division President of Micro-Tronics, Inc., a precision machining and tool and die company, for more than 20 years. Mr. Marusiak is also a director of Micro-Tronics, Inc. and Y2 Ultrafilter, Inc. Mr. Marusiak received a Masters of Science in Management from LaVerne University in 1979 and graduated from the United States Air Force Academy in 1971. Age 58.
Lawrence Trachtenberg has served as our Executive Vice President, Chief Financial Officer, General Counsel, Secretary, Treasurer and a director since December 1995. He is responsible for all of our accounting, banking and related financial matters. Mr. Trachtenberg is admitted to practice law in Arizona and New York and is a Certified Public Accountant in New York. Before he joined us, Mr. Trachtenberg served as Vice President and General Counsel at Express America Mortgage Corporation, a mortgage banking company, from February 1994 through September 1995. Before then, he was Vice President and Chief Financial Officer of Pacific International Services Corporation, a car rental and sales company, from 1990 to 1994. Mr. Trachtenberg is also a member of the board of trustees of the Arizona State Retirement System. Mr. Trachtenberg received his J.D. from Harvard Law School in 1981 and his B.A. in Accounting/Economics from Queens College of the City University of New York in 1977. Age 49.
Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a director of Cavco Industries, Inc., the nation’s twelfth largest manufactured housing company. Mr. Bunger graduated from Arizona State University in 1986 with a B.A. in Business Administration. Age 45.
Michael L. Watts has served as a director since 2002. Mr. Watts founded Sunstate Equipment Company, LLC in 1977 where he serves as Chairman and Chief Executive Officer. Sunstate Equipment Co. is the largest independently owned and twelfth largest construction equipment rental company operating in the United States, and currently has 46 locations in eight states. Mr. Watts also served as founder and Chairman of Trench Safety Equipment Company, a specialty equipment rental company, from 1987 until the company was sold in 1998. Age 58.
Executive Officers
Officers are elected annually by our board of directors and serve at the discretion of the board. Information regarding our current executive officers who are not also directors or director nominees of Mobile Mini was provided under “Executive Officers of Mobile Mini, Inc.” in Part I of our Annual Report on Form 10-K.
Audit Committee and Audit committee Financial Expert
Our board of directors has a separately-designated, standing Audit Committee. Messrs. Marusiak, Watts and McConnell were the members of the Audit Committee during 2005. Upon his appointment as a director on February 22, 2006, Mr. Goble was appointed to the Audit Committee. As required by Nasdaq rules, the board has determined that the members of the Audit Committee each qualify as “independent” within the meaning of Section 10A of the Securities Exchange Act of 1934, as amended.
Our board has also determined that Stephen A McConnell is the independent director who meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Stephen A McConnell’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Stephen A McConnell any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers to file reports of holdings and transactions in Mobile Mini shares with the Securities and Exchange Commission. Based on a review of reports filed by our directors, executive officers and beneficial holders of ten percent (10%) or more of our shares, and based upon representations from those persons, all stock ownership reports required to be filed by those reporting persons during 2005 were made timely.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics (including Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers) (“Code”) that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. This code is posted on our Internet web site (www.mobilemini.com) under the “Corporate Governance” section of the “Investor Relations” page.
We will provide a copy of the Code upon request made by writing to us at Mobile Mini’s address provided elsewhere. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our web site, at the address and location specified above, and to the extent required, by filing a Current Report on Form 8-K with the SEC disclosing such information.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION.
Executive Compensation
The following table summarizes the compensation we paid our Chief Executive Officer and each of our other most highly compensated executive officers as of the end of 2005 whose salary and bonus exceeded $100,000.
Summary Compensation Table

		Annual Compensation			Long-Term Compensation
						Securities
				Other Annual	Restricted Stock	underlying Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Awards (2)	Options (#)	Compensation (3)
Steven G. Bunger, Chairman Chief Executive Officer, President	2005	$340,342	$391,396	$500	$785,349	—	$—
	2004	324,135	372,755	500	—	100,000	—
	2003	308,700	123,480	500	—	100,000	—

Lawrence Trachtenberg, Chief Financial Officer, Executive Vice President, Secretary, Treasurer	2005	$243,101	$279,569	$500	$628,251	—	$—
	2004	231,525	266,254	500	—	80,000	—
	2003	220,500	88,208	500	—	80,000	—

Deborah K. Keeley, Senior Vice President, Chief Accounting Officer	2005	$119,821	$80,346	$500	$235,600	—	$5,000
	2004	111,819	62,421	500	—	30,000	2,500
	2003	103,351	26,203	500	—	15,000	2,500

(1)	Includes our contributions to the 401(k) retirement plan.

(2)	On December 16, 2005, the Compensation Committee awarded shares of restricted stock to certain employees of the Company, including the chief executive officer and the other named executive officers, under the Company’s 1999 stock option plan. The restricted stock vests in five equal installments, with the first vesting occurring on the first anniversary of the grant date. Upon termination of the executive officer’s status as an employee during the five-year vesting period, restricted stock that at that time is subject to restrictions shall be forfeited and reacquired by the Company. If the Company pays a dividend in the future, holders of restricted stock are entitled to such dividend and holders may exercise voting rights on their shares of restricted stock. The amount shown in this column represents the dollar value of the grant of restricted stock based on the per share closing price of the Company’s common stock on the grant date ($23.56) after giving effect to a two-for-one stock split in the form of a 100 percent stock dividend payable on March 10, 2006, to shareholders of record as of the close of business on March 6, 2006.

The following table shows the number and market value of unvested restricted stock holdings as of December 31, 2005 after giving effect to the two-for-one stock split. The market value of the holdings in the table below is based on the per share closing price of the Company’s common stock on December 30, 2005 ($23.70), which was the last trading day of the Company’s 2005 fiscal year:

	Unvested shares of Restricted Stock	Market Value of Unvested Restricted
Name	(# of shares)	Stock Holdings ($)
Steven G. Bunger	33,334	$790,016
Lawrence Trachtenberg	26,666	631,984
Deborah K. Keeley	10,000	237,000
(3)	Payments under non-compete agreements with us.
Option Exercises and Year-End Values
The following table sets forth certain information regarding the exercise and values of options held by the officers named in the Summary Compensation Table, as of December 31, 2005, after giving effect to the two-for-one stock split in the form of a 100 percent stock dividend payable on March 10, 2006, to shareholders of record as of the close of business on March 6, 2006. The table contains values for “in the money” options, meaning a positive spread between the year-end share price of $23.70 and the exercise price. These values have not been, and may never be, realized. The options might never be exercised, and the value, if any, will depend on the share price on the exercise date.
Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-end Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares Acquired		Options at December 31, 2005	Options at December 31, 2005
Name	on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Steven G. Bunger	130,000	$2,208,094	668,000 / 172,000	$7,595,460 / $2,117,240
Lawrence Trachtenberg	80,000	$1,230,468	348,454 / 136,000	$3,543,631 / $1,667,600
Deborah K. Keeley	26,000	$397,512	51,000 / 39,000	$580,440 / $452,310

(1)	All the exercisable options were exercisable at a price less than the last reported sale price of our common stock on the Nasdaq Stock Market on December 30, 2005 ($23.70).
Employment Agreements
In September 1999, Mobile Mini entered into employment agreements with Steven G. Bunger and Lawrence Trachtenberg. Each agreement has a three year term, and the term automatically renews for additional one year periods unless either we or the employee gives notice of non-renewal. In 2005, Mr. Bunger’s base salary under his employment agreement was $340,342 and Mr. Trachtenberg’s was $243,101. The base salaries may be increased or decreased by the board of directors, but decreases are limited to 15% of the then-current base salary, unless greater decreases are in effect for other key executives, as defined in the employment agreements. Each employee is eligible to participate in Mobile Mini’s incentive bonus programs, which are administered by the Compensation Committee of the board of directors.
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
Each employment agreement contains provisions restricting the employee’s disclosure and use of the Company confidential information, and providing that the employee will not compete with the Company during the 18 months following the termination of employment in connection with a change of control and during the three years following termination under any other circumstances.
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

We had numerous bonus and incentive arrangements with several employees during 2005, including Steven G. Bunger, Lawrence Trachtenberg and Deborah K. Keeley. These agreements included an incentive program to provide financial awards for increases in profitability and based upon a subjective evaluation of performance. Compensation arrangements with Steven G. Bunger and Lawrence Trachtenberg are administered by the Compensation Committee of the board of directors.
Compensation of Non-Employee Directors
Non-employee directors receive an annual payment of $20,000 plus $1,000 for each board meeting personally attended and $500 per committee meeting if the director attended in person. No more than $1,500 may be received for meetings held on any one day. If the non-employee director attends a board or committee meeting via telephone conference call or otherwise than in person, the non-employee director will receive $250. The Lead Director and the chair of the Audit Committee receive an additional $5,000 annual retainer. Further, the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee will receive an additional annual retainer of $2,500.
Non-employee directors also receive an annual grant of options to purchase 7,500 shares of our common stock. The grants are made each August 1, and have an exercise price equal to the closing price per share of our common stock on the date of grant.
Directors who are also officers do not receive any separate compensation for serving as directors. We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to Mobile Mini. This is required by our Certificate of Incorporation, and we have also signed agreements with our directors, contractually obligating us to provide this indemnification to them.
Compensation Committee Interlocks
Messrs. Marusiak, McConnell and Watts served as the members of the Compensation Committee throughout 2005. None of these directors was an executive officer or otherwise an employee of Mobile Mini before or during such service, and no executive officer of Mobile Mini served on any other company’s compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
Mobile Mini maintains the 1994 Stock Option Plan (the “1994 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”) pursuant to which it may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted thereunder. The following table summarizes our equity compensation plan information as of December 31, 2005, after giving effect to a two-for-one stock split. Information is included for both equity compensation plans approved by Mobile Mini’s shareholders and equity plans not approved by our shareholders.

Common shares
remaining available
	Common shares to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by Mobile Mini shareholders (1)	2,963,984	$14.00	360,564

Equity compensation plans not approved by Mobile Mini shareholders	-0-	-0-	-0-

Totals	2,963,984	$14.00	360,564

(1)	Of these shares, options to purchase 169,200 shares were outstanding under the 1994 Plan, and options to purchase 2,794,784 shares were outstanding under the 1999 Plan.
On March 13, 2006, the closing price of Mobile Mini’s common stock as reported by the Nasdaq National Market was $ 27.00.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 13, 2006 with respect to the beneficial ownership of shares of our common stock by:
•	each person we know to be the beneficial owner of 5% or more of the outstanding shares of common stock;

•	each of our directors, director nominees and named executive officers; and

•	all of our named executive officers and directors as a group.
The information included within the table includes beneficial ownership after giving effect to the two-for-one stock split.
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 13, 2006 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person that are exercisable within 60 days of March 13, 2006 have been exercised. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Name	Number	Percent
Directors and Executive Officers:
Bunger Holdings, L.L.C. (1)	820,000	2.7%
Steven G. Bunger (2)	1,080,467	3.4%
Jeffrey S. Goble (3)	1,042	*
Deborah K. Keeley (4)	71,999	*
Ronald J. Marusiak (5)	327,556	1.1%
Stephen A McConnell (6)	125,500	*
Lawrence Trachtenberg (7)	422,830	1.4%
Michael L. Watts (8)	11,250	*
All directors and executive officers as a group (7 persons) (9)	2,040,644	6.4%
5% Holders:
Columbia Wanger Asset Management, L.P. (10)	1,700,000	5.5%
Luther King Capital Management Corporation (11)	1,649,258	5.4%
Smith Group (12)	1,544,296	5.0%
T. Rowe Price Associates, Inc. (13)	2,433,368	7.9%
TimesSquare Capital Management, LLC (14)	2,329,178	7.6%

*	Less than 1%.
Unless otherwise noted, the address of each person named in the table is 7420 South Kyrene Road, Suite 101, Tempe, Arizona 85283.
(1)	The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn A. Clawson, Michael J. Bunger, Jennifer Blackwell and Susan Keating, who are siblings.

(2)	Includes 134,000 shares owned by Bunger Holdings, L.L.C.; 218,590 shares owned by REB/BMB Family Limited Partnership; 6,543 shares of common stock held indirectly in the Mobile Mini 401(K) plan; 688,000 shares subject to exercisable options; and 33,334 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(3)	Includes 1,042 shares subject to exercisable options.

(4)	Includes 4,999 shares of common stock held indirectly in the Mobile Mini 401(K) plan; 57,000 shares subject to exercisable options and 10,000 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(5)	Includes 132,000 shares held by a Profit Sharing Plan and Trust of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of these shares. Also includes 26,800 shares held by Mr. Marusiak’s children, 45,506 shares held by Mr. Marusiak and his wife, and 123,250 shares subject to exercisable options.

(6)	Includes 39,250 shares of common stock held directly and 86,250 shares subject to exercisable options.

(7)	Includes 58,122 shares of common stock, of which 51,666 are held directly and 6,675 shares of common stock held indirectly in the Mobile Mini 401(K) plan, 364,454 shares subject to exercisable options and 26,666 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(8)	Includes 11,250 shares of common stock subject to exercisable options.

(9)	Includes 639,398 shares of common stock; 1,331,246 shares subject to exercisable options and 70,000 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(10)	Based solely on the information provided in Amendment No. 5 to Schedule 13G filed with the Securities and Exchange Commission dated February 14, 2006 by Columbia Wanger Asset Management, L.P. (“WAM”) and WAM Acquisition GP, Inc. (“WAM GP”). WAM is an Investment Adviser registered under the Investment Advisers Act of 1940 and WAM GP is the general partner of WAM. Each of WAM and WAM GP has shared voting power and shared dispositive power with respect to 1,700,000 shares. Included within the 1,700,000 shares reported by WAM and WAM GP are approximately 1,642,000 shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by WAM. The address of principal business offices for WAM and WAM GP is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(11)	Based on the information provided in Amendment No. 2 to Schedule 13G filed by Luther King Capital Management Corporation (“Luther King”) with the Securities and Exchange Commission dated February 10, 2006. Luther King is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and has sole voting and dispositive power over 1,649,258 shares. The business address of Luther King is 301 Commerce Street, Suite 1600, Fort Worth, TX 76102.

(12)	Based on the information provided in Amendment No. 5 to Schedule 13G filed by Thomas W. Smith and Scott J. Vassalluzzo, with the Securities and Exchange Commission dated February 14, 2006. Of the 1,544,296 shares, each of Thomas W. Smith and Scott J. Vassalluzzo has shared voting power and shared investment power with respect to 1,313,616 shares. In addition, Thomas W. Smith has sole voting and sole investment power with respect to 230,680 shares. The principal business office of each Thomas W. Smith and Scott J. Vassalluzzo is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(13)	Based solely on the information provided in Amendment No. 7 to Schedule 13G jointly filed by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. (collectively the “Reporting Persons”) with the Securities and Exchange Commission dated February 14, 2006. Of the 2,433,368 shares, T. Rowe Price Associates, Inc. has sole voting power with respect to 428,600 shares and sole dispositive power with respect to 2,433,368 shares, and T. Rowe Price New Horizons Fund, Inc. has sole voting power with respect to 1,984,768 shares. Each of the Reporting Persons is an Investment Adviser registered under the Investment Advisers Act of 1940 and an Investment Company registered under Section 8 of the Investment Company Act of 1940 and, as such, has beneficial ownership of the shares through the investment discretion it exercises over its clients’ accounts. In each instance, the Reporting Persons’ clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client’s holdings of the shares are more than five percent of Mobile Mini’s outstanding shares of common stock. The business address for the Reporting Persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

(14)	Based solely on the information provided in Amendment No. 3 to Schedule 13G filed by TimesSquare Capital Management, LLC (“TimesSquare”) with the Securities and Exchange Commission dated February 10, 2006. Of the 2,329,178 shares, TimesSquare has sole dispositive power over 2,329,178 and sole voting power with respect to 2,102,778. TimesSquare is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and, in its role as investment advisor, has shared voting and investment power with respect to the 2,329,178 shares. TimesSquare’s clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client’s holdings of the shares are more than five percent of Mobile Mini’s outstanding shares of common stock. The business address of TimesSquare is Four Times Square, 25th Floor, New York, NY 10036.

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
Mobile Mini previously obtained the services of SkilQuest, Inc., a company engaged in sales and management support programs. SkilQuest, Inc. is owned by Carolyn A. Clawson, a former member of our board of directors and sister to Steven G. Bunger. Mobile Mini made aggregate payments of approximately $334,000, $188,000 and $20,000 to SkilQuest, Inc. in 2003, 2004 and 2005, respectively, which Mobile Mini believes represented the fair market value for the services performed.
It is Mobile Mini’s intention not to enter into any additional related party transactions other than extension of lease agreements on terms no less favorable to Mobile Mini than are available from unrelated parties. The Audit Committee of the Board of Directors and the Board of Directors has reviewed the terms of each of the transactions described above, and approved the related party transaction because such transaction is on terms no less favorable to Mobile Mini than may reasonably be expected in arm’s-length transactions with unrelated parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
As provided by the Audit Committee’s charter, all services to be provided by Ernst & Young LLP are pre-approved by the Audit Committee, including audit services, audit-related services, tax services and certain other services.
Fees Billed By Ernst & Young LLP
The following table shows the fees that Mobile Mini paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2005 and 2004.

	2005	2004
Audit fees	$706,300	$783,300
Audit-related fees	-0-	24,700
Tax fees	75,200	45,200
All other fees	-0-	-0-

Total	$781,500	$853,200

     Audit fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
     Audit-related fees. Audit-related services primarily consist of assistance with internal control documentation.
     Tax fees. This category consists of professional services rendered by Ernst & Young LLP, primarily in connection with our tax compliance activities, including technical and tax advice related to the preparation of tax returns.
The Audit Committee has considered whether the provision by Ernst & Young LLP of the non-audit services described above is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee believes that such non-audit services provided by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 20, 2006	By:	/s/ Steven G. Bunger

Steven G. Bunger, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2006	By:	/s/ Steven G. Bunger

Steven G. Bunger, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 20, 2006	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: March 20, 2006	By:	/s/ Deborah K. Keeley

Deborah K. Keeley, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: March 20, 2006	By:	/s/ Jeffrey S. Goble

Jeffrey S. Goble, Director

Date: March 20, 2006	By:	/s/ Ronald J. Marusiak

Ronald J. Marusiak, Director

Date: March 20, 2006	By:	/s/ Stephen A McConnell

Stephen A McConnell, Director

Date: March 20, 2006	By:	/s/ Michael L. Watts

Michael L. Watts, Director

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).