Form 10-K/A
period 2005-12-31
MOBILE MINI INC
filed 2006-03-22
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 2
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006 (the “Annual Report on Form 10-K”), is being filed to correct computational errors relating to share ownership as disclosed in the Security Ownership of Certain Beneficial Owners and Management table with respect to two directors (Jeffrey S. Goble and Stephen G. Bunger) and Bunger Holdings, L.L.C. As a result of these changes the information included in the “All directors and executive officers as a group” row was also revised. In addition, we have revised the Fees Billed by Ernst & Young LLP table to revise the information in the “2005” column. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment No. 2 to the Annual Report on Form 10-K does not reflect events occurring after the March 16, 2006 filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K or Amendment No. 1 to the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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

Name	Number	Percent
Directors and Executive Officers:
Bunger Holdings, L.L.C. (1)	416,000	1.4%
Steven G. Bunger (2)	1,080,467	3.4%
Jeffrey S. Goble (3)	2,500	*
Deborah K. Keeley (4)	71,999	*
Ronald J. Marusiak (5)	327,556	1.1%
Stephen A McConnell (6)	125,500	*
Lawrence Trachtenberg (7)	422,830	1.4%
Michael L. Watts (8)	11,250	*
All directors and executive officers as a group (7 persons) (9)	2,042,102	6.4%
5% Holders:
Columbia Wanger Asset Management, L.P. (10)	1,700,000	5.5%
Luther King Capital Management Corporation (11)	1,649,258	5.4%
Smith Group (12)	1,544,296	5.0%
T. Rowe Price Associates, Inc. (13)	2,433,368	7.9%
TimesSquare Capital Management, LLC (14)	2,329,178	7.6%

*	Less than 1%.
Unless otherwise noted, the address of each person named in the table is 7420 South Kyrene Road, Suite 101, Tempe, Arizona 85283.
(1)	The members of Bunger Holdings, L.L.C. are Steven G. Bunger, Carolyn A. Clawson, Michael J. Bunger, Jennifer Blackwell and Susan Keating, who are siblings.

(2)	Includes 104,000 shares owned by Bunger Holdings, L.L.C.; 218,590 shares owned by REB/BMB Family Limited Partnership; 30,000 shares of common stock held directly; 6,543 shares of common stock held indirectly in the Mobile Mini 401(K) plan; 688,000 shares subject to exercisable options; and 33,334 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(3)	Includes 2,500 shares subject to exercisable options.

(4)	Includes 4,999 shares of common stock held indirectly in the Mobile Mini 401(K) plan; 57,000 shares subject to exercisable options and 10,000 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(5)	Includes 132,000 shares held by a Profit Sharing Plan and Trust of which Mr. Marusiak is Trustee and Plan Administrator. Mr. Marusiak disclaims any beneficial ownership of these shares. Also includes 26,800 shares held by Mr. Marusiak’s children, 45,506 shares held by Mr. Marusiak and his wife, and 123,250 shares subject to exercisable options.

(6)	Includes 39,250 shares of common stock held directly and 86,250 shares subject to exercisable options.

(7)	Includes 58,122 shares of common stock, of which 51,666 are held directly and 6,675 shares of common stock held indirectly in the Mobile Mini 401(K) plan, 364,454 shares subject to exercisable options and 26,666 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(8)	Includes 11,250 shares of common stock subject to exercisable options.

(9)	Includes 639,398 shares of common stock; 1,332,704 shares subject to exercisable options and 70,000 shares of restricted stock which are forfeitable until vested (shares of restricted stock vest in equal annual installments on the anniversary of the award date).

(10)	Based solely on the information provided in Amendment No. 5 to Schedule 13G filed with the Securities and Exchange Commission dated February 14, 2006 by Columbia Wanger Asset Management, L.P. (“WAM”) and WAM Acquisition GP, Inc. (“WAM GP”). WAM is an Investment Adviser registered under the Investment Advisers Act of 1940 and WAM GP is the general partner of WAM. Each of WAM and WAM GP has shared voting power and shared dispositive power with respect to 1,700,000 shares. Included within the 1,700,000 shares reported by WAM and WAM GP are approximately 1,642,000 shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by WAM. The address of principal business offices for WAM and WAM GP is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(11)	Based on the information provided in Amendment No. 2 to Schedule 13G filed by Luther King Capital Management Corporation (“Luther King”) with the Securities and Exchange Commission dated February 10, 2006. Luther King is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and has sole voting and dispositive power over 1,649,258 shares. The business address of Luther King is 301 Commerce Street, Suite 1600, Fort Worth, TX 76102.

(12)	Based on the information provided in Amendment No. 5 to Schedule 13G filed by Thomas W. Smith and Scott J. Vassalluzzo, with the Securities and Exchange Commission dated February 14, 2006. Of the 1,544,296 shares, each of Thomas W. Smith and Scott J. Vassalluzzo has shared voting power and shared investment power with respect to 1,313,616 shares. In addition, Thomas W. Smith has sole voting and sole investment power with respect to 230,680 shares. The principal business office of each Thomas W. Smith and Scott J. Vassalluzzo is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(13)	Based solely on the information provided in Amendment No. 7 to Schedule 13G jointly filed by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. (collectively the “Reporting Persons”) with the Securities and Exchange Commission dated February 14, 2006. Of the 2,433,368 shares, T. Rowe Price Associates, Inc. has sole voting power with respect to 428,600 shares and sole dispositive power with respect to 2,433,368 shares, and T. Rowe Price New Horizons Fund, Inc. has sole voting power with respect to 1,984,768 shares. Each of the Reporting Persons is an Investment Adviser registered under the Investment Advisers Act of 1940 and an Investment Company registered under Section 8 of the Investment Company Act of 1940 and, as such, has beneficial ownership of the shares through the investment discretion it exercises over its clients’ accounts. In each instance, the Reporting Persons’ clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client’s holdings of the shares are more than five percent of Mobile Mini’s outstanding shares of common stock. The business address for the Reporting Persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

(14)	Based solely on the information provided in Amendment No. 3 to Schedule 13G filed by TimesSquare Capital Management, LLC (“TimesSquare”) with the Securities and Exchange Commission dated February 10, 2006. Of the 2,329,178 shares, TimesSquare has sole dispositive power over 2,329,178 and sole voting power with respect to 2,102,778. TimesSquare is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and, in its role as investment advisor, has shared voting and investment power with respect to the 2,329,178 shares. TimesSquare’s clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client’s holdings of the shares are more than five percent of Mobile Mini’s outstanding shares of common stock. The business address of TimesSquare is Four Times Square, 25th Floor, New York, NY 10036.

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

	2005	2004
Audit fees	$720,300	$783,300
Audit-related fees	-0-	24,700
Tax fees	70,600	45,200
All other fees	-0-	-0-

Total	$790,900	$853,200

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

MOBILE MINI, INC.

Date: March 22, 2006	By:	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg, Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).