Form 10-Q
period 2006-03-31
MOBILE MINI INC
filed 2006-05-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-d of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     At May 5, 2006, there were outstanding 35,250,490 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2005	March 31, 2006
	(Note A)	(unaudited)
ASSETS

Cash and cash equivalents	$207	$119,913
Receivables, net of allowance for doubtful accounts of $3,234 and $3,185 at December 31, 2005 and March 31, 2006, respectively	24,538	23,061
Inventories	23,490	24,492
Lease fleet, net	550,464	572,243
Property, plant and equipment, net	36,048	35,764
Deposits and prepaid expenses	7,669	7,663
Other assets and intangibles, net	6,230	8,059
Goodwill	56,311	56,311

Total assets	$704,957	$847,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$17,481	$13,798
Accrued liabilities	35,576	31,880
Line of credit	157,926	173,000
Notes payable	659	286
Senior Notes	150,000	150,000
Deferred income taxes	75,340	80,691

Total liabilities	436,982	449,655

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 30,618 and 35,250 issued and outstanding at December 31, 2005 and March 31, 2006, respectively	306	353
Additional paid-in capital	141,855	261,052
Deferred share-based compensation	(2,258)	—
Retained earnings	126,942	135,147
Accumulated other comprehensive income	1,130	1,299

Total stockholders’ equity	267,975	397,851

Total liabilities and stockholders’ equity	$704,957	$847,506

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
Leasing	$41,392	$51,534
Sales	3,982	4,528
Other	369	358

Total revenues	45,743	56,420

Costs and expenses:
Cost of sales	2,527	2,914
Leasing, selling and general expenses	24,182	29,996
Depreciation and amortization	3,048	3,588

Total costs and expenses	29,757	36,498

Income from operations	15,986	19,922

Other income (expense):
Interest income	1	51
Interest expense	(5,520)	(6,446)

Income before provision for income taxes	10,467	13,527
Provision for income taxes	4,082	5,323

Net income	$6,385	$8,204

Earnings per share:
Basic	$0.22	$0.27

Diluted	$0.21	$0.26

Weighted average number of common and common share equivalents outstanding:
Basic	29,406	30,686

Diluted	30,350	31,682

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2006
Cash Flows From Operating Activities:
Net income	$6,385	$8,204
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	711	541
Amortization of deferred financing costs	207	220
Share-based compensation	—	754
Depreciation and amortization	3,048	3,588
Gain on sale of lease fleet units	(790)	(931)
Loss on disposal of property, plant and equipment	417	29
Deferred income taxes	4,066	5,256
Changes in certain assets and liabilities:
Receivables	(1,516)	936
Inventories	(2,582)	(1,003)
Deposits and prepaid expenses	87	7
Other assets and intangibles	26	(210)
Accounts payable	1,974	(3,683)
Accrued liabilities	(5,215)	(3,695)

Net cash provided by operating activities	6,818	10,013

Cash Flows From Investing Activities:
Additions to lease fleet, excluding acquisitions	(20,468)	(25,941)
Proceeds from sale of lease fleet units	2,232	2,782
Additions to property, plant and equipment	(867)	(939)
Proceeds from sale of property, plant and equipment	—	47

Net cash used in investing activities	(19,103)	(24,051)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	10,216	15,074
Deferred financing costs	—	(1,615)
Principal payments on notes payable	(395)	(373)
Issuance of common stock, net of issuance costs	1,921	120,651

Net cash provided by financing activities	11,742	133,737

Effect of exchange rate changes on cash	3	7

Net (decrease) increase in cash	(540)	119,706
Cash at beginning of period	759	207

Cash at end of period	$219	$119,913

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(487)	$(164)

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A –
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. Certain prior-period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current financial presentation.
The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2005, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006.
On February 22, 2006, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, which was effected on March 10, 2006. Per share amounts, share amounts and weighted numbers of shares outstanding give effect for this two-for-one stock split for all periods presented.
NOTE B –
Recent Accounting Pronouncements
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial condition.

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

	Three Months Ended
	March 31,
	2005	2006
	(In thousands except
	earnings per share data)
BASIC:
Common stock outstanding, beginning of period	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	40	165

Weighted average number of shares outstanding	29,406	30,686

Net income available to shareholders	$6,385	$8,204

Earnings per share	$0.22	$0.27

DILUTED:
Common stock outstanding, beginning of period	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	40	165
Employee stock options and warrants assumed converted during the period ended March 31,	944	996

Weighted average number of shares outstanding	30,350	31,682

Net income available to common shareholders	$6,385	$8,204

Earnings per share	$0.21	$0.26

For the three months ended March 31, 2006, options to purchase 444,250 of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no shares that were anti-dilutive for the three months ended March 31, 2005. The table above excludes 96,668 nonvested share awards granted in December 2005.

Note D –
Share-Based Compensation
At March 31, 2006, the Company had two active share-based employee compensation plans. Stock option awards under these plans are granted at the fair market value on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Under APB Opinion No. 25, we did not recognize compensation cost in connection with stock options granted at market price, and we disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions to be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Other than nonvested share awards, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.
The adoption of SFAS No. 123(R) reduced income before income tax expense and net income for the three months ended March 31, 2006, by approximately $0.7 million and $0.5 million, respectively. As a result, basic and diluted earnings per share were reduced by approximately $0.02 each.
In December 2005, the Company awarded 96,668 nonvested shares of the Company’s common stock with a weighted average fair value of $23.56 per share based upon the trading price of our common stock on the date of the award. The total value of the award is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the options granted to fully vest. Share-based compensation expense related to nonvested share awards outstanding during the three months ended March 31, 2006, was approximately $0.1 million. As of March 31, 2006, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately five years. There were no grants, shares vested or shares forfeited in the three months ended March 31, 2006.
The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $8.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the change in deferred income tax line in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of March 31, 2006, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2006 is as follows:

			Weighted
			Average	Aggregate
	Number	Weighted	Remaining	Intrinsic
	of Shares	Average	Contractual	Value
	(In	Exercise	Term	(In
	thousands)	Price	(In years)	thousands)
Balance at December 31, 2005	2,964	$14.00

Granted	6	27.60

Exercised	(32)	12.23

Terminated/expired	(15)	19.75

Balance at March 31, 2006	2,923	$14.02	6.97	$49,402

The intrinsic value of options exercised during the three months ended March 31, 2006 was $0.5 million.
A summary of fully-vested stock options and stock options expected to vest, as of March 31, 2006, is as follows:

			Weighted	Aggregate
	Number	Weighted	Average	Intrinsic
	of Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	2,813	$13.88	6.97	$47,919

Exercisable	1,433	$12.39	5.41	$26,557
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Three Months Ended
	March 31,
	2005	2006
Risk-free interest rate	4.17%	4.72%

Expected holding period	5.8	5.2

Expected stock volatility	38.2%	32.1%

Expected dividend rate	0.0%	0.0%

The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on historical data of the Company. The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant.
The weighted average fair value of stock options granted during the first quarter 2006 and 2005 was $10.29 and $7.25, respectively.
The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123(R):

Three Months Ended
March 31, 2005
(In thousands
except per
share data)
Net income, as reported	$6,385

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,457)

Pro-forma net income	$4,928

Net income per common share

Basic, as reported	$0.22

Basic, pro-forma	$0.17

Diluted, as reported	$0.21

Diluted, pro-forma	$0.16
NOTE E – Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of units, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that we add to our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes adding our proprietary security doors.

	December 31, 2005	March 31, 2006
	(In thousands)
Raw material and supplies	$16,054	$16,559
Work-in-process	1,819	2,383
Finished portable storage units	5,617	5,550

	$23,490	$24,492

NOTE F – Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consists of the following at:

	December 31, 2005	March 31, 2006
	(In thousands)
Land	$772	$772
Vehicles and equipment	38,867	38,817
Buildings and improvements	8,905	9,115
Office fixtures and equipment	7,296	7,650

	55,840	56,354
Less accumulated depreciation	(19,792)	(20,590)

	$36,048	$35,764

NOTE G - Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2005, the lease fleet totaled $589.3 million as compared to $613.4 million at March 31, 2006, before accumulated depreciation of $38.8 million and $41.2 million, respectively.

Lease fleet consists of the following at:

	December 31, 2005	March 31, 2006
	(In thousands)
Steel storage containers	$347,494	$356,160
Offices	238,069	254,022
Van trailers	3,252	2,723
Other	494	486
Accumulated depreciation	(38,845)	(41,148)

	$550,464	$572,243

NOTE H – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
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
NOTE I – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2005	2006
	(In thousands)
Net income	$6,385	$8,204
Net unrealized holding gain on derivatives	487	164
Foreign currency translation adjustment	2	5

Total comprehensive income	$6,874	$8,373

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2005	March 31, 2006
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$646	$810
Foreign currency translation adjustment	484	489

Total accumulated other comprehensive income	$1,130	$1,299

NOTE J – On February 17, 2006, we modified our revolving credit facility and entered into a $350.0 million Second Amended and Restated Loan and Security Agreement with our lenders. The Second Amended credit facility covered approximately $173.9 million of outstanding obligations under the previous amendment. The modified credit facility is scheduled to expire in February 2011.
NOTE K – In March 2006, pursuant to a public offering, we issued 4.6 million shares of our common stock (which includes 600,000 shares pursuant to exercise by the underwriters of an over-allotment option). The net offering proceeds of approximately $120.3 million were received at the end of March 2006, and for the most part are included in cash and cash equivalents in the condensed consolidated balance sheet at March 31, 2006.
NOTE L – On March 13, 2006, we entered into a Share Purchase Agreement with Triton CSA International B.V., to acquire three companies of the Royal Wolf Group. The entities include: (i) A Royal Wolf Portable Storage, Inc., operating in the United States; (ii) Royalwolf Trading (UK) Limited, operating in the United Kingdom; and (iii) Royal Wolf Containers B.V., operating in the Netherlands. The acquisition of these businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies or pro forma information for periods prior to the acquisition. The transaction closed on April 28, 2006, at a purchase price of approximately $49.9 million.
NOTE M – Subsequent Events
On May 4, 2006, we redeemed 35% of the $150.0 million aggregate principal amount outstanding of our 9 1/2% Senior Notes. The redemption price was 109.50% of the principal balance redeemed plus accrued and unpaid interest thereon. In conjunction with this redemption we expect to record debt extinguishment costs of approximately $6.4 million with respect to the premium paid and the portion of debt issuance costs relating to the debt paid.
On May 5, 2006, we acquired the portable storage assets of L&L Surplus of Utica, Inc., for approximately $3.1 million in cash. L&L Surplus of Utica, Inc., is a privately-owned company operating in the central portion of the State of New York.
This brings the Company’s locations to 61 branches in 31 U.S. states, six in the United Kingdom, one in Canada and one in The Netherlands.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2005 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Cautionary Factors That May Affect Future Operating Results.”
The following discussion does not take into account our acquisition on April 28, 2006, of the Royal Wolf Companies. As a result of that acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at the 10 locations in the United States where there was branch overlap as a result of the acquisition. The acquisition included approximately 18,000 portable storage containers, offices and related rental assets. The results of operations at these acquired locations will initially be reflected in our results for the quarter ending June 30, 2006.
Overview
General
In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. As a result, we now derive most of our revenues from the leasing of portable storage containers and portable offices. In 2005, the average contracted lease term at lease inception was approximately 10 months for portable storage units and approximately 13 months for portable offices. After the expiration of the contracted lease term, units continue on lease on a month-to-month basis. In 2005, the over-all lease term averaged 23 months for portable storage units and 20 months for portable offices. As a result of these relatively long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased and is currently less than 10% of revenues.
Over the last eight years, Mobile Mini has grown through internally generated growth and acquisitions. We use acquisitions to gain presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will often have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and usually reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense. We incur lower start-up costs and a quicker growth rate using our acquisition model than by establishing a new location from the ground up.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 35% of our units on rent at December 31, 2005, and because of the degree of our operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of revenues from the non-residential construction sector of our customer base. The lower-than-historical growth rates in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. Beginning in 2004 the level of non-residential construction activity in the U.S. leveled off and rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased in 2004, 2005 and the first quarter of 2006.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. We achieved an internal growth rate in 2005 of 25.3% and 23.2% during the first three months of 2006. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include in the tables below reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
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
EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense – because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes – EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization – because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring expense – as defined in our revolving credit facility, debt restructuring expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.
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
Reconciliation of EBITDA to net cash provided by operating activities for the periods ended March 31:

	Three Months Ended
	March 31,
	2005	2006
	(In thousands)
EBITDA	$19,035	$23,561
Interest Paid	(9,255)	(10,899)
Income and franchise taxes paid	(87)	(65)
Amortization of share-based compensation	—	754
Gain on sale of lease fleet units	(790)	(931)
Loss on disposal of property, plant and equipment	417	29

Changes in certain assets and liabilities:
Receivables	(805)	1,477
Inventories	(2,582)	(1,003)
Deposits and prepaid expenses	87	7
Other assets and intangibles	26	(210)
Accounts payable and accrued liabilities	772	(2,707)

Net cash provided by operating activities	$6,818	$10,013

EBITDA is calculated as follows, without further adjustment, for the periods ended March 31:

	Three Months Ended
	March 31,
	2005	2006
	(In thousands except percentages)
Net income	$6,385	$8,204
Interest expense	5,520	6,446
Provision for income taxes	4,082	5,323
Depreciation and amortization	3,048	3,588

EBITDA	$19,035	$23,561

EBITDA margin(1)	41.6%	41.8%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
In managing our business, we routinely compare our adjusted EBITDA margins from year to year and based upon age of branch. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period-by-period comparative basis.

Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 2.9% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method over our units’ estimated useful life of 25 years after the date the unit is placed in service, with an estimated residual value of 62.5%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly.
The table below summarizes those transactions that increased the net value of our lease fleet from $550.5 million at December 31, 2005, to $572.2 million at March 31, 2006:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2005, net	$550,464	116,317

Purchases:
Container purchases	66	31

Manufactured units:
Steel storage containers, combination office units and steel security offices	9,731	1,277
Wood mobile offices	10,953	416

Refurbishment and customization(3):
Refurbishment or customization of 108 units purchased or acquired in the current year	260	77	(1)
Refurbishment or customization of 1,425 units purchased in a prior year	3,703	834	(2)
Refurbishment or customization of 156 units obtained through acquisition in a prior year	630	35	(3)

Other	972	233
Cost of sales from lease fleet	(1,851)	(784)
Depreciation	(2,685)

Lease fleet at March 31, 2006, net	$572,243	118,436

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

     The table below outlines the composition of our lease fleet at March 31, 2006:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$356,160	99,040
Offices	254,022	17,843
Van trailers	2,723	1,553
Other	486
Accumulated depreciation	(41,148)

	$572,243	118,436

Our most recent fair market value and orderly liquidation value appraisals were conducted in January 2006. At March 31, 2006, based on these appraisal values, the fair market value of our lease fleet was approximately 119.4% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $488.5 million, which equates to 85.4% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.9%, and ranged from a low of 78.7% in 2003 to a high of 83.1% in 2001. During years in which we enter many additional markets or in which certain geographic areas are affected by a slowdown in non-residential construction, utilization rates will tend to be lower. With the addition of fewer markets in 2003 and 2004, and the improvement in non-residential construction in 2004, we focused on increasing our utilization rate by balancing inventory between markets and decreasing the number of out-of-service units. Our average utilization rate increased from 78.7% in 2003 to 82.9% in 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006, Compared to
Three Months Ended March 31, 2005
Total revenues for the quarter ended March 31, 2006, increased by $10.7 million, or 23.3%, to $56.4 million from $45.7 million for the same period in 2005. Leasing revenues for the quarter increased by $10.1 million, or 24.5%, to $51.5 million from $41.4 million for the same period in 2005. This increase resulted from a 7.8% increase in the average rental yield per unit and a 15.5% increase in the average number of units on lease compared to the 2005 first quarter. The increase in yield resulted from both an increase in the mix of premium units having higher rental rates in our fleet and an increase in average rental rates and the rates charged for ancillary rental services, such as the delivery of units. Our internal growth rate was 23.2% for the three months ended March 31, 2006, as compared to 28.4% for the comparable three-month period of 2005. Our sales of portable storage and office units for the three months ended March 31, 2006, increased by 13.7% to $4.5 million from $4.0 million during the same period in 2005. As a percentage of total revenues, leasing revenues for the quarter ended March 31, 2006, represented 91.3% as compared to 90.5% for the same period in 2005. Our leasing business continues to be our primary focus and has become an increasing part of our revenue mix over the past several years.
Cost of sales are the costs related to the sales revenues only. Cost of sales for the quarter ended March 31, 2006, increased to 64.3% of sales from 63.5% of sales in the same period in 2005. Our gross margin declined slightly as compared to the same period last year, but it was at high levels during both periods.
Leasing, selling and general expenses increased $5.8 million, or 24.0%, to $30.0 million for the quarter ended March 31, 2006, from $24.2 million for the same period in 2005. Leasing, selling and general expenses, as a percentage of total revenues, increased to 53.2% for the quarter ended March 31, 2006, from 52.9% for the same period in 2005. Included in this expense during the 2006 quarter is approximately $0.8 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for Mobile Mini on January 1, 2006. Excluding the share-based compensation expense, our leasing, selling and general expenses would have increased by $5.0 million, or 20.9%, for the quarter ended March 31, 2006, as compared with the same period in 2005. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Leasing, selling and general expense for the quarter ended March 31, 2006, also include the costs of the three new branches we opened after March 31, 2005. In addition to the share-based compensation expense, the major increases in leasing, selling and general expenses for the quarter ended March 31, 2006 were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense, including costs related to our office units, associated with maintaining the high level of utilization achieved in 2005, and delivery and freight costs, including fuel, which we were able to pass onto our customers in the form of higher delivery charges.
EBITDA increased by $4.5 million, or 23.8%, to $23.6 million for the quarter ended March 31, 2006, compared to $19.0 million for the same period in 2005. EBITDA, excluding $0.8 million of share-based compensation expense during the 2006 quarter, increased $5.3 million or 27.7%, to $24.3 million.
Depreciation and amortization expenses increased $0.5 million, or 17.7%, to $3.6 million in the quarter ended March 31, 2006, from $3.1 million during the same period in 2005. The increase is primarily due to the growth in lease fleet over the last year in order to meet increased demand. Since March 31, 2005, our lease fleet cost basis for depreciation increased by approximately $24.1 million.
Interest expense increased $0.9 million, or 16.8%, to $6.4 million for the quarter ended March 31, 2006, compared to $5.5 million for the same period in 2005. Our average debt outstanding for the three months ended March 31, 2006, compared to the same period in 2005, increased by 13.4%, primarily due to borrowings to fund part of the growth of our lease fleet. The remainder of the growth of the lease fleet was funded by operating cash flow. The weighted average interest rate on our debt for the three months ended March 31, 2005, was 7.8% compared to 7.5% for the three months ended March 31, 2006, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 8.0% in the 2005 quarter and 7.8% in the 2006 quarter.
Provision for income taxes was based on an annual effective tax rate of 39.35% in the quarter ended March 31, 2006, as compared to 39.0% during the same period in 2005. The high tax rate in 2006 resulted from the higher effective tax rate on share-based compensation.
Net income for the three months ended March 31, 2006, was $8.2 million compared to net income of $6.4 million for the same period in 2005. Our 2006 first quarter net income results were primarily achieved by our 24.5% increase in leasing revenues and the operating leverage associated with this growth, partially offset by the $0.8 million, ($0.6 million after tax), charge for share-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are used principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
In March 2006, we completed a public offering of 4.6 million shares of our common stock, which provided net proceeds to us of approximately $120.3 million. The net proceeds from this offering were received at the end of March 2006 and were held in investment accounts on March 31, 2006, and are reflected in our balance sheet at that date as cash and cash equivalents.
At December 31, 2005, we had a $250.0 million senior secured revolving line of credit with a group of lenders that was scheduled to mature in February 2008. On February 17, 2006, we modified the credit agreement by entering into a Second Amended and Restated Loan and Security Agreement that provides a five-year $350.0 million senior secured revolving credit facility, which is scheduled to mature in February 2011. We may also, at our option and without lenders’ consent, increase available borrowings under the credit facility by an additional $75.0 million during the term of the agreement.
During the past two years, our capital expenditures have been funded by our operating cash flow and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our $350.0 million revolving credit facility and our equity offering completed in March 2006. During the three months ended March 31, 2006, we had net additional borrowings under our credit facility of approximately $15.1 million as compared to $10.2 million for the same period in 2005. This increase was used in conjunction with cash provided by operating activities to fund the $25.9 million additions in our lease fleet during the three months ended March 31, 2006. As of March 31, 2006, we had $173.0 million of borrowings outstanding under our credit facility, and approximately $173.5 million of additional borrowings then available to us. At March 31, 2006, the remaining net proceeds from the equity offering were in short-term cash equivalent investments, pending the closing of the Royal Wolf transaction described in Note L of the notes to the condensed consolidated financial statements included elsewhere in this report and the redemption of a portion of our 9 1/2% Senior Notes. On April 28, 2006, we consummated the Royal Wolf acquisition at a purchase price of approximately $49.9, and on May 4, 2006, we redeemed 35% of the principal amount of our 9 1/2% Senior Notes at a price of 109.50% plus accrued interest. The redemption price was approximately $57.5 million in aggregate. We financed the acquisition and the redemption with a portion of the net proceeds of our equity offering and used the remainder of the net proceeds to reduce borrowings under our credit facility. As of May 5, 2006, net borrowings outstanding under our credit facility were approximately $170.6 million.
Operating Activities. Our operations provided net cash flow of $10.0 million for the three months ended March 31, 2006, compared to $6.8 million during the same period in 2005. The $3.2 million increase in cash generated by operations is primarily related to the $3.0 million increase in pre-tax income coupled with the non-cash charge of $0.8 million related to share-based compensation expense. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels and decreases in accrued liabilities. In 2006, a decrease in accounts payable was only partially offset with accounts receivable increase due to the growth in our leasing activities.
Investing Activities. Net cash used in investing activities was $24.1 million for the three months ended March 31, 2006, compared to $19.1 million for the same period in 2005. Capital expenditures for our lease fleet were $25.9 million for the three months ended March 31, 2006, and $20.5 million for the same period in 2005. The capital expenditures increase for our lease fleet is primarily due to an increase in demand for our products, requiring us to purchase and refurbish more containers and offices. During the three months ended March 31, 2006, we were able to meet a portion of the increased leasing demand by utilizing previously idle units. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment were $0.9 million for both periods. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $133.7 million during the three months ended March 31, 2006, compared to $11.7 million for the same period in 2005. In 2006, we received approximately $120.3 million in net proceeds from a public offering of 4.6 million shares of our common stock and in 2006 and 2005 we received approximately $0.4 million and $1.9 million, respectively, from exercises of employee stock options. Also, during the three months ended March 31, 2006 and 2005, net cash provided by financing activities was provided by our revolving credit facility and was used together with cash flow generated from operations to fund our expansion of the lease fleet.

On February 17, 2006, we amended our $250.0 million revolving credit facility through a modification of the credit facility which, among other things, increased the amount of the facility to $350.0 million. The initial borrowing rate under the modified credit facility is LIBOR plus 1.50% per annum or the prime rate less 0.25% per annum, whichever we elect.
The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization, debt restructuring expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The interest rate may be reduced when we report our June 30, 2006, quarterly results.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. Accounting for the swap agreements is covered by SFAS No. 133 and accordingly resulted in comprehensive income for the three months ended March 31, 2006, of $0.2 million, net of applicable income taxes of $0.1 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and our unsecured Senior Notes, together with other notes payable obligations both secured and unsecured. We also have operating lease commitments for: 1) real estate properties for the majority of our branches, 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and 3) other equipment, primarily office machines.
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
Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are billed, in accordance with SAB No. 104. We recognize revenues from sales of containers and mobile offices upon delivery when the risk of loss passes and collectibility is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.
Share-Based Compensation. As part of our adoption of SFAS No. 123(R) effective as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model, such as the expected stock-price volatility, expected holding period and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.
If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense or income tax expense, which could be material to our results of operations.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2005	2006
	(In thousands)
As Reported:
Net income	$6,385	$8,204
Diluted earnings per share	$0.21	$0.26

As adjusted for change in estimates:
Net income	$6,276	$8,087
Diluted earnings per share	$0.21	$0.26
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

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We operate in one reportable segment, which is comprised of one reporting unit and pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, all of our goodwill has been assigned to the enterprise as a whole. In accordance with SFAS No. 142, we ceased amortizing goodwill arising from acquisitions. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2005, and determined that the carrying amount of goodwill was not impaired as of that date. We will perform this test in the future as required by SFAS No. 142.
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

		Useful	Three Months Ended
	Salvage	Life In	March 31,
	Value	Years	2005	2006
			(In thousands except per
			share data)
As Reported:	62.5%	25
Net income			$6,385	$8,204
Diluted earnings per share			$0.21	$0.26

As adjusted for change in estimates:	70%	20
Net income			$6,835	$8,205
Diluted earnings per share			$0.21	$0.26

As adjusted for change in estimates:	50%	20
Net income			$5,779	$7,486
Diluted earnings per share			$0.19	$0.24

As adjusted for change in estimates:	40%	40
Net income			$6,385	$8,204
Diluted earnings per share			$0.21	$0.26

As adjusted for change in estimates:	30%	25
Net income			$5,596	$7,269
Diluted earnings per share			$0.18	$0.23

As adjusted for change in estimates:	25%	25
Net income			$5,475	$7,125
Diluted earnings per share			$0.18	$0.22
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
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2006, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the three months ended March 31, 2006, in accordance with SFAS No. 133, comprehensive income included $0.2 million, net of applicable income taxes of $0.1 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. At March 31, 2006, we have branch operations in Toronto, Canada, and we invoice those customers primarily in the local currency, the Canadian Dollar, under the terms of our lease agreements with those customers. We are exposed to foreign exchange rate fluctuations as the financial results of our Canadian branch operation are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operation.
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
•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to manage our planned growth, both internally and at new branches

•	our ability to obtain additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2005, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A. of that filing under the heading “Risk Factors.” You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http://www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and results of operations.

ITEM 6.	EXHIBITS

(a)	Exhibits (filed herewith):

Number	Description
10.1	Share Purchase Agreement dated as of March 13, 2006, by and between Mobile Mini, Inc., and Triton CSA International B.V. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: May 10, 2006	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer &
Executive Vice President

Index to Exhibit

Number	Description
10.1	Share Purchase Agreement dated as of March 13, 2006, by and between Mobile Mini, Inc., and Triton CSA International B.V. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).