Form 10-Q
period 2006-06-30
MOBILE MINI INC
filed 2006-08-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ☑
      At July 31, 2006, there were outstanding 35,414,264 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2005	June 30, 2006
	(Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$207	$2,698
Receivables, net of allowance for doubtful accounts of $3,234 and $4,396 at December 31, 2005 and June 30, 2006, respectively	24,538	32,150
Inventories	23,490	30,857
Lease fleet, net	550,464	631,855
Property, plant and equipment, net	36,048	39,017
Deposits and prepaid expenses	7,669	7,774
Other assets and intangibles, net	6,230	11,072
Goodwill	56,311	79,655

Total assets	$704,957	$835,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$17,481	$23,014
Accrued liabilities	35,576	39,117
Line of credit	157,926	181,055
Notes payable	659	—
Obligations under capital leases	—	47
Senior Notes	150,000	97,500
Deferred income taxes	75,340	86,327

Total liabilities	436,982	427,060

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 30,618 and 35,408 issued and outstanding at December 31, 2005 and June 30, 2006, respectively	306	354
Additional paid-in capital	141,855	263,383
Deferred share-based compensation	(2,258)	—
Retained earnings	126,942	142,804
Accumulated other comprehensive income	1,130	1,477

Total stockholders’ equity	267,975	408,018

Total liabilities and stockholders’ equity	$704,957	$835,078

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended June 30,
	2005	2006
Revenues:
Leasing	$45,276	$59,331
Sales	4,883	6,590
Other	242	377

Total revenues	50,401	66,298

Costs and expenses:
Cost of sales	3,032	4,152
Leasing, selling and general expenses	25,988	33,849
Depreciation and amortization	3,139	4,004

Total costs and expenses	32,159	42,005

Income from operations	18,242	24,293

Other income (expense):
Interest income	7	372
Other income	3,160	—
Interest expense	(5,630)	(5,740)
Debt extinquishment expense	—	(6,425)
Foreign currency exchange	—	(51)

Income before provision for income taxes	15,779	12,449
Provision for income taxes	5,634	4,791

Net income	$10,145	$7,658

Earnings per share:
Basic	$0.34	$0.22

Diluted	$0.33	$0.21

Weighted average number of common and common share equivalents outstanding:
Basic	29,611	35,191

Diluted	30,589	36,297

See accompanying notes to the condensed consolidated financial statements

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Six Months Ended June 30,
	2005	2006
Revenues:
Leasing	$86,668	$110,865
Sales	8,865	11,118
Other	611	735

Total revenues	96,144	122,718

Costs and expenses:
Cost of sales	5,559	7,066
Leasing, selling and general expenses	50,170	63,846
Depreciation and amortization	6,187	7,592

Total costs and expenses	61,916	78,504

Income from operations	34,228	44,214

Other income (expense):
Interest income	8	424
Other income	3,160	—
Interest expense	(11,150)	(12,186)
Debt extinquishment expense	—	(6,425)
Foreign currency exchange	—	(51)

Income before provision for income taxes	26,246	25,976
Provision for income taxes	9,716	10,114

Net income	$16,530	$15,862

Earnings per share:
Basic	$0.56	$0.48

Diluted	$0.54	$0.47

Weighted average number of common and common share equivalents outstanding:
Basic	29,509	32,951

Diluted	30,479	34,001

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2006
Cash Flows From Operating Activities:
Net income	$16,530	$15,862
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinquishment expense	—	1,438
Provision for doubtful accounts	1,341	2,032
Amortization of deferred financing costs	414	436
Amortization of share-based compensation	—	1,535
Depreciation and amortization	6,187	7,592
Gain on sale of lease fleet units	(1,722)	(2,232)
Loss on disposal of property, plant and equipment	434	40
Deferred income taxes	9,697	9,870
Foreign currency exchange rate loss	—	51
Changes in certain assets and liabilities:
Receivables	(3,429)	(5,924)
Inventories	(8,621)	(2,373)
Deposits and prepaid expenses	1,253	294
Other assets and intangibles	21	(3)
Accounts payable	5,113	1,594
Accrued liabilities	(268)	(923)

Net cash provided by operating activities	26,950	29,289

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(59,496)
Additions to lease fleet, excluding acquisitions	(44,306)	(60,442)
Proceeds from sale of lease fleet units	4,705	6,287
Additions to property, plant and equipment, excluding acquisitions	(1,806)	(3,872)
Proceeds from sale of property, plant and equipment	23	61
Change in other assets	157	—

Net cash used in investing activities	(41,227)	(117,462)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	12,104	23,159
Redemption of Senior Notes	—	(52,500)
Deferred financing costs	—	(1,629)
Principal payments on notes payable	(783)	(608)
Principal payments on capital lease obligations	—	(4)
Net issuance of common stock	3,206	122,100

Net cash provided by financing activities	14,527	90,518

Effect of exchange rate changes on cash	(143)	146

Net increase in cash	107	2,491
Cash at beginning of period	759	207

Cash at end of period	$866	$2,698

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$207	$233

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A –
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-Company balances and transactions have been eliminated. Certain prior-period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current financial presentation.
The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2005 consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006.
On February 22, 2006, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, which was effected on March 10, 2006. Per share amounts, share amounts and weighted numbers of shares outstanding give effect for this two-for-one stock split for all periods presented.
NOTE B –
Recent Accounting Pronouncements
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS No. 154 on January 1, 2006, and do not expect it to have a material effect on our results of operations or financial condition.
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our results of operations or financial condition.

NOTE C – Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options into common stock. The following table shows the computation of earnings per share for the three-month period and six-month period ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands except earnings per share data)
BASIC:
Common stock outstanding, beginning of period	29,574	35,154	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	37	37	143	2,430

Weighted average number of shares outstanding	29,611	35,191	29,509	32,951

Net income available to shareholders	$10,145	$7,658	$16,530	$15,862

Earnings per share	$0.34	$0.22	$0.56	$0.48

DILUTED:
Common stock outstanding, beginning of period	29,574	35,154	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	37	37	143	2,430
Employee stock options assumed converted during the period ended June 30,	978	1,106	970	1,050

Weighted average number of shares outstanding	30,589	36,297	30,479	34,001

Net income available to common shareholders	$10,145	$7,658	$16,530	$15,862

Earnings per share	$0.33	$0.21	$0.54	$0.47

For the three months ended June 30, 2005 and 2006, options to purchase 1,000 and 466,900, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2005 and 2006, options to purchase 7,000 and 466,400, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The table above excludes 124,018 nonvested share awards granted in 2005 and 2006.

NOTE D –
Share-Based Compensation
At June 30, 2006, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted at the fair market value on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Under APB Opinion No. 25, we did not recognize compensation cost in connection with stock options granted at market price, and we disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions to be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Other than nonvested share awards, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.
The adoption of SFAS No. 123(R) and nonvested share expense reduced income before income tax expense for the three-month and six-month period ended June 30, 2006, by approximately $0.8 million, and $1.5 million, respectively. It reduced net income for the three-month and six-month period ended June 30, 2006 by approximately $0.5 million and $1.0 million, respectively. As a result, basic and diluted earnings per share for the three-month and six-month period ended June 30, 2006 were each reduced by approximately $0.01 and $0.03, respectively.
In December 2005, the Company awarded 96,668 nonvested shares of the Company’s common stock with a weighted average fair value of $23.56 per share based upon the trading price of our common stock on the date of the award. In the second quarter of 2006, the Company awarded 27,350 nonvested shares of the Company’s common stock with a weighted average fair value of $33.75 per share based upon the trading price of our common stock on the date of the award. The total value of the award is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the options granted to fully vest. Share-based compensation expense related to nonvested share awards outstanding during the three month period and six month period ended June 30, 2006, was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2006, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $2.9 million, which is expected to be recognized over a weighted-average period of approximately five years. There were no shares vested or shares forfeited in the six months ended June 30, 2006.
The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the change in deferred income tax line in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of June 30, 2006, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(In thousands)	Price	(In years)	(In thousands)
Balance at December 31, 2005	2,964	$14.00
Granted	63	32.58
Exercised	(163)	11.34
Terminated/expired	(45)	19.20

Balance at June 30, 2006	2,819	$14.48	6.78	$41,890

The intrinsic value of options exercised during the six months ended June 30, 2006 was $2.9 million.
A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2006, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding	2,558	$13.95	6.6	$39,335
Exercisable	1,726	$12.88	5.8	$28,276
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Six Months Ended
	June 30
	2005	2006
Risk-free interest rate	4.04%	5.05%
Expected holding period	5.7 years	3.6 years
Expected stock volatility	37.1%	36.9%
Expected dividend rate	0.0%	0.0%
The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on historical data of the Company. The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant.
The weighted average fair value of stock options granted during the six months ended June 30, 2005 and 2006 was $7.24 and $10.95, respectively.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123(R):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousand except per share data)
Net income, as reported	$10,145	$16,530
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	576	2,035

Pro-forma net income	$9,569	$14,495

Net income per common share
Basic, as reported	$0.34	$0.56
Basic, pro forma	$0.32	$0.49
Diluted, as reported	$0.33	$0.54
Diluted, pro forma	$0.31	$0.48
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

	December 31, 2005	June 30, 2006
	(In thousands)
Raw material and supplies	$16,054	$18,413
Work-in-process	1,819	3,011
Finished portable storage units	5,617	9,433

	$23,490	$30,857

NOTE F – Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consist of the following at:

	December 31, 2005	June 30, 2006
	(In thousands)
Land	$772	$772
Vehicles and equipment	38,867	41,459
Buildings and improvements	8,905	9,698
Office fixtures and equipment	7,296	8,807

	55,840	60,736
Less accumulated depreciation	(19,792)	(21,719)

	$36,048	$39,017

NOTE G — Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2005, the lease fleet totaled $589.3 million as compared to $675.6 million at June 30, 2006, before accumulated depreciation of $38.8 million and $43.7 million, respectively.
Lease fleet consists of the following at:

	December 31, 2005	June 30, 2006
	(In thousands)
Steel storage containers	$347,494	$392,557
Offices	238,069	279,725
Van trailers	3,252	2,952
Other	494	377

	589,309	675,611
Less accumulated depreciation	(38,845)	(43,756)

	$550,464	$631,855

NOTE H – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe there will be a significant impact on our results of operations. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
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
The tables below represent our revenue and long-lived assets as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
United States	$50,019	$62,480	$95,416	$118,466
Other Nations	382	3,818	728	4,252

Total revenues	$50,401	$66,298	$96,144	$122,718

Long-lived assets:

	December 31, 2005	June 30, 2006
United States	$580,595	$648,009
Other Nations	5,917	22,863

Total long-lived assets	$586,512	$670,872

NOTE I – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$10,145	$7,658	$16,530	$15,862
Net unrealized holding gain (loss) on derivatives	(280)	69	207	233
Foreign currency translation adjustment	(89)	109	(87)	114

Total comprehensive income	$9,776	$7,836	$16,650	$16,209

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2005	June 30, 2006
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$646	$880
Foreign currency translation adjustment	484	597

Total accumulated other comprehensive income	$1,130	$1,477

NOTE J – On February 17, 2006, we modified our revolving credit facility and entered into a $350.0 million Second Amended and Restated Loan and Security Agreement with our lenders. The Second Amended credit facility covered approximately $173.9 million of outstanding obligations under the previous amendment. The modified credit facility is scheduled to expire in February 2011.
NOTE K – In March 2006, pursuant to a public offering, we issued 4.6 million shares of our common stock (which includes 600,000 shares pursuant to exercise by the underwriters of an over-allotment option). We received net offering proceeds of approximately $120.3 million at the end of March 2006.
NOTE L – On March 13, 2006, we entered into a Share Purchase Agreement with Triton CSA International B.V., to acquire three companies of the Royal Wolf Group. The entities were: (i) A Royal Wolf Portable Storage, Inc., operating in the United States; (ii) Royalwolf Trading (UK) Limited, operating in the United Kingdom; and (iii) Royal Wolf Containers B.V., operating in The Netherlands. The acquisition of these businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies or pro forma information for periods prior to the acquisition. The transaction closed on April 28, 2006.
In May 2006, we acquired the portable storage assets of L&L Surplus of Utica, Inc., a privately-owned leasing company operating in the central portion of the State of New York, and the portable storage assets of HOC-Express, Inc., a privately-owned company operating in the metropolitan area of Wichita, Kansas. In June 2006, we acquired the portable storage assets of Affordable LLC, operating primarily in the southwestern portion of Alabama. The acquired assets of Affordable LLC, are serviced by our Pensacola branch that conducts business for the Gulf Coast and surrounding regions.
We paid cash of approximately $59.5 million and assumed certain liabilities in connection with these transactions. At June 30, 2006, the Company operates 54 branches in the United States, one in Canada, six in the United Kingdom, and one in The Netherlands.
The acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations, and the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following, in thousands:

Cash	$59,411
Other acquisition costs	85

Total	$59,496

The fair value of the assets purchased as been allocated as follows, in thousands:

Tangible assets	$39,475
Intangible assets:
Customer-related	3,906
Trade names	180
Goodwill	23,387
Assumed liabilities	(7,452)

Total	$59,496

The purchase prices for acquisitions have been allocated to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations are finalized.
The intangible assets are amortized on an accelerated basis over 11 years.
NOTE M — On May 4, 2006, we redeemed 35% of the $150.0 million aggregate principal amount outstanding of our 9 1/2% Senior Notes. The redemption price was 109.5% of the principal balance redeemed plus accrued and unpaid interest thereon. In conjunction with this redemption we recorded debt extinguishment costs of approximately $6.4 million with respect to the premium paid and the portion of debt issuance costs relating to the debt paid.

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
The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. As a result of that acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at the 10 locations in the United States where there was branch overlap as a result of the acquisition. The acquisition included approximately 18,000 portable storage containers, offices and related rental assets. The results of operations at these acquired locations, as well as the other acquisitions we concluded in the second quarter of 2006, are included in our discussions below.
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
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, has decreased and is currently approximately 10% of revenues.
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
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 35% of our units on rent at December 31, 2005, and because of the degree of our operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of revenues from the non-residential construction sector of our customer base. The lower-than-historical growth rates in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. Beginning in 2004, the level of non-residential construction activity in the U.S. leveled off and rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased in 2004, 2005 and during the first two quarters of 2006.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. We achieved an internal growth rate in 2005 of 25.3% and 22.8% during the first six months of 2006. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
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
We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the interest rate in effect at any point in time.
EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense – because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinquishment expense – as defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes – EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization – because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)
EBITDA	$24,548	$28,618	$43,583	$52,179
Senior Note redemption premiums	—	(4,987)	—	(4,987)
Interest paid	(1,756)	(3,827)	(11,011)	(14,726)
Income and franchise taxes paid	(129)	(46)	(216)	(111)
Amortization of share-based compensation	—	781	—	1,535
Gain on sale of lease fleet units	(932)	(1,301)	(1,722)	(2,232)
Loss on disposal of property, plant and equipment	17	11	434	40
Deferred income taxes	125	(131)	197	(133)

Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,283)	(5,369)	(2,088)	(3,892)
Inventories	(6,039)	(1,370)	(8,621)	(2,373)
Deposits and prepaid expenses	1,166	287	1,253	294
Other assets and intangibles	(5)	207	21	(3)
Accounts payable and accrued liabilities	4,419	6,403	5,120	3,698

Net cash provided by operating activities	$20,131	$19,276	$26,950	$29,289

EBITDA is calculated as follows, without further adjustment, for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands except percentages)
Net income	$10,145	$7,658	$16,530	$15,862
Interest expense	5,630	5,740	11,150	12,186
Debt extinguishment expense	—	6,425	—	6,425
Provision for income taxes	5,634	4,791	9,716	10,114
Depreciation and amortization	3,139	4,004	6,187	7,592

EBITDA	$24,548	$28,618	$43,583	$52,179

EBITDA margin(1)	48.7%	43.2%	45.3%	42.5%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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
The table below summarizes those transactions that increased the net value of our lease fleet from $550.5 million at December 31, 2005, to $631.9 million at June 30, 2006:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2005, net	$550,464	116,317

Purchases:
Container purchases and containers obtained through acquisitions, including freight	30,274	20,081

Manufactured units:
Steel storage containers, combination office units and steel security offices	19,854	2,532
Wood mobile offices	27,229	1,063

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	3,968	1,184	(1)
Refurbishment or customization of 1,827 units purchased in a prior year	5,644	1,026	(2)
Refurbishment or customization of 275 units obtained through acquisition in a prior year	2,847	154	(3)

Other	923	167
Cost of sales from lease fleet	(4,055)	(1,714)
Depreciation	(5,293)

Lease fleet at June 30, 2006, net	$631,855	140,810

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.
The table below outlines the composition of our lease fleet at June 30, 2006:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$392,557	118,823
Offices	279,725	19,886
Van trailers	2,952	2,101
Other	377
Accumulated depreciation	(43,756)

	$631,855	140,810

Our most recent fair market value and orderly liquidation value appraisals were conducted in January 2006. In April 2006, we had appraisals completed for the United Kingdom assets acquired from Royal Wolf. At June 30, 2006, based on these appraisal values, the fair market value of our lease fleet was approximately 120.5% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $544.8 million, which equates to 86.2% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006, Compared to
Three Months Ended June 30, 2005
Total revenues for the quarter ended June 30, 2006, increased by $15.9 million, or 31.5%, to $66.3 million from $50.4 million for the same period in 2005. Leasing revenues for the quarter increased by $14.1 million, or 31.0%, to $59.3 million from $45.3 million for the same period in 2005. This increase resulted from a 2.2% increase in the average rental yield per unit and a 28.2% increase in the average number of units on lease compared to the 2005 second quarter. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units acquired in acquisitions, which were on average smaller and were not refurbished. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 22.4% for the three months ended June 30, 2006, as compared to 26.1% for the comparable three-month period of 2005. Our sales of portable storage and office units for the three months ended June 30, 2006, increased by 35.0% to $6.6 million from $4.9 million during the same period in 2005 and is primarily attributed to sales at the European operations that we acquired through Royal Wolf. As a percentage of total revenues, leasing revenues for the quarter ended June 30, 2006, represented 89.5% as compared to 89.8% for the same period in 2005. The 0.3% decline is attributed to the higher revenue ratio of sales to total revenue in our European operations. Our leasing business continues to be our primary focus and has become an increasing part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired branches to our business model.
Cost of sales are the costs related to the sales revenues only. Cost of sales for the quarter ended June 30, 2006, increased to 63.0% of sales from 62.1% of sales in the same period in 2005. Our gross margin was fairly steady and at a higher-than-typical level during both periods.
Leasing, selling and general expenses increased $7.9 million, or 30.2%, to $33.8 million for the quarter ended June 30, 2006, from $26.0 million for the same period in 2005. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.1% for the quarter ended June 30, 2006, from 51.6% for the same period in 2005. Included in this expense during the 2006 quarter is approximately $0.8 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for Mobile Mini on January 1, 2006. Excluding the share-based compensation expense, our leasing, selling and general expenses would have increased by $7.1 million, or 27.2%, for the quarter ended June 30, 2006, as compared with the same period in 2005. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next several months, we anticipate our leasing, selling and general expenses will increase as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model. As mentioned above, as these branches mature their profitability will increase significantly. Leasing, selling and general expense for the quarter ended June 30, 2006, also includes the costs of the 12 new branches we opened after June 30, 2005. In addition to the share-based compensation expense, the major increases in leasing, selling and general expenses for the quarter ended June 30, 2006, were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense, including costs related to our office units, associated with maintaining the high level of utilization achieved in 2005, and delivery and freight costs, including fuel, which we were able to pass onto our customers in the form of higher delivery charges.
EBITDA increased by $4.1 million, or 16.6%, to $28.6 million for the quarter ended June 30, 2006, compared to $24.5 million for the same period in 2005. EBITDA, excluding $0.8 million of share-based compensation expense during the 2006 quarter and excluding the $3.2 million other income in the 2005 quarter, increased $8.0 million or 37.5%, to $29.4 million.
Depreciation and amortization expenses increased $0.9 million, or 27.5%, to $4.0 million in the quarter ended June 30, 2006, from $3.1 million during the same period in 2005. The increase is primarily due to the growth in lease fleet over the last year in order to meet increased demand and market expansion. Since June 30, 2005, our lease fleet cost basis for depreciation increased by approximately $151.5 million.
Other income in the 2005 quarter, represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.
Interest expense was $5.7 million for the quarter ended June 30, 2006 compared to $5.6 million for the same period in 2005. Although interest rates had been increasing since June 2005, during 2006 a portion of the net proceeds of an equity offering were used to redeem $52.5 million of our higher interest-bearing 9 1/2% Senior Notes. The reduction in interest expense resulting from this redemption was partially offset by a $43.1 million increase in net borrowings under our credit line since June 30, 2005. Our average debt outstanding for the three months ended June 30, 2006, compared to the same period in 2005, decreased by 0.6%, primarily due to the repayment of debt with the proceeds of our equity offering in March 2006, which was offset by borrowings to fund acquisitions and a portion of our lease fleet growth. The remainder of the growth of the lease fleet was funded by operating cash flow. The weighted average interest rate on our debt for the three months ended June 30, 2006, was 7.7% compared to 7.6% for the three months ended June 30, 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 8.0% in the 2006 quarter and 7.9% in the 2005 quarter.

Debt extinguishment expense in the 2006 quarter represents the portion of deferred loan costs and the redemption premium on 35% of the $150.0 million aggregate principal amount of outstanding Senior Notes that we redeemed in May 2006.
Provision for income taxes was based on a blended annual effective tax rate of 38.5% in the quarter ended June 30, 2006, as compared to 39.0% during the same period in 2005. Our 2006 second quarter consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. As our foreign operations grow in profitability, our blended tax rate should be lower. Our 2005 second quarter tax provision includes a $0.5 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.
Net income for the three months ended June 30, 2006, was $7.7 million compared to net income of $10.1 million for the same period in 2005. Our 2006 second quarter net income results were primarily achieved by our 31.5% increase in revenues and the operating leverage associated with this growth, partially offset by the $0.8 million, ($0.5 million after tax), charge for share-based compensation and the $6.4 million ($4.0 million after tax) for debt extinguishment expense related to the partial redemption of our Senior Notes. Our 2005 second quarter net income also includes the proceeds from a settlement agreement of $3.2 million ($1.9 million after tax) and the effect of the tax benefit discussed above.
Six Months Ended June 30, 2006 compared to
Six Months Ended June 30, 2005
Total revenues for the six months ended June 30, 2006, increased by $26.6 million, or 27.6%, to $122.7 million from $96.1 million for the same period in 2005. Leasing revenues for the six months increased by $24.2 million, or 27.9%, to $110.9 million from $86.7 million for the same period in 2005. This increase resulted from a 4.3% increase in the average rental yield per unit and a 22.6% increase in the average number of units on lease compared to the same period in 2005. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units acquired in acquisitions, which were on average smaller and were not refurbished. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, was 22.8% for the six months ended June 30, 2006, as compared to 27.2% for the six-month period of 2005. Our sales of portable storage and office units for the six months ended June 30, 2006 increased by 25.4% to $11.1 million from $8.9 million during the same period in 2005. This increase is primarily attributed to sales at the European operations that we acquired through Royal Wolf. As a percentage of total revenues, leasing revenues for the six months ended June 30, 2006, represented 90.3% as compared to 90.1% for the same period in 2005. The minor increase of 0.2% is attributed to the higher revenue ratio of sales to total revenue in our European operations. Our leasing business continues to be our major focus and has become an increasing part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired branches to our business model.
Cost of sales are the costs related to the sales revenue only. Cost of sales for the six months ended June 30, 2006, increased to 63.6% of sales from 62.7% of sales in the same period of 2005. Our gross margin was fairly steady and at a higher-than-typical level during both periods.
Leasing, selling and general expenses increased $13.7 million, or 27.3%, to $63.8 million for the six months ended June 30, 2006, from $50.2 million for the same period in 2005. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 52.0% for the six months ended June 30, 2006, from 52.2% for the same period in 2005. Included in this expense for the six-month period ended June 30, 2006, is approximately $1.5 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for Mobile Mini on January 1, 2006. Excluding the share-based compensation expense, our leasing, selling and general expenses would have increased by $12.1 million, or 24.2%, for the period ended June 30, 2006, as compared with the same period in 2005. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next several months, we anticipate our leasing, selling and general expenses will increase as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model.

As mentioned above, as these branches mature their profitability will increase significantly. Leasing, selling and general expense for the period ended June 30, 2006, also includes the costs of the 12 new branches we opened after June 30, 2005. In addition to the share-based compensation expense, the major increases in leasing, selling and general expenses for the six months ended June 30, 2006 were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense, including costs related to our office units, associated with maintaining the high level of utilization achieved in 2005, delivery and freight costs, including fuel, which we were able to pass onto our customers in the form of higher delivery charges, and certain insurance expenses.
EBITDA increased by $8.6 million, or 19.7%, to $52.2 million for the six months ended June 30, 2006, compared to $43.6 million for the same period in 2005. EBITDA, excluding $1.5 million of share-based compensation expense during 2006 and excluding the $3.2 million other income in 2005, increased $13.3 million or 32.9% to $53.7 million.
Depreciation and amortization expenses increased $1.4 million, or 22.7% to $7.6 million in the six months ended June 30, 2006, from $6.2 million during the same period in 2005. The increase is primarily due to the growth in our lease fleet over the last year in order to meet increased demand. Since June 30, 2005, our lease fleet cost basis for depreciation increased by approximately $151.5 million.
Other income in 2005, represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.
Interest expense increased $1.0 million, or 9.3%, to $12.2 million for the six months ended June 30, 2006, compared to $11.2 million for the same period in 2005. This increase resulted primarily from higher debt levels during the six months ended June 30, 2006. During the eighteen months ended June 30, 2006, the Company invested $154.2 million in net additions to its lease fleet and $66.5 million in acquisitions. These additions were funded through cash flow from operations, the equity offering, and additional borrowings. The weighted average interest rate on our debt for the six months ended June 30, 2006 and 2005, was 7.8% and 7.6%, respectively, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 8.0% in the 2006 six months and 7.9% in the 2005 six-month period. This slight reduction in interest rates resulted from the redemption of $52.5 million of our 9 1/2% Senior Notes in May 2006, which was offset by higher interest rates on our variable rate line of credit.
Debt extinguishment expense in the 2006 period represents the portion of deferred loan costs and the redemption premium on 35% of the $150.0 million aggregate principal amount of outstanding Senior Notes that we redeemed in May 2006.
Provision for income taxes was based on a blended annual effective tax rate of 38.9% in the six months ended June 30, 2006, as compared to an annual effective tax rate of 39.0% during the same period in 2005. Our 2006 consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. As our foreign operations grow in profitability, our blended tax rate should be lower. Our 2005 tax provision includes a $0.5 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.
Net income for the six months ended June 30, 2005, was $15.9 million compared to net income of $16.5 million for the same period in 2005. Our 2006 net income results were primarily achieved by our 27.6% increase in revenues and the operating leverage associated with this growth, partially offset by the $1.5 million, ($1.0 million after tax), charge for share-based compensation and the $6.4 million ($4.0 million after tax) for debt extinguishment expense related to the partial redemption of our Senior Notes. Our 2005 net income also includes the proceeds from a settlement agreement of $3.2 million ($1.9 million after tax) and the effect of the tax benefit discussed above.
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
In March 2006, we completed a public offering of 4.6 million shares of our common stock (the “Equity Offering”), which provided net proceeds to us of approximately $120.3 million. We used $57.5 million of the proceeds to redeem $52.5 million principal amount of our 9 1/2% Senior Notes and the remainder to temporarily pay down our line of credit.
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
During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, the Equity Offering and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our $350.0 million revolving credit facility and our equity offering completed in March 2006. During the six months ended June 30, 2006, we had net additional borrowings under our credit facility of approximately $23.2 million, as compared to $12.1 million for the same period in 2005. This increase was used in conjunction with cash provided by operating activities to fund the $60.4 million additions in our lease fleet during the six months ended June 30, 2006, to complete acquisitions in the second quarter of 2006 totaling $59.5 million and to redeem 35% of our 9 1/2% Senior Notes at a redemption price of $57.5 million in the aggregate. We financed the acquisitions and the Senior Notes redemption with a portion of the approximately $120.3 million of net proceeds from our equity offering and used the remainder of the net proceeds to reduce borrowings under our credit facility. As of July 31, 2006, borrowings outstanding under our credit facility were approximately $191.3 million.
Operating Activities. Our operations provided net cash flow of $29.3 million for the six months ended June 30, 2006, compared to $27.0 million during the same period in 2005. The $2.3 million increase in cash generated by operations in 2006, in addition to pre-tax income, is primarily the result of a non-cash charge of $1.5 million related to share-based compensation expense, and a $1.4 million non-cash debt extinguishment expense. In 2006, cash provided by operating activities was negatively affected by the $5.0 million premium paid for redeeming 35% of our 9 1/2% Senior Notes, while in 2005 cash provided by operating activities was positively influenced by a one-time event of $3.2 million in other income. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels. In 2006, a $5.9 million increase in accounts receivable, due to growth in our leasing activities, was partially offset with a $1.6 million increase in accounts payable.
Investing Activities. Net cash used in investing activities was $117.5 million for the six months ended June 30, 2006, compared to $41.2 million for the same period in 2005. Capital expenditures for acquisition of businesses were $59.5 million for the six months ended June 30, 2006. We did not complete any acquisitions for the same period in 2005. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $54.2 million for the six months ended June 30, 2006, and $39.6 million for the same period in 2005. The capital expenditures increase for our lease fleet is primarily due to an increase in demand for our products, requiring us to purchase and refurbish more containers and offices. During the six months ended June 30, 2006, we were able to meet a portion of the increased leasing demand by utilizing previously idle units. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $3.8 million for the six months ended June 30, 2006 compared to the $1.8 million for the same period in 2005. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $90.5 million during the six months ended June 30, 2006, compared to $14.5 million for the same period in 2005. In 2006, we received approximately $120.3 million in net proceeds from a public offering of 4.6 million shares of our common stock and in 2006 and 2005 we received approximately $1.8 million and $3.2 million, respectively, from exercises of employee stock options. In 2006, we spent $52.5 million to redeem 35% of the aggregate outstanding principal balance of our 9 1/2% Senior Notes. Also, during the six months ended June 30, 2006 and 2005, net cash provided by financing activities was provided by our revolving credit facility and was used together with cash flow generated from operations to fund our expansion of the lease fleet. On February 17, 2006, we amended our $250.0 million revolving credit facility through a modification of the credit facility which, among other things, increased the amount of the facility to $350.0 million. The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinquishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The initial borrowing rate under the modified credit facility was LIBOR plus 1.50% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread on our non-prime borrowings, based on our June 30, 2006 quarterly results, will decrease by 0.25% effective August 1, 2006.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in comprehensive income for the six months ended June 30, 2006, of $0.2 million, net of applicable income taxes of $0.1 million.
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
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment. Currently, we have two small capital lease commitments related to office equipment.
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
Share-Based Compensation. As part of our adoption of SFAS No. 123(R) effective January 1, 2006, we are required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model, such as the expected stock-price volatility, expected holding period and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense or income tax expense, which could be material to our results of operations.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)
As Reported:
Net income	$10,145	$7,658	$16,530	$15,862
Diluted earnings per share	$0.33	$0.21	$0.54	$0.47

As adjusted for change in estimates:
Net income	$10,049	$7,464	$16,325	$15,552
Diluted earnings per share	$0.33	$0.21	$0.54	$0.46
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
When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We operate in one reportable segment, which is comprised of one reporting unit and pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, all of our goodwill has been assigned to the enterprise as a whole. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the annual required impairment tests for goodwill at December 31, 2005, and determined that the carrying amount of goodwill was not impaired as of that date. We will perform this test in the future as required by SFAS No. 142.
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

		Useful	Three Months Ended		Six Months Ended
	Salvage	Life in	June 30,		June 30,
	Value	Years	2005	2006	2005	2006
			(In thousands except per share data)
As Reported:	62.5%	25
Net income			$10,145	$7,658	$16,530	$15,862
Diluted earnings per share			$0.33	$0.21	$0.54	$0.47

As adjusted for change in estimates:	70%	20
Net income			$10,146	$7,658	$16,531	$15,862
Diluted earnings per share			$0.33	$0.21	$0.54	$0.47

As adjusted for change in estimates:	50%	20
Net income			$9,512	$6,883	$15,291	$14,344
Diluted earnings per share			$0.31	$0.19	$0.50	$0.42

As adjusted for change in estimates:	40%	40
Net income			$10,145	$7,658	$16,530	$15,862
Diluted earnings per share			$0.33	$0.21	$0.54	$0.47

As adjusted for change in estimates:	30%	25
Net income			$9,322	$6,650	$14,917	$13,888
Diluted earnings per share			$0.31	$0.18	$0.49	$0.41

As adjusted for change in estimates:	25%	25
Net income			$9,195	$6,495	$14,669	$13,585
Diluted earnings per share			$0.30	$0.18	$0.43	$0.40
Insurance Reserves. Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies; and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.
Contingencies. We are a party to various claims and litigation in the normal course of business. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidated financial position.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS No. 154 on January 1, 2006, and do not expect it to have a material effect on our results of operations or financial condition.
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2006, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the six months ended June 30, 2006, in accordance with SFAS No. 133, comprehensive income included $0.2 million, net of applicable income taxes of $0.1 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. At June 30, 2006, we have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro Dollar. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we would expect the foreign exchange impact may be more volatile with our European operations.
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2005, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A. of that filing under the heading “Risk Factors.” You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 28, 2006, in Phoenix, Arizona. On the record date for the annual meeting, 35,250,490 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	(In thousands)
	For	Withheld
Election of Directors, each to serve a three-year term:
Stephen A McConnell	33,091	515
Jeffrey S. Goble	33,109	497

				Broker
	For	Against	Withheld	Non-Votes
Approval of the 2006 Equity Incentive Plan:	27,274	2,280	218	3,834

Ratification of appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006:	32,880	605	121
In addition to the election of two directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors were Steven G. Bunger, Ronald J. Marusiak, Lawrence Trachtenberg, and Michael L. Watts.
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

MOBILE MINI, INC.

Date: August 9, 2006	/s/ Lawrence Trachtenberg

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