Form 10-Q
period 2006-09-30
MOBILE MINI INC
filed 2006-11-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At October 30, 2006, there were outstanding 35,671,114 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		PAGE
		NUMBER
	PART I.
	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets December 31, 2005 and September 30, 2006 (unaudited)	3

	Condensed Consolidated Statements of Income (unaudited):
	Three Months ended September 30, 2005 and September 30, 2006	4
	Nine months ended September 30, 2005 and September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2005 and September 30, 2006	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

	PART II.
	OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

	SIGNATURES
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value data)

	December 31, 2005	September 30, 2006
	(Note A)	(unaudited)
ASSETS

Cash and cash equivalents	$207	$2,028
Receivables, net of allowance for doubtful accounts of $3,234 and $5,213 at December 31, 2005 and September 30, 2006, respectively	24,538	36,566
Inventories	23,490	30,240
Lease fleet, net	550,464	664,723
Property, plant and equipment, net	36,048	41,945
Deposits and prepaid expenses	7,669	9,715
Other assets and intangibles, net	6,230	10,305
Goodwill	56,311	80,703

Total assets	$704,957	$876,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$17,481	$22,736
Accrued liabilities	35,576	41,092
Line of credit	157,926	194,886
Notes payable	659	1,119
Obligations under capital leases	—	42
Senior Notes	150,000	97,500
Deferred income taxes	75,340	94,103

Total liabilities	436,982	451,478

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 30,618 and 35,671 issued and outstanding at December 31, 2005 and September 30, 2006, respectively	306	357
Additional paid-in capital	141,855	266,728
Deferred share-based compensation	(2,258)	—
Retained earnings	126,942	155,695
Accumulated other comprehensive income	1,130	1,967

Total stockholders’ equity	267,975	424,747

Total liabilities and stockholders’ equity	$704,957	$876,225

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30,
	2005	2006
Revenues:
Leasing	$48,745	$65,595
Sales	4,122	8,071
Other	279	323

Total revenues	53,146	73,989

Costs and expenses:
Cost of sales	2,538	5,109
Leasing, selling and general expenses	29,012	37,310
Depreciation and amortization	3,251	4,380

Total costs and expenses	34,801	46,799

Income from operations	18,345	27,190

Other income (expense):
Interest income	1	9
Interest expense	(5,849)	(5,693)
Foreign currency exchange	—	(1)

Income before provision for income taxes	12,497	21,505
Provision for income taxes	4,874	8,615

Net income	$7,623	$12,890

Earnings per share:
Basic	$0.25	$0.36

Diluted	$0.25	$0.35

Weighted average number of common and common share equivalents outstanding:
Basic	29,979	35,448

Diluted	30,962	36,607

See accompanying notes to the condensed consolidated financial statements

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Nine Months Ended September 30,
	2005	2006
Revenues:
Leasing	$135,413	$176,460
Sales	12,987	19,189
Other	889	1,058

Total revenues	149,289	196,707

Costs and expenses:
Cost of sales	8,097	12,175
Leasing, selling and general expenses	79,182	101,156
Depreciation and amortization	9,439	11,972

Total costs and expenses	96,718	125,303

Income from operations	52,571	71,404

Other income (expense):
Interest income	11	433
Other income	3,160	—
Interest expense	(16,999)	(17,880)
Debt extinquishment expense	—	(6,425)
Foreign currency exchange	—	(51)

Income before provision for income taxes	38,743	47,481
Provision for income taxes	14,590	18,728

Net income	$24,153	$28,753

Earnings per share:
Basic	$0.81	$0.85

Diluted	$0.79	$0.82

Weighted average number of common and common share equivalents outstanding:
Basic	29,667	33,792

Diluted	30,656	34,975

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash Flows From Operating Activities:
Net income	$24,153	$28,753
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinquishment expense	—	1,438
Provision for doubtful accounts	1,787	3,221
Provision for loss from natural disasters	1,710	—
Amortization of deferred financing costs	622	636
Amortization of share-based compensation	—	2,298
Depreciation and amortization	9,439	11,972
Gain on sale of lease fleet units	(2,518)	(3,605)
Loss on disposal of property, plant and equipment	475	65
Deferred income taxes	14,411	17,862
Foreign currency exchange rate loss	—	51
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,832)	(11,929)
Inventories	(8,891)	(1,774)
Deposits and prepaid expenses	(933)	(1,637)
Other assets and intangibles	(8)	164
Accounts payable	3,251	700
Accrued liabilities	1,147	1,000

Net cash provided by operating activities	38,813	49,215

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(7,010)	(59,507)
Additions to lease fleet, excluding acquisitions	(76,582)	(97,718)
Proceeds from sale of lease fleet units	6,835	9,853
Additions to property, plant and equipment, excluding acquisitions	(4,021)	(8,091)
Proceeds from sale of property, plant and equipment	54	111
Change in other assets	157	—

Net cash used in investing activities	(80,567)	(155,352)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	30,678	36,952
Proceeds from issuance of notes payable	935	1,230
Redemption of Senior Notes	—	(52,500)
Deferred financing costs	(1)	(1,664)
Principal payments on notes payable	(1,008)	(719)
Principal payments on capital lease obligations	—	(9)
Net issuance of common stock	10,472	124,620

Net cash provided by financing activities	41,076	107,910

Effect of exchange rate changes on cash	215	48

Net (decrease) increase in cash	(463)	1,821
Cash at beginning of period	759	207

Cash at end of period	$296	$2,028

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited (charged) to equity	$570	$(54)

See accompanying notes to the condensed consolidated financial statement

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
The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2005 consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing our tax positions taken and any related effect, as prescribed by FIN 48, that the adoption of this Statement will have on our results of operations or financial condition.
In September 2006, the FASB issued SFAS No.157 Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require that any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB 108 in the fourth quarter of 2006. We are currently evaluating the guidance in this Bulletin as to the effect, if any, on our results of operations or financial condition.

NOTE C – Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options into common stock. The following table shows the computation of earnings per share for the three-month period and nine-month period ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands except earnings per share data)
BASIC:
Common stock outstanding, beginning of period	29,688	35,284	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	291	164	301	3,271

Weighted average number of shares outstanding	29,979	35,448	29,667	33,792

Net income available to common shareholders	$7,623	$12,890	$24,153	$28,753

Earnings per share	$0.25	$0.36	$0.81	$0.85

DILUTED:
Common stock outstanding, beginning of period	29,688	35,284	29,366	30,521
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	291	164	301	3,272
Employee stock options assumed converted during the period ended September 30,	983	1,159	989	1,182

Weighted average number of shares outstanding	30,962	36,607	30,656	34,975

Net income available to common shareholders	$7,623	$12,890	$24,153	$28,753

Earnings per share	$0.25	$0.35	$0.79	$0.82

For the three months ended September 30, 2005 and 2006, options to purchase 60,000 and 484,600 shares, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2005 and 2006, options to purchase 60,000 and 478,350 shares, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The table above excludes 96,668 and 27,350 nonvested share awards granted in 2005 and 2006, respectively.

NOTE D –
Share-Based Compensation
At September 30, 2006, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Under APB Opinion No. 25, we did not recognize compensation cost in connection with stock options granted at market price, and we disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions to be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Other than nonvested share awards, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.
The adoption of SFAS No. 123(R) and nonvested share expense reduced income before income tax expense for the three-month and nine-month periods ended September 30, 2006, by approximately $0.8 million, and $2.3 million, respectively. It reduced net income for the three-month and nine-month periods ended September 30, 2006 by approximately $0.5 million and $1.7 million, respectively. As a result, basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 were each reduced by approximately $0.02 and $0.05, respectively.
In December 2005, the Company awarded 96,668 nonvested shares of the Company’s common stock with a weighted average fair value of $23.56 per share based upon the closing price of our common stock on the date of the award. In the second quarter of 2006, the Company awarded 27,350 nonvested shares of the Company’s common stock with a weighted average fair value of $33.75 per share based upon the closing price of our common stock on the date of the award. The total value of the award is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. The nonvested share awards vest in equal annual installments over a five year period. Share-based compensation expense related to nonvested share awards outstanding during the three month period and nine month period ended September 30, 2006, was approximately $0.1 million and $0.4 million, respectively. As of September 30, 2006, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $2.8 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no shares vested or shares forfeited in the nine months ended September 30, 2006.
The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows as a change in deferred income tax in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of September 30, 2006, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards.
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(In thousands)	Price	(In years)	(In thousands)
Balance at December 31, 2005	2,964	$14.00
Granted	93	31.87
Exercised	(426)	9.99
Terminated/expired	(60)	19.65

Balance at September 30, 2006	2,571	$15.18	6.73	$34,361

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $8.5 million.
A summary of fully-vested stock options and stock options expected to vest, as of September 30, 2006, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding	2,345	$14.72	6.6	$32,375
Exercisable	1,474	$13.64	5.7	$21,779
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Nine Months Ended
	September 30
	2005	2006
Risk-free interest rate	4.10%	5.06%
Expected holding period	5.52 years	3.37 years
Expected stock volatility	35.80%	36.25%
Expected dividend rate	0.00%	0.00%
The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on historical data of the Company. The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant.
The weighted average fair value of stock options granted during the nine months ended September 30, 2005 and 2006 was $8.01 and $10.33, respectively.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123(R):

	Three Months
	Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousand except per share data)
Net income, as reported	$7,623	$24,153
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	351	2,386

Pro-forma net income	$7,272	$21,767

Earnings per share:
Basic, as reported	$0.25	$0.81
Basic, pro forma	$0.24	$0.73
Diluted, as reported	$0.25	$0.79
Diluted, pro forma	$0.23	$0.71
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

	December 31, 2005	September 30, 2006
	(In thousands)
Raw material and supplies	$16,054	$18,507
Work-in-process	1,819	2,719
Finished portable storage units	5,617	9,014

	$23,490	$30,240

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

	December 31, 2005	September 30, 2006
	(In thousands)
Land	$772	$772
Vehicles and equipment	38,867	44,379
Buildings and improvements	8,905	10,230
Office fixtures and equipment	7,296	9,542

	55,840	64,923
Less accumulated depreciation	(19,792)	(22,978)

	$36,048	$41,945

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
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2005, the lease fleet totaled $589.3 million as compared to $711.4 million at September 30, 2006, before accumulated depreciation of $38.8 million and $46.7 million, respectively.
Lease fleet consists of the following at:

	December 31, 2005	September 30, 2006
	(In thousands)
Steel storage containers	$347,494	$407,738
Offices	238,069	300,269
Van trailers	3,252	2,847
Other	494	542

	589,309	711,396
Less accumulated depreciation	(38,845)	(46,673)

	$550,464	$664,723

NOTE H – The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe this will be a significant impact on our results of operations. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area relative to each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
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
The tables below represent our revenue and long-lived assets as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
United States	$52,749	$68,118	$148,165	$186,584
Other Nations	397	5,871	1,124	10,123

Total revenues	$53,146	$73,989	$149,289	$196,707

Long-lived assets:

	December 31, 2005	September 30, 2006
United States	$580,595	680,248
Other Nations	5,917	26,420

Total long-lived assets	$586,512	$706,668

NOTE I – Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$7,623	$12,890	$24,153	$28,753
Net unrealized holding gain (loss) on derivatives	362	(287)	570	(54)
Foreign currency translation adjustment	219	778	131	891

Total comprehensive income	$8,204	$13,381	$24,854	$29,590

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2005	September 30, 2006
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$646	$592
Foreign currency translation adjustment	484	1,375

Total accumulated other comprehensive income	$1,130	$1,967

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
We also acquired businesses through asset purchase agreements. In May 2006, we acquired the portable storage assets of L&L Surplus of Utica, Inc., a privately-owned leasing company operating in the central portion of the State of New York, and the portable storage assets of HOC-Express, Inc., a privately-owned company operating in the metropolitan area of Wichita, Kansas. In June 2006, we acquired the portable storage assets of Affordable LLC, operating primarily in the southwestern portion of Alabama. The acquired assets of Affordable LLC, are serviced by our Pensacola branch that conducts business for the Gulf Coast and surrounding regions.
We paid cash of approximately $59.5 million and assumed certain liabilities in connection with these transactions. At September 30, 2006, we operated 54 branches in the United States, one in Canada, six in the United Kingdom, and one in The Netherlands.
The acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations, and the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following, in thousands:

Cash	$59,411
Other acquisition costs	96

Total	$59,507

The fair value of the assets purchased as been allocated as follows, in thousands:

Tangible assets	$38,880
Intangible assets:
Customer-related	3,906
Trade names	180
Goodwill	23,983
Assumed liabilities	(7,442)

Total	$59,507

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
The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. As a result of that acquisition, we added two new locations in California, six locations in the United Kingdom and a location in The Netherlands. We also consolidated operations at the 10 locations in the United States where there was location overlap as a result of the acquisition. The acquisition included approximately 18,000 portable storage containers, offices and related rental assets. The results of operations at these acquired locations, as well as the other acquisitions we concluded in the second quarter of 2006, are included in our discussions below.
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
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 35% of our units on rent at December 31, 2005, and because of the degree of our operating leverage, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of revenues from the non-residential construction sector of our customer base. The lower-than-historical growth rates in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. Beginning in 2004, the level of non-residential construction activity in the U.S. leveled off and rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased in 2004, 2005 and through the first three quarters of 2006.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. We achieved an internal growth rate of 25.3% in 2005. During 2006, our internal growth rates were 23.2%, 22.4% and 19.5% for the first, second and third quarters, respectively. With third party forecasts calling for the level of non-residential construction activity to remain positive in 2007, but below 2006 levels, we currently expect that our internal growth rate will further moderate over the next few quarters, but remain well above levels experienced in 2002 and 2003. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)
EBITDA	$21,597	$31,578	$65,181	$83,758
Senior Note redemption premiums	—	—	—	(4,987)
Interest paid	(9,407)	(7,624)	(20,418)	(22,350)
Income and franchise taxes paid	(109)	(365)	(325)	(476)
Provision for loss from natural disasters	1,710	—	1,710	—
Amortization of share-based compensation	—	763	—	2,298
Gain on sale of lease fleet units	(795)	(1,373)	(2,518)	(3,605)
Loss on disposal of property, plant and equipment	41	25	475	65

Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,957)	(4,816)	(4,045)	(8,708)
Inventories	(270)	599	(8,891)	(1,774)
Deposits and prepaid expenses	(2,187)	(1,931)	(933)	(1,637)
Other assets and intangibles	(29)	167	(8)	164
Accounts payable and accrued liabilities	3,270	2,902	8,585	6,467

Net cash provided by operating activities	$11,864	$19,925	$38,813	$49,215

EBITDA is calculated as follows, without further adjustment, for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands except percentages)
Net income	$7,623	$12,890	$24,153	$28,753
Interest expense	5,849	5,693	16,999	17,880
Debt extinguishment expense	—	—	—	6,425
Provision for income taxes	4,874	8,615	14,590	18,728
Depreciation and amortization	3,251	4,380	9,439	11,972

EBITDA	$21,597	$31,578	$65,181	$83,758

EBITDA margin(1)	40.6%	42.7%	43.7%	42.6%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.

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

The table below summarizes those transactions that increased the net value of our lease fleet from $550.5 million at December 31, 2005, to $664.7 million at September 30, 2006:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2005, net	$550,464	116,317

Purchases:
Container purchases and containers obtained through acquisitions, including freight	35,358	22,443

Manufactured units:
Steel storage containers, combination office units and steel security offices	29,847	3,741
Wood mobile offices	39,945	1,572

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	7,899	1,846	(1)
Refurbishment or customization of 2,613 units purchased in a prior year	9,013	1,113	(2)
Refurbishment or customization of 1,119 units obtained through acquisition in a prior year	5,139	913	(3)

Other	1,064	211
Foreign currency translation	452
Cost of sales from lease fleet	(6,248)	(2,639)
Depreciation	(8,210)

Lease fleet at September 30, 2006, net	$664,723	145,517

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.
The table below outlines the composition of our lease fleet at September 30, 2006:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$407,738	122,478
Offices	300,269	20,996
Van trailers	2,847	2,043
Other	542
Accumulated depreciation	(46,673)

	$664,723	145,517

Our most recent fair market value and orderly liquidation value appraisals were conducted in January 2006. In April 2006, we had appraisals completed for the United Kingdom assets acquired from Royal Wolf. At September 30, 2006, based on these appraisal values, the fair market value of our lease fleet was approximately 120.0% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $570.2 million, which equates to 85.8% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.

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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006, Compared to
Three Months Ended September 30, 2005
Total revenues for the quarter ended September 30, 2006, increased by $20.8 million, or 39.2%, to $74.0 million from $53.1 million for the same period in 2005. Leasing revenues for the quarter increased by $16.9 million, or 34.6%, to $65.6 million from $48.7 million for the same period in 2005. This increase resulted from a 0.5% increase in the average rental yield per unit and a 33.9% increase in the average number of units on lease compared to the 2005 second quarter. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units added through acquisitions, which on the average were smaller, were not refurbished and were primarily storage containers rather than portable offices. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 19.5% for the three months ended September 30, 2006, as compared to 25.0% for the comparable three-month period of 2005. Our sales of portable storage and office units for the three months ended September 30, 2006, increased by 95.8% to $8.1 million from $4.1 million during the same period in 2005 and are primarily related to sales at our newer locations, both in the United Stated and especially in Europe. As a percentage of total revenues, leasing revenues for the quarter ended September 30, 2006, represented 88.7% as compared to 91.7% for the same period in 2005. This change is attributable to the higher level of sales activity at the operations we acquired in Europe. Our leasing business continues to be our primary focus and leasing revenues have become the preponderant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the quarter ended September 30, 2006, increased to 63.3% of sales from 61.6% of sales in the same period in 2005. Our gross margin was fairly steady and at a higher-than-typical level during both periods.
Leasing, selling and general expenses increased $8.3 million, or 28.6%, to $37.3 million for the quarter ended September 30, 2006, from $29.0 million for the same period in 2005. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 50.4% for the quarter ended September 30, 2006, from 54.6% for the same period in 2005. Included in this expense during the 2006 quarter is approximately $0.8 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for Mobile Mini on January 1, 2006. The 2005 expense amount includes $1.7 million related to Hurricane Katrina. Excluding both of these expenses, our leasing, selling and general expenses would have increased by $9.2 million, or 33.9%, for the quarter ended September 30, 2006, as compared with the same period in 2005. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next year, we anticipate our leasing, selling and general expenses will increase modestly as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model. In addition to the share-based compensation expense, the major increases in leasing, selling and general expenses for the quarter ended September 30, 2006, were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense, including costs related to our office units, costs associated with maintaining the high level of utilization achieved in 2005, and delivery and freight costs, including fuel, which we were able to pass onto our customers in the form of higher delivery charges.

EBITDA increased by $10.0 million, or 46.2%, to $31.6 million for the quarter ended September 30, 2006, compared to $21.6 million for the same period in 2005. EBITDA, adjusted to exclude $0.8 million of share-based compensation expense during the 2006 quarter and the $1.7 million Hurricane Katrina expense in the 2005 quarter, increased $9.1 million or 38.8%, to $32.3 million.
Depreciation and amortization expenses increased $1.1 million, or 34.7%, to $4.4 million in the quarter ended September 30, 2006, from $3.3 million during the same period in 2005. The increase is primarily due to the growth in lease fleet over the last year in order to meet increased demand and market expansion. Since September 30, 2005, our lease fleet cost basis for depreciation increased by approximately $152.6 million.
Interest expense remained stable at $5.7 million for the quarter ended September 30, 2006 and $5.8 million for the same period in 2005. Although interest rates had been increasing, during 2006, we used a portion of the net proceeds of our March 2006 equity offering to redeem $52.5 million of our higher interest-bearing 9 1/2% Senior Notes. The reduction in interest expense resulting from this redemption was partially offset by a $38.3 million increase in net borrowings under our credit line since September 30, 2005 which was used to fund growth of our lease fleet and acquisitions. The remainder of the growth of the lease fleet was funded by operating cash flow. Our average debt outstanding for the three months ended September 30, 2006, compared to the same period in 2005, decreased by 3.1%. The weighted average interest rate on our debt for the three months ended September 30, 2006 and 2005 was 7.6% each period, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.8% in the 2006 quarter and 7.9% in the 2005 quarter.
Provision for income taxes was based on a blended annual effective tax rate of 40.1% in the quarter ended September 30, 2006, as compared to 39.0% during the same period in 2005. Our 2006 third quarter consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. The tax provision rate in the third quarter of 2006 was higher than the same period in 2005 primarily due to increased permanent differences as a result of the adoption of SFAS No. 123R.
Net income for the three months ended September 30, 2006, was $12.9 million compared to net income of $7.6 million for the same period in 2005. Our 2006 third quarter net income results were primarily achieved by our 39.2% increase in revenues and the operating leverage associated with this growth, partially offset by the $0.8 million, ($0.5 million after tax), charge for share-based compensation. Our 2005 third quarter net income includes the expense related to Hurricane Katrina of $1.7 million ($1.0 million after tax).
Nine Months Ended September 30, 2006 compared to
Nine Months Ended September 30, 2005
Total revenues for the nine months ended September 30, 2006, increased by $47.4 million, or 31.8%, to $196.7 million from $149.3 million for the same period in 2005. Leasing revenues for the nine months increased by $41.0 million, or 30.3%, to $176.5 million from $135.4 million for the same period in 2005. This increase resulted from a 3.0% increase in the average rental yield per unit and a 26.6% increase in the average number of units on lease compared to the same period in 2005. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units added through acquisitions, which on the average were smaller, were not refurbished and were primarily storage containers rather than portable offices. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, was 21.6% for the nine months ended September 30, 2006, as compared to 26.4% for the nine-month period of 2005. Our sales of portable storage and office units for the nine months ended September 30, 2006 increased by 47.8% to $19.2 million from $13.0 million during the same period in 2005 and is primarily related to sales at our newer locations both in the United States and especially in Europe. As a percentage of total revenues, leasing revenues for the nine months ended September 30, 2006, represented 89.7% as compared to 90.7% for the same period in 2005. This change is attributable to the higher level of sales activity at the operations we acquired in Europe. Our leasing business continues to be our major focus and leasing revenues have become the preponderant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our business model.

Cost of sales are the costs related to our sales revenue only. Cost of sales for the nine months ended September 30, 2006, increased to 63.4% of sales from 62.3% of sales in the same period of 2005. Our gross margin was fairly steady and at a higher-than-typical level during both periods.
Leasing, selling and general expenses increased $22.0 million, or 27.8%, to $101.2 million for the nine months ended September 30, 2006, from $79.2 million for the same period in 2005. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.4% for the nine months ended September 30, 2006, from 53.0% for the same period in 2005. Included in this expense for the nine-month period ended September 30, 2006, is approximately $2.3 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for Mobile Mini on January 1, 2006. The 2005 expense amount includes $1.7 million related to Hurricane Katrina. Excluding both these expenses, our leasing, selling and general expenses would have increased by $21.4 million, or 27.6%, for the period ended September 30, 2006, as compared with the same period in 2005. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to our high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next year, we anticipate our leasing, selling and general expenses will increase modestly as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model. In addition to the share-based compensation expense, the major increases in leasing, selling and general expenses for the nine months ended September 30, 2006 were payroll and related expenses to support the growth of our leasing activities, repairs and maintenance expense, including costs related to our office units, costs associated with maintaining the high level of utilization achieved in 2005, delivery and freight costs, including fuel, which we were able to pass onto our customers in the form of higher delivery charges.
EBITDA increased by $18.6 million, or 28.5%, to $83.8 million for the nine months ended September 30, 2006, compared to $65.2 million for the same period in 2005. EBITDA, adjusted to exclude $2.3 million of share-based compensation expense during 2006, Hurricane Katrina expenses of $1.7 million and the $3.2 million of other income in 2005, increased $22.3 million or 35.0% to $86.1 million.
Depreciation and amortization expenses increased $2.5 million, or 26.8% to $12.0 million in the nine months ended September 30, 2006, from $9.4 million during the same period in 2005. The increase is primarily due to the growth in our lease fleet over the last year in order to meet increased demand. Since September 30, 2005, our lease fleet cost basis for depreciation increased by approximately $152.6 million.
Other income in 2005, represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.
Interest expense increased $0.9 million, or 5.2%, to $17.9 million for the nine months ended September 30, 2006, compared to $17.0 million for the same period in 2005. This slight increase in 2006 resulted primarily from higher debt levels and higher interest rates on our variable rate line of credit, which was mostly offset by the interest savings resulting from the redemption of $52.5 million of our 9 1/2% Senior Notes in May 2006. During the nine months ended September 30, 2006, the Company invested $87.9 million in net additions to its lease fleet and $59.5 million in acquisitions. These additions were funded through cash flow from operations, use of a portion of the proceeds of an equity offering, and additional borrowings. The weighted average interest rate on our debt for the nine months ended September 30, 2006 and 2005, was 7.7% and 7.6%, respectively, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 8.0% in the 2006 nine month period and 7.9% in the 2005 nine-month period.
Debt extinguishment expense in the 2006 period represents the portion of deferred loan costs and the redemption premium on 35% of the $150.0 million aggregate principal amount of outstanding Senior Notes that we redeemed in May 2006.
Provision for income taxes was based on a blended annual effective tax rate of 39.4% in the nine months ended September 30, 2006, as compared to an annual effective tax rate of 39.0% during the same period in 2005. Our 2006 consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. The tax provision rate for 2006 was slightly higher than in 2005 primarily due to increased permanent differences as a result of the adoption of SFAS No. 123R. The 2005 tax provision includes a $0.5 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.
Net income for the nine months ended September 30, 2005, was $28.8 million compared to net income of $24.2 million for the same period in 2005. Our 2006 net income results were primarily achieved by our 31.8% increase in revenues and the operating leverage associated with this growth, partially offset by the $2.3 million, ($1.7 million after tax), charge for share-based compensation and the $6.4 million ($3.9 million after tax) for debt extinguishment expense related to the partial redemption of our Senior Notes. Our 2005 net income includes the proceeds from a settlement agreement of $3.2 million ($1.9 million after tax), $1.7 million, ($1.0 million after tax) expenses related to Hurricane Katrina and the effect of the tax benefit discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, we have financed an increasing portion of our capital needs, most of which are discretionary and are principally to acquire additional units for the lease fleet, through working capital and funds generated from operations. Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital that we deploy into our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
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
During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, the Equity Offering and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our $350.0 million revolving credit facility and our equity offering completed in March 2006. During the nine months ended September 30, 2006, we had net additional borrowings under our credit facility of approximately $37.0 million, as compared to $30.7 million for the same period in 2005. This increase was used in conjunction with cash provided by operating activities to fund the $97.7 million of additions in our lease fleet during the nine months ended September 30, 2006, to complete acquisitions in the second quarter of 2006 totaling $59.5 million and to redeem 35% of our 9 1/2% Senior Notes at a redemption price of $57.5 million in the aggregate. We financed the acquisitions and the Senior Notes redemption with a portion of the approximately $120.3 million of net proceeds from our equity offering and used the remainder of the net proceeds to reduce borrowings under our credit facility. As of October 30, 2006, borrowings outstanding under our credit facility were approximately $197.9 million.
Operating Activities. Our operations provided net cash flow of $49.2 million for the nine months ended September 30, 2006, compared to $38.8 million during the same period in 2005. The $10.4 million increase in cash generated by operations in 2006, in addition to pre-tax income, includes the result of a non-cash charge of $2.3 million related to share-based compensation expense, and a $1.4 million non-cash debt extinguishment expense. In 2006, cash provided by operating activities was negatively affected by the $5.0 million premium paid for redeeming 35% of our 9 1/2% Senior Notes, while in 2005 cash provided by operating activities was positively influenced by a one-time event of $3.2 million in other income. In both years, cash generated by operations was negatively impacted by seasonal increases in inventory levels and increases in accounts receivable, due to growth in our leasing activities and acquisitions in 2006, which was partially offset by increases in accounts payable and accrued liabilities.
Investing Activities. Net cash used in investing activities was $155.4 million for the nine months ended September 30, 2006, compared to $80.6 million for the same period in 2005. Capital expenditures for acquisition of businesses were $59.6 million for the nine months ended September 30, 2006 and $7.0 million for the same period in 2005. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $87.9 million for the nine months ended September 30, 2006, and $69.7 million for the same period in 2005. The capital expenditures increase for our lease fleet is primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and offices. During the nine months ended September 30, 2005, we had been able to meet a portion of the increased leasing demand by utilizing previously idle units. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $8.0 million for the nine months ended September 30, 2006 compared to the $4.0 million for the same period in 2005. The majority of this increase was expenditures for additions for delivery equipment, primarily trucks and trailers, at our acquired locations, including some of our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $107.9 million during the nine months ended September 30, 2006, compared to $41.1 million for the same period in 2005. In 2006, we received approximately $120.3 million in net proceeds from a public offering of 4.6 million shares of our common stock and in 2006 and in 2005 we received approximately $4.3 million and $10.5 million, respectively, from exercises of employee stock options. In 2006, we spent $52.5 million to redeem 35% of the aggregate outstanding principal balance of our 9 1/2% Senior Notes. Also, during the nine months ended September 30, 2006 and 2005, net cash provided by financing activities was provided by our revolving credit facility and was used together with cash flow generated from operations to fund our expansion of the lease fleet.
On February 17, 2006, we amended our $250.0 million revolving credit facility through a modification of the credit facility which, among other things, increased the amount of the facility to $350.0 million. The interest rate under our revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinquishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The initial borrowing rate under the modified credit facility was LIBOR plus 1.50% per annum (reduced to LIBOR plus 1.25% in August 2006) or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread, based on our September 30, 2006 quarterly results will remain at 1.25%.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the nine months ended September 30, 2006, of $0.1 million, net of applicable income tax benefit.
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
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.7 million in letters of credit and an agreement under which we are contingently responsible for $2.5 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

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

If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)
As Reported:
Net income	$7,623	$12,890	$24,153	$28,753
Diluted earnings per share	$0.25	$0.35	$0.79	$0.82

As adjusted for change in estimates:
Net income	$7,486	$12,670	$23,862	$28,331
Diluted earnings per share	$0.24	$0.35	$0.78	$0.81
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

		Useful	Three Months Ended		Nine Months Ended
	Salvage	Life in	September 30,		September 30,
	Value	Years	2005	2006	2005	2006
			(In thousands except per share data)
As Reported:	62.5%	25
Net income			$7,623	$12,890	$24,153	$28,753
Diluted earnings per share			$0.25	$0.35	$0.79	$0.82

As adjusted for change in estimates:	70%	20
Net income			$7,624	$12,890	$24,155	$28,753
Diluted earnings per share			$0.25	$0.35	$0.79	$0.82

As adjusted for change in estimates:	50%	20
Net income			$6,962	$12,083	$22,239	$26,443
Diluted earnings per share			$0.23	$0.33	$0.73	$0.76

As adjusted for change in estimates:	40%	40
Net income			$7,623	$12,890	$24,153	$28,753
Diluted earnings per share			$0.25	$0.35	$0.79	$0.82

As adjusted for change in estimates:	30%	25
Net income			$6,762	$11,841	$21,661	$25,750
Diluted earnings per share			$0.22	$0.32	$0.71	$0.74

As adjusted for change in estimates:	25%	25
Net income			$6,629	$11,680	$21,277	$25,288
Diluted earnings per share			$0.22	$0.32	$0.70	$0.72
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
Our health benefit programs are considered to be self insured products, however, we buy excess insurance coverage that limits our medical liability exposure. Additionally, our medical program includes a total aggregate claim exposure and we are currently accruing and reserving to the total projected losses.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing our tax positions taken and any related effect, as prescribed by FIN 48, that the adoption of this Statement will have on our results of operations or financial condition.
In September 2006, the FASB issued SFAS No.157 Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment, SAB 108 is effective for fiscal years ending after November 15, 2006. The company will adopt SAB 108 in the fourth quarter of 2006. We are currently evaluating the guidance in this Bulletin as to the effect, if any, on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2006, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50 million of debt. For the nine months ended September 30, 2006, in accordance with SFAS No. 133, comprehensive income included a charge of $0.1 million, net of applicable income tax benefit, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. At September 30, 2006, we have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Eurodollar. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we would expect the foreign exchange impact may be more volatile with our European operations.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Our disclosure and analysis in this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	economic slowdown that affects any significant portion of our customer base, including a slowdown in non-residential construction activity, or an economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to manage our planned growth, both internally and at new branches

•	our ability to obtain additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective during the period and as of the end of the period covered by this report. Our evaluation and assessment of our controls and procedures exclude, for the time being, our recently acquired operations in Europe pursuant to Sarbanes-Oxley Act Section 404.
Changes in Internal Controls.
There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MOBILE MINI, INC.

Date: November 9, 2006	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President