Form 10-K
period 2006-12-31
MOBILE MINI INC
filed 2007-03-01
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

Commission File Number 1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0748362
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.	)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283

(Address of Principal Executive Offices)

(480) 894-6311
(Registrant’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Share Purchase Rights	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Large accelerated filer  ☑     Accelerated filer     ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2006 of the voting stock owned by non-affiliates of the registrant was approximately $1,015,300,000.

As of February 16, 2007, there were outstanding 35,898,276 shares of the issuer’s common stock, par value $.01.

Documents incorporated by reference: Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. The Exhibit Index is at page 83.

MOBILE MINI, INC.
2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS.

We were founded in 1983 and we believe we are the largest provider of portable storage solutions in the United States through our total lease fleet of 149,600 portable storage and portable office units at December 31, 2006. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our proprietary security systems, multiple doors, electrical wiring and shelving. At December 31, 2006, we operated through a network of 54 branches located in the United States, one in Canada, six in the United Kingdom, and one in The Netherlands. Our portable units provide secure, accessible temporary storage for a diversified client base of over 91,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. and U.K. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census. During the twelve months ended December 31, 2006, we generated revenues of approximately $273.4 million.

Since 1996, we have followed a strategy of focusing on leasing rather than selling our portable storage units. We believe this leasing model is highly attractive because the vast majority of our fleet (determined by unit count) consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 23 months;

•	have average monthly lease rates that recoup our current unit investment within an average of 34 months;

•	have long useful lives exceeding 25 years, low maintenance and high residual values; and

•	produce incremental leasing operating margins of approximately 54%.

Since 1996, we have increased our total lease fleet from 13,600 units to 149,600 units, for a compound annual growth rate, or CAGR, of 27.1%. As a result of our focus on leasing, we have achieved substantial increases in our revenues, margins and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $245.1 million in 2006, representing a CAGR of 29.9%. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.

Our fleet is primarily comprised of refurbished and customized steel portable storage containers, which were built according to the standards developed by the International Organization for Standardization (“ISO”), and other steel containers that we manufacture. We refurbish and customize our purchased ISO containers by adding our proprietary locking and easy-opening door systems. These assets are characterized by low risk of obsolescence, extreme durability, long useful lives and a history of high-value retention. We maintain our steel containers on a regular basis. This maintenance consists primarily of repainting units every two to three years, essentially keeping them in the same condition as when they entered our fleet. Repair and maintenance expense for our fleet has averaged 3.5% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates, without regard to the age of the container. In addition, we have sold containers and steel offices from our lease fleet at an average of 148% of original cost from 1997 through 2006. Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our banks, and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2006. This fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2006, based on these appraisals, the fair market value of our lease fleet was approximately 114.7% of our lease fleet net book value; and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, appraised our lease fleet at approximately $571.8 million, which equates to 82.0% of the lease fleet net book value.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. The fixed self-storage segment consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage segment.

The portable storage segment, in which our business operates, differs from the fixed self-storage segment in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented and remains local in nature with only a few national participants. We believe the portable storage business in the United States. exceeds $1.5 billion in revenue annually. Historically, portable storage solutions included containers, van trailers and roll-off units. We believe portable storage containers are achieving increased market share compared to the other options because of an increasing awareness that only containers provide ground level access and protect against damage caused by wind or water. As a result, containers can meet the needs of a diverse range of customers. Portable storage containers such as ours provide ground level access, higher security and improved aesthetics compared with certain other portable storage alternatives such as van trailers. Although there are no published estimates of the size of the portable storage segment, we believe the size of the segment is expanding due to increasing awareness of the advantages of portable storage.

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and is estimated by us to exceed $3 billion in revenue annually in the United States. We offer combined storage/office units and mobile offices in varying lengths and widths, with lease terms in North America averaging approximately 13 months.

We also offer portable record storage units and many of our regular storage units are used for document and record storage. The documents and records storage industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.

Our goal is to continue to be the leading U.S. nationwide provider of portable storage solutions and to successfully introduce our operating methods in the United Kingdom. We believe our competitive strengths and business strategy will enable us to achieve these goals.

Competitive Strengths

Our competitive strengths include the following:

Market Leadership.  At December 31, 2006, we maintained a total fleet of approximately 155,000 units, which are held for lease and for sale, and we are the largest provider of portable storage solutions in a majority of our United States markets. At December 31, 2006, our lease fleet was comprised of approximately 149,600 units and our sales fleet was comprised of approximately 5,400 units. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

Superior, Differentiated Products.  We offer the industry’s broadest range of portable storage products, with many customized features that differentiate our products from those of our competition. We design and manufacture our own portable storage units in addition to restoring and modifying used ocean-going containers. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufacture provide 40% more usable storage space than the standard eight-foot-wide ocean-going containers offered by our competitors. The vast majority of our products have a proprietary locking system and multiple door options. In addition, we offer portable storage units with electrical wiring, shelving and other customized features.

Geographic and Customer Diversification.  From our 62 branches of which 54 are located in 31 states in the United States, one in Canada, six in the United Kingdom, and one in The Netherlands, we served over 91,000 customers from a wide range of industries in 2006. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. and U.K. militaries, government agencies, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2006, our largest and our second-largest customers accounted for 2.1% and 0.5% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 5.3% of our leasing revenues. During 2006, approximately 45.1% of our customers rented a single unit. We believe this diversity also reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. The fact that our business continued to grow during the economic downturn of 2002 and 2003, although at a slower than historic pace, demonstrates a measure of resistance to recession in our business model.

Customer Service Focus.  We believe the portable storage industry is particularly service intensive and essentially local. Our entire organization is focused on providing high levels of customer service, and our salespeople work out of our branch locations to better understand local market needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our customized enterprise resource planning system also increases our responsiveness to customer inquiries and enable us to efficiently monitor our sales force’s performance. Due to our orientation towards customer service, 63.9% of our 2006 leasing revenues were derived from repeat customers.

Sales and Marketing Emphasis.  We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have nearly 400 dedicated commissioned salespeople, and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow pages and direct-mail advertising are integral parts of our sales and marketing approach. In 2006, our total advertising costs were $8.6 million, and we mailed approximately 8.0 million product brochures to existing and prospective customers.

Customized Enterprise Resource Planning System.  We made significant investments in improving and developing a new (ERP) Enterprise Resource Planning system during the past three years, and in 2006, we underwent a conversion from our then existing ERP system in North America to a more sophisticated and robust technology that enhanced our reporting processes obtained under our previous environment. These investments and the subsequent conversion of our ERP system enable us to further optimize fleet utilization, control pricing, capture detailed customer data, easily control credit approval while approving it quickly, audit by exception reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. Our ERP system allow us to carefully monitor, on a daily basis, the size, mix, utilization and lease rates of our lease fleet by branch on a real time basis. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our Tempe, Arizona corporate headquarters and each North America branch are linked through a scaleable Windows-based wide area network that provides real-time transaction processing and detailed reports on a branch-by-branch basis. We intend to continue this investment during 2007 to further optimize the reporting features of this new system and to bring our European operations onto this same platform to take advantage of our sophisticated reporting environment.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.  We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our portable storage units throughout North America and in Europe. Our leasing revenues have grown from $17.9 million in 1996 to $245.1 million in 2006, reflecting a CAGR of 29.9%.

Generate Strong Internal Growth.  We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. Historically, we have been able to generate strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. The internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. In 2005, our internal growth rate accelerated to an average of 25.3% for the year, reflecting a continued improvement in both economic and market conditions. During 2006, our internal growth rate averaged 19.9% for the year. In our eight oldest markets, all of which we have operated in for at least eleven years, we achieved an internal growth rate of 14.8% in 2006, demonstrating the growth we believe that we can continue to achieve in our most mature markets.

Branch Expansion.  We believe we have an attractive geographic expansion opportunity, and we have developed a new market entry strategy, which we replicate in each new market in the United States. We typically enter a new market by acquiring the lease fleet assets of a small local portable storage business to minimize start-up costs and then overlay our business model onto the new branch. Our business model consists of significantly expanding the fleet inventory with our differentiated products, introducing our sophisticated sales and marketing program supported by increased advertising and direct marketing expenditures, adding experienced Mobile Mini personnel and implementing our customized ERP system. As a result of implementing our business model, our new branches typically achieve very strong organic growth during their first several years.

We have identified many markets where we believe demand for portable storage units is underdeveloped. Typically, these markets are being served by small, local competitors. We established our eight original branches between our founding in 1983 and 1995. In 1998, we began entering new markets through our expansion strategy as illustrated in the following table:

New Market Expansion
Year Established	Acquisition	Start Up	Total

1998	3	1	4
1999	6	1	7
2000	9	1	10
2001	6	0	6
2002	10	1	11
2003	1	0	1
2004	1	0	1
2005	0	3	3
2006	11	0	11

Total	47	7	54

Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization rate averaged 82.7% during 2006.

Continue to Enhance Product Offering.  We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, in 1998 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In 1999, we completed the design of a records storage unit, which provides highly secure, on-site, easily accessible storage. We market this unit as a records storage solution for customers who require easy access to archived business records close at hand. In 2000, we added wood mobile offices as a complementary product to better serve our customers. In 2001, we redesigned and improved our security locking system, making it easier to use, especially in colder climates. In 2003, we were issued patents in connection with the new locking system design and other improvements made. One patent application was extended and issued in 2006. In 2006, we applied for several patents for improvements or modifications to our locking systems. These applications, all of which are still pending, were filed in the United States, Europe and China. In 2002, we added a 10-by-30-foot steel combination storage/office unit to complement the various other sizes we have in our fleet. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and expand demand for our portable storage solutions.

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facility employees. Some features of our different products are listed below:

•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies or brokers. These containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify the ocean-going containers. Refurbishment typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our proprietary locking system. Modification typically involves splitting those containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable steel storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. We now offer a 10-foot-wide unit, which provides 40% more usable storage space than a standard eight-foot-wide unit. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled by our branches that have assembly capabilities or by third-party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

•	Steel Combination Mobile Office and Storage/Office Units. We buy and manufacture steel combination storage/office and mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. In Europe, where space is limited, the office units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars. In Europe, some of the offices are also equipped with sinks, cabinets and restrooms.

•	Wood Mobile Office Units. We added wood office units to our product line in 2000. We purchase these units, which range from eight to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Records Storage Units. We market and manufacture proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are

10.5 feet wide and are available in 12-and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers and Other Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products that are inferior to standard containers. It is our goal to dispose of these sub-standard units from our fleet either as their initial rental period ends or within a few years. We do not refurbish these products. See “Product Lives and Durability — Van Trailers and Other Non-Core Storage Products” below.

We purchase used ocean-going containers and refurbish and modify them at our manufacturing facility in Arizona and at our other branch locations. At certain branches, we also contract with third parties to refurbish and modify our units. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our steel portable storage units, steel offices, and wood modular offices have estimated useful lives of 25 years, 25 years, and 20 years, respectively, from the date we build or acquire and refurbish them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 62.5% for our core steel products. Van trailers, which comprised less than 0.5% of the gross book value of our lease fleet at December 31, 2006, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 3.5% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

Product Lives and Durability

Core Portable Storage Products.  Most of our fleet is comprised of refurbished and customized ISO containers, manufactured steel containers and record storage units, along with our combined storage/office and mobile office units. These products are built to last a long period of time with proper maintenance.

We generally purchase used ISO containers when they are eight to 12 years old, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, truck them to our locations, refurbish them by removing any rust, paint them with a rust inhibiting paint, and further customize them, typically by adding our proprietary, easy-opening door system and our proprietary locking system.

We maintain our steel containers on a regular basis by painting them on average once every two to three years, removing rust, and occasionally replacing the wooden floor or a rusted panel. This periodic maintenance keeps the container in essentially the same condition as after we initially refurbished it and is designed to maintain the unit’s value and rental rates comparable to new units.

Pursuant to our revolving credit agreement, we have our containers appraised on a periodic basis. Because of the uniform quality of our containers, the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that, like the ISO containers, they will maintain their utility and value as long as they are maintained in accordance with our maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate the value of manufactured units based upon the age of the unit. Our most recent fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2006, the net book value of our fleet was approximately $697.4 million.

Approximately 9.8% of our 2006 revenue was derived from sales of portable storage and mobile office units. Because the containers in our lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our U.S. container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or unrefurbished and refurbished containers that we had recently acquired but not yet leased. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 25 year useful life and 62.5% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy.

The following table shows the gross margin on containers and steel offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2006 based on the length of time in the lease fleet.

				Sales	Sales
				Revenue as a	Revenue as a
	Number of			Percentage of	Percentage of
	Units Sold	Sales Revenue	Original Cost(1)	Original Cost	Net Book Value
		(Dollars in thousands)

Sales fleet(2)	28,484	$93,443	$60,416	155%	155%
Lease fleet, by period held before sale:
Less than 5 years	9,118	$36,269	$24,318	149%	153%
5 to 10 years	3,089	$12,099	$8,291	146%	161%
10 to 15 years	593	$1,901	$1,348	141%	166%
15 to 20 years	86	$291	$213	137%	168%
20+ years	2	$6	$5	129%	182%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing, which includes both the cost of customizing units and refurbishment costs incurred, plus (iii) the freight charges to our branch where the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location.

(2)	Includes sales of unrefurbished ISO containers.

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

The following chart shows, for containers that have been in our lease fleet for various periods of time, the average monthly lease rate that we currently receive for various types of containers. We have added our 10-foot-wide containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet for at least 10 years (we have been in business for over 23 years), and specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(By Number of Years in Our Lease Fleet)					Total Number/
		0—5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar

Type 1	Number of units	2,939	3,749	763	20	3	7,474
	Average rent	$84.21	$82.07	$81.30	$77.96	$70.42	$82.82
Type 2	Number of units	1,334	915	238	46	1	2,534
	Average rent	$85.78	$82.62	$82.80	$80.86	$70.42	$84.26
Type 3	Number of units	14,476	4,146	2,369	213	1	21,205
	Average rent	$68.07	$83.41	$82.53	$81.04	$70.42	$72.81
Type 4	Number of units	300	729	162	6	1	1,198
	Average rent	$118.97	$113.72	$103.51	$92.08	$108.33	$113.54
Type 5	Number of units	268	1,250	100	11	—	1,629
	Average rent	$112.16	$121.85	$121.20	$129.02	$—	$120.26
Type 6	Number of units	4,066	4,223	479	43	7	8,818
	Average rent	$120.37	$128.68	$129.39	$128.79	$127.68	$124.89
Type 7	Number of units	17,168	6,478	350	54	7	24,057
	Average rent	$110.08	$115.31	$125.09	$123.38	$119.48	$111.74
Type 8	Number of units	310	549	107	10	3	979
	Average rent	$166.19	$158.94	$160.44	$143.65	$222.08	$161.44

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

Wood Mobile Office Units.  We began adding wood mobile office units to the lease fleet in 2000 as a complement to our core portable storage products. These units are manufactured by third parties and are very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2006, our wood mobile offices were all less than seven years old. These units are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last six years.

Although, the operating margins on mobile offices are high, they are lower than the margins on portable storage. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. This adds to our overall profitability and operating margins.

Van Trailers and Other Non-Core Storage Products.  At December 31, 2006, van trailers made up less than 0.5% of the gross book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that are sub-standard compared to our core steel container storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and instead resell them.

Van trailers are initially manufactured to be attached to trucks to move merchandise in interstate commerce. The initial cost of these units can be $19,000 or more. They are leased to, or purchased by, cross country truckers and other companies involved in cross country transportation of merchandise. They are made of light weight material in order to make them ideal for transport and have wheels and brakes. They are typically made of aluminum, but have steel base frames to maintain some structural integrity. Because of their light weight, moving parts, the heavy loads they carry and the wear and tear involved in hundreds of thousands of miles of transport, these units depreciate quite rapidly. This business and the cartage business described below are also very economically cyclical.

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

At this point, near the end of the life cycle of a van trailer, it may be used for storage. Unlike a storage container, however, van trailers are much less secure, can fairly easily be stolen (as they are on wheels) and many customers feel they are unsightly. Most importantly, they are not ground level and, under the Occupational Safety and Health Administration (OSHA) regulations, must be attached to approved stairs or ramps to prevent accidents when they are accessed.

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

The average initial unit value given to the van trailers we have purchased in acquisitions that are remaining in our fleet is approximately $1,200 (excluding refrigerated units which are valued higher), and we depreciate these units over seven years down to a 20% residual value. As noted above, we sell these units as soon as practicable. During 2005 and 2006, we disposed of approximately 500 and 1,000 van trailers, respectively, representing approximately 21% and 32% of our van trailer fleet, respectively.

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

The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $550.5 million at December 31, 2005 to $697.4 million at December 31, 2006:

	Dollars	Units
	(In thousands)

Lease fleet at December 31, 2005, net	$550,464	116,317
Purchases:
Container purchases and containers obtained through acquisitions, including freight	42,452	25,291
Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	42,478	5,025
New wood mobile offices	54,123	2,059
Refurbishment and customization:(3)
Refurbishment or customization of units purchased or acquired in the current year	13,413	2,685	(1)
Refurbishment or customization of 2,656 units purchased in a prior year	5,843	1,232	(1)
Refurbishment or customization of 2,132 units obtained through acquisition in a prior year	7,886	718	(2)
Other	9	(236)
Cost of sales from lease fleet	(8,405)	(3,476)
Depreciation	(10,824)

Lease fleet at December 31, 2006, net	$697,439	149,615

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance, which is expensed as incurred.

The table below outlines the composition of our lease fleet at December 31, 2006:

	Lease Fleet	Number of Units
	(In thousands)

Steel storage containers	$423,766	126,050
Offices	320,160	21,634
Van trailers	2,702	1,931
Other	479

	747,107
Accumulated depreciation	(49,668)

	$697,439	149,615

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

				Year
Location	Functions/Uses	Approximate Size		Established

United States:
Phoenix, Arizona	Leasing, on-site storage and sales	14 acres		1983
Tucson, Arizona	Leasing, on-site storage and sales	5 acres		1986
Los Angeles, California	Leasing, on-site storage and sales	15 acres		1988
San Diego, California	Leasing, on-site storage and sales	6 acres		1994
Dallas, Texas	Leasing, on-site storage and sales	17 acres		1994
Houston, Texas	Leasing, on-site storage and sales	9 acres		1994
San Antonio, Texas	Leasing, on-site storage and sales	7 acres		1995
Austin, Texas	Leasing, on-site storage and sales	7 acres		1995
Las Vegas, Nevada	Leasing and sales	6 acres		1998
Oklahoma City, Oklahoma	Leasing and sales	6 acres		1998
Albuquerque, New Mexico	Leasing and sales	3 acres	(1)	1998
Denver, Colorado	Leasing and sales	6 acres		1998
Tulsa, Oklahoma	Leasing and sales	7 acres		1999
Colorado Springs,Colorado	Leasing and sales	5 acres		1999
New Orleans, Louisiana	Leasing and sales	5 acres		1999
Memphis, Tennessee	Leasing and sales	9 acres		1999
Salt Lake City, Utah	Leasing, on-site storage and sales	3 acres		1999
Chicago, Illinois	Leasing and sales	7 acres		1999
Knoxville, Tennessee	Leasing and sales	5 acres		1999
Seattle, Washington	Leasing and sales	5 acres		2000
El Paso, Texas	Leasing and sales	4 acres		2000
Harlingen, Texas	Leasing and sales	5 acres		2000
Corpus Christi, Texas	Leasing and sales	3 acres		2000
Jacksonville, Florida	Leasing and sales	4 acres		2000
Miami/Ft. Lauderdale, Florida	Leasing and sales	8 acres		2000
Ft. Myers, Florida	Leasing and sales	5 acres		2000
Tampa, Florida	Leasing and sales	8 acres		2000
Orlando, Florida	Leasing and sales	7 acres		2000
Atlanta, Georgia	Leasing and sales	15 acres		2000
Kansas City, Kansas/Missouri	Leasing and sales	5 acres		2001
Milwaukee, Wisconsin	Leasing and sales	5 acres		2001
Charlotte, North Carolina	Leasing and sales	8 acres		2001
Nashville, Tennessee	Leasing and sales	6 acres		2001
San Francisco, California	Leasing and sales	7 acres		2001
Raleigh, North Carolina	Leasing and sales	8 acres		2001
Columbus, Ohio	Leasing and sales	7 acres		2002
Little Rock, Arkansas	Leasing and sales	12 acres		2002
St. Louis, Missouri	Leasing and sales	7 acres		2002
Ft. Worth, Texas	Leasing and sales	5 acres		2002
Louisville, Kentucky	Leasing and sales	7 acres		2002

			Year
Location	Functions/Uses	Approximate Size	Established

United States:
Columbia, South Carolina	Leasing and sales	5 acres	2002
Baltimore, Maryland	Leasing and sales	9 acres	2002
Philadelphia, Pennsylvania	Leasing and sales	4 acres	2002
Richmond, Virginia	Leasing and sales	4 acres	2002
Boston, Massachusetts	Leasing and sales	4 acres	2002
Portland, Oregon	Leasing and sales	6 acres	2003
Detroit, Michigan	Leasing and sales	6 acres	2004
Minneapolis, Minnesota	Leasing and sales	5 acres	2005
Indianapolis, Indiana	Leasing and sales	6 acres	2005
Pensacola, Florida	Leasing and sales	5 acres	2005
Oakland, California	Leasing and sales	4 acres	2006
Fresno, California	Leasing and sales	5 acres	2006
Utica, New York	Leasing and sales	5 acres	2006
Wichita, Kansas	Leasing and sales	5 acres	2006
Canada:
Toronto, Ontario	Leasing and sales	4 acres	2002
United Kingdom:
London	Leasing and sales	5 acres	2006
Bristol	Leasing and sales	2 acres	2006
Birmingham	Leasing and sales	2 acres	2006
Liverpool	Leasing and sales	5 acres	2006
Leeds	Leasing and sales	2 acres	2006
Edinburgh	Leasing and sales	3 acres	2006
The Netherlands:
Rotterdam	Leasing and sales	2 acres	2006

(1)	We expanded our Albuquerque branch from 3 acres to 6 acres in January 2007.

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our fifteen regional managers. Our regional managers, in turn, report to one of our four senior vice presidents. Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional and branch managers.

In North America, each branch has its own sales force and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three high to maximize usable ground area. Our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

Sales and Marketing

We have 380 dedicated sales people at our branches and 25 people in sales management at our headquarters and other locations that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide higher levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our enterprise resource planning system. This enables the sales and marketing team to share leads and other information and permits the staff at headquarters to monitor and review sales and leasing productivity on a branch-by-branch basis. Our sales and marketing employees are compensated primarily on a commission basis.

Our nationwide presence in the United States allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers’ needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Approximately 850 U.S. customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We advertise our products in the yellow pages and use a targeted direct mail program. In 2006, we mailed approximately 8.0 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $8.6 million in 2006, $7.6 million in 2005 and $7.0 million in 2004.

Customers

During 2006, over 91,000 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 80,200 in 2005. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for 3.2% and 2.1% of our leasing revenues in 2005 and 2006, respectively. Our next largest customer accounted for approximately 0.4% and 0.5% of our leasing revenues in 2005 and 2006, respectively. Our twenty largest customers combined accounted for approximately 5.5% of our lease revenues in 2005 and approximately 5.3% of our lease revenues in 2006. Approximately 45.1% of our customers rented a single unit during 2006.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2006:

	Approximate
	Percentage of
Business	Units on Lease	Representative Customers	Typical Application

Consumer service and retail businesses	36%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs
Construction	40%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Consumers	7%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location
Industrial and commercial	7%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs

	Approximate
	Percentage of
Business	Units on Lease	Representative Customers	Typical Application

Institutions, government agencies and others	10%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs

Manufacturing

We build new steel portable storage units, steel mobile offices and other custom-designed steel structures as well as refurbish used ocean-going containers at our Maricopa, Arizona manufacturing plant. We also refurbish used ocean-going containers at our branch locations. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled at our branches that have assembly capabilities or by third-party assemblers. We can ship up to twelve “knock-down” 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental United States or Canada. At December 31, 2006, we had 173 manufacturing workers at our Maricopa facility, and an additional 373 workers who participate in manufacturing and repair activities in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous third parties have the facilities needed to perform refurbishment and assembly services for us on a contract basis.

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

Vehicles

At December 31, 2006, we had a fleet of 466 delivery trucks, of which 134 were owned and 332 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning System

In 2006, we implemented our new customized (ERP) Enterprise Resource Planning system in North America to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and to allow international growth using the same ERP system throughout the company. This system consists of a wide-area network that connects our headquarters and all of our North American branches. Our Tempe, Arizona corporate headquarters and each North American branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers. Our European operations uses a less sophisticated ERP system and operates under a similar network environment. We intend to convert them from their existing systems onto the same customized platform under which we operate in North America in order to gain further efficiencies. We have made significant investments to our ERP system during the past three years, and we intend to continue that investment in 2007 to further optimize the features of this new system and to bring our European operations onto this same platform.

Lease Terms

Based on the composition of our North America leases at the end of 2006, our North America steel portable storage unit leases initially have an average intended term of approximately 10 months but then provide for the leases to continue on a month-to-month basis until the customer cancels the term. The initial lease term in the United Kingdom and The Netherlands has historically been on a month-to-month basis. During 2006, the company wide average duration of all portable storage leases was 23 months and the average monthly rental rate was approximately $100. Most of our steel portable storage units rent for between approximately $50 and $270 per month. Our van trailers normally lease for substantially lower amounts than our portable storage units. Our North America combination storage/office and mobile office units typically have an average intended lease term of approximately 13 months. The initial lease term in Europe has historically been on a month-to-month basis. The average company wide duration of all mobile office and combo unit leases has been 20 months. Our combination storage/office and mobile office units typically rent for $100 to over $1,100 per month. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are typically the responsibility of the customer.

Competition

We face competition from several local and regional companies and usually one or two national companies in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We compete with conventional fixed self-storage facilities to a lesser extent. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Mobile Storage Group, Williams Scotsman, Elliot Hire, Ravenstock and a number of smaller local competitors. In the mobile office business, we typically compete with GE’s Modular Space division, Williams Scotsman and other national, regional and local companies.

Employees

As of December 31, 2006, we employed approximately 1,943 full-time employees in the following major categories:

Management	123
Administrative	295
Sales and marketing	380
Manufacturing	546
Drivers and storage unit handling	599

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition to this Form 10-K, we incorporate by reference certain information from parts of our proxy statement for the 2007 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 20, 2007, which will also be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our web site. Information contained on our web site is not part of this Report.

ITEM 1A.	RISK FACTORS.

Cautionary Statement about Forward Looking Statements

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

At the end of 2005 and 2006, customers in the construction industry, primarily in non-residential construction, accounted for approximately 35% and 40%, respectively, of our leased units. This industry tends to be cyclical. In 2002 and 2003 this industry sector suffered a sustained economic slowdown which resulted in much slower growth in demand for leases and sales of our products. If another sustained economic slowdown in the non-residential construction sector were to occur, it is likely that we would again experience less demand for leases and sales of our products. Also, because most of our cost of leasing is either fixed or semi variable, this would cause our margins to contract and the adverse affect on operating results would be more pronounced. Our internal growth rate slowed to 7.5% in 2002 and 7.4% in 2003 due to a slowdown in the economy, particularly in this sector. During these years, our profitability declined.

Our planned growth could strain our management resources, which could disrupt our development of our new branch locations.

Our future performance will depend in large part on our ability to manage our planned growth, which in 2006 included our commencement of operations in the United Kingdom and The Netherlands. Our growth could strain our management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage our employees. If we do not manage our growth effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a branch would likely result in additional expenses that would cause our operating results to suffer.

Our European expansion may divert our resources from other aspects of our business and require that we incur additional debt, and will subject us to additional and different regulations. Failure to manage these economic, financial, business and regulatory risks may adversely impact our growth in Europe and other results of operations.

Our expansion into markets in the United Kingdom and The Netherlands requires us to make substantial investments, which could divert resources from other aspects of our business. We may also be required to raise additional debt or equity capital to fund our expansion in Europe. In addition, we may incur difficulties in staffing and managing our European operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth in Europe and lead to increased administrative costs.

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

We purchase, refurbish and modify used ocean-going containers in order to expand our lease fleet. If used ocean-going container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increase cost. Conversely, an oversupply of used ocean-going containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. This would cause our revenues and our earnings to decline.

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

The indenture governing our 9 1/2% Senior Notes and, to a lesser extent, our revolving credit facility agreement contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.

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

Some zoning laws in the United States and Canada and temporary planning permission regulations in Europe restrict the use of our portable storage and office units and therefore limit our ability to offer our products in all markets.

Most of our customers use our storage units to store their goods on their own properties. Local zoning laws and temporary planning permission regulations in some of our markets do not allow some of our customers to keep portable storage and office units on their properties or do not permit portable storage units unless located out of sight from the street. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers’ sites, our business in that market will suffer.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In June 2003, we issued $150.0 million in aggregate principal amount of 9 1/2% Senior Notes, due 2013, of which $97.5 million in principal amount remains outstanding at December 31, 2006. In February 2006, we entered into the Second Amended and Restated Loan and Security Agreement, under which we may borrow up to $350.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of February 16, 2007, we had outstanding borrowings of approximately $214.2 million and letters of credit of approximately $3.2 million under the credit facility, leaving approximately $132.6 million available for further borrowing and immediately available. Our substantial indebtedness could have consequences. For example, it could:

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

The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on the Nasdaq Global Select Market. The market price of our common stock is likely to be affected by:

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of at least 1 year, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is 15 years old and is on approximately 45 acres. The facility includes nine manufacturing buildings, totaling approximately 171,300 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have 25,000 square feet of office space. The lease term is through August 2008. Our European headquarters is located in Beaconsfield, Buckinghamshire where we lease approximately 1,900 square feet of office space. The term on this lease is through June 2007.

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

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officer who is not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this Report which incorporates by reference to Mobile Mini’s definitive proxy statement to the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to September, 2005 as Vice President and Controller and from August, 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 42.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Prices

Our common stock trades on The Nasdaq Global Select Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the Nasdaq Stock Market after giving effect to a two-to-one stock split effected on March 10, 2006. See Note 11 to our consolidated financial statements included elsewhere in this Report.

	2005		2006
	High	Low	High	Low

Quarter ended March 31,	$20.70	$15.59	$31.32	$25.70
Quarter ended June 30,	$20.66	$16.80	$37.12	$26.64
Quarter ended September 30,	$23.29	$17.24	$31.98	$25.95
Quarter ended December 31,	$25.67	$19.75	$33.35	$26.85

We had approximately 294 holders of record of our common stock on February 15, 2007, and we estimate that we have more than 4,000 beneficial owners of our common stock.

Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business.

Sales of Unregistered Securities; Repurchases of Securities

We did not make any sales of unregistered securities during 2006, nor did we repurchase any of our outstanding securities during the three months ended December 31, 2006.

Equity Compensation Plan Information

Information regarding Mobile Mini’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in Mobile Mini’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after December 31, 2006, which information is incorporated herein by reference.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor should such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the cumulative total return on our capital stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the Nasdaq Composite Index if $100 were invested in our common stock and each index on December 31, 2001.

STOCK PERFORMANCE GRAPH
Mobile Mini, Inc.
At December 31, 2006

Total Return Performance

	Period Ended December 31,
Index	2001	2002	2003	2004	2005	2006
Mobile Mini, Inc.	$100.00	$40.06	$50.41	$84.46	$121.17	$137.73
Standard & Poor’s SmallCap 600	$100.00	$85.37	$118.49	$145.32	$156.48	$180.14
Nasdaq Stock Market Index (U.S.)	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22

*	Total Return Based on $100 Initial Investment & Reinvestment of Dividends

ITEM 6.	SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Report.

On February 22, 2006, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend effected on March 10, 2006. Per share amounts, share amounts and weighted numbers of shares outstanding give effect for this two-for-one stock split in the Selected Financial Data tables for all periods presented.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share and operating data)

Consolidated Statements of Income Data:
Revenues:
Leasing	$116,169	$128,482	$149,856	$188,578	$245,105
Sales	16,008	17,248	17,919	17,499	26,824
Other	920	838	566	1,093	1,434

Total revenues	133,097	146,568	168,341	207,170	273,363

Costs and expenses:
Cost of sales	10,343	11,487	11,352	10,845	17,186
Leasing, selling and general expenses	70,225	80,124	90,696	109,257	139,906
Florida litigation expense	1,320	8,502	—	—	—
Depreciation and amortization	8,435	10,026	11,427	12,854	16,741

Total costs and expenses	90,323	110,139	113,475	132,956	173,833

Income from operations	42,774	36,429	54,866	74,214	99,530
Other income (expense):
Interest income	13	2	—	11	437
Other income	—	—	—	3,160	—
Interest expense	(11,587)	(16,299)	(20,434)	(23,177)	(23,681)
Debt restructuring/extinguishment expense(1)	(1,300)	(10,440)	—	—	(6,425)
Foreign currency exchange gain	—	—	—	—	66

Income before provision for income taxes	29,900	9,692	34,432	54,208	69,927
Provision for income taxes	11,661	3,780	13,773	20,220	27,151

Net income	$18,239	$5,912	$20,659	$33,988	$42,776

Earnings per share:
Basic	$0.64	$0.21	$0.71	$1.14	$1.25

Diluted	$0.63	$0.20	$0.70	$1.10	$1.21

Weighted average number of common and common share equivalents outstanding:
Basic	28,509	28,625	28,974	29,867	34,243
Diluted	28,884	28,925	29,565	30,875	35,425

	Year ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share and operating data)

Other Data:
EBITDA(2)	$51,222	$46,457	$66,293	$90,239	$116,774
Net cash provided by operating activities	41,186	40,690	40,322	69,249	76,884
Net cash used in investing activities	(89,064)	(55,269)	(80,508)	(113,275)	(192,763)
Net cash provided by financing activities	49,007	12,730	40,555	43,282	116,966
Operating Data:
Number of branches (at year end)	46	47	48	51	62
Lease fleet units (at year end)	83,679	89,542	100,727	116,317	149,615
Lease fleet covenant utilization (annual average)	79.1%	78.7%	80.7%	82.9%	82.7%
Lease revenue growth from prior year	16.5%	10.6%	16.6%	25.8%	30.0%
Operating margin	32.1%	24.9%	32.6%	35.8%	36.4%
Net income margin	13.7%	4.0%	12.3%	16.4%	15.6%

	At December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Lease fleet, net	$337,685	$383,672	$454,106	$550,464	$697,439
Total assets	460,890	515,080	592,146	704,957	900,030
Total debt	213,222	240,610	277,044	308,585	302,045
Stockholders’ equity	178,669	189,293	216,369	267,975	442,004

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

EBITDA(2)	$51,222	$46,457	$66,293	$90,239	$116,774
Senior Note redemption premiums	—	—	—	—	(4,987)
Interest paid	(11,258)	(8,841)	(19,254)	(21,727)	(24,770)
Income and franchise taxes paid	(448)	(298)	(372)	(495)	(733)
Provision for loss from natural disasters	—	—	—	1,710	—
Share-based compensation expense	76	—	—	19	3,066
Gain on sale of lease fleet units	(2,116)	(1,601)	(2,277)	(3,529)	(4,922)
Loss on disposal of property, plant and equipment	47	44	604	704	454
Gain on sale of short-term investments	—	(59)	—	—	—
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(486)	327	(3,309)	(5,371)	(6,580)
Inventories	2,334	(1,781)	(2,178)	(4,823)	628
Deposits and prepaid expenses	(890)	(3,132)	(669)	(480)	(1,446)
Other assets and intangibles	(174)	(35)	37	(19)	(4)
Accounts payable and accrued liabilities	2,879	9,609	1,447	13,021	(596)

Net cash provided by operating activities	$41,186	$40,690	$40,322	$69,249	$76,884

Reconciliation of net income to EBITDA:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands except percentages)

Net income	$18,239	$5,912	$20,659	$33,988	$42,776
Interest expense	11,587	16,299	20,434	23,177	23,681
Income taxes	11,661	3,780	13,773	20,220	27,151
Depreciation and amortization	8,435	10,026	11,427	12,854	16,741
Debt restructuring/extinguishment expense(1)	1,300	10,440	—	—	6,425

EBITDA(2)	$51,222	$46,457	$66,293	$90,239	$116,774

EBITDA margin(3)	38.5%	31.7%	39.4%	43.6%	42.7%

(1)	In 2002, the debt restructuring expense was recorded pursuant to SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As required by SFAS No. 145, losses from debt extinguishment have been presented in pre-tax earnings.

(2)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing ability and the interest rate in effect at any point in time.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:

•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring or extinguishment expense — as defined in our revolving credit facility, debt restructuring and extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2005 and 2006. Certain amounts include the effects of rounding. You should read this material with the financial statements and related footnotes included elsewhere in this Report. Mobile Mini believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Revenues:
Leasing	$41,392	$45,276	$48,745	$53,165
Sales	3,982	4,883	4,122	4,512
Other	368	242	279	204

Total revenues	45,742	50,401	53,146	57,881

Costs and expenses:
Cost of sales	2,527	3,032	2,539	2,747
Leasing, selling and general expenses	24,182	25,988	29,012	30,075
Depreciation and amortization	3,048	3,139	3,252	3,415

Total costs and expenses	29,757	32,159	34,803	36,237

Income from operations	15,985	18,242	18,343	21,644
Other income (expense):
Interest income	1	8	2	—
Other income	—	3,160	—	—
Interest expense	(5,520)	(5,630)	(5,849)	(6,178)

Income before provision for income taxes	10,466	15,780	12,496	15,466
Provision for income taxes	4,082	5,634	4,873	5,631

Net income	$6,384	$10,146	$7,623	$9,835

Earnings per share:
Basic	$0.22	$0.34	$0.25	$0.32

Diluted	$0.21	$0.33	$0.25	$0.31

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Revenues:
Leasing	$51,534	$59,331	$65,595	$68,645
Sales	4,528	6,590	8,071	7,635
Other	358	377	323	376

Total revenues	56,420	66,298	73,989	76,656

Costs and expenses:
Cost of sales	2,914	4,152	5,109	5,011
Leasing, selling and general expenses	29,996	33,849	37,310	38,751
Depreciation and amortization	3,588	4,004	4,380	4,769

Total costs and expenses	36,498	42,005	46,799	48,531

Income from operations	19,922	24,293	27,190	28,125
Other income (expense):
Interest income	51	372	9	5
Interest expense	(6,446)	(5,740)	(5,693)	(5,802)
Debt extinguishment expense	—	(6,425)	—	—
Foreign currency exchange	—	(51)	(1)	118

Income before provision for income taxes	13,527	12,449	21,505	22,446
Provision for income taxes	5,323	4,791	8,615	8,422

Net income	$8,204	$7,658	$12,890	$14,024

Earnings per share:
Basic	$0.27	$0.22	$0.36	$0.39

Diluted	$0.26	$0.21	$0.35	$0.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A,“Risk Factors.”

Overview

General

In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. As a result of this change, leasing revenues as a percentage of our total revenues increased steadily, from 42.1% in 1996 to 89.7% in 2006. The number of portable storage and combination storage/office and mobile office units in our lease fleet increased from 13,600 at the end of 1996 to 149,600 at the end of 2006, representing a compounded annual growth rate, or CAGR, of 27.1%.

We derive most of our revenues from the leasing of portable storage containers and portable offices. The average North America intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. In Europe, customers do not specify an initial intended lease term other than month-to-month. After the expiration of the initial intended term, units continue on lease on a month-to-month basis. In 2006, the company wide over-all lease term averaged 23 months for portable storage units and 20 months for portable offices. As a result of these long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.

In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues as a percentage of total revenues have decreased from 55.7% in 1996 to 9.8% in 2006. In 2006, sales revenues increased after being relatively flat for several years, primarily due to our acquisition of our European operations in April 2006. These entities, which in 2006 derived approximately 40% of their revenues from container sales, are being transitioned to our leasing business model.

Over the last nine years, Mobile Mini has grown through both internally generated growth and acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break- even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.

From 2003 through 2005, we had not entered into as many new markets as we had in the earlier years or as we did in 2006, resulting in less downward pressure on our operating margins. With the entry into eleven new markets in 2006, particularly those seven branches that operate in Europe, we began to add fixed costs to develop their infrastructure in 2006. These additional costs include branch office and yard locations, marketing and advertising programs, delivery equipment, Enterprise Resource Planning system and staffing requirements. These expenses put some pressure on our operating margins in the fourth quarter of 2006, and will continue to do so in 2007. This infrastructure will enable the new branches to transition to our leasing business model, which should lead to more revenue growth and then slowly start increasing operating margins as we start realizing the benefits from incremental lease revenues. We also have to staff our European headquarters that processes and tracks all of their leasing, sales and accounting transactions for consolidation with our North America operations.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 40% of our units on rent at December 31, 2006, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of leasing revenues from the non-residential construction sector of our customer base. The lower than historical growth rate in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. Since 2004, the level of non-residential construction activity in the U.S. rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased in the past three years.

In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year over year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. With third party forecasts calling for the level of non-residential construction activity to remain positive in 2007, but below 2006 levels, we currently expect that our internal growth rate will further moderate over the next few quarters, but remain well above levels experienced in 2002 and 2003. We achieved an internal growth rate of 25.3% in 2005 and 19.9% in 2006. Mobile Mini’s goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses and we can continue to take advantage of the operating leverage inherent in our business model.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. The non-recurring events reflected in the adjusted EBITDA are the effect in 2002 and in 2003 of our Florida litigation expense, which was concluded in 2003, and, in 2005, for losses incurred related to Hurricane Katrina and the proceeds received from a third party related to a settlement agreement in connection with the Florida litigation. Effective in 2006, with the adoption of SFAS No. 123(R), when we calculate adjusted EBITDA, we also exclude share-based compensation expense in comparing adjusted EBITDA to other periods. Under APB Opinion No. 25, we did not recognize compensation expense in connection with stock option awards in years prior to 2006. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include in this Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. These reconciliations are included in Item 6, “Selected Financial Data”.

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 3.5% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method using an estimated useful life of 25 years, after the date the unit is placed in service, with an estimated residual value of 62.5%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. See “Item 1. Business — Product Lives and Durability”.

Our expansion program and other factors can affect our overall utilization rate. During the last five years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization level averaged 82.7% during 2006. Since 1996, we have increased our total lease fleet from 13,600 units to 149,600 units, representing a CAGR of 27.1%. Our utilization is somewhat seasonal with the low realized in the first quarter and the high realized in the fourth quarter.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2002	2003	2004	2005	2006

Revenues:
Leasing	87.3%	87.7%	89.0%	91.0%	89.7%
Sales	12.0	11.8	10.7	8.5	9.8
Other	0.7	0.5	0.3	0.5	0.5

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	7.8	7.8	6.7	5.2	6.3
Leasing, selling and general expenses	52.8	54.7	53.9	52.8	51.2
Florida litigation expense	1.0	5.8	—	—	—
Depreciation and amortization	6.3	6.8	6.8	6.2	6.1

Total costs and expenses	67.9	75.1	67.4	64.2	63.6

Income from operations	32.1	24.9	32.6	35.8	36.4
Other income (expense):
Interest income	—	—	—	—	0.2
Other income	—	—	—	1.6	—
Interest expense	(8.7)	(11.1)	(12.1)	(11.2)	(8.7)
Debt restructuring expense	(1.0)	(7.2)	—	—	(2.4)
Foreign currency exchange gain	—	—	—	—	—

Income before provision for income taxes	22.4	6.6	20.5	26.2	25.5
Provision for income taxes	8.7	2.6	8.2	9.8	9.9

Net income	13.7%	4.0%	12.3%	16.4%	15.6%

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Total revenues in 2006 increased $66.2 million, or 32.0%, to $273.4 million from $207.2 million in 2005. Leasing of portable storage units and portable offices accounted for approximately 89.7% of total revenues during 2006. Leasing revenues in 2006 increased $56.5 million, or 30.0%, to $245.1 million from $188.6 million in 2005.

This increase resulted primarily from 2.6% increase in the average rental yield per unit and a 26.7% increase in the average number of units on lease compared to the same period in 2005. The increase in yield resulted from an increase in average rental rates over the prior year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates which we added to our fleet was offset by lower rental rates on units added through acquisitions, especially in Europe, which on the average are smaller, were not refurbished and were primarily storage containers rather than portable offices. Excluding our European operations, our average rental yield per unit increased 5.5% in 2006 compared to 2005. In 2006, our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding any growth arising as a result of additional acquisitions in those markets, was 19.9% as compared to 25.3% in 2005. During 2005, we saw a steady improvement in our internal growth rate from the previous year’s level. The internal growth rate during the four quarters of 2006 was 23.2%, 22.4%, 19.5% and 15.6%, respectively. The fourth quarter internal growth rate was negatively impacted by a significant reduction in our seasonal storage business compared to 2005 levels. We planned this reduction in seasonal business as this business is less profitable and an inefficient use of our capital. We opened eleven new branches through acquisitions in 2006: four in the United States, six in the United Kingdom and one in The Netherlands. We also completed another acquisition in 2006 in which we consolidated the acquired business operations into our existing Pensacola, Florida operations. Our sales of portable storage and office units accounted for 9.8% and 8.5% in 2006 and 2005, respectively, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.5% of total revenues in both 2006 and 2005. Our revenues from the sale of portable storage units increased $9.3 million, or 53.3%, to $26.8 million in 2006 from $17.5 million in 2005. This increase is primarily related to the higher level of sales activity at our newer locations both in the United States and especially in Europe. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our leasing business model.

Cost of sales are the costs related to our sales revenue only. Cost of sales as a percentage of sales revenue increased to 64.1% in 2006 from 62.0% in 2005. Our gross margin was at a higher-than-typical level during both periods. The slight decrease in the 2006 gross margin results from our European operations where many of our units were sold at wholesale.

Leasing, selling and general expenses increased $30.6 million, or 28.1%, to $139.9 million in 2006 from $109.3 million in 2005. Leasing, selling and general expenses, as a percentage of total revenues, were 51.2% and 52.8% in 2006 and 2005, respectively. Included in this expense for 2006, is approximately $3.1 million of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for us on January 1, 2006. The 2005 expense amount includes $1.7 million related to Hurricane Katrina. Excluding these items, our leasing, selling and general expenses would have increased by $29.3 million, or 27.2%, to $136.8 million in 2006, as compared to $107.5 million in 2005. As the markets we entered in the past few years have continued to mature and as their revenues have increased to cover our fixed expenses at those locations, those markets have produced high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next year, we anticipate our leasing, selling and general expenses will increase modestly as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model. In addition to the share-based compensation expense, the major increase in leasing, selling and general expenses for 2006 were: (1) payroll and related expenses increased by $11.3 million and included the increase in commissions we paid our sales personnel related to the $66.2 million increase in revenues and general wage increases for over 1,900 employees who support the growth of our leasing activities; (2) delivery and freight costs, including fuel, increased by $8.6 million as fuel prices increased and we used more third-party vendors for the transportation of our units, particularly our modular office units (increased costs were passed on to customers in the form of higher delivery and pick-up charges); (3) repairs on our lease fleet, including costs related to our office units, increased by $2.6 million due to our increased maintenance efforts associated with maintaining our higher overall utilization rates and the higher cost associated with maintaining mobile offices; and (4) repairs and maintenance of delivery and other equipment increased by $1.0 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet.

EBITDA increased $26.6 million, or 29.4%, to $116.8 million in 2006 from $90.2 million in 2005. EBITDA, adjusted to exclude $3.1 million of share-based compensation expense in 2006 and Hurricane Katrina expenses of $1.7 million and $3.2 million of other income in 2005, increased $31.0 million, or 35.0%, to $119.8 million in 2006 as compared to $88.8 million in 2005.

Depreciation and amortization expenses increased $3.8 million, or 30.2%, to $16.7 million in 2006 from $12.9 million in 2005. The higher depreciation expense is primarily due to the growth in our lease fleet over the prior year to meet increased demand of our products and included the depreciation or units acquired through acquisitions in 2006. It also includes the depreciation expenses associated with the refurbishment of portable storage units added to the lease fleet during 2006 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. Also, in 2006, depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet growth, and the customized enterprise resource planning system to enhance our reporting environment. This increase in our lease fleet enabled us to achieve our higher lease revenues. Since December 31, 2005, our lease fleet cost basis for depreciation increased by $157.8 million. See “Critical Accounting Policies and Estimates” within this Item 7.

Other income in 2005, represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.

Interest expense increased $0.5 million, or 2.2%, to $23.7 million in 2006 from $23.2 million in 2005. Our monthly weighted average debt outstanding during 2006, compared to 2005, was virtually unchanged due to our equity offering. This slight increase in interest expense in 2006 resulted primarily from higher interest rates on our variable rate line of credit, which was offset by the interest savings resulting from the redemption of $52.5 million of our 9 1/2% Senior Notes in May 2006. During 2006, we invested $127.6 million in net additions to our lease fleet and $59.5 million in acquisitions. These additions were funded through cash flow from operations, use of a portion of the proceeds of an equity offering, and additional borrowings. The monthly weighted average interest rate on our debt was 7.7% for 2006 compared to 7.6% for 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 8.2% in 2006 and 7.9% in 2005. Our weighted average interest rate is slightly higher in 2006 primarily due to higher LIBOR rates in effect during 2006, partially offset by lower spreads from LIBOR on our line of credit due to our improved leverage ratio. In addition, our weighted average interest rate is reduced as a larger percentage of our borrowing comes from our lower rate revolving line of credit. Interest costs include interest related to our Senior Notes that bear interest at 9 1/2% per annum, which is higher than the average borrowing rate under our revolving credit facility. See “Liquidity and Capital Resources” within this Item 7.

Debt extinguishment expense in the 2006 period represents the portion of deferred loan costs and the redemption premium on 35% of the $150.0 million aggregate principal amount of outstanding Senior Notes that we redeemed in May 2006.

Provision for income taxes was based on an annual effective tax rate of 38.8% for 2006 as compared to an annual effective tax rate of 37.3% for 2005. Our 2006 consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. The tax provision rate for 2006 was slightly higher than in 2005, due to permanent differences increasing for the expense relating to incentive stock options as a result of the adoption of SFAS No. 123(R). The 2006 tax provision includes a $0.3 million tax benefit due to the recognition of certain state net operating loss carryforwards that were previously scheduled to expire in 2006, that management expects to recover with 2006 taxable income. The 2005 tax provision includes a $0.7 million tax benefit due to the recognition of certain state net operating loss carryforwards that were previously scheduled to expire in 2005 and 2006. At December 31, 2006, we had a federal net operating loss carryforward of approximately $47.0 million, which expires if unused from 2021 to 2026. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2006 was $42.8 million, as compared to $34.0 million in 2005. Our 2006 net income results were primarily achieved by our 32.0% increase in revenues and the operating leverage associated with this growth, and includes a $0.3 million tax benefit discussed above. These increases were partially offset by the $3.1 million, ($2.3 million after tax), charge for share-based compensation and the $6.4 million ($3.9 million after tax) for debt extinguishment expense related to the partial redemption of our Senior Notes. Our 2005 net income includes the proceeds from a settlement agreement of $3.2 million ($1.9 million after tax), $1.7 million ($1.0 million after tax) expenses related to Hurricane Katrina, and a $0.7 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

Total revenues in 2005 increased $38.8 million, or 23.1%, to $207.2 million from $168.3 million in 2004. Leasing of portable storage units and portable offices accounted for approximately 91.0% of total revenues during 2005. Leasing revenues in 2005 increased $38.7 million, or 25.8%, to $188.6 million from $149.9 million in 2004. This increase resulted primarily from a 7.4% increase in the average rental yield per unit and a 17.2% increase in the average number of units on lease. In 2005, our internal growth rate increased to approximately 25.3% as compared to approximately 16.0% in 2004. We define internal growth as the growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. During 2004, we saw a steady improvement in our internal growth rate from the previous year’s level. The internal growth rate peaked during the first quarter of 2005, but remained strong throughout the year. We opened three new branches as start ups in 2005: Minneapolis, Minnesota, Indianapolis, Indiana, and Pensacola, Florida. We also completed one acquisition in 2005, and we consolidated the acquired business operations into our existing Columbus, Ohio branch. Sales of portable storage units have accounted for 8.5% and 10.7% in 2005 and 2004, respectively, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.5% and 0.3% of total revenues in 2005 and 2004, respectively. Our revenues from the sale of portable storage units decreased $0.4 million, or 2.3%, to $17.5 million in 2005 from $17.9 million in 2004. Our leasing business continues to be our primary focus and leasing revenues has become the predominant part of our revenue mix over the past several years. As a percentage of total revenues, leasing revenues represented 91.0% in 2005 compared to 89.0% in 2004.

Cost of sales is the cost to us of units we sold during the period. Cost of sales as a percentage of sales revenues decreased to 62.0% in 2005 from 63.4% in 2004. Our gross margin increased slightly in 2005 as compared to 2004, but it was at high levels during both periods.

Leasing, selling and general expenses increased $18.6 million, or 20.5%, to $109.3 million in 2005 from $90.7 million in 2004. Leasing, selling and general expenses, as a percentage of total revenues, were 52.8% and 53.9% in 2005 and 2004, respectively. Included in this 2005 expense is approximately $1.7 million of losses relating to physical damage of assets as a result of Hurricane Katrina. This amount represents our estimate of damages we sustained based on our current assessment, primarily at our New Orleans, Louisiana, branch and to units on lease at customer locations. This estimate is net of certain limited insurance reimbursements that we have already received under our insurance policies. Excluding the Hurricane Katrina-related expense, our leasing, selling and general expenses would have increased by $16.9 million, or 18.6%. As the markets we entered in the past few years have matured, and as their revenues increase to cover fixed expenses, those markets have produced high margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. These economies of scale were offset to some extent by increases in certain expense levels. Payroll and related expenses increased by $4.2 million and included the increase in commissions we pay our sales personnel related to the increase in revenues of $38.8 million and general increases for 1,650 employees to support the growth of our leasing activities. Freight trucking expense increased by $2.8 million as we used more third-party vendors for the transportation of our units, particularly our modular office units (which are more expensive to transport), and due to the repositioning of some of our lease fleet units from city to city. We repositioned units to meet our customers’ demand by more efficiently using our existing resources, which also resulted in higher overall utilization rates. Repairs on our lease fleet increased by $2.5 million due to our increased maintenance efforts which were related to the increase in our overall utilization rates. Fuel expenses increased by $1.2 million due to fuel price increases and the increase in the number of deliveries and pick ups due to our larger fleet size and customer base. Repairs and maintenance of equipment increased by $0.9 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet. Insurance expense increased by $1.5 million for our policies related to our business and employees.

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

Depreciation and amortization expenses increased $1.4 million, or 12.5%, to $12.9 million in 2005 from $11.4 million in 2004. The higher depreciation was directly related to a larger fleet in 2005, which enabled us to achieve higher lease revenues. It includes the depreciation expenses associated with the refurbishment of portable storage units added to the lease fleet during 2005 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. By increasing our overall utilization rate, we were able to grow revenues faster than we increased the size of our lease fleet. During 2005, our lease fleet cost basis for depreciation increased by $105.0 million. See “Critical Accounting Policies and Estimates” within this Item 7.

Other income represents net proceeds of a settlement agreement pursuant to which a third party reimbursed us for a portion of losses sustained in two lawsuits that arose in connection with the acquisition in April 2000 of a portable storage business in Florida.

Interest expense increased $2.7 million, or 13.4%, to $23.2 million in 2005 from $20.4 million in 2004. Our monthly weighted average debt outstanding during 2005, compared to 2004, increased by 11.7%, primarily due to increased borrowings under our credit facility to fund part of the growth of our lease fleet during the year. The remainder of the growth of our lease fleet was funded by operating cash flow. The monthly weighted average interest rate on our debt was 7.6% for 2005 compared to 7.5% for 2004, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 7.9% in 2005 and 7.8% in 2004. Our weighted average interest rate is slightly higher in 2005 primarily due to higher LIBOR rates in effect during 2005, partially offset by lower spreads from LIBOR on our line of credit due to our improved leverage ratio. In addition, our weighted average interest rate is reduced as a larger percentage of our borrowing comes from our lower rate revolving line of credit. Interest costs include our Senior Notes that bear interest at 9 1/2% per annum, which is higher than the average borrowing rate under our revolving credit facility. See “Liquidity and Capital Resources” within this Item 7.

Provision for income taxes was based on an annual effective tax rate of 37.3% for 2005 and 40.0% for 2004. While our blended federal and state tax rate approximates 38.5% in 2005, our effective rate was higher in 2004 due to higher expected state income taxes relating to possible losses of a portion of our state loss carryforwards. During 2005, our effective tax rate was lower due to a favorable change in our estimate of state tax losses and a partial reversal of the previous allowance established. At December 31, 2005, we had a federal net operating loss carryforward of approximately $52.2 million, which then expired if unused from 2011 to 2024. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2005 was $34.0 million, as compared to $20.7 million in 2004. In 2005, net income included an after-tax charge of approximately $1.0 million related to Hurricane Katrina expense and after-tax income of approximately $1.9 million related to the above-mentioned settlement agreement.

Liquidity and Capital Resources

Liquidity Summary

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

In March 2006, we completed a public offering of 4.6 million shares of our common stock (the “Equity Offering”), which provided net proceeds to us of approximately $120.3 million. We used $57.5 million of the proceeds to redeem $52.5 million principal amount of our 9 1/2% Senior Notes at a redemption price of 109.5% of the principal amount and the remainder to pay down borrowings under our revolving credit facility.

On February 17, 2006, we modified an existing revolving line of credit with a group of lenders by entering into a Second Amended and Restated Loan and Security Agreement that provides a five-year $350.0 million senior secured revolving credit facility, which is scheduled to mature in February 2011. We may also, at our option and without lenders’ consent, increase available borrowings under the revolving credit facility by an additional $75.0 million during the term of the agreement.

During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, the Equity Offering and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. At December 31, 2006, we had unused borrowing availability of approximately $142.5 million under our revolving credit facility. Our net borrowings outstanding under our revolving credit facility increased by $45.8 million, from $157.9 million at December 31, 2005 to $203.7 million at December 31, 2006. The additional borrowings were used, in conjunction with cash provided by operating activities and a portion of the Equity Offering net proceeds, to fund the $136.0 million of additions to our lease fleet, to complete acquisitions in 2006 totaling $59.5 million and to redeem 35% of our 9 1/2% Senior Notes at a redemption price of $57.5 million in the aggregate. As of February 16, 2007, borrowings outstanding under our revolving credit facility were approximately $214.2 million.

Operating Activities.  Our operations provided net cash flow of $76.9 million in 2006 compared to $69.2 million in 2005 and $40.3 million in 2004. The $7.7 million increase in 2006 over 2005 in cash provided by operating activities, in addition to increased pre-tax income and the related deferral of the income taxes, included the result of a non-cash charge of $3.1 million related to share-based compensation expense, and a $1.4 million non-cash debt extinguishment expense. In 2006, cash provided by operating activities was negatively affected by the $5.0 million premium paid in connection with redeeming 35% of our 9 1/2% Senior Notes, while in 2005 cash provided by operating activities was positively influenced by the receipt of $3.2 million of other income. Additionally, in 2006, cash provided by operating activities was negatively impacted by increases in accounts receivable, due to the general growth in our leasing activities by an increase in our sales activity related to our newly acquired European operations, and by an increase in deposit and prepaid expenses. In 2005, accounts payable increased by $8.6 million, while in 2006, accounts payable decreased $2.1 million primarily due to the timing of vendor payment requirements. Cash generated by operations in 2004 was negatively impacted by the payment of an $8.0 million Florida litigation judgment. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2006, we had a federal net operating loss carryforward of approximately $47.0 million and a net deferred tax liability of $97.5 million.

Investing Activities.  Net cash used in investing activities was $192.8 million in 2006, $113.3 million in 2005 and $80.5 million in 2004. In 2006, $59.5 million of cash was paid for acquisition of businesses, compared to $7.0 million in 2005 period and $1.3 million in 2004. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $122.6 million for 2006, $100.0 million for 2005 and $74.7 million in 2004. Capital expenditures increased during 2006, primarily to support the demand of our products, including our steel and wood offices, which required us to purchase and refurbish more units than in 2005. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $10.8 million in 2006, $6.4 million in 2005 and $4.7 million in 2004. The $4.4 million net increase for property, plant and equipment, of which $2.6 million was spent in Europe, was primarily for new delivery equipment and forklifts at our newer branches and additional hardware and software in conjunction with our upgraded computer information systems. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information systems. Our maintenance capital expenditures were approximately $0.8 million in 2006, $1.9 million in 2005 and $2.5 million in 2004.

Financing Activities.  Net cash provided by financing activities was $117.0 million in 2006, $43.3 million in 2005, and $40.6 million in 2004. In 2006, we received approximately $120.3 million in net proceeds from the Equity Offering. In 2006, we redeemed $52.5 million (or 35% of the aggregate outstanding principal balance) of our 9 1/2% Senior Notes. During 2006, in addition to our Equity Offering, we relied on cash provided by operations as well as our revolving credit facility to provide the additional capital needed to fund the growth of our lease fleet and to complete certain acquisitions. Additionally, we received $5.2 million, $11.7 million and $4.4 million from the exercises of employee stock options and the related tax benefits in 2006, 2005 and 2004, respectively. As of December 31, 2006, we had $203.7 million of borrowings outstanding under our revolving credit facility, and approximately $142.5 million of additional borrowings were available to us under the facility. As of February 16, 2007, our borrowings outstanding under our revolving credit facility were approximately $214.2 million. This increase is primarily due to the semi-annual interest payment of $4.6 million under the 9 1/2% Senior Notes in January 2007, and an acquisition we completed in January for approximately $2.4 million.

Loans under our $350.0 million revolving credit facility bear interest at a rate based, at our option and subject to our leverage ratio, on either (1) the prime rate plus a spread ranging from −0.25% (negative) to 0.25%, or (2) LIBOR, plus a spread ranging from 1.25% to 2.00%. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period (whichever is more frequent). In addition to paying interest on any outstanding principal amount, we pay an unused revolving credit facility fee to the senior lenders equal to a range of 0.25% to 0.375% per annum on the unused daily balance of the revolving credit commitment, payable monthly in arrears, based upon the actual number of days elapsed in a 360 day year. For each letter of credit we issue, we pay (i) a per annum fee equal to the margin over the LIBOR rate from time to time in effect, (ii) a fronting fee on the aggregate outstanding stated amounts of such letters of credit, plus (iii) customary administrative charges.

All of our obligations under the revolving credit facility are guaranteed jointly and severally by each of our subsidiaries. The revolving credit facility and the related guarantees are secured by substantially all of our assets and all assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock or other ownership interest owned by us and each guarantor and (ii) first-priority security interests in all of our tangible and intangible assets and the tangible and intangible assets of each guarantor (in each case, other than certain equipment assets subject to capitalized lease obligations). As of December 31, 2006, we had minor capital lease obligations relating to office equipment.

Our $350.0 million revolving credit agreement imposes some material covenants that restrict us in the conduct of our business, although certain covenants are inapplicable in whole or in part as long as we are not in default under the agreement and we maintain borrowing availability in excess of certain pre-determined levels (generally between $35.0 million and $75.0 million). If our borrowing availability is below a specified level, the revolving credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio, fixed charge coverage ratio and our minimum required utilization rates. Our compliance with financial covenants is measured as of the last day of each fiscal quarter. Under the terms of the revolving credit facility agreement, we were in compliance with all the covenants at December 31, 2006.

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

At December 31, 2006, we had two interest rate swap agreements for $50.0 million of debt. We entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2006, $148.3 million of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $153.7 million of borrowings under our credit facility are variable rate. Accounting for these swap agreements is covered by Statement of Financial Accounting Standard (SFAS) No. 133.

We believe we have sufficient borrowings available under the $350.0 million revolving credit facility to provide for our foreseeable capital needs over the next 12 to 36 months, with the duration dependent in large part upon the balance between the internal growth rates achieved during 2007 and subsequent periods and the expenses of entering into additional markets during the period, which will be the main determinant of how quickly we use our additional borrowing capacity under the revolving credit facility.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our secured revolving credit facility and $97.5 million of Senior Notes, together with other unsecured notes payable obligations and small obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms on our major leased properties ranging from 1 to 10 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) other equipment, primarily office machines.

At December 31, 2006, in connection with the issuance of our insurance policies, we provided certain insurance carriers with approximately $3.7 million in letters of credit and an agreement under which we are contingently responsible for $2.5 million in order to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently have small commitments recorded as capital leases relating to some office equipment.

The table below provides a summary of our contractual commitments as of December 31, 2006. The operating lease amounts include certain real estate leases that expire in 2007, but have lease renewal options that we currently anticipate to exercise in 2007 at the end of the initial lease period.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Revolving credit facility	$203,729	$—	$—	$203,729	$—
Scheduled interest payment obligations under our revolving credit facility(1)	54,348	13,059	26,119	15,170	—
Senior Notes	97,500	—	—	—	97,500
Scheduled interest payment obligations under our Senior Notes(2)	64,840	9,263	18,526	18,526	18,525
Other long-term debt	781	781	—	—	—
Scheduled interest payment obligations under our long-term debt(2)	17	17	—	—	—
Obligations under capital leases	35	21	13	1	—
Scheduled interest payment obligations under capital leases(3)	3	2	1	—	—
Operating leases	37,047	8,806	13,366	6,835	8,040

Total contractual obligations	$458,300	$31,949	$58,025	$244,261	$124,065

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 6.4% at December 31, 2006. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rates swap agreements.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under two capital leases were calculated using imputed rates of 6.5% and 13.6%.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. This causes lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we have reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing our seasonality.

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

Revenue Recognition.  Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are earned, in accordance with SAB No. 104. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectibility is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.

Share-Based Compensation.  Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $7.5 million of total unrecognized compensation costs related to stock options at December 31, 2006 that are expected to be recognized over a weight-average period of 1.5 years. See Note 9 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

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

	Years Ended December 31,
	2005	2006
	(In thousands except per share data)

As reported:
Net income	$33,988	$42,776
Diluted earnings per share	$1.10	$1.21
As adjusted for hypothetical change in reserve estimates:
Net income	$33,537	$42,083
Diluted earnings per share	$1.09	$1.19

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units with the addition of our European operations. We perform an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. We performed the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. We will continue to perform this test in the future as required by SFAS No. 142.

Impairment of Long-Lived Assets.  We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets.

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

		Useful
	Residual	Life In
	Value	Years	2005	2006
			(In thousands except per share data)

As Reported:	62.5%	25
Net income			$33,988	$42,776
Diluted earnings per share			$1.10	$1.21
As adjusted for change in estimates:	70%	20
Net income			$33,991	$42,776
Diluted earnings per share			$1.10	$1.21
As adjusted for change in estimates:	50%	20
Net income			$31,352	$39,595
Diluted earnings per share			$1.02	$1.12
As adjusted for change in estimates:	40%	40
Net income			$33,988	$42,776
Diluted earnings per share			$1.10	$1.21
As adjusted for change in estimates:	30%	25
Net income			$30,555	$38,641
Diluted earnings per share			$0.99	$1.09
As adjusted for change in estimates:	25%	25
Net income			$30,027	$38,004
Diluted earnings per share			$0.97	$1.07

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

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination.

At December 31, 2006, we have a $2.3 million valuation allowance and have $28.4 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations and/or through available tax planning strategies to recover these assets. However, given that these loss carryforwards that give rise to the deferred tax asset expire over 6 years beginning in 2021, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2006, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing our tax positions taken to determine the effect, if any, that the adoption of this Interpretation will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2007 fiscal year is permissible, provided we have not yet issued interim financial statement for 2007 and have adopted SFAS No. 157. We are currently evaluating the potential impact of adopting this Standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement.  We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2006, we had two interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. In 2006, in accordance with SFAS No. 133, comprehensive income included a charge of $0.1 million, net of income tax benefit of $0.1 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

							Total at	Total Fair Value
	At December 31,						December 31,	at December 31,
	2007	2008	2009	2010	2011	Thereafter	2006	2006
	(In thousands, except percentages)

Debt:
Fixed rate	$802	$11	$2	$1	—	$97,500	$98,316	$104,897
Average interest rate							9.48%
Floating rate(1)	$—	$—	$—	$—	$203,729	$—	$203,729	$203,729
Average interest rate							6.41%
Operating leases:	$8,806	$7,356	$6,010	$4,152	$2,683	$8,040	$37,047

(1)	Included in our floating rate line of credit facility are $50.0 million of fixed-rate swap agreements with a weighted average interest rate of 4.95% that mature in 2008.

Impact of Foreign Currency Rate Changes.  We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Eurodollar. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us to also borrow those funds in Pound Sterling denominated debt.

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

During 2006, we acquired two foreign entities from Triton CSA International B.V., Royalwolf Trading (UK) Limited, operating in the United Kingdom and Royal Wolf Containers B.V., operating in The Netherlands. We excluded these entities from our assessment of and conclusion on the effectiveness of its internal control over financial reporting. These entities constituted $49.2 million of total assets and $36.4 million of net assets as of December 31, 2006, and $13.9 million of total revenues and $0.1 million of net income for the year then ended. See Note 13 of notes to the consolidated financial statements for further discussion of this acquisition. We have not yet completed our evaluation of the design and operation of the disclosure controls and procedures for these consolidated entities as of December 31, 2006. We will provide an evaluation of the acquired foreign entities internal controls over financial reporting once we have completed our evaluation as allowed by the U.S. Securities and Exchange Commission. We expect to complete such evaluation during 2007.

Under the supervision and with the participation of management, with the exception as noted above, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steven G. Bunger
Steven G. Bunger
Chief Executive Officer
Mobile Mini, Inc.

/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Executive Vice President and
Chief Financial Officer
Mobile Mini, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobile Mini, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of our internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Royalwolf Trading (UK) Limited, operating in the United Kingdom and Royal Wolf Containers B.V., operating in The Netherlands, acquired from Triton CSA International B.V. which is included in the 2006 consolidated financial statements of Mobile Mini, Inc. These entities constituted $49.2 million of total assets and $36.4 million of net assets as of December 31, 2006, and $13.9 million of total revenues and $0.1 million of net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RoyalWolf Trading (UK) Limited or Royal Wolf Containers B.V.

In our opinion, management’s assessment that Mobile Mini, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

Report of Independent Registered Public Accounting Firm — (Continued)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Mobile Mini, Inc., and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Mobile Mini, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 28, 2007

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands except per share data)

ASSETS
Cash	$207	$1,370
Receivables, net of allowance for doubtful accounts of $3,234 and $5,008, respectively	24,538	34,953
Inventories	23,490	27,863
Lease fleet, net	550,464	697,439
Property, plant and equipment, net	36,048	43,072
Deposits and prepaid expenses	7,669	9,553
Other assets and intangibles, net	6,230	9,324
Goodwill	56,311	76,456

Total assets	$704,957	$900,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$17,481	$18,928
Accrued liabilities	35,576	39,546
Line of credit	157,926	203,729
Notes payable	659	781
Obligations under capital leases	—	35
Senior Notes	150,000	97,500
Deferred income taxes	75,340	97,507

Total liabilities	436,982	458,026

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 95,000 shares authorized, 30,618 and 35,898 issued and outstanding at December 31, 2005 and December 31, 2006, respectively	306	359
Additional paid-in capital	141,855	268,456
Deferred stock-based compensation	(2,258)	—
Retained earnings	126,942	169,718
Accumulated other comprehensive income	1,130	3,471

Total stockholders’ equity	267,975	442,004

Total liabilities and stockholders’ equity	$704,957	$900,030

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands except per share data)

Revenues:
Leasing	$149,856	$188,578	$245,105
Sales	17,919	17,499	26,824
Other	566	1,093	1,434

Total revenues	168,341	207,170	273,363

Costs and expenses:
Cost of sales	11,352	10,845	17,186
Leasing, selling and general expenses	90,696	109,257	139,906
Depreciation and amortization	11,427	12,854	16,741

Total costs and expenses	113,475	132,956	173,833

Income from operations	54,866	74,214	99,530
Other income (expense):
Interest income	—	11	437
Other income	—	3,160	—
Interest expense	(20,434)	(23,177)	(23,681)
Debt extinguishment expense	—	—	(6,425)
Foreign currency exchange gains	—	—	66

Income before provision for income taxes	34,432	54,208	69,927
Provision for income taxes	13,773	20,220	27,151

Net income	$20,659	$33,988	$42,776

Earnings per share:
Basic	$0.71	$1.14	$1.25

Diluted	$0.70	$1.10	$1.21

Weighted average number of common and common share equivalents outstanding:
Basic	28,974	29,867	34,243

Diluted	29,565	30,875	35,425

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2005 and 2006

						Accumulated
	Shares of		Additional	Deferred		Other
	Common	Common	Paid-In	Stock-Based	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands)

Balance, December 31, 2003	28,705	$287	$116,813	$—	$72,295	$(102)	$189,293
Net income		—	—	—	20,659	—	20,659
Market value change in derivatives, (net of income tax expense of $173)	—	—	—	—	—	260	260
Foreign currency translation, (net of income tax expense of $117)	—	—	—	—	—	176	176

Comprehensive income							21,095
Exercise of stock options, (including income tax benefit of $1,575)	661	7	5,974	—	—	—	5,981

Balance, December 31, 2004	29,366	294	122,787	—	92,954	334	216,369
Net income	—	—	—	—	33,988	—	33,988
Market value change in derivatives, (net of income tax expense of $434)	—	—	—	—	—	679	679
Foreign currency translation, (net of income tax expense of $75)	—	—	—	—	—	117	117

Comprehensive income							34,784
Exercise of stock options, (including income tax benefit of $5,061)	1,155	11	16,792	—	—	—	16,803
Restricted stock grants	97	1	2,276	(2,277)	—	—	—
Amortization of restricted stock	—	—	—	19	—	—	19

Balance, December 31, 2005	30,618	306	141,855	(2,258)	126,942	1,130	267,975
Net income	—	—	—	—	42,776	—	42,776
Market value change in derivatives, (net of income tax benefit of $86)	—	—	—	—	—	(123)	(123)
Foreign currency translation, (net of income tax expense of $6)	—	—	—	—	—	2,464	2,464

Comprehensive income							45,117
Issuance of common stock	4,600	46	120,317	—	—	—	120,363
Exercise of stock options	499	5	5,113	—	—	—	5,118
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(2,258)	2,258	—	—	—
Restricted stock grants	181	2	(2)	—
Share-based compensation	—	—	3,431	—	—	—	3,431

Balance, December 31, 2006	35,898	$359	$268,456	$—	$169,718	$3,471	$442,004

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash Flows From Operating Activities:
Net income	$20,659	$33,988	$42,776
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	—	1,438
Provision for doubtful accounts	2,251	3,036	4,538
Provision for loss from natural disasters	—	1,710	—
Amortization of deferred financing costs	775	829	840
Share-based compensation expense	—	19	3,066
Depreciation and amortization	11,427	12,854	16,741
Gain on sale of lease fleet units	(2,277)	(3,529)	(4,922)
Loss on disposal of property, plant and equipment	604	704	454
Deferred income taxes	13,750	20,097	26,407
Foreign currency exchange gains	—	—	(66)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,560)	(8,407)	(11,118)
Inventories	(2,178)	(4,823)	628
Deposits and prepaid expenses	(669)	(480)	(1,446)
Other assets and intangibles	37	(19)	(4)
Accounts payable	1,721	8,581	(2,088)
Accrued liabilities	(218)	4,689	(360)

Net cash provided by operating activities	40,322	69,249	76,884

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(1,282)	(7,021)	(59,475)
Additions to lease fleet, excluding acquisitions	(81,227)	(109,540)	(135,883)
Proceeds from sale of lease fleet units	6,555	9,505	13,327
Additions to property, plant and equipment	(4,723)	(6,433)	(10,882)
Proceeds from sale of property, plant and equipment	7	57	150
Change in other assets	162	157	—

Net cash used in investing activities	(80,508)	(113,275)	(192,763)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	36,900	32,026	45,544
Proceeds from issuance of notes payable	839	934	1,230
Redemption of Senior Notes	—	—	(52,500)
Deferred financing costs	(285)	—	(1,664)
Principal payments on notes payable	(1,305)	(1,420)	(1,108)
Principal payments on capital lease obligations	—	—	(17)
Issuance of common stock, net	4,406	11,742	125,481

Net cash provided by financing activities	40,555	43,282	116,966

Effect of exchange rate changes on cash	293	192	76

Net increase (decrease) in cash	662	(552)	1,163
Cash at beginning of year	97	759	207

Cash at end of year	$759	$207	$1,370

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$19,254	$21,727	$24,770

Cash paid during the year for income and franchise taxes	$372	$495	$733

Interest rate swap changes in value (credited) charged to equity	$(260)	$(679)	$123

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini”, “Company”, “we”, “us”, or “our”, means Mobile Mini, Inc. At December 31, 2006, we have a fleet of portable storage and office units, and operate throughout the United States, in one Canadian province, the United Kingdom and The Netherlands. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries, including our European operations. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are earned, in accordance with SAB No. 104, Revenue Recognition. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectibility is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.

Cost of Sales

Cost of sales in our consolidated statements of income includes only the costs for units we sell. Similar costs associated with the portable storage units that we lease are capitalized on our balance sheet under “Lease fleet”.

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2005 and 2006, prepaid advertising costs were approximately $2.7 million and $3.2 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact enterprise resource planning system. Advertising expense was $7.0 million, $7.6 million and $8.6 million in 2004, 2005 and 2006, respectively.

Cash

Our revolving credit agreement includes restrictions on excess cash. There was no restricted cash at December 31, 2005 and 2006.

Receivables and Allowance for Doubtful Accounts

Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the United States, Canada and Europe. Mobile Mini records an estimated provision for bad debts through a charge to operations in amounts of our estimated losses expected to be incurred in the collection of these accounts. We review

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provision for adequacy monthly. The estimated losses are based on historical collection experience, and evaluation of past-due account agings. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the large number of customers spread over a large geographic area in many industry segments. Receivables related to our sales operations are generally secured by the product sold to the customer. Receivables related to our leasing operations are primarily small month-to-month amounts. We have the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO (International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that are determined to go into our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes our proprietary security doors.

Inventories at December 31, consist of the following:

	2005	2006
	(In thousands)

Raw materials and supplies	$16,054	$18,420
Work-in-process	1,819	3,031
Finished portable storage units	5,617	6,412

	$23,490	$27,863

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Our depreciation expense related to property, plant and equipment for 2004, 2005 and 2006 was $3.3 million, $3.2 million and $4.2 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005 and 2006, we wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or were no longer required or used in our leasing operations. We also wrote off vehicles and equipment for losses sustained due to Hurricane Katrina in 2005.

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life In
	Years	2005	2006
		(In thousands)

Land		$772	$772
Vehicles and machinery	5 to 20	38,867	45,734
Buildings and improvements(1)	30	8,905	10,645
Office fixtures and equipment	5	7,296	9,552

		55,840	66,703
Less accumulated depreciation		(19,792)	(23,631)

		$36,048	$43,072

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $8.1 million at December 31, 2005 and $11.9 million at December 31, 2006, excluding accumulated amortization of $3.0 million and $3.5 million at December 31, 2005 and 2006, respectively. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized either on a straight-line basis, typically over a five-year period, or on an accelerated basis for intrinsic values assigned to customer lists and trade names. At December 31, 2005 and 2006, other assets and intangibles also included $1.1 million and $0.9 million, respectively, for the fair value of our interest rate swap agreements.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options and nonvested share-awards into common stock.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2005	2006
	(In thousands except earnings
	per share)

BASIC:
Common shares outstanding, beginning of year	28,705	29,366	30,521
Effect of weighting shares:
Weighted common shares issued	269	501	3,722

Weighted average number of common shares outstanding	28,974	29,867	34,243

Net income	$20,659	$33,988	$42,776

Earnings per share	$0.71	$1.14	$1.25

DILUTED:
Common shares outstanding, beginning of year	28,705	29,366	30,521
Effect of weighting shares:
Weighted common shares issued	269	501	3,722
Employee stock options and nonvested share-awards assumed converted	591	1,008	1,182

Weighted average number of common and common share equivalents outstanding	29,565	30,875	35,425

Net income	$20,659	$33,988	$42,776

Earnings per share	$0.70	$1.10	$1.21

Employee stock options to purchase 1.6 million, 0.5 million and 0.6 million shares were issued or outstanding during 2004, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share. Basic weighted average number of common shares outstanding in 2005 and 2006 does not include 96,668 and 258,270 nonvested share-awards, respectively, as the stock is not vested. During 2005 and 2006, 96,668 and 17,543 nonvested share-awards, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We have not recognized any impairment losses during the three year period ended December 31, 2006.

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. In 2006, we entered into a share purchase agreement

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to acquire three companies of the Royal Wolf Group. All other acquisitions of businesses have been transacted as asset purchases which results in our goodwill relating to business acquisitions executed under asset purchase agreements being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes.

We evaluate goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate in one reportable segment, which is comprised of three reporting units with the addition of our European operations. We perform an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. We performed the first step of the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill is not impaired. At December 31, 2006, $62.6 million of our goodwill relates to the United States reporting unit, $13.0 million relates to the United Kingdom reporting unit, and $0.9 million relates to The Netherlands reporting unit. Fair value has been determined for each reporting unit in order to determine the recoverability of the recorded goodwill. At December 31, 2006, we used a discounted cash flows approach to determine the fair value of our United Kingdom and The Netherlands reporting units. In the United States, we used an allocation of market capitalization to measure potential impairment. The fair value determined for the United Kingdom and The Netherlands as well as the allocated market capitalization to the U.S. far exceeded the net carrying value of the reporting units, therefore, the second step for potential impairment was unnecessary

Fair Value of Financial Instruments

We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of our borrowings under our credit facility and notes payable approximate fair value. The fair values of our notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2005 and 2006, approximated the book values. The fair value of our 9 1/2% Senior Notes at December 31, 2005 ($150.0 million) and 2006 ($97.5 million), is approximately $164.8 million and $104.1 million, respectively. The determination for fair value is based on the latest sale prices at the end of each fiscal year obtained from a third-party institution.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $4.9 million and $4.2 million, net of accumulated amortization of $2.0 million and $2.3 million, at December 31, 2005 and 2006, respectively. Costs to obtaining long-term financing, including our amended credit facility, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We address a portion of these risks through a controlled program of risks management that includes the use of derivative financial

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We had two interest rate swap agreements totaling $50.0 million at December 31, 2005 and 2006. The fixed interest rate on the two swap agreements are at 3.66% and 3.73% plus the spread. Both swap agreements mature in 2008.

Derivative transactions resulted in comprehensive income at December 31, 2005, of $0.7 million, net of income tax expense of $0.4 million and at December 31, 2006, a charge to comprehensive income of $0.1 million, net of income tax benefit of $0.1 million. Derivative transactions are included in either other assets and intangibles or other liabilities in our consolidated balance sheet, dependent on the value of the derivative.

Share-Based Compensation

At December 31, 2006, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB Opinion No. 25). Under APB Opinion No. 25, we did not recognize compensation cost in connection with stock options granted at market price, and we disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions to be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Other than nonvested share-awards, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.

SFAS No. 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not been realized related to stock-based compensation deductions. We adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, our net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2006, there were $3.6 million of excess tax benefits related to stock-based

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation, which were not realized under this approach. Once our net operating loss carryforward is utilized, this excess tax benefit may be recognized in additional paid-in capital.

Foreign Currency Translation and Transactions

For our non-United States operations, the local currency is the functional currency. All assets and liabilities are translated into United States dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

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

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are reviewing our tax positions taken to determine the effect, if any, that the adoption of this Interpretation will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2007 fiscal year is permissible, provided we have not yet issued interim financial statement for 2007 and have adopted SFAS No. 157. We are currently evaluating the potential impact of adopting this Standard.

(2) Lease Fleet:

Our lease fleet primarily consists of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date we put the unit in service,

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are depreciated down to their estimated residual values. Our depreciation policy on our steel units uses an estimated useful life of 25 years with an estimated residual value of 62.5%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. Our depreciation expense related to lease fleet for 2004, 2005 and 2006 was $7.9 million, $9.5 million and $12.0 million, respectively. At December 31, 2005 and 2006, all of our lease fleet units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

Lease fleet at December 31, consists of the following:

	2005	2006
	(In thousands)

Steel storage containers	$347,494	$423,766
Offices	238,069	320,160
Van trailers	3,252	2,702
Other, primarily chassis	494	479

	589,309	747,107
Accumulated depreciation	(38,845)	(49,668)

	$550,464	$697,439

(3)  Line of Credit:

On February 17, 2006, we modified our revolving credit facility by increasing the facility by $100.0 million to $350.0 million and executed a Second Amended and Restated Loan and Security Agreement with our lenders. Borrowings of up to $350.0 million are available under this revolving facility, based on the value of our lease fleet, property, plant, equipment, and levels of inventories and receivables. We can increase borrowing availability under this revolving credit facility by an additional $75.0 million without the consent of our lenders, as long as we are in compliance with the terms of the agreement. Borrowings under the facility are, at our option, at either a spread from the prime or LIBOR rates, as defined. The credit facility is scheduled to expire in February 2011.

Our revolving credit facility has covenants that can restrict the conduct of our business if we go into default under the agreement or if we do not maintain borrowing availability in excess of certain pre-determined levels (generally between $35.0 million and $75.0 million). If our borrowing availability is below a specified level, the revolving credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio (as defined), fixed charge coverage ratio and our minimum required utilization rates.

Borrowings under this revolving credit facility are secured by a lien on substantially all of our present and future assets. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread from LIBOR and the prime rate can change

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the facility, based on a quarterly calculation of our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses during the prior 12 months. At December 31, 2006, the prime rate was 8.25% and our weighted average LIBOR rate, including the effect of our interest rate swap agreements, was 6.4% on our outstanding balance of $203.7 million. We had approximately $142.5 million of availability at December 31, 2006, under our funded debt to EBITDA covenant.

Our revolving credit facility had outstanding balances of $157.9 million and $203.7 million at December 31, 2005 and 2006, respectively. During 2006, we used proceeds from a common stock offering, in part, to redeem 35% of the $150.0 million aggregate principal amount outstanding of our 9 1/2% Senior Notes at a redemption price of 109.5% of the principal balance redeemed plus accrued and unpaid interest thereon.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 5.7% in 2005 and 6.6% in 2006. The average balance outstanding during 2005 and 2006 was approximately $145.2 million and $180.8 million, respectively.

We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 and the aggregate change in the fair value of the interest rate swap agreements resulted in a charge to comprehensive income for the year ended December 31, 2006 of $0.1 million, net of applicable income tax benefit of $0.1 million.

(4)  Notes Payable:

Notes payable at December 31, consist of the following:

	2005	2006
	(In thousands)

Notes payable, interest at 6.29%, monthly installments of principal and interest, matured March 2006, secured by equipment	$92	$—
Notes payable to financial institution, interest at 6.50% and 6.99%, payable in fixed monthly installments, both matured June 2006, unsecured	567	—
Notes payable to financial institution, interest at 8.25% and 6.3%, payable in fixed monthly installments, maturing June and July 2007, unsecured	—	781

	$659	$781

All payments of notes payable are scheduled to mature in 2007.

(5)  Obligations Under Capital Leases

We have two small capital lease obligations for office related equipment which had outstanding balances at December 31, 2006 of $35,000, of which $30,000 matures in 2008 and $5,000 matures in 2010.

(6)  Equity and Debt Issuances:

In March 2006, pursuant to a public offering, we issued 4.6 million shares of our common stock at approximately $26.22 per share, after underwriting discounts and commissions, but before other expenses. We received net offering proceeds of approximately $120.3 million which we used to redeem 35% of the $150 million aggregate principle amount outstanding of our 9 1/2% Senior Notes and to pay down our revolving line of credit.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled maturity for debt obligations under our revolving line of credit, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2006 (in thousands) are as follows:

2007	$802
2008	11
2009	2
2010	1
2011	203,729
Thereafter	97,500

$302,045

(7)  Income Taxes

Income (loss) before taxes for the years ended December 31, consisted of the following:

	2004	2005	2006
	(In thousands)

U.S.	$34,456	$53,992	$69,260
Other Nations	(24)	216	667

	$34,432	$54,208	$69,927

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

	2004	2005	2006
	(In thousands)

Current:
U.S. Federal	$—	$106	$250
State	23	17	238
Other Nations	—	—	—

	23	123	488

Deferred:
U.S. Federal	10,990	17,834	22,961
State	2,770	2,179	3,407
Other Nations	(10)	84	295

	13,750	20,097	26,663

	$13,773	$20,220	$27,151

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability at December 31, are approximately as follows:

	2005	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$19,839	$17,399
Deferred revenue and expenses	3,828	5,155
Accrued compensation and other benefits	2,117	2,200
Allowance for doubtful accounts	1,245	1,856
Other	719	1,808

Total deferred tax assets	27,748	28,418
Valuation allowance	(341)	(2,326)

Net deferred tax assets	27,407	26,092

Deferred tax liabilities:
Accelerated tax depreciation	(96,394)	(113,929)
Accelerated tax amortization	(5,710)	(8,365)
Other	(643)	(1,305)

Total deferred tax liabilities	(102,747)	(123,599)

Net deferred tax liabilities	$(75,340)	$(97,507)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $125,000 as of December 31, 2006.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2004	2005	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Nondeductible expenses	—	—	0.4
Change in valuation allowance	1.5	(1.2)	(0.1)

	40.0%	37.3%	38.8%

At December 31, 2006, we had a federal net operating loss carryforward of approximately $47.0 million which expires if unused from 2021 to 2026. At December 31, 2006, we had net operating loss carryforwards in the various states in which we operate totaling $19.9 million. These state net operating losses expire if unused from 2008 to 2026. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. As a result, Mobile Mini recorded an increase to the valuation allowance of $1.0 million in 2004 relating to state loss carryforwards expected to expire. The Company subsequently recorded a reduction in the valuation allowance of $0.7 million in 2005 and $0.3 million in 2006 based upon changes in expected taxable income that caused the assessment of recoverability to improve. Additionally, management has recorded a valuation allowance in the amount of $2.3 million on some of the tax attribute carryforwards acquired as a part of the Royal Wolf acquisition. This allowance relates to a portion of the acquired loss carryforwards that may not be eligible for use depending on certain historic and future events. Should such allowance become recoverable,

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it would be recorded as a reduction to goodwill relating to the acquisition. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

As a result of stock ownership changes during the years presented, it is possible that we have undergone a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. Management has determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.

We paid income taxes of approximately $0.4 million, $0.5 million and $0.7 million in 2004, 2005 and 2006, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(8)  Transactions with Related Persons:

When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $84,000, $91,000 and $91,000 in 2004, 2005 and 2006, respectively. The term of each of these leases expires on December 31, 2008. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2004, 2005 and 2006 under this lease were approximately $261,000, $267,000 and $277,000 respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties. These related persons’ lease agreements have been reviewed by our outside Board of Directors.

It is Mobile Mini’s intention not to enter into any additional related person transactions other than extensions of lease agreements.

(9)  Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation, including stock options, using the method prescribed in APB No. 25. Under APB No. 25, the stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method.

The adoption of SFAS No. 123(R) and nonvested share expense reduced income before income tax expense for the period ended December 31, 2006, by approximately $3.1 million and reduced net income by approximately $2.0 million. As a result, basic and diluted earnings per share for December 31, 2006 were reduced by approximately $0.06. In 2006, we capitalized approximately $0.4 million of compensation costs related to stock options and nonvested share-awards to the lease fleet.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).

In 2005, we began awarding nonvested shares under the existing share-based compensation plans. The majority of our nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2006, we granted to certain of our executive officers 44,888 nonvested share-awards with vesting subject to a performance condition. Vesting for these share-awards is dependent upon the officers fulfilling the service period requirements, as well as our meeting certain EBITDA targets in each of the next four years. At the date of grant, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 21, 2007, at which point, the value of each nonvested share-award was $28.77. We are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 52% of the total value of the shares being recognized in the first year of the service period if each of the four future targets are assessed as probable of being met. Share-based compensation expense related to nonvested share-awards outstanding during the period ended December 31, 2006, was approximately $0.5 million. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested share-awards was approximately $5.7 million, which is expected to be recognized over a weighted-average period of approximately 2.58 years.

The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.48 years.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows as a change in deferred income tax in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of December 31, 2006, we had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that we currently have net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the activities under our stock option plans for the years ended December 31 (number of shares in thousands):

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,777	$9.99	3,732	$11.38	2,964	$14.00
Granted	758	14.07	524	23.97	215	29.99
Canceled/ Expired	(142)	(10.92)	(137)	(13.01)	(71)	(20.02)
Exercised	(661)	(6.67)	(1,155)	(10.17)	(499)	(10.26)

Options outstanding, end of year	3,732	$11.38	2,964	$14.00	2,609	$15.87

Options exercisable, end of year	1,868	$10.50	1,457	$12.33	1,425	$13.95

Options and awards available for grant, end of year	862		361		1,234

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2005	—	$—
Awarded	97	23.56
Released	—	—
Forfeited	—	—

Nonvested at December 31, 2005	97	$23.56
Awarded	182	29.59
Released	(19)	23.56
Forfeited	(1)	27.70

Nonvested at December 31, 2006	259	$27.41

The total fair value of share-awards vested in 2006 was $0.5 million. No share-awards vested in 2005.

Options outstanding and exercisable by price range as of December 31, 2006 are as follows, (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.06 - $ 8.83	416	3.97	$8.11	324	$8.33
9.22 - 9.53	31	5.02	9.38	31	9.38
9.93 - 9.93	367	6.88	9.93	158	9.93
10.44 - 13.75	86	4.86	11.72	86	11.72
14.11 - 14.11	503	7.84	14.11	132	14.11
15.77 - 15.77	30	4.58	15.77	30	15.77
16.46 - 16.46	533	4.95	16.46	533	16.46
16.82 - 20.55	54	8.52	20.04	48	20.38
24.65 - 24.65	376	8.93	24.65	53	24.65
27.56 - 33.98	213	9.72	29.97	30	30.84

	2,609			1,425

A summary of stock option activity, as of December 31, 2006, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	2,609	$15.87	6.65	$29,538
Vested and expected to vest	2,376	$15.30	6.52	$28,188
Exercisable	1,425	$13.95	5.43	$18,625

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercised during the period ended December 31, 2004, 2005 and 2006 was $4.6 million, $12.4 million and $9.7 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	December 31,
	2004	2005	2006

Risk-free interest rate	3.52%	4.40%	4.79%
Expected holding period (years)	5.3	5.2	3.2
Expected stock volatility	37.5%	34.5%	35.3%
Expected dividend rate	—%	—%	—%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on our historical data. We do not anticipate paying a dividend, and therefore no expected dividend yield was used.

The weighted average fair value of stock options granted was $5.58, $9.26 and $9.15 for 2004, 2005 and 2006, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards prior to our adoption of SFAS No. 123(R) for the years ended December 31:

	2004	2005
	(In thousand except per share data)

Net income, as reported	$20,659	$33,988
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,238	2,798

Pro-forma net income	$18,421	$31,190

Earnings per share:
Basic, as reported	$0.71	$1.14
Basic, pro forma	$0.64	$1.04
Diluted, as reported	$0.70	$1.10
Diluted, pro forma	$0.62	$1.01

(10)  Benefit Plans:

Stock Option and Equity Incentive Plans

In August 1994, our Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2006, there were outstanding options to acquire 101,000 shares under the 1994 Plan. In August 1999, our Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan. As of December 31, 2006, there were outstanding options to acquire 2,471,875 shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatuatory stock options or shares of restricted stock awards. Incentive stock options may be granted to our officers and other employees. Nonstatutory stock

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options may be granted to directors and employees, and to non-employee service providers and share-awards may be made to officers and other employees.

In February 2006, our Board of Directors approved the 2006 Equity Incentive Plan that was subsequently approved by the stockholders at our 2006 Annual Meeting. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan has reserved 1.2 million shares of common stock for issuance. As of December 31, 2006, there were outstanding options to acquire 36,250 shares under the 2006 Plan.

The purpose of these plans is to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, our management and other employees. The Board of Directors believes that stock options and other share-based awards are important to attract and to encourage the continued employment and service of officers and other employees and encourage them to devote their best efforts to our business, thereby advancing the interest of our stockholders.

The option exercise price for all options granted under these plans may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Payment for shares purchased under these plans is made in cash. Options may, if permitted by the particular option agreement, be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to us cash or cash equivalents equal to the option exercise price.

The plans are administered by the Compensation Committee of our Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted and historically they have vested over a 4.5 year period. Each non-employee director serving on our Board of Directors receives an automatic grant of options for 7,500 shares on August 1 of each year as part of the compensation we provide to such directors.

The Board of Directors may amend the plans at any time, except that approval by our stockholders may be required for an amendment that increases the aggregate number of shares which may be issued pursuant to each plan, changes the class of persons eligible to receive incentive stock options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under each plan. The Board of Directors may terminate or suspend the plans at any time. Unless previously terminated, the 1999 Plan will expire in August 2009 and the 2006 Plan will expire in February 2016. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

In February 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of a portion of our stock options granted on December 13, 2001, at an exercise price of $16.46 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 166,200 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allowed awards to vest that would otherwise have been forfeited or become unexercisable and established a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44, Accounting for Certain

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal, and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date.

In 2005, we began awarding nonvested shares under the existing share-based compensation plans. These nonvested shares vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by us (or one of our subsidiaries). In 2006, certain officers of the Company received performance based nonvested shares. If employment terminates, the nonvested shares are forfeited by the former employee.

401(k) and Retirement Plans

In 1995, we established a contributory retirement plan in the United States, the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 10% of employees’ contributions up to a maximum of $500 per employee. We have a similar plan as governed and regulated by Canadian law, where we make matching contributions with the same limitations as our 401(k) plan, to our Canadian employees.

In the United Kingdom, the Company’s employees are covered by a defined contribution program. The employees become eligible to participate three months after they begin employment. The plan is designed as a retirement benefit program into which we pay a fixed 7% of the annual employees’ salary into the plan. Each employee has the election to make further contributions if they so elect. The participants have the right to direct the investment of their funds among certain named plans. A charge of 1% is deducted annually from each employee’s fund to cover the administrative costs of this program.

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. Contributions are based on a pre-defined percentage of the employee’s earnings. The percentage contribution is based on the employee’s age, with two-thirds of the contribution made by us and one-third made by the employee. We did not incur any administrative costs for this plan in 2006.

We made contributions to these plans of $88,000, $91,000 and $185,000 in 2004, 2005 and 2006, respectively. Additionally, we incurred approximately $18,000, $6,000 and $6,000 in 2004, 2005 and 2006, respectively, for administrative costs for these programs.

(11)  Commitments and Contingencies:

Leases

As discussed more fully in Note 8, we are obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $5.8 million, $6.8 million

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $8.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are as follows (in thousands):

2007	$8,806
2008	7,356
2009	6,010
2010	4,152
2011	2,683
Thereafter	8,040

$37,047

The above table includes certain real estate leases that expire in 2007, but have lease renewal options that we currently anticipate to exercise in 2007 at the end of the initial lease period.

Insurance

We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent with current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts.

Our employee group health insurance program is a self-insured program with an aggregate stop loss limit. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. Actual results may vary from estimates based on our actual experience at the end of the plan policy periods based on the carrier’s loss predictions and our historical claims data.

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $100,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $6.0 million and $6.8 million at December 31, 2005 and 2006, respectively.

As of December 31, 2006, in connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.7 million in letters of credit and an agreement under which we are contingently responsible for $2.5 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Florida Litigation

In April 2000, we acquired the portable storage business that was operated in Florida by A-1 Trailer Rental and several affiliated entities (collectively, “A-1 Trailer Rental”). Two lawsuits were filed against us in the State of Florida arising out of that acquisition.

In April 2005, we entered into a settlement agreement pursuant to which a third party partially reimbursed us for losses we sustained in connection with those lawsuits. The net proceeds are included in our Consolidated Statements of Income as “Other income” for the year ended December 31, 2005.

General Litigation

We are a party to routine claims incidental to its business. Most of these routine claims involve alleged damage to customers’ property while stored in units leased from us and damage alleged to have occurred during delivery and pick-up of containers. We carry insurance to protect us against loss from these types of claims, subject to deductibles under the policy. We do not believe that any of these incidental claims, individually or in the aggregate, is likely to have a material adverse effect on our business or results of operations.

(12)  Stockholders’ Equity:

On February 22, 2006, the Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend payable on March 10, 2006, to shareholders of record as of the close of business on March 6, 2006. Per share amounts, share amounts and the weighted average numbers of shares outstanding give effect for this two-for-one stock split for all periods presented.

As discussed in Note 6, in March 2006, we issued 4.6 million shares of our common stock at approximately $26.22 per share, net of underwriting discounts and commissions, but before other expenses. We received net offering proceeds of approximately $120.3 million which we used to redeem 35% of the $150.0 million aggregate principal amount outstanding of our 9 1/2% Senior Notes and to temporarily pay down our revolving line of credit.

(13)  Acquisitions:

We enter new markets in one of two ways, either by a new branch start up or through acquiring a business consisting of the portable storage assets and related leases of other companies. An acquisition provides us with cash flow which enables us to immediately cover the overhead cost at the new branch. On occasion, we also purchase portable storage businesses in areas where we have existing smaller branches either as part of multi-market acquisitions or in order to increase our operating margins at those branches.

We acquired for cash, the portable storage assets and assumed certain liabilities of one business in 2005. In 2006, we entered into a share purchase agreement to acquire three companies of Royal Wolf Group which, in addition to increasing our operations in the U.S., gave us presence in the United Kingdom and The Netherlands. The acquisition of their businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies or performance information for periods prior to the acquisition. In addition, we also acquired three other businesses, L&L Surplus of Utica, Inc., HOC-Express, Inc. and Affordable LLC through asset purchase agreements in 2006. All acquisitions in 2006 were for cash. The accompanying consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, with the purchased assets and the assumed liabilities recorded at their estimated fair values at the date of acquisition.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price of the assets and operations acquired consists of the following for the years ended December 31:

	2005	2006
	(In thousands)

Cash	$6,879	$59,411
Other acquisition costs	142	64

Total	$7,021	$59,475

The fair value of the assets purchased has been allocated as follows for the years ended December 31:

	2005	2006
	(In thousands)

Tangible assets	$3,707	$34,169
Deferred tax asset	—	4,400
Receivables	—	3,474
Deposits and prepaid expenses	—	409
Intangible assets:
Customer lists	—	3,960
Trade names	—	180
Non-compete agreements	25	55
Goodwill	3,339	19,231
Other liabilities	(50)	(6,403)

	$7,021	$59,475

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

Included in other assets and intangibles are: (1) non-compete agreements that are amortized typically over 5 years using the straight-line method with no residual value, (2) intrinsic values associated with trade names that are amortized on a straight-line basis from 2 to 15 years with no residual value and (3) intrinsic values associated with customer lists that are amortized on an accelerated basis over 11 years with no residual value. Amortization expense for intangibles related to acquisitions was approximately $194,000, $147,000 and $515,000 in 2004, 2005 and 2006, respectively. Based on the carrying value at December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $627,000 in 2007, $501,000 in 2008, $448,000 in 2009, $430,000 in 2010, $416,000 in 2011 and $1,674,000 thereafter.

(14)  Hurricane Katrina:

In the third quarter of 2005, as a result of assessing our damages resulting from Hurricane Katrina, we recorded an expense of approximately $1.7 million. This charge is included in “Leasing, selling and general expenses” in our consolidated statements of income. In 2005, we received a limited reimbursement from our insurance company for certain trucks that were destroyed in the storm. Although we have filed a claim with our insurance companies for other damage to our former New Orleans facility and rental units and equipment located there, the insurance companies have informed us that they do not intend to cover damage caused by flooding rather than by the hurricane. Although we are still pursuing our insurance claims, the insurance companies have filed a reservation of rights regarding flood damages and there is uncertainty as to the timing and extent of any further insurance recovery.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)  Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax, were as follows at December 31:

	2005	2006
	(In thousands)

Accumulated net unrealized holding gain on derivatives	$646	$523
Foreign currency translation adjustment	484	2,948

Accumulated other comprehensive income	$1,130	$3,471

(16)  Segment Reporting:

The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe this will be a significant impact on our results of operations. Currently, our branch operations comprise our only segment and these operations concentrate on our core business of leasing. Our branches have similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area around each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.

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

The tables below represent our revenue and long-lived assets as attributed to geographic locations, at December 31:

Revenue from external customers (in thousands):

	2004	2005	2006

United States	$167,199	$205,599	$257,485
Other Nations	1,142	1,571	15,878

Total revenues	$168,341	$207,170	$273,363

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets (in thousands):

	2005	2006

United States	$580,595	$710,155
Other Nations	5,917	30,356

Total long-lived assets	$586,512	$740,511

(17)  Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2005 and 2006. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In thousands except earnings per share)

2005
Leasing revenues	$41,392	$45,276		$48,745		$53,165
Total revenues	45,742	50,401		53,146		57,881
Gross profit margin on sales	1,455	1,851		1,583		1,765
Income from operations	15,985	18,242		18,343	(3)	21,644
Net income	6,384	10,146	(1)(2)	7,623	(3)	9,835
Earnings per share:
Basic	$0.22	$0.34	(1)(2)	$0.25	(3)	$0.32

Diluted	$0.21	$0.33	(1)(2)	$0.25	(3)	$0.31

2006
Leasing revenues	$51,534	$59,331		$65,595		$68,645
Total revenues	56,420	66,298		73,989		76,656
Gross profit margin on sales	1,614	2,438		2,962		2,624
Income from operations	19,922	24,293		27,190		28,125
Net income	8,204	7,658	(4)	12,890		14,024	(5)
Earnings per share:
Basic	$0.27	$0.22	(4)	$0.36		$0.39	(5)

Diluted	$0.26	$0.21	(4)	$0.35		$0.38	(5)

(1)	Includes net proceeds of a settlement agreement of $3.2 million ($1.9 million after tax), or $0.06 per diluted share.

(2)	Includes a $0.05 million income tax benefit for valuation reserve decrease, or $0.02 per diluted share.

(3)	Includes Hurricane Katrina-related expense of $1.7 million ($1.0 million after tax), or $0.04 per diluted share.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Includes debt extinguishment expense of $6.4 million ($3.9 million after tax), or $0.11 per diluted share.

(5)	Includes a $0.3 million income tax benefit due to the recognition of certain state net operating loss carryforwards, or $0.01 per diluted share.

(18)  Subsequent Events:

In January 2007, we acquired the portable storage business, under an asset purchase agreement, of the Worcester Leasing Company, Inc., operating in Worcester, Vermont, for approximately $2.4 million in cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report. Our evaluation and assessment of our controls and procedures exclude, for the time being, our operations in Europe pursuant to Securities and Exchange Commission Rules.

During 2006, we acquired two foreign entities from Triton CSA International B.V., Royalwolf Trading (UK) Limited, operating in the United Kingdom and Royal Wolf Containers B.V., operating in The Netherlands, and excluded these entities from our assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2006, these entities constituted approximately $49.2 million or of our total assets and $36.4 million of net assets and $13.9 million of total revenues and $0.1 million of net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act is for management to report on our internal control over financial reporting and for our independent registered public accountants to attest to this Report. Management’s Report on Internal Control Over Financial Reporting and our Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included in Item 8, “Financial Statements and Supplementary Data”.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth in our 2007 Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth in our 2007 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth in our 2007 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth in our 2007 Proxy Statement under the caption “Related Person Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth in our 2007 Proxy Statement under the caption “Fees Billed by Ernst & Young” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Report are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended December 31, 2004, 2005 and 2006 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2006:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(b) Exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
3	.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).
3	.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).
3.2		Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated on February 22, 2006 (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
4.1		Form of Common Stock Certificate. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
4.2		Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).

Exhibit
Number		Description

4.3		Indenture, dated as of June 26, 2003, among Mobile Mini, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2003 (No. 333-107373).)
10.1		Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2		Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).
10	.2.1	Form of Stock Option Grant Agreement (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).
10.3		Mobile Mini, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement for its 2006 annual meeting of shareholders filed with the Commission on May 9, 2006 under cover of Schedule 14A).
10	.3.1	Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2006, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.3.2	Amended and Restated Subsidiary Security Agreement, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.3.3	Amended and Restated Pledge Agreement, dated February 17, 2006 by Mobile Mini, Inc., each of its subsidiaries and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.3.4	Amended and Restated Guaranty, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. to Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005)
10.4		Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.5		Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.6		Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.7		Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.8		Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).
10.9		Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).
10.10		Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).

Exhibit
Number	Description

10.11	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).
10.12	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).
10.13	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).
10.14	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.15	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.17	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.20	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 1, 2007	By:	/s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2007	By:	/s/ Steven G. Bunger Steven G. Bunger, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2007	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: March 1, 2007	By:	/s/ Deborah K. Keeley Deborah K. Keeley, Senior Vice President and Chief Accounting Officer(Principal Accounting Officer)

Date: March 1, 2007	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director

Date: March 1, 2007	By:	/s/ Ronald J. Marusiak Ronald J. Marusiak, Director

Date: March 1, 2007	By:	/s/ Stephen A McConnell Stephen A McConnell, Director

Date: March 1, 2007	By:	/s/ Michael L. Watts Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Allowance for doubtful accounts:
Balance at beginning of year	$2,102	$2,701	$3,234
Provision charged to expense	2,251	3,036	4,538
Provision for Hurricane Katrina	—	50	—
Acquired through business acquisitions	—	—	462
Write-offs	(1,652)	(2,553)	(3,226)

Balance at end of year	$2,701	$3,234	$5,008

INDEX TO EXHIBITS

Exhibit
Number	Description

21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).