Form 10-Q
period 2007-03-31
MOBILE MINI INC
filed 2007-05-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At May 4, 2007, there were outstanding 35,904,040 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2006	March 31, 2007
	(Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,370	$2,397
Receivables, net of allowance for doubtful accounts of $5,008 and $5,224 at December 31, 2006 and March 31, 2007, respectively	34,953	32,702
Inventories	27,863	31,884
Lease fleet, net	697,439	721,874
Property, plant and equipment, net	43,072	50,132
Deposits and prepaid expenses	9,553	10,229
Other assets and intangibles, net	9,324	9,020
Goodwill	76,456	77,640

Total assets	$900,030	$935,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,928	$20,276
Accrued liabilities	39,546	37,384
Line of credit	203,729	218,882
Notes payable	781	438
Obligations under capital leases	35	30
Senior Notes	97,500	97,500
Deferred income taxes	97,507	105,528

Total liabilities	458,026	480,038

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 35,898 and 35,902 issued and outstanding at December 31, 2006 and March 31, 2007, respectively	359	359
Additional paid-in capital	268,456	269,622
Retained earnings	169,718	182,415
Accumulated other comprehensive income	3,471	3,444

Total stockholders’ equity	442,004	455,840

Total liabilities and stockholders’ equity	$900,030	$935,878

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
Leasing	$51,534	$66,053
Sales	4,528	6,654
Other	358	313

Total revenues	56,420	73,020

Costs and expenses:
Cost of sales	2,914	4,459
Leasing, selling and general expenses	29,996	36,838
Depreciation and amortization	3,588	4,891

Total costs and expenses	36,498	46,188

Income from operations	19,922	26,832

Other income (expense):
Interest income	51	8
Interest expense	(6,446)	(5,953)

Income before provision for income taxes	13,527	20,887
Provision for income taxes	5,323	8,190

Net income	$8,204	$12,697

Earnings per share:
Basic	$0.27	$0.36

Diluted	$0.26	$0.35

Weighted average number of common and common share equivalents outstanding:
Basic	30,686	35,641

Diluted	31,682	36,633

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2007
Cash Flows From Operating Activities:
Net income	$8,204	$12,697
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	541	651
Amortization of deferred financing costs	220	199
Share-based compensation expense	754	940
Depreciation and amortization	3,588	4,891
Gain on sale of lease fleet units	(931)	(1,294)
Loss on disposal of property, plant and equipment	29	9
Deferred income taxes	5,256	8,052
Changes in certain assets and liabilities net of effect of business acquired:
Receivables	936	1,615
Inventories	(1,003)	(4,005)
Deposits and prepaid expenses	7	(673)
Other assets and intangibles	(210)	(3)
Accounts payable	(3,683)	(183)
Accrued liabilities	(3,695)	(2,198)

Net cash provided by operating activities	10,013	20,698

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(2,397)
Additions to lease fleet, excluding acquisitions	(25,941)	(27,330)
Proceeds from sale of lease fleet units	2,782	3,486
Additions to property, plant and equipment	(939)	(8,368)
Proceeds from sale of property, plant and equipment	47	64

Net cash used in investing activities	(24,051)	(34,545)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	15,074	15,153
Deferred financing costs	(1,615)	—
Principal payments on notes payable	(373)	(343)
Principal payments on capital lease obligations	—	(4)
Issuance of common stock, net	120,651	65

Net cash provided by financing activities	133,737	14,871

Effect of exchange rate changes on cash	7	3

Net increase in cash	119,706	1,027
Cash at beginning of period	207	1,370

Cash at end of period	$119,913	$2,397

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value (credited) charged to equity	$(164)	$118

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
The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2006, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1 2007.
NOTE B — Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted this interpretation as of January 1, 2007. The impact of our adoption is discussed in Note F.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard.
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

	Three Months Ended
	March 31,
	2006	2007
	(In thousands except
	earnings per share data)
BASIC:
Common stock outstanding, beginning of period	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	165	1

Weighted average number of shares outstanding	30,686	35,641

Net income available to common shareholders	$8,204	$12,697

Earnings per share	$0.27	$0.36

DILUTED:
Common stock outstanding, beginning of period	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	165	1
Employee stock options on nonvested share-awards assumed converted during the period ended March 31,	996	992

Weighted average number of shares outstanding	31,682	36,633

Net income available to common shareholders	$8,204	$12,697

Earnings per share	$0.26	$0.35

For the three months ended March 31, 2006 and 2007, options to purchase 444,250 and 568,525 shares, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of March 31, 2006 and 2007 does not include 96,668 and 256,730 nonvested share-awards, respectively, as the stock is not vested. For the three months ended March 31, 2007, 1,333 nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE D — Share-Based Compensation
At March 31, 2007, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.

In 2005, we began awarding nonvested shares under the existing share-based compensation plan. Our nonvested share-awards vest in equal annual installments over either a four-year or five-year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2006, we granted to certain of our executive officers nonvested share-awards with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. At the date of grant, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 21, 2007, at which point, the value of each nonvested share-award was $28.77. We are required to assess the probability that such performance conditions will be met. The likelihood of the performance condition being met has been deemed probable by management, and we are recognizing the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 52% of the total value of the shares being recognized in the first year of the service period if each of the four future targets continue to be assessed as probable of being met.
Share-based compensation expense reduced income before income tax expense for the three-month period ended March 31, 2007, by approximately $0.9 million. It reduced net income for the three-month period ended March 31, 2007 by approximately $0.7 million. As a result, basic and diluted earnings per share for the three-month period ended March 31, 2007 were reduced by approximately $0.02 per share. As of March 31, 2007, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $6.6 million, which is expected to be recognized over a weighted-average period of approximately 4.0 years.
The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $6.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2006	2,609	$15.87
Granted	—	—
Exercised	(5)	12.22
Terminated/expired	(22)	20.36

Balance at March 31, 2007	2,582	$15.83

The intrinsic value of options exercised during the three months ended March 31, 2007 was $0.1 million.
A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested at December 31, 2006	259	$27.61
Awarded	—	—
Released	—	—
Forfeited	(2)	28.55

Nonvested at March 31, 2007	257	$27.60

A summary of fully-vested stock options and stock options expected to vest, as of March 31, 2007, is as follows:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	2,582	$15.83	6.39	$28,922
Vested and expected to vest	2,387	$15.33	6.28	$27,903
Exercisable	1,424	$14.04	5.20	$18,296
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

Three Months
ended
March 31, 2006
Risk-free interest rate	4.72%
Expected holding period (years)	5.2
Expected stock volatility	32.1%
Expected dividend rate	0.0%
The weighted average fair value of stock options granted during the first quarter 2006 was $10.29. There were no shares granted during the first quarter of 2007.
NOTE E — Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of units, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that we add to our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes adding our proprietary security doors.

	December 31, 2006	March 31, 2007
	(In thousands)
Raw material and supplies	$18,420	$20,958
Work-in-process	3,031	4,583
Finished portable storage units	6,412	6,343

	$27,863	$31,884

NOTE F — On January 1, 2007, we adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
We file U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. We have identified our U.S. Federal tax return as our “major” tax jurisdiction. For the U.S. Federal return, years 2003 through 2006 are subject to tax examination by the U.S. Internal Revenue Service. We do not currently have any ongoing tax examinations with the IRS. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE G — Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consist of the following at:

	December 31, 2006	March 31, 2007
	(In thousands)
Land	$772	$772
Vehicles and equipment	45,734	53,745
Buildings and improvements	10,645	10,759
Office fixtures and equipment	9,552	9,829

	66,703	75,105
Less accumulated depreciation	(23,631)	(24,973)

	$43,072	$50,132

NOTE H - Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.

Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2006, the lease fleet totaled $747.1 million as compared to $774.6 million at March 31, 2007, before accumulated depreciation of $49.7 million and $52.7 million, respectively.
Lease fleet consists of the following at:

	December 31, 2006	March 31, 2007
	(In thousands)
Steel storage containers	$423,766	$427,646
Offices	320,160	343,434
Van trailers	2,702	2,851
Other	479	689

	747,107	774,620
Accumulated depreciation	(49,668)	(52,746)

	$697,439	$721,874

NOTE I — The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe this will have a significant impact on our results of operations. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area surrounding each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
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
The tables below represent our revenue and long-lived assets as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended
	March 31,
	2006	2007
United States	$55,986	$67,120
Other Nations	434	5,900

Total revenues	$56,420	$73,020

Long-lived assets:

	December 31, 2006	March 31, 2007
United States	$710,155	$732,844
Other Nations	30,356	39,162

Total long-lived assets	$740,511	$772,006

NOTE J — Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands)
Net income	$8,204	$12,697
Net unrealized holding gain (loss) on derivatives	164	(118)
Foreign currency translation adjustment	5	91

Total comprehensive income	$8,373	$12,670

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2006	March 31, 2007
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$523	$405
Foreign currency translation adjustment	2,948	3,039

Total accumulated other comprehensive income	$3,471	$3,444

NOTE K
In January 2007, we acquired the portable storage business of the Worcester Leasing Company, Inc., operating in Worcester, Vermont. Under the related asset purchase agreement, we paid cash of approximately $2.4 million and assumed certain liabilities in connection with this transaction. At March 31, 2007, we operated 55 branches in the United States, one in Canada, six in the United Kingdom, and one in The Netherlands.
The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the purchased assets and the assumed liabilities were recorded at their estimated fair values at the date of acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following, in thousands:

Cash	$2,393
Other acquisition costs	4

Total	$2,397

The fair value of the assets purchased as been allocated as follows, in thousands:

Tangible assets	$964
Intangible assets:
Customer-related	228
Other	25
Goodwill	1,218
Assumed liabilities	(38)

Total	$2,397

The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized.
The intangible assets are amortized on an accelerated basis over 11 years.
NOTE L — Subsequent Events
On May 7, 2007, we completed a tender offer and purchased over 99% of the $97.5 million principal amount of our issued and outstanding 9.5% Senior Notes due 2013. On that date we also completed the offering of our $150.0 principal amount 6.875% Senior Notes due 2015, issued at 99.548% of par value, through a private placement to institutional investors under Rule 144A promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

We also amended our revolving line of credit to increase the maximum amount we can borrow from $350 million to $425 million under the line of credit and to extend the scheduled maturity date to May 7, 2012. Under the amended agreement, we may further increase the maximum borrowing limit to $500 million without lenders’ consent.
On May 7, 2007, we closed on all three of the transactions and in the second quarter of 2007 we will record debt extinquishment expense of approximately $11.1 million in connection with the early retirement of the 9.5% Senior Notes.
Of the $97.5 million aggregate principal balance outstanding of our 9.5% Notes, approximately $97.1 million was tendered in the tender offer. We anticipate that we will redeem the remaining balance of approximately $0.4 million by the end of the second quarter in 2007.
On May 7, 2007, we received net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions, from our issuance of $150 million of 6.875% Senior Notes. We used these proceeds to repay $97.1 million of our 9.5% Senior Notes tendered to us in the tender offer, and we paid accrued interest, fees and the redemption premium of approximately $8.7 million on the 9.5% Notes. The remaining proceeds of approximately $37.1 million were used to repay borrowings under the revolving line of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2006 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Risk Factors” (refer to Part II, Item 1A).
The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. As a result of that acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at the 10 locations in the United States where there was branch overlap as a result of the acquisition. The results of operations at these acquired locations, as well as the other acquisitions we concluded in 2006 and 2007, are included in our discussions below.
Overview
General
In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units. We derive most of our revenues from the leasing of portable storage containers and portable offices. The average North America intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. In Europe, customers do not specify an initial intended lease term other than month-to-month. After the expiration of the initial intended term, units continue on lease on a month-to-month basis. In 2006, the Company wide over-all lease duration averaged 23 months for portable storage units and 20 months for portable offices. As a result of these long average lease durations, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease durations.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Since 1996, when we changed our focus to leasing, our sales revenues, as a percentage of total revenues, have decreased to approximately 10% of revenues. Beginning in 2006, sales revenues increased after being relatively flat for several years, primarily due to our acquisition of our European operations in April 2006. These entities, which in 2006 derived approximately 40% of their revenues from container sales, are being transitioned to our leasing business model.
Over the last nine years, we have grown through internally generated growth and acquisitions which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will often have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and usually reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break even level contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 40% of our units on rent at December 31, 2006, and because of the degree of our operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2002 and 2003, we saw weakness in the level of revenues from the non-residential construction sector of our customer base. The lower-than-historical growth rate in revenues combined with increases in fixed costs depressed our growth in adjusted EBITDA (as defined below) in those years. Since 2004, the level of non-residential construction activity in the U.S. rose after two years of steep declines. As a result of the improvement in the non-residential construction sector and the general improvements in the economy, our adjusted EBITDA increased during the past three years.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. We achieved an internal growth rate of 19.9% in 2006. With third party forecasts calling for the level of non-residential construction activity to remain positive in 2007, but below 2006 levels, we currently expect that our internal growth rate will further moderate over the next few quarters, but remain well above levels experienced in 2002 and 2003. Our goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
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
EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinquishment expense — as defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended March 31:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands)
EBITDA	$23,561	$31,731
Interest Paid	(10,899)	(7,976)
Income and franchise taxes paid	(65)	(115)
Share-based compensation expense	754	940
Gain on sale of lease fleet units	(931)	(1,294)
Loss on disposal of property, plant and equipment	29	9
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	1,477	2,266
Inventories	(1,003)	(4,005)
Deposits and prepaid expenses	7	(673)
Other assets and intangibles	(210)	(3)
Accounts payable and accrued liabilities	(2,707)	(182)

Net cash provided by operating activities	$10,013	$20,698

EBITDA is calculated as follows, without further adjustment, for the periods ended March 31:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands except percentages)
Net income	$8,204	$12,697
Interest expense	6,446	5,953
Provision for income taxes	5,323	8,190
Depreciation and amortization	3,588	4,891

EBITDA	$23,561	$31,731

EBITDA margin(1)	41.8%	43.5%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.

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
Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 3.5% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
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
The table below summarizes those transactions that increased the net value of our lease fleet from $697.4 million at December 31, 2006, to $721.9 million at March 31, 2007:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2006, net	$697,439	149,615
Purchases:
Container purchases	3,827	1,266
Non-core units	89	228
Manufactured units:
Steel storage containers, combination office units and steel security offices	11,457	1,213
Wood mobile offices	9,607	359

	Dollars	Units
	(In thousands)
Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	1,884	594	(1)
Refurbishment or customization of 896 units purchased in a prior year	2,096	29	(2)
Refurbishment or customization of 1,161 units obtained through acquisition in a prior year	942	39	(3)
Other	(197)	(227)
Cost of sales from lease fleet	(2,192)	(961)
Depreciation	(3,078)

Lease fleet at March 31, 2007, net	$721,874	152,155

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

The table below outlines the composition of our lease fleet at March 31, 2007:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$427,646	126,464
Offices	343,434	23,615
Van trailers	2,851	2,076
Other	689

	774,620
Accumulated depreciation	(52,746)

	$721,874	152,155

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2006. At March 31, 2007, based on these appraisal values, the fair market value of our lease fleet was approximately 115.7% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $610.7 million, which equates to 84.6% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. During years in which we enter many additional markets or in which certain geographic areas are affected by a slowdown in non-residential construction, utilization rates will tend to be lower. With the addition of fewer markets in 2003 and 2004, and the improvement in non-residential construction in 2004, we focused on increasing our utilization rate by balancing inventory between markets and decreasing the number of out-of-service units. Our average utilization rate increased from 78.7% in 2003 to 82.7% in 2006. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007, Compared to
Three Months Ended March 31, 2006
Total revenues for the quarter ended March 31, 2007, increased by $16.6 million, or 29.4%, to $73.0 million from $56.4 million for the same period in 2006. Leasing revenues for the quarter increased by $14.5 million, or 28.2%, to $66.0 million from $51.5 million for the same period in 2006. This increase resulted from a 0.5% increase in the average rental yield per unit and a 27.6% increase in the average number of units on lease compared to the 2006 first quarter. The increase in yield resulted from an increase in average rental rates in North America over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units added through acquisitions, especially in Europe, which on the average were smaller, were not refurbished and were primarily storage containers rather than portable offices. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 15.4% for the three months ended March 31, 2007, as compared to 23.2% for the comparable three-month period of 2006. Our sales of portable storage and office units for the three months ended March 31, 2007, increased by 46.9% to $6.7 million from $4.5 million during the same period in 2006, with the increase being primarily related to sales at our newer locations, both in the United States and especially in Europe. As a percentage of total revenues, leasing revenues for the quarter ended March 31, 2007, represented 90.5% as compared to 91.3% for the same period in 2006. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our leasing business model.

Cost of sales are the costs related to our sales revenues only. Cost of sales for the quarter ended March 31, 2007, increased to 67.0% of sales revenues from 64.3% of sales revenues in the same period in 2006. Our gross margin was at a higher-than-typical level during both periods. The slight decrease in the 2007 gross margin results from our European operations, where many of our units are sold at wholesale.
Leasing, selling and general expenses increased $6.8 million, or 22.8%, to $36.8 million for the quarter ended March 31, 2007, from $30.0 million for the same period in 2006. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 50.4% for the quarter ended March 31, 2007, from 53.2% for the same period in 2006. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next several months, we anticipate our leasing, selling and general expenses will increase modestly as we add more infrastructure to the seven European and four United States branches acquired in 2006, to support their transformation to our business model. The major increases in leasing, selling and general expenses for the quarter ended March 31, 2007, were primarily payroll and related expenses to support the growth of our leasing activities and our acquired European operation.
EBITDA increased by $8.1 million, or 34.7%, to $31.7 million for the quarter ended March 31, 2007, compared to $23.6 million for the same period in 2006.
Depreciation and amortization expenses increased $1.3 million, or 36.3%, to $4.9 million in the quarter ended March 31, 2007, from $3.6 million during the same period in 2006. The increase is primarily due to the growth in lease fleet over the last year in order to meet increased demand and market expansion. Since March 31, 2006, our lease fleet cost basis for depreciation increased by approximately $161.2 million.
Interest expense decreased $0.5 million, or 7.6%, to $5.9 million for the quarter ended March 31, 2007 as compared to $6.4 million for the same period in 2006. Our average debt outstanding for the three months ended March 31, 2007, compared to the same period in 2006, decreased by 2.7%. Our average borrowing rate declined during the first quarter of 2007 from the prior year level in part because we had paid down $52.5 million of our higher interest rate 9.5% Senior Notes and in part because of a lower LIBOR spread under our revolving line of credit. The weighted average interest rate on our debt for the three months ended March 31, 2007 was 7.3% compared to 7.8% for the three months ended March 31, 2006 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.6% in the 2007 quarter and 8.0% in the 2006 quarter.
Provision for income taxes was based on a blended annual effective tax rate of 39.2% in the quarter ended March 31, 2007, as compared to 39.3% during the same period in 2006. Our 2007 first quarter consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended March 31, 2007, was $12.7 million compared to net income of $8.2 million for the same period in 2006. Our 2007 first quarter net income results were primarily achieved through our 29.4% increase in revenues and the operating leverage associated with this growth.
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

At December 31, 2006, we had a $350.0 million senior secured revolving line of credit with a group of lenders which was scheduled to mature in February 2011. On May 7, 2007, we amended our revolving line of credit to increase from $350 million to $425 million the maximum amount we can borrow under the line of credit and extended the expiration date to May 7, 2012. We have the right under the credit agreement, at our option and without lenders’ consent, to further increase the maximum borrowing limit to $500 million, during the term of the agreement.
In May 2007, we retired over 99% of our outstanding 9.5% Senior Notes and issued $150 million of 6.875% Senior Notes due 2015. See Note L to our Condensed Consolidated Financial Statements (refer to Part I, Item 1).
During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of our common stock in March 2006 and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility. See Note L of the notes to the Condensed Consolidated Financial Statements included elsewhere in this report for additional information on our current actions concerning Liquidity and Capital Resources. At March 31, 2006, the majority of net proceeds from our equity offering in March 2006 were in short-term cash equivalent investments, and subsequently used to conclude the Royal Wolf acquisition and to redeem $52.5 million principal amount of our 9.5% Senior Notes. During the three months ended March 31, 2007, we had net additional borrowings under our credit facility of approximately $15.2 million, as compared to $15.1 million for the same period in 2006. The additional borrowings were used in conjunction with cash provided by operating activities to fund the $27.3 million of additions in our lease fleet during the three months ended March 31, 2007, make the interest payment due of $4.6 million on our 9.5% Notes and complete a $2.4 million acquisition in the first quarter of 2007. As of May 8, 2007, borrowings outstanding under our credit facility were approximately $187.3 million.
Operating Activities. Our operations provided net cash flow of $20.7 million for the three months ended March 31, 2007, compared to $10.0 million during the same period in 2006. The $10.7 million increase in cash generated by operations in 2007 is primarily related to a $4.5 million increase in net income and a $2.8 million increase of deferred income taxes. In both years, cash generated by operations benefited from a decrease in receivables, but was negatively impacted by reductions in accrued liabilities. In 2007, change in inventory levels increased by $3.0 million and were offset by a change in accounts payable of $3.5 million.
Investing Activities. Net cash used in investing activities was $34.5 million for the three months ended March 31, 2007, compared to $24.1 million for the same period in 2006. Capital expenditures for acquisition of businesses were $2.4 million for the three months ended March 31, 2007. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $23.8 million for the three months ended March 31, 2007, and $23.2 million for the same period in 2006. The capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and offices with the growth of our business. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $8.3 million for the three months ended March 31, 2007 compared to the $0.9 million for the same period in 2006. The majority of this increase was expenditures for additions of delivery equipment, primarily trucks, trailers and forklifts, at our acquired locations, primarily our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $14.9 million during the three months ended March 31, 2007, compared to $133.7 million for the same period in 2006. The major financing activity during the three month period ended March 31, 2006 was our public offering of our common stock, which provided us with approximately $120.3 million in net proceeds. During the three months ended March 31, 2007 and 2006, we also increased borrowings under our revolving credit facility which were used, together with cash flow generated from operations, to fund expansion of the lease fleet and purchase of delivery equipment.
The interest rate under our $350 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinquishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under the credit facility at

December 31, 2006 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread, based on our March 31, 2007 quarterly results remained unchanged.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the three months ended March 31, 2007, of $0.2 million, net of applicable income tax benefit of $0.1 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and our unsecured Senior Notes, together with other unsecured notes payable obligations. We also have operating lease commitments for: 1) real estate properties for the majority of our branches, 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and 3) other equipment, primarily office machines.
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.2 million in letters of credit and an agreement under which we are contingently responsible for $2.5 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.
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
Share-Based Compensation. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $6.7 million of total unrecognized compensation costs related to stock options at March 31, 2007 that are expected to be recognized over a weight-average period of 2.3 years. See Note D to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands)
As Reported:
Net income	$8,204	$12,697
Diluted earnings per share	$0.26	$0.35

As adjusted for change in estimates:
Net income	$8,087	$12,599
Diluted earnings per share	$0.26	$0.34

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

		Useful	Three Months Ended
	Salvage	Life In	March 31,
	Value	Years	2006	2007
			(In thousands except per
			share data)
As Reported:	62.5%	25
Net income			$8,204	$12,697
Diluted earnings per share			$0.26	$0.35

As adjusted for change in estimates:	70%	20
Net income			$8,205	$12,697
Diluted earnings per share			$0.26	$0.35

As adjusted for change in estimates:	50%	20
Net income			$7,486	$11,814
Diluted earnings per share			$0.24	$0.32

As adjusted for change in estimates:	40%	40
Net income			$8,204	$12,697
Diluted earnings per share			$0.26	$0.35

As adjusted for change in estimates:	30%	25
Net income			$7,269	$11,549
Diluted earnings per share			$0.23	$0.32

As adjusted for change in estimates:	25%	25
Net income			$7,125	$11,372
Diluted earnings per share			$0.22	$0.31
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
Contingencies. We are a party to various claims and litigations in the normal course of business. We do not anticipate that the resolution of such matters, known at this time, will have a material adverse effect on our business or consolidate financial position.
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
We adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see note F to the Condensed Consolidated Financial Statements included else where in this report. There have been no other significant changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted this interpretation as of January 1, 2007. The impact of our adoption is discussed in Note F.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2007, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the three months ended March 31, 2007, in accordance with SFAS No. 133, comprehensive income included $0.2 million charge, net of applicable income tax benefit of $0.1 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us to also borrow those funds in Pound Sterling denominated debt.
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
Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, have been detected.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Our disclosure and analysis in this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to manage our planned growth, both internally and at new branches

•	our European expansion may divert our resources from other aspects of our business

•	our ability to obtain additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2006, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing under the heading “Risk Factors.” You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http://www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

ITEM 6. EXHIBITS
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

MOBILE MINI, INC.
Date: May 9, 2007	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President