Form 10-Q
period 2007-06-30
MOBILE MINI INC
filed 2007-08-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At August 3, 2007, there were outstanding 36,386,657 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2007

		PAGE
		NUMBER
	PART I.
	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets
	December 31, 2006 and June 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Income (unaudited):
	Three Months Ended June 30, 2006 and June 30, 2007	4
	Six Months Ended June 30, 2006 and June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2006 and June 30, 2007	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II.
	OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	31

	SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2006	June 30, 2007
	(Note A)	(unaudited)
ASSETS

Cash and cash equivalents	$1,370	$4,135
Receivables, net of allowance for doubtful accounts of $5,008 and $4,587 at December 31, 2006 and June 30, 2007, respectively	34,953	35,592
Inventories	27,863	32,601
Lease fleet, net	697,439	752,636
Property, plant and equipment, net	43,072	52,959
Deposits and prepaid expenses	9,553	9,025
Other assets and intangibles, net	9,324	10,525
Goodwill	76,456	79,040

Total assets	$900,030	$976,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$18,928	$19,071
Accrued liabilities	39,546	36,656
Line of credit	203,729	192,812
Notes payable	781	89
Obligations under capital leases	35	24
Senior Notes	97,500	149,336
Deferred income taxes	97,507	108,792

Total liabilities	458,026	506,780

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 35,898 and 36,377 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	359	364
Additional paid-in capital	268,456	276,124
Retained earnings	169,718	188,746
Accumulated other comprehensive income	3,471	4,499

Total stockholders’ equity	442,004	469,733

Total liabilities and stockholders’ equity	$900,030	$976,513

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended June 30,
	2006	2007
Revenues:
Leasing	$59,331	$70,362
Sales	6,590	7,538
Other	377	350

Total revenues	66,298	78,250

Costs and expenses:
Cost of sales	4,152	5,160
Leasing, selling and general expenses	33,849	40,335
Depreciation and amortization	4,004	5,113

Total costs and expenses	42,005	50,608

Income from operations	24,293	27,642

Other income (expense):
Interest income	372	29
Interest expense	(5,740)	(6,100)
Debt extinguishment expense	(6,425)	(11,224)
Foreign currency exchange	(51)	(1)

Income before provision for income taxes	12,449	10,346
Provision for income taxes	4,791	4,015

Net income	$7,658	$6,331

Earnings per share:
Basic	$0.22	$0.18

Diluted	$0.21	$0.17

Weighted average number of common and common share equivalents outstanding:
Basic	35,191	35,812

Diluted	36,297	36,840

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Six Months Ended June 30,
	2006	2007
Revenues:
Leasing	$110,865	$136,415
Sales	11,118	14,192
Other	735	663

Total revenues	122,718	151,270

Costs and expenses:
Cost of sales	7,066	9,619
Leasing, selling and general expenses	63,846	77,173
Depreciation and amortization	7,592	10,004

Total costs and expenses	78,504	96,796

Income from operations	44,214	54,474

Other income (expense):
Interest income	424	37
Interest expense	(12,186)	(12,053)
Debt extinguishment expense	(6,425)	(11,224)
Foreign currency exchange	(51)	(1)

Income before provision for income taxes	25,976	31,233
Provision for income taxes	10,114	12,205

Net income	$15,862	$19,028

Earnings per share:
Basic	$0.48	$0.53

Diluted	$0.47	$0.52

Weighted average number of common and common share equivalents outstanding:
Basic	32,951	35,727

Diluted	34,001	36,743

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2007
Cash Flows From Operating Activities:
Net income	$15,862	$19,028
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	1,438	2,298
Provision for doubtful accounts	2,032	960
Amortization of deferred financing costs	436	428
Share-based compensation expense	1,535	2,150
Depreciation and amortization	7,592	10,004
Gain on sale of lease fleet units	(2,232)	(2,741)
Loss on disposal of property, plant and equipment	40	32
Deferred income taxes	9,870	11,153
Foreign currency exchange loss	51	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,924)	(1,497)
Inventories	(2,373)	(4,070)
Deposits and prepaid expenses	294	547
Other assets and intangibles	(3)	(126)
Accounts payable	1,594	571
Accrued liabilities	(923)	(3,016)

Net cash provided by operating activities	29,289	35,722

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(59,496)	(6,066)
Additions to lease fleet, excluding acquisitions	(60,442)	(64,164)
Proceeds from sale of lease fleet units	6,287	7,639
Additions to property, plant and equipment	(3,872)	(12,538)
Proceeds from sale of property, plant and equipment	61	64

Net cash used in investing activities	(117,462)	(75,065)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	23,159	(10,917)
Proceeds from issuance of 6.785% Senior Notes	—	149,322
Redemption of 9.5% Senior Notes	(52,500)	(97,500)
Deferred financing costs	(1,629)	(3,604)
Principal payments on notes payable	(608)	(692)
Principal payments on capital lease obligations	(4)	(10)
Issuance of common stock, net	122,100	5,175

Net cash provided by financing activities	90,518	41,774

Effect of exchange rate changes on cash	146	334

Net increase in cash	2,491	2,765
Cash at beginning of period	207	1,370

Cash at end of period	$2,698	$4,135

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value charged to equity	$233	$202

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
The local currency of our foreign operations are converted to U.S. currency for our condensed consolidated financial statements for each period being presented and we are subject to foreign exchange rate fluctuations in connection with our European and Canadian operations.
The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the six-month period ended June 30 2007, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2006, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2007.
NOTE B – Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. If the related awards are forfeited or are no longer expected to vest, then the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-11 will have a material effect on our results of operations or financial condition.
NOTE C – Earnings per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options into common stock. The following table shows the computation of earnings per share for the three-month and six-month period ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands except earnings per share data)
BASIC:
Common stock outstanding beginning of period	35,154	35,645	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	37	167	2,430	87

Weighted average number of shares outstanding	35,191	35,812	32,951	35,727

Net income available to common shareholders	$7,658	$6,331	$15,862	$19,028

Earnings per share	$0.22	$0.18	$0.48	$0.53

DILUTED:
Common stock outstanding, beginning of period	35,154	35,645	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	37	167	2,430	87
Employee stock options on nonvested share-awards assumed converted during the period ended June 30,	1,106	1,028	1,050	1,016

Weighted average number of shares outstanding	36,297	36,840	34,001	36,743

Net income available to common shareholders	$7,658	$6,331	$15,862	$19,028

Earnings per share	$0.21	$0.17	$0.47	$0.52

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
For the three months ended June 30, 2006 and 2007, options to purchase 466,900 and 302,550 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2006 and 2007, options to purchase 466,400 and 496,050 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of June 30, 2006 and 2007 does not include 124,018 and 251,783 nonvested share-awards, respectively, as the stock is not vested. The six months ended June 30, 2006 and 2007, do not include 26,350 and 3,907, respectively, nonvested share-awards in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE D – Share-Based Compensation
At June 30, 2007, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
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
Share-based compensation expense reduced income before income tax expense for the three-month and six-month periods ended June 30, 2007, by approximately $1.2 million and $2.2 million, respectively. It reduced net income for the three-month and six-month periods ended June 30, 2007 by approximately $0.9 million and $1.6 million, respectively. As a result, basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 were reduced by approximately $0.02 per share and $0.04 per share, respectively. As of June 30, 2007, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $6.2 million, which is expected to be recognized over a weighted-average period of approximately 3.8 years.
The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $6.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2006	2,609	$15.87
Granted	9	30.47
Exercised	(480)	10.78
Terminated/expired	(49)	21.25

Balance at June 30, 2007	2,089	$16.98

The intrinsic value of options exercised during the six months ended June 30, 2007 was $9.6 million.
A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested at December 31, 2006	258	$27.61
Awarded	4	30.59
Released	(5)	33.98
Forfeited	(5)	28.55

Nonvested at June 30, 2007	252	$27.50

A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2007, is as follows:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	2,089	$16.98	6.44	$25,809
Vested and expected to vest	2,089	$16.98	6.44	$25,809
Exercisable	1,373	$15.36	5.66	$19,083
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2007
Risk-free interest rate	5.05%	4.58%
Expected holding period (years)	3.55	3.00
Expected stock volatility	36.86%	33.24%
Expected dividend rate	0.00%	0.00%

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The weighted average fair value of stock options granted during the six-month period ended June 30, 2006 and 2007 was $10.95 and $8.56, respectively. There were 9,400 shares granted during the six-month period ended June 30, 2007.
NOTE E – Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of units, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represent ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that we add to our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes adding our proprietary security doors.

	December 31, 2006	June 30, 2007
	(In thousands)
Raw material and supplies	$18,420	$21,163
Work-in-process	3,031	5,278
Finished portable storage units	6,412	6,160

	$27,863	$32,601

NOTE F – Income Taxes
On January 1, 2007, we adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE G – Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consist of the following at:

	December 31, 2006	June 30, 2007
	(In thousands)
Land	$772	$772
Vehicles and equipment	45,734	57,176
Buildings and improvements	10,645	10,885
Office fixtures and equipment	9,552	10,612

	66,703	79,445
Less accumulated depreciation	(23,631)	(26,486)

	$43,072	$52,959

NOTE H – Lease Fleet
Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2006, the lease fleet totaled $747.1 million as compared to $808.6 million at June 30, 2007, before accumulated depreciation of $49.7 million and $56.0 million, respectively.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Lease fleet consists of the following at:

	December 31, 2006	June 30, 2007
	(In thousands)
Steel storage containers	$423,766	$437,255
Offices	320,160	367,020
Van trailers	2,702	3,878
Other	479	473

	747,107	808,626
Accumulated depreciation	(49,668)	(55,990)

	$697,439	$752,636

NOTE I – Segment Reporting
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
The tables below represent our revenue and long-lived assets as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
United States	$62,480	$71,823	$118,466	$138,944
Other Nations	3,818	6,427	4,252	12,326

Total revenues	$66,298	$78,250	$122,718	$151,270

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Long-lived assets:

	December 31, 2006	June 30, 2007
United States	$710,155	$760,254
Other Nations	30,356	45,341

Total long-lived assets	$740,511	$805,595

NOTE J – Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$7,658	$6,331	$15,862	$19,028
Net unrealized holding gain (loss) on derivatives	69	(84)	233	(202)
Foreign currency translation adjustment	109	1,138	114	1,229

Total comprehensive income	$7,836	$7,385	$16,209	$20,055

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2006	June 30, 2007
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$523	$322
Foreign currency translation adjustment	2,948	4,177

Total accumulated other comprehensive income	$3,471	$4,499

NOTE K — Acquisitions
In January 2007, we acquired the portable storage assets of Worcester Leasing Company, Inc., operating in Worcester, Vermont. In May 2007, we acquired the portable storage assets of Site Storage and Equipment, Inc. and Ace Container & Equipment Sales, Inc., located in Theodore, Alabama. The acquired assets from the Alabama companies are serviced by our Pensacola branch which conducts business in the Gulf Coast and surrounding regions. We paid cash of approximately $6.1 million and assumed certain liabilities in connection with the acquisitions in Vermont and Alabama.
The acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the purchased assets and the assumed liabilities were recorded at their estimated fair values at the dates of acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following, in thousands:

Cash	$6,063
Other acquisition costs	3

Total	$6,066

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The fair value of the assets purchased has been allocated as follows, in thousands:

Tangible assets	$3,042
Intangible assets:
Customer-related	727
Other	75
Goodwill	2,414
Assumed liabilities	(192)

Total	$6,066

The purchase price for the acquisitions has been allocated to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations is finalized.
Customer-related intangible assets are amortized on an accelerated basis over 11 years.
In May 2007, we opened our second Canadian branch by commencing operations in the Vancouver metropolitan area.
At June 30, 2007, we operated 55 branches in the United States, two in Canada, six in the United Kingdom, and one in The Netherlands.
NOTE L – Other
During the second quarter of 2007 we redeemed all of the $97.5 million principal amount of our issued and outstanding 9.5% Senior Notes due 2013. On May 7, 2007, we also completed the offering of our $150.0 principal amount 6.875% Senior Notes due 2015, issued at 99.548% of par value, through a private placement to institutional investors under the SEC’s Rule 144A.
On May 7, 2007, we received net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions, from our issuance of $150.0 million of 6.875% Senior Notes. We used these proceeds to redeem our 9.5% Senior Notes, and we paid accrued interest, transaction costs and the redemption premium on the 9.5% Notes. The additional net proceeds to us of approximately $33.2 million were used to repay borrowings under our revolving line of credit.
We also amended our revolving line of credit to increase the maximum amount we can borrow from $350.0 million to $425.0 million and to extend the scheduled maturity date to May 7, 2012. Under the amended agreement, we may further increase the maximum borrowing limit to $500.0 million without lenders’ consent.
In the second quarter of 2007 we recorded debt extinguishment expense of $11.2 million in connection with the early retirement of the 9.5% Senior Notes.
NOTE M – Subsequent Event
On August 8, 2007, the Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six month period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2006 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described below in this Item 2 under “Certain Factors That May Affect Our Results”.
The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. The operations acquired are included in our operating results for the three and six months ended June 30, 2007. Only two months of results of these acquired operations are included in the operating results for the three and six months ended June 30, 2006. As a result of this acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at 10 locations in the United States where there was branch overlap as a result of the acquisition.
Overview
General
In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units and we derive most of our revenues from the leasing of portable storage containers and portable offices. The average North America intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. In Europe, customers do not specify an initial intended lease term other than month-to-month. After the expiration of the initial intended term, units continue on lease on a month-to-month basis. In 2006, the Company-wide over-all lease duration averaged 23 months for portable storage units and 20 months for portable offices. As a result of these long average lease durations, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease durations.
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

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 40% of our units on rent at December 31, 2006, and because of the degree of our operating leverage, increases or declines in non-residential construction activity have proven to have a significant effect on our revenue growth, operating margins and net income.
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but has fallen to single digits during years when the level of non-residential construction activity was especially weak and has exceeded 20% during years when it was strong. We achieved an internal growth rate of 19.9% in 2006. With third party forecasts calling for the level of non-residential construction activity to remain positive in 2007, but below 2006 levels, we currently expect that our internal growth rate will further moderate over the next few quarters, but remain well above levels experienced during our slowest periods. Our goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment expense (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include in the tables below reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
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
EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense – because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinguishment expense – as defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes – EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization – because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)
EBITDA	$28,618	$32,783	$52,179	$64,514
Senior Note redemption premiums	(4,987)	(8,926)	(4,987)	(8,926)
Interest paid	(3,827)	(8,453)	(14,726)	(16,429)
Income and franchise taxes paid	(46)	(479)	(111)	(594)
Share-based compensation expense	781	1,210	1,535	2,150
Gain on sale of lease fleet units	(1,301)	(1,447)	(2,232)	(2,741)
Loss on disposal of property, plant and equipment	11	23	40	32
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,369)	(2,803)	(3,892)	(537)
Inventories	(1,370)	(65)	(2,373)	(4,070)
Deposits and prepaid expenses	287	1,220	294	547
Other assets and intangibles	207	305	(3)	302
Accounts payable and accrued liabilities	6,272	1,655	3,565	1,474

Net cash provided by operating activities	$19,276	$15,023	$29,289	$35,722

EBITDA is calculated as follows, without further adjustment, for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands except percentages)
Net income	$7,658	$6,331	$15,862	$19,028
Interest expense	5,740	6,100	12,186	12,053
Provision for income taxes	4,791	4,015	10,114	12,205
Depreciation and amortization	4,004	5,113	7,592	10,004
Debt extinguishment expense	6,425	11,224	6,425	11,224

EBITDA	$28,618	$32,783	$52,179	$64,514

EBITDA margin(1)	43.2%	41.9%	42.5%	42.6%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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
The table below summarizes those transactions that increased the net value of our lease fleet from $697.4 million at December 31, 2006, to $752.6 million at June 30, 2007:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2006, net	$697,439	149,615

Purchases:
Container purchases and containers obtained through acquisitions, including freight	8,124	2,884

Non-core units	99	249

Manufactured units:
Steel storage containers, combination storage/office combo units and steel security offices	24,526	2,425
New wood mobile offices	21,364	794

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	4,181	1,212	(1)
Refurbishment or customization of 1,781 units purchased in a prior year	7,017	68	(2)
Refurbishment or customization of 2,230 units obtained through acquisition in a prior year	1,382	119	(3)

Other	(273)	(297)
Cost of sales from lease fleet	(4,898)	(1,916)
Depreciation	(6,325)

Lease fleet at June 30, 2007, net(4)	$752,636	155,153

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

(4)	Excludes 738 units in the United Kingdom which we lease from third parties on month-to-month contracts and we in turn sub-lease to our customers.
The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2007:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$437,255	127,483
Offices	367,020	24,918
Van trailers	3,878	2,752
Other	473

	808,626
Accumulated depreciation	(55,990)

	$752,636	155,153

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2006. At June 30, 2007, based on these appraisal values, the fair market value of our lease fleet was approximately 117.2% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $631.2 million, which equates to 83.9% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007, Compared to
Three Months Ended June 30, 2006
Total revenues for the quarter ended June 30, 2007, increased by $12.0 million, or 18.0%, to $78.3 million from $66.3 million for the same period in 2006. Leasing revenues for the quarter increased by $11.0 million, or 18.6%, to $70.3 million from $59.3 million for the same period in 2006. This increase resulted from a 6.8% increase in the average rental yield per unit, an 11.4% increase in the average number of units on lease and a 0.4% increase due to favorable foreign exchange rates, in each case as compared to the 2006 second quarter. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units added through acquisitions, especially in Europe, which on the average were smaller, were not refurbished and were primarily storage containers rather than portable offices. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 14.1% for the three months ended June 30, 2007, as compared to 22.4% for the comparable three-month period of 2006. Our sales of portable storage and office units for the three months ended June 30, 2007, increased by 14.4% to $7.5 million from $6.6 million during the same period in 2006, with the increase primarily related to sales at our newer locations, both in the United States and especially in Europe. As a percentage of total revenues, leasing revenues for the quarter ended June 30, 2007, represented 89.9% as compared to 89.5% for the same period in 2006. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our leasing business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the quarter ended June 30, 2007, increased to 68.5% of sales revenues from 63.0% of sales revenues in the same period in 2006. Our gross margin was lower-than-typical level during 2007. The decrease in the 2007 gross margin results from characteristics of our European operations, where some of our sales activity continues to be wholesale sales which are at lower margins.
Leasing, selling and general expenses increased $6.5 million, or 19.2%, to $40.3 million for the quarter ended June 30, 2007, from $33.8 million for the same period in 2006. Leasing, selling and general expenses, as a percentage of total revenues, increased to 51.5% for the quarter ended June 30, 2007, from 51.1% for the same period in 2006. The increase is primarily due to the infrastructure we added to our European operations to support the transformation to our branch business model, as well as staffing requirements and marketing costs associated with U.S. locations we added in 2006 and 2007. Our results for the quarter ended June 30, 2006 include only two months of the Royal Wolf acquisition operations as compared to three months included in the quarter ended June 30, 2007. Increases in leasing, selling and general expenses in Europe primarily relate to payroll related expenses, transportation expenses, marketing costs and real estate lease expense related to our United Kingdom branch locations. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next few months, our leasing, selling and general expenses may continue to increase modestly as we complete our transition to our business model at these locations. The major increases in leasing, selling and general expenses for the quarter ended June 30, 2007, were primarily payroll and related expenses to support the growth of our leasing activities, third-party freight trucking expense, primarily related to our mobile office units, and lease fleet maintenance costs.
EBITDA increased by $4.2 million, or 14.6%, to $32.8 million for the quarter ended June 30, 2007, compared to $28.6 million for the same period in 2006.
Depreciation and amortization expenses increased $1.1 million, or 27.7%, to $5.1 million in the quarter ended June 30, 2007, from $4.0 million during the same period in 2006. The increase includes the growth in our lease fleet over the last year in order to meet increased demand and market conditions, in addition to increases in equipment to provide the infrastructure needed to support our operations in our European branches and the continued growth of our operations in the U.S. Since June 30, 2006, our lease fleet cost basis for depreciation increased by approximately $133.0 million.

Interest expense increased $0.4 million, or 6.3%, to $6.1 million for the quarter ended June 30, 2007 as compared to $5.7 million for the same period in 2006. Our average debt outstanding for the three months ended June 30, 2007, compared to the same period in 2006, increased by 16.3%. Our average borrowing rate declined during the second quarter of 2007 from the prior year level in part because in May 2006, we paid down $52.5 million of our higher interest rate 9.5% Senior Notes and in part because of a lower LIBOR spread under our revolving line of credit. The weighted average interest rate on our debt for the three months ended June 30, 2007 was 7.1% compared to 7.7% for the three months ended June 30, 2006 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.3% in the 2007 quarter and 8.0% in the 2006 quarter. With the redemption of our 9.5% Senior Notes and the issuance of our lower interest rated 6.875% Senior Notes, we anticipate that our weighted average interest rate will decline during the quarter ended September 30, 2007.
Debt extinguishment expense for the 2007 period represents the deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007. For the 2006 period, this expense represents the portion of deferred loan costs and the redemption premium on 35% of the then $150.0 million aggregate principal amount of the 9.5% Senior Notes redeemed in May 2006.
Provision for income taxes was based on a blended annual effective tax rate of 38.8% in the quarter ended June 30, 2007, as compared to 38.5% during the same period in 2006. Our 2007 second quarter consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended June 30, 2007, was $6.3 million, as compared to net income of $7.7 million for the same period in 2006. Our 2007 second quarter net income results were primarily achieved through our 18.0% increase in revenues and the operating leverage associated with this growth, partially offset by the effects of debt extinguishment expense. In 2007 and 2006, debt extinguishment expense related to the redemption of our 9.5% Senior Notes was $11.2 million ($6.9 million after tax) and $6.4 million ($4.0 million after tax), respectively.
Six Months Ended June 30, 2007, Compared to
Six Months Ended June 30, 2006
Total revenues for the six months ended June 30, 2007, increased by $ 28.6 million, or 23.3%, to $151.3 million from $122.7 million for the same period in 2006. Leasing revenues for the six months increased by $25.5 million, or 23.0%, to $136.4 million from $110.9 million for the same period in 2006. This increase resulted from a 4.4% increase in the average rental yield per unit, an 18.3% increase in the average number of units on lease and a 0.3% increase due to favorable foreign exchange rates, in each case as compared to the same period in 2006. The increase in yield resulted from an increase in average rental rates over the last year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by lower rental rates on units added through acquisitions, especially in Europe, which on the average were smaller, were not refurbished and were primarily storage containers rather than portable offices. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 14.7% for the six months ended June 30, 2007, as compared to 22.8% for the comparable six-month period of 2006. Our sales of portable storage and office units for the six months ended June 30, 2007, increased by 27.6% to $14.2 million from $11.1 million during the same period in 2006, with the increase primarily related to sales at our newer locations, both in the United States and especially in Europe. As a percentage of total revenues, leasing revenues for the six months ended June 30, 2007, represented 90.2% as compared to 90.3 % for the same period in 2006. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years. We expect this trend to continue as we transform our newly-acquired European branches to our leasing business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the six months ended June 30, 2007, increased to 67.8% of sales revenues from 63.6% of sales revenues in the same period in 2006. Our gross margin was lower-than-typical level during 2007. The decrease in the 2007 gross margin results from characteristics of our European operations, where some of our sales activity continues to be wholesale sales which are at lower margins.
Leasing, selling and general expenses increased $13.4 million, or 20.9%, to $77.2 million for the six months ended June 30, 2007, from $63.8 million for the same period in 2006. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.0% for the six months ended June 30, 2007, from 52.0% for the same period in 2006. The increase is primarily due to the infrastructure we added to our European operations to support the transformation to our branch business model, as well as staffing requirements and marketing costs associated with U.S. locations we added in 2006 and 2007. Our results for the six months ended June 30, 2006 include only two months of the Royal Wolf acquisition operations as compared to six months included in the six months ended June 30, 2007. Increases in leasing, selling and general expenses in Europe primarily relate to payroll related expenses, transportation expenses, marketing costs and real estate lease expense related to our United Kingdom branch locations. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. Over the next few months, our leasing, selling and general expenses may continue to increase modestly as we complete our transition to our business model at these locations. The major increases in leasing, selling and general expenses for the six months ended June 30, 2007, were primarily payroll and related expenses to support the growth of our leasing activities, third-party freight trucking expense, primarily related to our mobile office units, and lease fleet maintenance costs.
EBITDA increased by $12.3 million, or 23.6%, to $64.5 million for the six months ended June 30, 2007, compared to $52.2 million for the same period in 2006.
Depreciation and amortization expenses increased $2.4 million, or 31.8%, to $10.0 million in the six months ended June 30, 2007, from $7.6 million during the same period in 2006. The increase includes the growth in our lease fleet over the last year in order to meet increased demand and market conditions, in addition to increases in equipment to provide the infrastructure needed to support our operations in our European branches and the continued growth of our operations in the U.S. Since June 30, 2006, our lease fleet cost basis for depreciation increased by approximately $133.0 million.
Interest expense decreased $0.1 million, or 1.1%, to $12.1 million for the six months ended June 30, 2007, as compared to $12.2 million for the same period in 2006. Our average debt outstanding for the six months ended June 30, 2007, compared to the same period in 2006, increased by 6.2%. Our average borrowing rate declined during the second quarter of 2007 from the prior year level in part because in May 2006, we paid down $52.5 million of our higher interest rate 9.5% Senior Notes and in part because of a lower LIBOR spread under our revolving line of credit. The weighted average interest rate on our debt for the six months ended June 30, 2007 was 7.2%, as compared to 7.8% for the six months ended June 30, 2006 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.5% in the 2007 quarter and 8.0% in the 2006 quarter. With the redemption of our 9.5% Senior Notes and the issuance of our lower interest rated 6.875% Senior Notes, we anticipate that our weighted average interest rate will decline during the period ended September 30, 2007.
Debt extinguishment expense for the 2007 period represents the deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007. For the 2006 period, this expense represents the portion of deferred loan costs and the redemption premium on 35% of the then $150.0 million aggregate principal amount of the 9.5% Senior Notes redeemed in May 2006.
Provision for income taxes was based on a blended annual effective tax rate of approximately 39.1% in the six months ended June 30, 2007, as compared to 38.9% during the same period in 2006. Our consolidated tax provisions include the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the six months ended June 30, 2007, was $19.0 million compared to net income of $15.9 million for the same period in 2006. Our 2007 net income results were primarily achieved through our 23.3% increase in revenues and the operating leverage associated with this growth, partially offset by the effects of the debt extinguishment expenses. In 2007 and 2006, debt extinguishment expense related to the redemption of our 9.5% Senior Notes was $11.2 million ($6.9 million after tax) and $6.4 million ($4.0 million after tax), respectively.
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
At December 31, 2006, we had a $350.0 million senior secured revolving line of credit with a group of lenders which was scheduled to mature in February 2011. On May 7, 2007, we amended our revolving line of credit to increase from $350.0 million to $425.0 million the maximum amount we can borrow under the line of credit and extended the expiration date to May 7, 2012. We have the right under the credit agreement, at our option and without lenders’ consent, to further increase the maximum borrowing limit to $500.0 million, during the term of the agreement.
In the second quarter of 2007, we redeemed all $97.5 million of our 9.5% Senior Notes outstanding and issued $150.0 million of 6.875% Senior Notes due 2015. See Note L to our Condensed Consolidated Financial Statements (refer to Part I, Item 1).
During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of our common stock in March 2006 and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year when customers, who leased containers for holiday storage, return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility. See Note L to our Condensed Consolidated Financial Statements (refer to Part I, Item 1) for additional information regarding our credit facility. The majority of net proceeds from our equity offering in March 2006 were used to conclude the Royal Wolf acquisition and to redeem $52.5 million principal amount of our 9.5 % Senior Notes. During the six months ended June 30, 2007, we had net repayments under our credit facility of approximately $10.9 million, as compared to additional net borrowings of $23.2 million for the same period in 2006. The pay down on our revolving line of credit in 2007 was made possible through the issuance of $150.0 million of 6.875% Senior Notes, that were discounted to 99.548%, and yielded to us net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions. We used these proceeds to redeem $97.5 million the aggregate principal balance outstanding of the 9.5% Senior Notes and for related redemption premiums, accrued interest and other issuance costs. The remaining proceeds of approximately $33.2 million were used to repay borrowings under the revolving line of credit. Excluding this repayment, borrowings under our revolving line of credit were used in conjunction with cash provided by operating activities to fund the $64.2 million of additions in our lease fleet during the six months ended June 30, 2007, purchase property, plant and equipment of $12.5 million and complete $6.1 million in acquisitions in 2007. As of August 3, 2007, borrowings outstanding under our credit facility were approximately $192.4 million and we had approximately $2.0 million of short-term cash equivalents that had not been applied against borrowings.
Operating Activities. Our operations provided net cash flow of $35.7 million for the six months ended June 30, 2007, compared to $29.3 million during the same period in 2006. The $6.4 million increase in cash generated by operations in 2007 is primarily related to a $3.2 million increase in net income, $2.4 million increase in depreciation and amortization and a $1.3 million increase of deferred income taxes. In both years, cash generated by operations, was negatively impacted by increases in inventory levels and receivables and from a decrease in accrued liabilities.
Investing Activities. Net cash used in investing activities was $75.1 million for the six months ended June 30, 2007, compared to $117.5 million for the same period in 2006. Capital expenditures for acquisition of businesses were $6.1 million for the six months ended June 30, 2007 as compared to $59.5 million for the same period in 2006. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $56.5 million for the six months ended June 30, 2007, and $54.2 million for the same period in 2006. The capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and offices with the growth of our business. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $12.5 million for the six months ended June 30, 2007 compared to the $3.8 million for the same period in 2006. The majority of this increase was expenditures for additions of delivery equipment, primarily trucks, trailers and forklifts, at our U.S. locations and at our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $41.8 million during the six months ended June 30, 2007, compared to $90.5 million for the same period in 2006. In the six months ended June 30, 2007, we received net proceeds of approximately $33.2 million, related to the issuance of the $150.0 million 6.875% Senior Notes offset by redemption of the $97.5 million 9.5% Senior Notes and related issuance and redemption costs, including accrued interest. The major financing activity during the six-month period ended June 30, 2006 was our public offering of our common stock, which provided us with approximately $120.3 million in net proceeds. In both 2007 and 2006, we also received approximately $5.2 million and $1.8 million, respectively from exercises of employee stock options. In both years, borrowings under our revolving credit facility were used, together with cash flow generated from operations, to fund expansion of the lease fleet and purchase delivery equipment.
The interest rate under our $425.0 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinguishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under the credit facility at December 31, 2006 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread, based on our June 30, 2007 quarterly results remained unchanged.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $50.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the six months ended June 30, 2007, of $0.3 million, net of applicable income tax benefit of $0.1 million.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Our critical accounting policies and use of estimates in the preparation of the condensed consolidated financial statements as of June 30, 2007, remained unchanged from December 31, 2006. Set forth below is information regarding certain of our critical accounting policies. Information regarding our other critical accounting policies is discussed in our 2006 Form 10-K, as filed with the SEC, and should be read in conjunction with our annual consolidated financial statements and notes thereto.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)
As Reported:
Net income	$7,658	$6,331	$15,862	$19,028
Diluted earnings per share	$0.21	$0.17	$0.47	$0.52

As adjusted for change in estimates:
Net income	$7,464	$6,283	$15,552	$18,882
Diluted earnings per share	$0.21	$0.17	$0.46	$0.51
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

		Useful	Three Months Ended		Six Months Ended
	Salvage	Life in	June 30,		June 30,
	Value	Years	2006	2007	2006	2007
				(In thousands except per share data)
As Reported:	62.5%	25
Net income			$7,658	$6,331	$15,862	$19,028
Diluted earnings per share			$0.21	$0.17	$0.47	$0.52

As adjusted for change in estimates:	70%	20
Net income			$7,658	$6,331	$15,862	$19,028
Diluted earnings per share			$0.21	$0.17	$0.47	$0.52

As adjusted for change in estimates:	50%	20
Net income			$6,883	$5,411	$14,344	$17,223
Diluted earnings per share			$0.19	$0.15	$0.42	$0.47

As adjusted for change in estimates:	40%	40
Net income			$7,658	$6,331	$15,862	$19,028
Diluted earnings per share			$0.21	$0.17	$0.47	$0.52

As adjusted for change in estimates:	30%	25
Net income			$6,650	$5,135	$13,888	$16,682
Diluted earnings per share			$0.18	$0.14	$0.41	$0.45

As adjusted for change in estimates:	25%	25
Net income			$6,495	$4,951	$13,585	$16,321
Diluted earnings per share			$0.18	$0.13	$0.40	$0.44
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

We adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see note F to the Condensed Consolidated Financial Statements included else where in this report. There have been no other significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2007.
CERTAIN FACTORS THAT MAY AFFECT OUR RESULTS
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard.
In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. If the related awards are forfeited or are no longer expected to vest, then the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-11 will have a material effect on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2007, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $50.0 million of debt. For the six months ended June 30, 2007, in accordance with SFAS No. 133, comprehensive income included a $0.3 million charge, net of applicable income tax benefit of $0.1 million, related to the fair value of our interest rate swap agreements.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2006 Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 28, 2006, in Phoenix, Arizona. On the record date for the annual meeting, 35,901,469 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	(In thousands)
	For	Withheld
Election of Directors, each to serve a three-year term:
Ronald J. Marusiak	31,745,933	1,590,185
Lawrence Trachtenberg	30,414,602	2,921,516

	For	Against	Withheld	Broker Non-Votes
Approval of the amendments to the Mobile Mini, Inc. 2006 Equity Incentive Plan:	29,014,630	945,760	174,428	3,201,300

Ratification of appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007:	33,143,447	28,711	163,960	—
In addition to the election of two directors at the annual meeting, the terms of four directors continued after the meeting. The continuing directors are Steven G. Bunger, Jeffrey S. Goble, Stephen A McConnell, and Michael L. Watts.
ITEM 6. EXHIBITS
Exhibits (filed herewith):

Number	Description
10.1	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 7, 2007, among Mobile Mini, Inc., Mobile Mini UK Limited, each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Deutsche Bank AG, New York Branch, as Agent (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: August 9, 2007	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President