Form 10-Q
period 2007-09-30
MOBILE MINI INC
filed 2007-11-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     At November 2, 2007, there were outstanding 34,465,144 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PAGE
NUMBER
PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets December 31, 2006 and September 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Income (unaudited):
Three Months Ended September 30, 2006 and September 30, 2007	4
Nine Months Ended September 30, 2006 and September 30, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2006 and September 30, 2007	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II.
OTHER INFORMATION

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	32

SIGNATURES
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2006	September 30, 2007
	(Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,370	$1,936
Receivables, net of allowance for doubtful accounts of $5,008 and $4,113, at December 31, 2006 and September 30, 2007, respectively	34,953	38,958
Inventories	27,863	31,124
Lease fleet, net	697,439	780,809
Property, plant and equipment, net	43,072	54,614
Deposits and prepaid expenses	9,553	10,783
Other assets and intangibles, net	9,324	9,852
Goodwill	76,456	79,401

Total assets	$900,030	$1,007,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$18,928	$22,583
Accrued liabilities	39,546	41,920
Line of credit	203,729	197,758
Notes payable	781	1,133
Obligations under capital leases	35	18
Senior Notes	97,500	149,357
Deferred income taxes	97,507	117,297

Total liabilities	458,026	530,066

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 35,898 and 36,077 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	359	364
Additional paid-in capital	268,456	277,543
Retained earnings	169,718	201,450
Accumulated other comprehensive income	3,471	5,791
Treasury stock, at cost, 325 shares at September 30, 2007	—	(7,737)

Total stockholders’ equity	442,004	477,411

Total liabilities and stockholders’ equity	$900,030	$1,007,477

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30,
	2006	2007
Revenues:
Leasing	$65,595	$73,982
Sales	8,071	8,691
Other	323	809

Total revenues	73,989	83,482

Costs and expenses:
Cost of sales	5,109	5,975
Leasing, selling and general expenses	37,310	44,693
Depreciation and amortization	4,380	5,581

Total costs and expenses	46,799	56,249

Income from operations	27,190	27,233

Other income (expense):
Interest income	9	34
Interest expense	(5,693)	(6,241)
Foreign currency exchange	(1)	54

Income before provision for income taxes	21,505	21,080
Provision for income taxes	8,615	8,376

Net income	$12,890	$12,704

Earnings per share:
Basic	$0.36	$0.35

Diluted	$0.35	$0.35

Weighted average number of common and common share equivalents outstanding:
Basic	35,448	35,996

Diluted	36,607	36,717

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Nine Months Ended September 30,
	2006	2007
Revenues:
Leasing	$176,460	$210,397
Sales	19,189	22,883
Other	1,058	1,472

Total revenues	196,707	234,752

Costs and expenses:
Cost of sales	12,175	15,594
Leasing, selling and general expenses	101,156	121,866
Depreciation and amortization	11,972	15,585

Total costs and expenses	125,303	153,045

Income from operations	71,404	81,707

Other income (expense):
Interest income	433	70
Interest expense	(17,880)	(18,294)
Debt extinguishment expense	(6,425)	(11,224)
Foreign currency exchange	(51)	54

Income before provision for income taxes	47,481	52,313
Provision for income taxes	18,728	20,581

	$28,753	$31,732

Earnings per share:
Basic	$0.85	$0.89

Diluted	$0.82	$0.86

Weighted average number of common and common share equivalents outstanding:
Basic	33,792	35,818

Diluted	34,975	36,736

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash Flows From Operating Activities:
Net income	$28,753	$31,732
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	1,438	2,298
Provision for doubtful accounts	3,221	1,822
Amortization of deferred financing costs	636	644
Share-based compensation expense	2,298	3,272
Depreciation and amortization	11,972	15,585
Gain on sale of lease fleet units	(3,605)	(4,176)
Loss on disposal of property, plant and equipment	65	37
Deferred income taxes	17,862	19,529
Foreign currency exchange loss (gain)	51	(54)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(11,929)	(5,537)
Inventories	(1,774)	(2,478)
Deposits and prepaid expenses	(1,637)	(1,190)
Other assets and intangibles	164	(146)
Accounts payable	700	3,526
Accrued liabilities	1,000	2,221

Net cash provided by operating activities	49,215	67,085

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(59,507)	(6,066)
Additions to lease fleet, excluding acquisitions	(97,718)	(97,424)
Proceeds from sale of lease fleet units	9,853	11,940
Additions to property, plant and equipment	(8,091)	(15,647)
Proceeds from sale of property, plant and equipment	111	68

Net cash used in investing activities	(155,352)	(107,129)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	36,952	(5,971)
Proceeds from issuance of notes payable	1,230	1,216
Redemption of 9.5% Senior Notes	(52,500)	(97,500)
Proceeds from issuance of 6.875% Senior Notes	—	149,322
Deferred financing costs	(1,664)	(3,682)
Principal payments on notes payable	(719)	(864)
Principal payments on capital lease obligations	(9)	(16)
Issuance of common stock, net	124,620	5,337
Purchase of treasury stock	—	(7,737)

Net cash provided by financing activities	107,910	40,105

Effect of exchange rate changes on cash	48	505

Net increase in cash	1,821	566
Cash at beginning of period	207	1,370

Cash at end of period	$2,028	$1,936

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value (credited) charged to equity	$(54)	$327

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
The results of operations for the nine-month period ended September 30 2007, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2006, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2007.
NOTE B – Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted this interpretation as of January 1, 2007. Adoption of FIN 48 did not have a material effect on our results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard and do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

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
NOTE C – Earnings per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options into common stock. The following table shows the computation of earnings per share for the three-month and nine-month period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands except earnings per share data)
BASIC:
Common stock outstanding beginning of period	35,284	36,125	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period	164	10	3,271	225
Weighted shares purchased during the period	—	(139)	—	(47)

Weighted average number of shares outstanding	35,448	35,996	33,792	35,818

Net income	$12,890	$12,704	$28,753	$31,732

Earnings per share	$0.36	$0.35	$0.85	$0.89

DILUTED:
Common stock outstanding, beginning of period	35,284	36,125	30,521	35,640
Effect of weighting shares:
Weighted shares issued during the period	164	10	3,272	225
Weighted shares purchased during the period	—	(139)	—	(47)
Employee stock options on nonvested share-awards assumed converted during the period	1,159	721	1,182	918

Weighted average number of shares outstanding	36,607	36,717	34,975	36,736

Net income	$12,890	$12,704	$28,753	$31,732

Earnings per share	$0.35	$0.35	$0.82	$0.86

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
For the three months ended September 30, 2006 and 2007, options to purchase 484,600 and 528,900 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2006 and 2007, options to purchase 478,350 and 591,250 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of September 30, 2006 and 2007 does not include 27,350 and 251,076 nonvested share-awards, respectively, as the stock is not vested. The three months ended September 30, 2006 and 2007, do not include 26,350 and 24,987, respectively, nonvested share-awards in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nine months ended September 30, 2006 and 2007, do not include 26,350 and 3,907, respectively, nonvested share-awards in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE D – Share-Based Compensation
At September 30, 2007, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
In 2005, we began awarding nonvested shares under the existing share-based compensation plan. Our nonvested share-awards vest in equal annual installments over either a four-year or five-year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2006, we granted to certain of our executive officers nonvested share-awards with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. At the date of grant, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 21, 2007, at which date, the value of each nonvested share-award was $28.77. We are required to assess the probability that such performance conditions will be met. The likelihood of the performance condition being met has been deemed probable by management, and we are recognizing the expense using the accelerated attribution method.
Share-based compensation expense reduced income before income tax expense for the three-month and nine-month periods ended September 30, 2007, by approximately $1.1 million and $3.3 million, respectively. It reduced net income for the three-month and nine-month periods ended September 30, 2007 by approximately $0.7 million and $2.3 million, respectively. As a result, both basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 were reduced by approximately $0.02 per share and $0.06 per share, respectively.
The total value of the stock options is expensed on a straight-line basis over the service period of the employees receiving the awards. As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $5.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. As of September 30, 2007, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $5.7 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2006	2,609	$15.87
Granted	9	30.47
Exercised	(496)	10.76
Terminated/expired	(58)	21.48

Balance at September 30, 2007	2,064	$17.00

The intrinsic value of options exercised during the nine months ended September 30, 2007 was $9.8 million.
A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	(In thousands)	Value
Nonvested at December 31, 2006	258	$27.61
Awarded	14	28.67
Released	(15)	30.01
Forfeited	(6)	28.55

Nonvested at September 30, 2007	251	$27.50

A summary of fully-vested stock options and stock options expected to vest, as of September 30, 2007, is as follows:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	2,064	$17.00	6.21	$16,166
Vested and expected to vest	1,813	$16.37	5.98	$15,191
Exercisable	1,357	$15.42	5.45	$12,303
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007
Risk-free interest rate	5.06%	4.59%
Expected holding period (years)	3.37	3.00
Expected stock volatility	36.25%	33.24%
Expected dividend rate	0.00%	0.00%

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The weighted average fair value of stock options granted during the nine-month period ended September 30, 2006 and 2007 was $10.33 and $8.56, respectively. There were options to purchase 9,400 shares granted during the nine-month period ended September 30, 2007.
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

	December 31, 2006	September 30, 2007
	(In thousands)
Raw material and supplies	$18,420	$20,965
Work-in-process	3,031	4,564
Finished portable storage units	6,412	5,595

	$27,863	$31,124

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

	December 31, 2006	September 30, 2007
	(In thousands)
Land	$772	$772
Vehicles and equipment	45,734	59,550
Buildings and improvements	10,645	11,278
Office fixtures and equipment	9,552	11,146

	66,703	82,746
Less accumulated depreciation	(23,631)	(28,132)

	$43,072	$54,614

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
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2006, the lease fleet totaled $747.1 million as compared to $840.2 million at September 30, 2007, before accumulated depreciation of $49.7 million and $59.4 million, respectively.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Lease fleet consists of the following at:

	December 31, 2006	September 30, 2007
	(In thousands)
Steel storage containers	$423,766	$449,211
Offices	320,160	387,936
Van trailers	2,702	2,673
Other	479	438

	747,107	840,258
Accumulated depreciation	(49,668)	(59,449)

	$697,439	$780,809

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
The tables below represent our revenue and long-lived assets as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
United States	$68,118	$75,718	$186,584	$214,662
Other Nations	5,871	7,764	10,123	20,090

Total revenues	$73,989	$83,482	$196,707	$234,752

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Long-lived assets:

	December 31, 2006	September 30, 2007
United States	$710,155	$781,732
Other Nations	30,356	53,691

Total long-lived assets	$740,511	$835,423

NOTE J – Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$12,890	$12,704	$28,753	$31,732
Net unrealized holding loss on derivatives	(287)	(125)	(54)	(327)
Foreign currency translation adjustment	778	1,417	891	2,646

Total comprehensive income	$13,381	$13,996	$29,590	$34,051

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2006	September 30, 2007
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$523	$196
Foreign currency translation adjustment	2,948	5,595

Total accumulated other comprehensive income	$3,471	$5,791

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
The aggregate purchase price of the assets and operations acquired consists of the following, in thousands:

Cash	$6,063
Other acquisition costs	3

Total	$6,066

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The fair value of the assets purchased has been allocated as follows, in thousands:

Tangible assets	$3,042
Intangible assets:
Customer-related	712
Other	75
Goodwill	2,429
Assumed liabilities	(192)

Total	$6,066

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
At September 30, 2007, we operated 55 branches in the United States, two in Canada, six in the United Kingdom, and one in The Netherlands.
NOTE L – Other
During the second quarter of 2007 we redeemed all of the $97.5 million principal amount of our issued and outstanding 9.5% Senior Notes due 2013. On May 7, 2007, we also completed the offering of our $150.0 principal amount 6.875% Senior Notes due 2015, issued at 99.548% of par value, through a private placement to institutional investors under the SEC’s Rule 144A. Subsequently, the private placement Notes were exchanged for a like amount of Notes with identical terms pursuant to an exchange offer registered under the Securities Act of 1933.
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
Also on May 7, 2007, we amended our revolving line of credit to increase the maximum amount we can borrow from $350.0 million to $425.0 million and to extend the scheduled maturity date to May 7, 2012. Under the amended agreement, we may further increase the maximum borrowing limit to $500.0 million without lenders’ consent.
In the second quarter of 2007 we recorded debt extinguishment expense of $11.2 million in connection with the early retirement of the 9.5% Senior Notes.
NOTE M – Stock Repurchase Program
On August 8, 2007, the Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six month period. As of September 30, 2007, we have repurchased 324,553 shares for approximately $7.7 million and all shares are held in treasury.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE N – Interest Rate Swap Agreements
In September 2007, we entered into two additional interest rate swap agreements under which we effectively fixed the interest rate payable on $25.0 million, in each agreement, of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fixed interest rates on these agreements are 4.60% and 4.63% and the agreements terminate in October 2010. We have two other interest rate swap agreements, each for $25.0 million, one that terminates in January 2008 and the other in February 2008.
NOTE O – Subsequent Events
On October 31, 2007 we acquired the portable storage assets of Guest Inc., operating in the Pittsburgh, Pennsylvania metropolitan area for approximately $1.2 million in cash.
During October 2007, we purchased 1,614,769 shares of common stock, under our common stock repurchase program, for approximately $27.5 million.

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
The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. The operations acquired are included in our operating results for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006. Only five months of results of these acquired operations are included in the operating results for the nine months ended September 30, 2006. As a result of this acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at 10 locations in the United States where there was branch overlap as a result of the acquisition.
Overview
General
In 1996, we initiated a strategy of focusing on leasing rather than selling our portable storage units and we derive most of our revenues from the leasing of portable storage containers and portable offices. The average North America intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. Until recently, our European customers did not specify an initial intended lease term other than month-to-month. After the expiration of the initial intended term, units continue on lease on a month-to-month basis. In 2006, the Company-wide over-all lease duration averaged 23 months for portable storage units and 20 months for portable offices. As a result of these long average lease durations, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease durations.
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
In managing our business, we focus on our internal growth rate in leasing revenue, which we define as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. This internal growth rate has remained positive every quarter, but has fallen to single digits during years when the level of non-residential construction activity was especially weak and has exceeded 20% during years when it was strong. We achieved an internal growth rate of 19.9% in 2006. With the growth rate in non-residential construction activity slowing in 2007, our internal growth rate has moderated to 13.8% for the nine months ended September 30, 2007. Our goal is to maintain a high internal growth rate so that revenue growth will exceed inflationary growth in expenses, and we can continue to take advantage of the operating leverage inherent in our business model.
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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
EBITDA	$31,578	$32,902	$83,758	$97,416
Senior Note redemption premiums	—	—	(4,987)	(8,926)
Interest paid	(7,624)	(3,960)	(22,350)	(20,389)
Income and franchise taxes paid	(365)	(131)	(476)	(725)
Share-based compensation expense	763	1,122	2,298	3,272
Gain on sale of lease fleet units	(1,373)	(1,435)	(3,605)	(4,176)
Loss on disposal of property, plant and equipment	25	5	65	37
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,816)	(3,178)	(8,708)	(3,715)
Inventories	599	1,592	(1,774)	(2,478)
Deposits and prepaid expenses	(1,931)	(1,737)	(1,637)	(1,190)
Other assets and intangibles	167	(448)	164	(146)
Accounts payable and accrued liabilities	2,902	6,632	6,467	8,105

Net cash provided by operating activities	$19,925	$31,364	$49,215	$67,085

EBITDA is calculated as follows, without further adjustment, for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2007	2006	2007
	(In thousands except percentages)
Net income	$12,890	$12,704	$28,753	$31,732
Interest expense	5,693	6,241	17,880	18,294
Provision for income taxes	8,615	8,376	18,728	20,581
Depreciation and amortization	4,380	5,581	11,972	15,585
Debt extinguishment expense	—	—	6,425	11,224

EBITDA	$31,578	$32,902	$83,758	$97,416

EBITDA margin(1)	42.7%	39.4%	42.6%	41.5%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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
Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 3.5% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
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
The table below summarizes those transactions that increased the net value of our lease fleet from $697.4 million at December 31, 2006, to $780.8 million at September 30, 2007:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2006, net	$697,439	149,615

Purchases:
Container purchases and containers obtained through acquisitions, including freight	11,453	3,947

Non-core units	99	249

Manufactured units:
Steel storage containers, combination storage/office combo units and steel security Offices	36,442	3,362
New wood mobile offices	30,658	1,132

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	6,955	1,930	(1)
Refurbishment or customization of 1,781 units purchased in a prior year	12,910	551	(2)
Refurbishment or customization of 2,230 units obtained through acquisition in a prior year	2,128	310	(3)

Other	263	(460)
Cost of sales from lease fleet	(7,764)	(3,000)
Depreciation	(9,774)

Lease fleet at September 30, 2007, net(4)	$780,809	157,636

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.

(4)	Excludes 738 units in the United Kingdom which we lease from third parties on month-to-month contracts and we in turn sub-lease to our customers.
The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2007:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$449,211	129,782
Offices	387,936	25,994
Van trailers	2,673	1,860
Other	438

	840,258
Accumulated depreciation	(59,449)

	$780,809	157,636

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2006. At September 30, 2007, based on these appraisal values, the fair market value of our lease fleet was approximately 115.8% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $647.5 million, which equates to 82.9% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. During years in which we enter many additional markets or in which certain geographic areas are affected by a slowdown in non-residential construction, utilization rates will tend to be lower. During 2007, certain southeast and southwest U.S. markets are experiencing a decline in the level of non-residential construction activity, and as a result, utilization levels are lower than in 2005 and 2006. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007, Compared to
Three Months Ended September 30, 2006
Total revenues for the quarter ended September 30, 2007, increased by $9.5 million, or 12.8%, to $83.5 million from $74.0 million for the same period in 2006. Leasing revenues for the quarter increased by $8.4 million, or 12.8%, to $74.0 million from $65.6 million for the same period in 2006. This increase resulted from an 8.1% increase in the average rental yield per unit, a 4.1% increase in the average number of units on lease and a 0.5% increase due to favorable foreign exchange rates, in each case as compared to the 2006 third quarter. The increase in yield resulted from an increase in average rental rates over the last year, an increase in revenue from ancillary rental services and continued change in the mix of units being added to our fleet. We have added more premium containers to the lease fleet in recent periods for which we obtain higher rental rates than basic storage units. The portable offices we have added to our lease fleet in recent quarters have on average been larger units that command high rents. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 12.4% for the three months ended September 30, 2007. Our sales of portable storage and office units for the three months ended September 30, 2007, increased by 7.7% to $8.7 million as compared to $8.1 million during the same period in 2006, with the increase primarily related to sales at our locations in the United States. As a percentage of total revenues, leasing revenues for the quarter ended September 30, 2007, represented 88.6% as compared to 88.7% for the same period in 2006. Our leasing business continues to be our primary focus and leasing revenues are the predominant part of our revenue mix. We expect the trend toward slower growth in sales revenues versus lease revenues to continue as we continue to transform our newly-acquired European branches to our leasing business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the quarter ended September 30, 2007, increased to 68.7% of sales revenues from 63.3% of sales revenues in the same period in 2006. Our gross margin was lower-than-typical level during the third quarter of 2007, although in line with our margins in the second quarter 2007.
Leasing, selling and general expenses increased $7.4 million, or 19.8%, to $44.7 million for the quarter ended September 30, 2007, from $37.3 million for the same period in 2006. Leasing, selling and general expenses, as a percentage of total revenues, increased to 53.5% for the quarter ended September 30, 2007, from 50.4% for the same period in 2006. The increases in leasing, selling and general expenses for the quarter ended September 30, 2007, were primarily payroll and related expenses to support the growth of our leasing activities, higher than normal repair and maintenance charges associated with our lease fleet, increased branch real property lease expense and third-party freight trucking expense, primarily related to our mobile office units. A portion of this increase resulted from the infrastructure we added to our European operations to support the transformation to our branch business model, as well as staffing requirements and marketing costs associated with U.S. locations we added in 2006 and 2007. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin contributing more to profitability. Each additional unit on lease in excess of the break-even level contributes significantly to profitability.
EBITDA increased by $1.3 million, or 4.2%, to $32.9 million for the quarter ended September 30, 2007, compared to $31.6 million for the same period in 2006.
Depreciation and amortization expenses increased $1.2 million, or 27.4%, to $5.6 million in the quarter ended September 30, 2007, from $4.4 million during the same period in 2006. The increase results from the growth in our lease fleet over the last year in order to meet increased demand at many of our locations, in addition to increases in equipment to provide the infrastructure needed to support our operations in our European branches and the continued growth of our operations in the U.S. Since September 30, 2006, our lease fleet cost basis for depreciation increased by approximately $128.9 million.
Interest expense increased $0.5 million, or 9.6%, to $6.2 million for the quarter ended September 30, 2007 as compared to $5.7 million for the same period in 2006. Our average debt outstanding for the three months ended September 30, 2007, compared to the same period in 2006, increased by 18.8%. Our average borrowing rate declined during the third quarter of 2007 from the prior year level in part because in May 2006, we paid down $52.5 million of our higher interest rate 9.5% Senior Notes. The weighted average interest rate on our debt for the three months ended September 30, 2007 was 7.0% compared to 7.6% for the three months ended September 30, 2006 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.2% in the 2007 quarter and 7.8% in the 2006 quarter.
Debt extinguishment expense for the 2007 period resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007. For the 2006 period, this expense represents the portion of deferred loan costs and the redemption premium on 35% of the then $150.0 million aggregate principal amount of the 9.5% Senior Notes redeemed in May 2006.
Provision for income taxes was based on our annual effective tax rate of 39.7% in the quarter ended September 30, 2007, as compared to 40.1% during the same period in 2006. Our 2007 third quarter consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended September 30, 2007 was $12.7 million, as compared to the net income of $12.9 million for the same period in 2006.
Nine Months Ended September 30, 2007, Compared to
Nine Months Ended September 30, 2006
Total revenues for the nine months ended September 30, 2007, increased by $38.1 million, or 19.3%, to $234.8 million from $196.7 million for the same period in 2006. Leasing revenues for the nine months increased by $33.9 million, or 19.2%, to $210.4 million from $176.5 million for the same period in 2006. This increase resulted from a 5.8% increase in the average rental yield per unit, a 13.1% increase in the average number of units on lease and 0.4% increase due to favorable foreign exchange rates, in each case as compared to the same period in 2006. The increase in yield resulted from an increase in average rental rates over the last year, an increase in revenue from ancillary rental services and continued change in the mix of units being added to our fleet. We have added more premium containers to the lease fleet in recent periods for which we obtain higher rental rates than basic storage units. The portable offices we have added to our lease fleet in recent quarters have on average been larger units that command high rents. Our internal growth rate, which we define as the growth in lease revenues in markets opened for at least one year, excluding growth arising as a result of additional acquisitions in those markets, was 13.8% for the nine months ended September 30, 2007. Our sales of portable storage and office units for the nine months ended September 30, 2007, increased by 19.3% to $22.9 million as compared to $19.2 million during the same period in 2006, with the increase related to sales at our newer locations, both in the United States and especially in Europe. As a percentage of total revenues, leasing revenues for the nine months ended September 30, 2007, represented 89.6% as compared to 89.7 % for the same period in 2006. Our leasing business continues to be our primary focus and leasing revenues are the predominant part of our revenue mix. We expect the trend toward slower growth in sales revenues versus lease revenues to continue as we continue to transform our newly-acquired European branches to our leasing business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the nine months ended September 30, 2007, increased to 68.1% of sales revenues from 63.4% of sales revenues in the same period in 2006. Our gross margin was lower than-typical level during 2007.
Leasing, selling and general expenses increased $20.7 million, or 20.5%, to $121.9 million for the nine months ended September 30, 2007, from $101.2 million for the same period in 2006. Leasing, selling and general expenses, as a percentage of total revenues, increased to 51.9% for the nine months ended September 30, 2007, from 51.4% for the same period in 2006. The increases in leasing, selling and general expenses for the nine months ended September 30, 2007, were primarily payroll and related expenses to support the growth of our leasing activities, third-party freight trucking expense, primarily related to our mobile office units, and higher than normal repair and maintenance charges associated with our lease fleet and increased branch real property lease expense. The increase in leasing, selling and general expenses were also due to the infrastructure we added to our European operations to support the transformation to our branch business model, as well as staffing requirements and marketing costs associated with U.S. locations we added in 2006 and 2007. A portion of this increase resulted from the growth of our infrastructure include payroll related expenses, transportation expenses, marketing costs and real estate lease expense of our United Kingdom branch locations. Our results for the nine months ended September 30, 2006 include only five months of the Royal Wolf acquisition operations as compared to nine months included in the nine months ended September 30, 2007. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin contributing more to profitability. Each additional unit on lease in excess of the break-even level contributes significantly to profitability.
EBITDA increased by $13.7 million, or 16.3%, to $97.4 million for the nine months ended September 30, 2007, compared to $83.8 million for the same period in 2006.
Depreciation and amortization expenses increased $3.6 million, or 30.2%, to $15.6 million in the nine months ended September 30, 2007, from $12.0 million during the same period in 2006. The increase results from the growth in our lease fleet over the last year in order to meet increased demand at many of our locations, in addition to increases in equipment to provide the infrastructure needed to support our operations in our European branches and the continued growth of our operations in the U.S. Since September 30, 2006, our lease fleet cost basis for depreciation increased by approximately $128.9 million.
Interest expense increased $0.4 million, or 2.3%, to $18.3 million for the nine months ended September 30, 2007, as compared to $17.9 million for the same period in 2006. Our average debt outstanding for the nine months ended September 30, 2007, compared to the same period in 2006, increased by 10.3%. Our average borrowing rate declined during the nine month period of 2007 from the prior year level in part because in May 2006, we paid down $52.5 million of our higher interest rate 9.5% Senior Notes and in part because of a lower LIBOR spread under our revolving line of credit after the second quarter in 2006. The weighted average interest rate on our debt for the nine months ended September 30, 2007 was 7.1%, as compared to 7.7% for the nine months ended September 30, 2006 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.4% in the 2007 quarter and 8.0% in the 2006 quarter.
Debt extinguishment expense for the 2007 period resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007. For the 2006 period, this expense represents the portion of deferred loan costs and the redemption premium on $52.5 million aggregate principal amount of the 9.5% Senior Notes redeemed in May 2006.
Provision for income taxes was based on our annual effective tax rate of approximately 39.3% in the nine months ended September 30, 2007, as compared to 39.4% during the same period in 2006. Our consolidated tax provisions include the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the nine months ended September 30, 2007, was $31.7 million compared to net income of $28.8 million for the same period in 2006. Our 2007 net income results were primarily achieved through our 19.3% increase in revenues and the operating leverage associated with this growth, partially offset by the effects of the debt extinguishment expenses and the higher than usual lease fleet maintenance costs. In 2007 and 2006, debt extinguishment expense related to the redemption of our 9.5% Senior Notes was $11.2 million ($6.9 million after tax) and $6.4 million ($4.0 million after tax), respectively.
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

At December 31, 2006, we had a $350.0 million senior secured revolving line of credit with a group of lenders which was scheduled to mature in February 2011. On May 7, 2007, we amended our revolving line of credit to increase the maximum amount we can borrow under the line of credit from $350.0 million to $425.0 million and extended the expiration date to May 7, 2012. We have the right under the credit agreement, at our option and without lenders’ consent, to further increase the maximum borrowing limit to $500.0 million, during the term of the agreement.
In the second quarter of 2007, we redeemed all $97.5 million of our 9.5% Senior Notes outstanding and issued $150.0 million of 6.875% Senior Notes due 2015. See Note L to our Condensed Consolidated Financial Statements (refer to Part I, Item 1).
During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of our common stock in March 2006 and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year when customers, who leased containers for holiday storage, return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility. See Note L to our Condensed Consolidated Financial Statements (refer to Part I, Item 1) for additional information regarding our credit facility. The majority of net proceeds from our equity offering in March 2006 were used to pay the purchase price for our Royal Wolf acquisition and to redeem $52.5 million principal amount of our 9.5 % Senior Notes. During the nine months ended September 30, 2007, we had net repayments under our credit facility of approximately $6.0 million, as compared to additional net borrowings of $37.0 million for the same period in 2006. The pay down on our revolving line of credit in 2007 was made possible through the issuance of $150.0 million of 6.875% Senior Notes, that were discounted to 99.548%, and yielded to us net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions. We used these proceeds to redeem $97.5 million the aggregate principal balance outstanding of the 9.5% Senior Notes and for related redemption premiums, accrued interest and other issuance costs. The remaining proceeds of approximately $33.2 million were used to repay borrowings under the revolving line of credit. Excluding this repayment, borrowings under our revolving line of credit were used in conjunction with cash provided by operating activities to fund the $97.4 million of additions in our lease fleet during the nine months ended September 30, 2007, purchase property, plant and equipment of $15.6 million, complete $6.1 million in acquisitions in 2007 and repurchase $7.7 million of our common stock. As of November 2, 2007, borrowings outstanding under our credit facility were approximately $235.7 million, and include the interest payment on our Senior Notes made November 1, 2007.
Operating Activities. Our operations provided net cash flow of $67.1 million for the nine months ended September 30, 2007, compared to $49.2 million during the same period in 2006. The $17.9 million increase in cash generated by operation in 2007 is primarily related to a $3.0 million increase in net income, $3.6 million increase in depreciation and amortization and a $1.7 million increase of deferred income taxes. In both years, cash generated by operations, was negatively impacted by increases in receivables, inventory levels and partially offset by increases in both accounts payable and accrued liabilities.
Investing Activities. Net cash used in investing activities was $107.1 million for the nine months ended September 30, 2007, compared to $155.4 million for the same period in 2006. Capital expenditures for acquisition of businesses were $6.1 million for the nine months ended September 30, 2007 as compared to $59.5 million for the same period in 2006. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $85.5 million for the nine months ended September 30, 2007, and $87.9 million for the same period in 2006. The capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and offices with the growth of our business. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $15.6 million for the nine months ended September 30, 2007 compared to the $8.0 million for the same period in 2006. The majority of this increase was expenditures for additions of delivery equipment, primarily trucks, trailers and forklifts, at our U.S. locations and at our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $40.1 million during the nine months ended September 30, 2007, compared to $107.9 million for the same period in 2006. In the second quarter of 2007, we received net proceeds of approximately $33.2 million, related to the issuance of the $150.0 million 6.875% Senior Notes offset by redemption of the $97.5 million 9.5% Senior Notes and related issuance and redemption costs, including accrued interest. The major financing activity during the nine-month period ended September 30, 2006 was our public offering of our common stock, which provided us with approximately $120.3 million in net proceeds. During 2007, we spent $7.7 million under our common stock repurchase program to acquire 324,553 shares. In both 2007 and 2006, we also received approximately $5.3 million and $4.3 million, respectively from exercises of employee stock options. In both years, borrowings under our revolving credit facility were used, together with cash flow generated from operations, to fund expansion of the lease fleet and purchase delivery equipment.
The interest rate under our $425.0 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinguishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under the credit facility at December 31, 2006 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread, based on our September 30, 2007 quarterly results remained unchanged.
We have interest rate swap agreements under which we effectively fixed the interest rate payable on $100.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the nine months ended September 30, 2007, of $0.3 million, net of applicable income tax benefit of $0.2 million.
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
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.4 million in letters of credit and an agreement under which we are contingently responsible for $2.9 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Our critical accounting policies and use of estimates in the preparation of the condensed consolidated financial statements as of September 30, 2007, remained unchanged from December 31, 2006. Set forth below is information regarding certain of our critical accounting policies. Information regarding our other critical accounting policies is discussed in our 2006 Form 10-K, as filed with the SEC, and should be read in conjunction with our annual consolidated financial statements and notes thereto.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
As Reported:
Net income	$12,890	$12,704	$28,753	$31,732
Diluted earnings per share	$0.35	$0.35	$0.82	$0.86

As adjusted for hypothetical change in reserve estimates:
Net income	$12,621	$12,659	$28,232	$31,541
Diluted earnings per share	$0.34	$0.34	$0.81	$0.86
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

		Useful	Three Months Ended		Nine Months Ended
	Salvage	Life in	September 30,		September 30,
	Value	Years	2006	2007	2006	2007
			(In thousands except per share data)
As Reported:	62.5%	25
Net income			$12,890	$12,704	$28,753	$31,732
Diluted earnings per share			$0.35	$0.35	$0.82	$0.86

As adjusted for change in estimates:	70%	20
Net income			$12,890	$12,704	$28,753	$31,732
Diluted earnings per share			$0.35	$0.35	$0.82	$0.86

As adjusted for change in estimates:	50%	20
Net income			$12,083	$11,765	$26,443	$28,986
Diluted earnings per share			$0.33	$0.32	$0.76	$0.79

As adjusted for change in estimates:	40%	40
Net income			$12,890	$12,704	$28,753	$31,732
Diluted earnings per share			$0.35	$0.35	$0.82	$0.86

As adjusted for change in estimates:	30%	25
Net income			$11,841	$11,483	$25,750	$28,162
Diluted earnings per share			$0.32	$0.31	$0.74	$0.77

As adjusted for change in estimates:	25%	25
Net income			$11,680	$11,295	$25,288	$27,613
Diluted earnings per share			$0.32	$0.31	$0.72	$0.75
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

We adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see note F to the Condensed Consolidated Financial Statements included else where in this report. There have been no other significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2007.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted this interpretation as of January 1, 2007. Adoption of FIN 48 did not have a material effect on our results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard and do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2007, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $100.0 million of debt. For the nine months ended September 30, 2007, in accordance with SFAS No. 133, comprehensive income included a $0.3 million charge, net of applicable income tax benefit of $0.2 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us to also borrow those funds in Pound Sterling and Euro denominated debt.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes information about our purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended September 30, 2007:

	Total	Weighted	Total Number of	Maximum Approximate
	Number of	Average	Shares of Common	Dollar Value of Shares
	Shares of	Price Paid per	Stock Purchased	of Common Stock that
	Common	Share of	as Part of Publicly	May Yet Be Purchased
	Stock	Common	Announced Plans or	Under the Plans or
Period	Purchased (1)	Stock (2)	Programs (1)	Programs
				(In thousands)
August 9, 2007 through August 31, 2007	254,235	$23.79	254,235	$43,942
September 1, 2007 through September 30, 2007	70,318	$23.84	70,318	$42,263

Total	324,553	$23.80	324,553

(1)	On August 9, 2007 we announced our intention to repurchase up to $50.0 million of our common stock over a period of six months in open-market purchases or in privately negotiated transactions in compliance with applicable securities laws and regulations.

(2)	The weighted average price paid per shares of common stock does not include the cost of commissions.
Refer to Part I, Item I, Note O of Notes to our Condensed Consolidated Financial Statements for information relating to additional purchases of our common stock through October 31, 2007.
ITEM 6. EXHIBITS
     Exhibits (filed herewith):

Number	Description
4.1	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 26, 2007) [Indenture under which the Registrant’s 6.875% Senior Notes due 2015 are issued].

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: November 9, 2007	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer &
Executive Vice President

INDEX TO EXHIBITS

Number	Description
4.1	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 26, 2007) [Indenture under which the Registrant’s 6.875% Senior Notes due 2015 are issued].

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K. (Filed herewith).