Form 10-K
period 2007-12-31
MOBILE MINI INC
filed 2008-02-29
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number 1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0748362
(IRS Employer Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of Principal Executive Offices)
(480) 894-6311
(Registrant’s Telephone Number)
Securities Registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2007 of the voting stock owned by non-affiliates of the registrant was approximately $1,029,240,000.

As of February 22, 2008, there were outstanding 34,621,181 shares of the issuer’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. The Exhibit Index is at page 82.

MOBILE MINI, INC.

2007 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS.

Merger with Mobile Storage Group

On February 22, 2008, we entered into a definitive merger agreement with Mobile Storage Group, Inc. of Glendale, California. Mobile Storage Group will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Pursuant to the merger, we will assume approximately $535.0 million of Mobile Storage Group’s outstanding indebtedness and will acquire all outstanding shares of Mobile Storage Group for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock with a liquidation preference of $154.0 million, which will be initially convertible into approximately 8.55 million shares of our common stock, and is redeemable at the holders’ option following the tenth year after the issue date.

The merger is expected to generate cost synergies of at least $25.0 million on an annualized basis, which we expect to be fully realized by the end of fiscal 2009. The cost synergies are a result of the significant overlap in corporate functions and branch infrastructure. We believe that the combination with Mobile Storage Group will add 21 new locations in the U.S. and 14 locations in the U.K.

Closing of the transaction is subject to approval by our stockholders, obtaining required governmental approvals, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time. Depending on the timing of various disclosure requirements, the stockholder meeting and regulatory approvals, the transaction is expected to close as early as June 2008. Our discussion of our business, financial conditions and results of operations in this Report does not include the anticipated effects of the combination with Mobile Storage Group.

Mobile Mini, Inc.

We were founded in 1983 and we believe we are one of the largest providers of portable storage solutions in the United States through our total lease fleet of 160,100 portable storage and portable office units at December 31, 2007. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our proprietary security systems, multiple doors, electrical wiring and shelving. At December 31, 2007, we operated through a network of 56 branches located in the United States, three in Canada, six in the United Kingdom, and one in The Netherlands. Our portable units provide secure, accessible temporary storage for a diversified client base of approximately 93,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. and U.K. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods. Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census. During the twelve months ended December 31, 2007, we generated revenues of approximately $318.3 million.

Since 1996, we have followed a strategy of focusing on leasing rather than selling our portable storage units. We believe this leasing model is highly attractive because the vast majority of our fleet (determined by unit count) consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 27 months;

•	have average monthly lease rates that recoup our current unit investment within an average of 34 months;

•	have long useful lives exceeding 25 years, low maintenance and high residual values; and

•	produce incremental leasing operating margins of approximately 54%.

Since 1996, we have increased our total lease fleet from 13,600 units to 160,100 units as of December 31, 2007, for a compound annual growth rate, or CAGR, of 25.1%. As a result of our focus on leasing, we have achieved substantial increases in our revenues, margins and profitability. Our annual leasing revenues have increased from

$17.9 million in 1996 to $284.6 million in 2007, representing a CAGR of 28.6%. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.

Our fleet is primarily comprised of refurbished and customized steel portable storage containers, which were built according to the standards developed by the International Organization for Standardization (“ISO”), other steel containers that we manufacture and mobile offices. We refurbish and customize our purchased ISO containers by adding our proprietary locking and easy-opening door systems. These assets are characterized by low risk of obsolescence, extreme durability, long useful lives and a history of high-value retention. In 2000, we began adding wood mobile office units to the lease fleet to complement our core steel portable storage products. We maintain our steel containers and mobile offices on a regular basis. This maintenance of our steel products consists primarily of repainting units every two to three years, essentially keeping them in the same condition as when they entered our fleet. Repair and maintenance of our wood mobile offices primarily consists of replacing the interior flooring which could be either tile or carpeting. Repair and maintenance expense for our fleet has averaged 4.3% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates, without regard to the age of the container. In addition, we have sold containers and steel offices from our lease fleet at an average of 148% of original cost from 1997 through 2007. Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our banks, and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2007. This fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2007, based on these appraisals, the fair market value of our lease fleet was approximately 114.0% of our lease fleet net book value; and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, appraised our lease fleet at approximately $656.3 million, which equates to 81.7% of the lease fleet net book value.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. The fixed self-storage segment consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage segment.

The portable storage segment, in which our business operates, differs from the fixed self-storage segment in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented and remains primarily local in nature. We believe the portable storage business in the United States exceeds $1.5 billion in revenue annually. Historically, portable storage solutions included containers, van trailers and roll-off units. We believe portable storage containers are achieving increased market share compared to the other options because of an increasing awareness that only containers provide ground level access and protect against damage caused by wind or water. As a result, containers can meet the needs of a diverse range of customers. Portable storage containers such as ours provide ground level access, higher security and improved aesthetics compared with certain other portable storage alternatives such as van trailers. Although there are no published estimates of the size of the portable storage segment, we believe the size of the segment is expanding due to increasing awareness of the advantages of portable storage.

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and is estimated by the Modular Building Institute to be approximately $5 billion in revenue annually in North America. We offer combined storage/office units and mobile offices in varying lengths and widths, with lease terms in North America averaging approximately 13 months.

We also offer portable record storage units and many of our regular storage units are used for document and record storage. The documents and records storage industry is experiencing significant growth as businesses continue to generate substantial paper records that must be kept for extended periods.

Our goal is to continue to be the leading U.S. nationwide provider of portable storage solutions and to successfully continue our operating methods in the United Kingdom. We believe our competitive strengths and business strategy will enable us to achieve these goals.

Competitive Strengths

Our competitive strengths include the following:

Market Leadership.  At December 31, 2007, we maintained a total fleet of approximately 162,800 units, which are held for lease and for sale, and we are the largest provider of portable storage solutions in a majority of our United States markets. At December 31, 2007, our lease fleet was comprised of approximately 160,100 units and our sales fleet was comprised of approximately 2,700 units. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

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

Geographic and Customer Diversification.  From our 66 branches of which 56 are located in 32 states in the United States, three in Canada, six in the United Kingdom, and one in The Netherlands, we served approximately 93,000 customers from a wide range of industries in 2007. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. and U.K. militaries, government agencies, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2007, our largest and our second-largest customers accounted for 1.8% and 0.9% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 4.9% of our leasing revenues. During 2007, approximately 65.3% of our customers rented a single unit. We believe this diversity also reduces our susceptibility to economic downturns in our markets or in any of the industries in which our customers operate. The fact that our business continued to grow during the economic downturn of 2002 and 2003, although at a slower than historic pace, demonstrates a measure of resistance to recession in our business model.

Customer Service Focus.  We believe the portable storage industry is particularly service intensive and essentially local. Our entire organization is focused on providing high levels of customer service, and our salespeople work out of our branch locations to better understand local market needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing flexible lease terms, security, convenience, product quality, broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Our customized enterprise resource planning system also increases our responsiveness to customer inquiries and enables us to efficiently monitor our sales force’s performance. Due to our orientation towards customer service, 47.8% of our 2007 leasing revenues was derived from repeat customers.

Sales and Marketing Emphasis.  We target a diverse customer base and, unlike most of our competitors, we have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have over 400 dedicated commissioned salespeople, and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales monitoring programs. Yellow pages and direct-mail advertising are integral parts of our sales and marketing approach. In 2007, our total advertising costs were $10.1 million, and we mailed approximately 7.4 million product brochures to existing and prospective customers as well as our website, which was enhanced in 2007 to include value added features such as product video tours, online payment capabilities and online real time sales inquiries — enabling customers to chat live with our salespeople.

Customized Enterprise Resource Planning System.  We made significant investments in improving and developing a new (ERP) Enterprise Resource Planning system. In 2006, we underwent a conversion from our then existing ERP system in North America to a more sophisticated and robust technology that enhanced our reporting processes obtained under our previous environment. These investments and the subsequent conversion of our ERP system enable us to further optimize fleet utilization, control pricing, capture detailed customer data, easily control credit approval while approving it quickly, audit by exception reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. Our ERP system allow us to carefully monitor, on a daily basis, the size, mix, utilization and lease rates of our lease fleet by branch on a real time basis. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. Our Tempe, Arizona corporate headquarters and each North America branch are linked through a scaleable Windows-based wide area network that provides real-time transaction processing and detailed reports on a branch-by-branch basis. In 2007, we brought our European operations onto the same ERP system making available to them all the enhancements and reporting capabilities we have in the U.S. We intend to continue this investment during 2008 to further optimize the reporting features of this new system and to further develop our European operations to take advantage of our sophisticated reporting environment.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.  We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our portable storage units throughout North America and in Europe. Our leasing revenues have grown from $17.9 million in 1996 to $284.6 million in 2007, reflecting a CAGR of 28.6%.

Generate Strong Internal Growth.  We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. Our growth rate is dependent in part upon general economic conditions, and during periods of slow economic growth we are more likely to focus on growth by acquisitions in order to leverage our cost structure and to maintain our growth and profitability. Historically, we have been able to generate strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. The internal growth rate has remained positive every quarter, but in 2002 and 2003 had fallen to single digits, from over 20% prior to 2002. In 2005, our internal growth rate accelerated to an average of 25.3% for the year, reflecting a continued improvement in both economic and market conditions. During 2007, our internal growth rate averaged 11.8% for the year. In our eight oldest markets, all of which we have operated in for at least twelve years, we achieved an internal growth rate of 4.1% in 2007, demonstrating the growth we believe that we can continue to achieve in our most mature markets.

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

We have identified many markets where we believe demand for portable storage units is underdeveloped. Typically, these markets are being served by small, local competitors. We established our eight original branches between our founding in 1983 and 1995. In 1998, we began entering new markets through our expansion strategy as illustrated in the following table:

New Market Expansion

Year Established	Acquisition	Start Up	Total

1998	3	1	4
1999	6	1	7
2000	9	1	10
2001	6	0	6
2002	10	1	11
2003	1	0	1
2004	1	0	1
2005	0	3	3
2006	11	0	11
2007	3	1	4

Total	50	8	58

Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization rate averaged 79.6% during 2007.

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

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facility employees. Some features of our different products are listed below:

•	Refurbished and Modified Storage Units. We purchase used ocean-going containers from leasing companies, shipping lines or brokers. These containers are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we refurbish and modify the ocean-going containers. Refurbishment typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our proprietary locking system. Modification typically involves splitting those containers into 5-, 10-, 15-, 20- or 25-foot lengths.

•	Manufactured Storage Units. We manufacture portable steel storage units for our lease fleet and for sale. We do this at our manufacturing facility in Maricopa, Arizona. We can manufacture units up to 12 feet wide and 50 feet long and can add doors, windows, locks and other customized features. We also offer a 10-foot-wide unit, which provides 40% more usable storage space than a standard eight-foot-wide unit. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled by our branches that have assembly capabilities or by third-party assemblers. This method of shipment is less expensive than shipping fully assembled storage units.

•	Steel Combination Mobile Office and Storage/Office Units. We buy and manufacture steel combination storage/office and mobile office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Europe also offers canteen units and drying rooms for the construction industry. In Europe, where space is limited, the office/canteen units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. In Europe, some of the offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

•	Wood Mobile Office Units. We added wood office units to our product line in 2000. We purchase these units, which range from eight to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Records Storage Units. We market and manufacture proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12-and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers and Other Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products that are inferior to standard containers. It is our goal to dispose of these sub-standard units from our fleet either as their initial rental period ends or within a few years. We do not refurbish these products. See “Product Lives and Durability — Van Trailers and Other Non-Core Storage Products” below. At December 31, 2007, van trailers comprised less than 0.2% of our fleet, measured by unit count and by book cost basis.

We purchase used ocean-going containers and refurbish and modify them at our manufacturing facility in Arizona and at our other branch locations. At certain branches, we also contract with third parties to refurbish and modify our units. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power. The used ocean-going containers we purchase are typically about eight to 12 years old. We believe our steel portable storage units, steel offices, and wood modular offices have estimated useful lives of 25 years, 25 years, and 20 years, respectively, from the date we build or acquire and refurbish them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 62.5% for our core steel products. Van trailers, which comprised less than 0.2% of the gross book value of our lease fleet at December 31, 2007, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 4.3% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

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

Pursuant to our revolving credit agreement, we have our containers appraised on a periodic basis. Because of the uniform quality of our containers, the appraiser does not differentiate value based upon the age of the container or the length of time it has been in our fleet. Our manufactured containers and steel offices are not built to ISO standards, but are built in a similar manner so that, like the ISO containers, they will maintain their utility and value as long as they are maintained in accordance with our maintenance program. As with our refurbished and customized ISO containers, our lenders’ appraiser does not differentiate the value of manufactured units based upon the age of the unit. Our most recent fair market value appraisal appraised our fleet at a value in excess of net book value. At December 31, 2007, the net book value of our fleet was approximately $802.9 million.

Approximately 9.9% of our 2007 revenue was derived from sales of portable storage and mobile office units. Because the containers in our lease fleet do not significantly depreciate in value, we have no program in place to sell lease fleet containers as they reach a certain age. Instead, most of our U.S. container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or unrefurbished and refurbished containers that we had recently acquired but not yet leased. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 25 year useful life and 62.5% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy.

The following table shows the gross margin on containers and steel offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1998 through 2007 based on the length of time in the lease fleet.

				Sales	Sales
				Revenue as a	Revenue as a
	Number of	Sales	Original	Percentage of	Percentage of
	Units Sold	Revenue	Cost(1)	Original Cost	Net Book Value
	(Dollars in thousands)

Sales fleet(2)	33,679	$108,107	$70,658	153%	153%
Lease fleet, by period held before sale:
Less than 5 years	11,537	$44,875	$30,248	148%	152%
5 to 10 years	3,622	$15,146	$10,278	147%	162%
10 to 15 years	738	$2,438	$1,716	142%	168%
15 to 20 years	109	$374	$264	142%	174%
20+ years	4	$14	$11	123%	175%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing, which includes both the cost of customizing units and refurbishment costs incurred, plus (iii) the freight charges to our branch where the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location.

(2)	Includes sales of unrefurbished ISO containers.

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

		Age of Containers
		(By Number of Years in Our Lease Fleet)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar

Type 1	Number of units	3,843	3,793	1,142	42	3	8,823
	Average rent	$80.75	$81.94	$82.14	$76.71	$77.64	$81.42
Type 2	Number of units	1,192	1,153	388	53	1	2,787
	Average rent	$87.63	$82.68	$83.12	$81.55	$70.41	$84.83
Type 3	Number of units	13,051	4,113	2,253	296	3	19,716
	Average rent	$68.43	$82.18	$81.89	$81.42	$68.61	$73.03
Type 4	Number of units	232	639	255	11	1	1,138
	Average rent	$119.02	$112.95	$103.41	$94.69	$108.33	$111.87
Type 5	Number of units	425	1,394	150	16	—	1,985
	Average rent	$107.71	$121.62	$123.20	$121.53	$—	$118.76
Type 6	Number of units	4,127	5,048	775	51	7	10,008
	Average rent	$122.21	$128.22	$129.62	$125.90	$127.67	$125.84
Type 7	Number of units	15,195	7,397	623	69	8	23,292
	Average rent	$108.95	$114.02	$124.23	$124.26	$123.02	$111.02
Type 8	Number of units	345	507	194	12	3	1,061
	Average rent	$162.46	$158.56	$158.48	$137.85	$216.66	$159.74

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

Wood Mobile Office Units.  We began adding wood mobile office units to the lease fleet in 2000 as a complement to our core portable storage products. These units are manufactured by third parties and are very similar to the units in the lease fleets of other mobile office rental companies. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2007, our wood mobile offices were all less than eight years old. These units are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last seven years.

Although, the operating margins on mobile offices are high, they are lower than the margins on portable storage. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. This adds to our overall profitability and operating margins.

Van Trailers and Other Non-Core Storage Products.  At December 31, 2007, van trailers made up less than 0.2% of the gross book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that are sub-standard compared to our core steel container storage product. We attempt to purge most of these inferior units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to refurbish these products and instead resell them.

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

The average initial unit value given to the van trailers we have purchased in acquisitions that are remaining in our fleet is approximately $900 (excluding refrigerated units which are valued higher), and we depreciate these units over seven years down to a 20% residual value. As noted above, we sell these units as soon as practicable. During 2006 and 2007, we disposed of approximately 1,000 and 875 van trailers, respectively, representing approximately 32% and 31% of our van trailer fleet, respectively.

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

The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $697.4 million at December 31, 2006 to $802.9 million at December 31, 2007:

	Dollars	Units
	(In thousands)

Lease fleet at December 31, 2006, net	$697,439	149,615
Purchases:
Container purchases and containers obtained through acquisitions, including freight	15,853	5,295
Non-core units obtained through acquisitions, primarily van trailers	218	540
Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	46,229	4,184
New wood mobile offices	38,832	1,409
Refurbishment and customization:(3)
Refurbishment or customization of units purchased or acquired in the current year	9,471	2,452	(1)
Refurbishment or customization of 3,272 units purchased in a prior year	16,834	1,136	(1)
Refurbishment or customization of 2,808 units obtained through acquisition in a prior year	2,366	381	(2)
Other	(736)	(811)
Cost of sales from lease fleet	(10,621)	(4,085)
Depreciation	(12,962)

Lease fleet at December 31, 2007, net	$802,923	160,116

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance, which is expensed as incurred.

The table below outlines the composition of our lease fleet at December 31, 2007:

	Lease Fleet	Number of Units
	(In thousands)

Steel storage containers	$459,665	131,172
Offices	402,640	27,018
Van trailers	2,330	1,926
Other	956

	865,591
Accumulated depreciation	(62,668)

	$802,923	160,116

Branch Operations

We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide storage of units under lease at the branch (“on-site storage”). We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. The rest of our branch locations are leased. The following table shows information about our branches by geographic area (U.S., Canada, U.K. and the Netherlands), sorted by date established.

			Year
Location	Functions/Uses	Approximate Size	Established

United States:
Phoenix, Arizona	Leasing, on-site storage and sales	14 acres	1983
Tucson, Arizona	Leasing, on-site storage and sales	5 acres	1986
Los Angeles, California	Leasing, on-site storage and sales	15 acres	1988
San Diego, California	Leasing, on-site storage and sales	6 acres	1994
Dallas, Texas	Leasing, on-site storage and sales	17 acres	1994
Houston, Texas	Leasing, on-site storage and sales	9 acres	1994
San Antonio, Texas	Leasing, on-site storage and sales	7 acres	1995
Austin, Texas	Leasing, on-site storage and sales	7 acres	1995
Las Vegas, Nevada	Leasing and sales	6 acres	1998
Oklahoma City, Oklahoma	Leasing and sales	6 acres	1998
Albuquerque, New Mexico	Leasing and sales	6 acres	1998
Denver, Colorado	Leasing and sales	6 acres	1998
Tulsa, Oklahoma	Leasing and sales	7 acres	1999
Colorado Springs, Colorado	Leasing and sales	5 acres	1999
New Orleans, Louisiana	Leasing and sales	5 acres	1999
Memphis, Tennessee	Leasing and sales	9 acres	1999
Salt Lake City, Utah	Leasing, on-site storage and sales	3 acres	1999
Chicago, Illinois	Leasing and sales	7 acres	1999
Knoxville, Tennessee	Leasing and sales	5 acres	1999
Seattle, Washington	Leasing and sales	5 acres	2000
El Paso, Texas	Leasing and sales	4 acres	2000
Harlingen, Texas	Leasing and sales	5 acres	2000
Corpus Christi, Texas	Leasing and sales	3 acres	2000
Jacksonville, Florida	Leasing and sales	4 acres	2000
Miami/Ft. Lauderdale, Florida	Leasing and sales	8 acres	2000
Ft. Myers, Florida	Leasing and sales	5 acres	2000
Tampa, Florida	Leasing and sales	8 acres	2000
Orlando, Florida	Leasing and sales	7 acres	2000
Atlanta, Georgia	Leasing and sales	15 acres	2000
Kansas City, Kansas/Missouri	Leasing and sales	5 acres	2001
Milwaukee, Wisconsin	Leasing and sales	5 acres	2001
Charlotte, North Carolina	Leasing and sales	8 acres	2001
Nashville, Tennessee	Leasing and sales	6 acres	2001
San Francisco, California	Leasing and sales	7 acres	2001
Raleigh, North Carolina	Leasing and sales	8 acres	2001
Columbus, Ohio	Leasing and sales	7 acres	2002
Little Rock, Arkansas	Leasing and sales	12 acres	2002
St. Louis, Missouri	Leasing and sales	7 acres	2002
Ft. Worth, Texas	Leasing and sales	5 acres	2002

			Year
Location	Functions/Uses	Approximate Size	Established

Louisville, Kentucky	Leasing and sales	7 acres	2002
Columbia, South Carolina	Leasing and sales	5 acres	2002
Baltimore, Maryland	Leasing and sales	9 acres	2002
Philadelphia, Pennsylvania	Leasing and sales	4 acres	2002
Richmond, Virginia	Leasing and sales	4 acres	2002
Boston, Massachusetts	Leasing and sales	4 acres	2002
Portland, Oregon	Leasing and sales	6 acres	2003
Detroit, Michigan	Leasing and sales	6 acres	2004
Minneapolis, Minnesota	Leasing and sales	5 acres	2005
Indianapolis, Indiana	Leasing and sales	6 acres	2005
Pensacola, Florida	Leasing and sales	5 acres	2005
Oakland, California	Leasing and sales	4 acres	2006
Fresno, California	Leasing and sales	5 acres	2006
Utica, New York	Leasing and sales	5 acres	2006
Wichita, Kansas	Leasing and sales	5 acres	2006
Worcester, Vermont	Leasing and sales	12 acres	2007
Pittsburgh, Pennsylvania	Leasing and sales	6 acres	2007
Canada:
Toronto, Ontario	Leasing and sales	4 acres	2002
Vancouver, British Columbia	Leasing and sales	3 acres	2007
Windsor, Ontario	Leasing and sales	2 acres	2007
United Kingdom:
London	Leasing and sales	5 acres	2006
Bristol	Leasing and sales	2 acres	2006
Birmingham	Leasing and sales	2 acres	2006
Liverpool	Leasing and sales	5 acres	2006
Leeds	Leasing and sales	2 acres	2006
Edinburgh	Leasing and sales	3 acres	2006
The Netherlands:
Rotterdam	Leasing and sales	2 acres	2006

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our fifteen regional managers. Our regional managers, in turn, report to one of our senior or executive vice presidents. Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional and branch managers.

In North America, each branch has its own sales force and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three high to maximize usable ground area. Our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs. During 2007, we introduced this organizational structure in our U.K. branches and acquired branch properties and transportation equipment.

Sales and Marketing

We have 434 dedicated sales people at our branches and 26 people in sales management at our headquarters and other locations that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide higher levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our enterprise resource planning system. This enables the sales and marketing team to share leads and other information and permits the staff at headquarters to monitor and review sales and leasing productivity on a branch-by-branch basis. Our sales and marketing employees are compensated primarily on a commission basis.

Our nationwide presence in the United States allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers’ needs through our National Account Program, which simplifies the procurement, rental and billing process for those customers. Approximately 1,100 U.S. customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We advertise our products in the yellow pages and use a targeted direct mail program. In 2007, we mailed approximately 7.4 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage. Our total advertising costs were approximately $10.1 million in 2007, $8.6 million in 2006, and $7.6 million in 2005. During 2007, we began to focus an increasing portion of our marketing expenditures on internet-based initiatives with web-based products and services for both existing customers and potential customers.

Customers

During 2007, approximately 93,000 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 91,000 in 2006. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for 2.1% and 1.8% of our leasing revenues in 2006 and 2007, respectively. Our next largest customer accounted for approximately 0.5% and 0.9% of our leasing revenues in 2006 and 2007, respectively. Our twenty largest customers combined accounted for approximately 5.3% of our lease revenues in 2006 and approximately 4.9% of our lease revenues in 2007. Approximately 65.3% of our customers rented a single unit during 2007.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2007:

	Approximate
	Percentage of	Representative
Business	Units on Lease	Customers	Typical Application

Consumer service and retail businesses	31%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs
Construction	43%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Consumers	7%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location
Industrial and commercial	7%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Institutions, government agencies and others	12%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs

Manufacturing

We build new steel portable storage units, steel mobile offices and other custom-designed steel structures as well as refurbish used ocean-going containers at our Maricopa, Arizona manufacturing plant. We also refurbish used ocean-going containers at our branch locations. Our manufacturing capabilities allow us to differentiate our products from our competitors and enable us to provide a broader product selection to our customers. Our manufacturing process includes cutting, shaping and welding raw steel, installing customized features and painting the newly constructed units. Typically, we manufacture “knock-down” units, which we ship to our branches. These units are then assembled at our branches that have assembly capabilities or by third-party assemblers. We can ship up to twelve “knock-down” 20-foot containers on a single flat-bed trailer. By comparison, only two or three assembled 20-foot ocean-going containers can be shipped on a flat-bed trailer. This reduces our cost of transporting units to our branches and permits us to economically ship our manufactured units to any city in the continental United States or Canada. At December 31, 2007, we had 144 manufacturing workers at our Maricopa facility, and an additional 363 workers who participate in manufacturing and repair activities in our branch facilities. We believe we can expand the capacity of our Maricopa facility at a relatively low cost, and that numerous third parties have the facilities needed to perform refurbishment and assembly services for us on a contract basis.

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

Vehicles

At December 31, 2007, we had a fleet of 521 delivery trucks, of which 388 were owned and 133 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning System

In 2006, we implemented our new customized ERP system in North America to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and to allow international growth using the same ERP system throughout the company. This system consists of a wide-area network that connects our headquarters and all of our North American branches. Our Tempe, Arizona corporate headquarters and each North American branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers. In 2007, our European operations were converted from their existing systems onto the same ERP customized platform under which we operate in North America to gain further efficiencies. We have made significant investments to our ERP system during the past three years, and we intend to continue that investment in 2008 to further optimize the features of this new system for both the North American and our European operations.

Lease Terms

Based on the composition of our North America leases at the end of 2007, our North America steel portable storage unit leases initially have an average intended term of approximately 10 months but then provide for the leases to continue on a month-to-month basis until the customer cancels the term. In Europe, our customers historically had leased on a month-to-month basis. Our Europe operations have been transitioning to our business leasing model, and as a result, approximately 40% of our European leases at December 31, 2007 have intended lease terms at lease inception of approximately 7 months for portable storage units. Under either agreement, the lease continues month-to-month until cancelled by the customer. During 2007, the company-wide average duration of all portable storage leases was 27 months and the average monthly rental rate was approximately $100. Most of our steel portable storage units rent for between approximately $50 and $300 per month. Our van trailers normally lease for substantially lower amounts than our portable storage units. Our North America combination storage/office and mobile office units typically have an average intended lease term of approximately 13 months. The initial lease term in Europe has historically been on a month-to-month basis. The average company-wide duration of all mobile office and combo unit leases has been 22 months. Our combination storage/office and mobile office units typically rent for $100 to over $1,100 per month. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid some of this liability. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are typically the responsibility of the customer.

Competition

We face competition from several local and regional companies, as well as from national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Mobile Storage Group, Williams Scotsman, Elliot Hire, Ravenstock, PODS, 1-800-PAC-RAT, LLC., Haulaway Storage Containers, Inc., Speedy Hire, and a number of other national, regional and local competitors. In the mobile office business, we typically compete with ModSpace, Williams Scotsman, McGrath RentCorp and other national, regional and local companies.

Employees

As of December 31, 2007, we employed approximately 2,095 full-time employees in the following major categories:

Management	120
Administrative	364
Sales and marketing	434
Manufacturing	507
Drivers and storage unit handling	670

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition to this Form 10-K, we incorporate by reference certain information from parts of our proxy statement for the 2008 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 29, 2008, which will also be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our web site. Information contained on our web site is not part of this Report.

ITEM 1A.	RISK FACTORS.

Cautionary Statement about Forward Looking Statements

Our discussion and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They include words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, acquisition and growth strategy, synergies and cost savings anticipated from acquisitions and mergers, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Mobile Mini could also be adversely affected by other factors besides those listed here.

A slowdown in the non-residential construction sector of the economy could reduce demand from some of our customers, which could result in lower demand for our products.

At the end of 2006 and 2007, customers in the construction industry, primarily in non-residential construction, accounted for approximately 40% and 43%, respectively, of our leased units. This industry tends to be cyclical. In 2002 and 2003 this industry sector suffered a sustained economic slowdown which resulted in much slower growth in demand for leases and sales of our products. If another sustained economic slowdown in the non-residential construction sector were to occur, it is likely that we would again experience less demand for leases and sales of our products. Also, because most of our cost of leasing is either fixed or semi variable, this would cause our margins to contract and the adverse affect on operating results would be more pronounced. Our internal growth rate slowed to 7.5% in 2002 and 7.4% in 2003 due to a slowdown in the economy, particularly in this sector. During these years, our profitability declined.

We may fail to realize the anticipated benefits of the merger with Mobile Storage Group, and the integration process could adversely impact our ongoing operations.

The Company and the Mobile Storage Group entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, an expanded customer base and ongoing cost savings and operating efficiencies. The success of the merger will depend, in part, on our ability to realize such anticipated benefits from combining the businesses of our company and Mobile Storage Group. The anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve anticipated benefits could result in increased costs and decreases in the amounts of expected revenues of the combined company.

Mobile Mini and Mobile Storage Group have operated independently and until the completion of the merger will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the companies during the transition period. The integration may take longer than anticipated and may have unanticipated adverse results relating to Mobile Mini’s or Mobile Storage Group’s existing business.

We will take on substantial additional indebtedness to finance the merger and this additional indebtedness could significantly impact Mobile Mini’s ability to operate its business.

In connection with the merger, Mobile Mini expects to enter into a $1.0 billion asset asset-based revolving loan. The security for the credit facility will include a lien on substantially all of the combined company’s present and future assets. Mobile Mini plans to use a portion of the proceeds from the credit facility to pay a portion of the approximately $535.0 million indebtedness of Mobile Storage Group, $12.5 million cash component of the merger consideration and the $25.0 million estimated amount of transaction costs related to the merger. The indebtedness that we will assume includes $200 million of Mobile Storage Group senior notes. Such increased indebtedness could limit the Mobile Mini’s financial and operating flexibility, including by requiring Mobile Mini to dedicate a substantial portion of its cash flow from operations to the interest on its debt, making it more difficult to obtain additional financing on favorable terms, limiting its ability to capitalize on significant business opportunities and making it more vulnerable to economic downturns. In addition, the significant level of indebtedness could limit Mobile Mini’s flexibility to react to changes in the industry and economic conditions and divert financial resources away from the expansion and improvement of its business.

Our planned growth could strain our management resources, which could disrupt our development of our new branch locations.

Our future performance will depend in large part on our ability to manage our planned growth, which in 2006 included our commencement of operations in the United Kingdom and The Netherlands. On February 22, 2008, we entered into a definitive merger agreement under which Mobile Storage Group will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Our growth could strain our management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage our employees. If we do not manage our growth effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer.

Our expansion may divert our resources from other aspects of our business and require that we incur additional debt, and may subject us to additional and different regulations. Failure to manage these economic, financial, business and regulatory risks may adversely impact our growth and results of operations.

We regularly review and evaluate expansion opportunities. Our expansion into markets in the United Kingdom and The Netherlands, which commenced in 2006, requires us to make substantial investments, which could divert resources from other aspects of our business. We may also be required to raise additional debt or equity capital to fund our expansion. In addition, we may incur difficulties in staffing and managing our new operations. In connection with expansion outside of the U.S., we face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth, in Europe and elsewhere, and lead to increased administrative costs.

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

The indenture governing our 6.875% Senior Notes and, to a lesser extent, our revolving credit facility agreement contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, we cannot borrow as much. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet. We anticipate that our new revolving credit facility, which we will enter into in connection with our merger with Mobile Storage Group, will include covenants similar to those in our existing credit agreement.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In May 2007, we issued $150.0 million in aggregate principal amount of 6.875% Senior Notes. These notes were issued at 99.548% of par value. In May 2007, we entered into the First Amendment of the Second Amended and Restated Loan and Security Agreement, under which we may borrow up to $425.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. As of February 22, 2008, we had outstanding borrowings of approximately $234.9 million and letters of credit of approximately $3.3 million under the credit facility, leaving approximately $186.8 million available for further borrowing and immediately available. In connection with our merger with Mobile Storage Group, we anticipate that we will assume approximately $535.0 million of Mobile Storage Group’s indebtedness. Our substantial indebtedness could have consequences. For example, it could:

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

We may need additional debt or equity to sustain our growth, but we do not have commitments for such funds beyond financing commitments related to our merger with Mobile Storage Group.

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

Fluctuations between the British pound and U.S. dollar could adversely affect our results of operations.

We derived approximately 8.0% of our total revenues in 2007 from our operations in the U.K. We expect that percentage will increase materially on an annualized basis following the closing of our merger with Mobile Storage Group. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact of currency fluctuations on us from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income we recognize from our U.K. business. The British pound is currently at or near a multi-year high against the U.S. dollar, and we cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. F Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

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

We manufacture portable storage units to add to our lease fleet and for sale. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices are often difficult to pass through to customers, particularly to leasing customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.

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

We are substantially dependent on the personal efforts and abilities of Steven G. Bunger, our Chairman, President and Chief Executive Officer, Lawrence Trachtenberg, our Executive Vice President and Chief Financial Officer, and Russ Lemley, our Executive Vice President and Chief Operating Officer. The loss of any of these officers or our other key management persons could harm our business and prospects for growth.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own our branch locations in Dallas, Texas, Oklahoma City, Oklahoma and a portion of our Phoenix, Arizona location. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of between 1 and 11 years, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

Some of the lease properties with lease terms expiring in 2008 are with related persons and we anticipate renewing those leases for terms of approximately five years.

We own our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. This facility is 16 years old and is on approximately 43 acres. The facility includes nine manufacturing buildings, totaling approximately 171,300 square feet. These buildings house our manufacturing, assembly, restoring, painting and vehicle maintenance operations.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have approximately 35,000 square feet of office space. The lease term is through December 2014. Our European headquarters is located in Loudwater, Buckinghamshire, where we lease approximately 4,000 square feet of office space. The term on this lease is through December 2012.

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

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officers who are not a continuing director or a director nominee. Information respecting our executive officers who are continuing directors and director nominees is set forth in Item 10 of this Report which incorporates by reference to Mobile Mini’s definitive proxy statement to the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Kyle G. Blackwell joined Mobile Mini in 1988 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start up of our Texas locations. Age 44.

Martin T Crayden joined Mobile Mini in April 2006 as our Senior Vice President responsible for our operations in Europe. He previously served as Director/CEO responsible for Royal Wolf’s operations in the United Kingdom and The Netherlands since September 2000. He has been engaged in the U.K. container industry since 1984. Age 46.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996, and he also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 38.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University in 1989. Age 43.

Russell C. Lemley was appointed Executive Vice President and Chief Operating Officer in December 2007. He served as Senior Vice President, Western Division, since 1999 and as our Vice President, Operations from June 1998 to November 1999. He joined us in August 1988 as Construction Superintendent to build our ten-acre facility in Los Angeles, California and served as Plant Manager of that facility from 1989 to 1994 and as General Manager from 1994 to 1998. Prior to joining us, Mr. Lemley was the Project Manager from 1984 through 1987 for the largest automated pallet rack high rise in the United Sates for Ralph’s Grocery in San Fernando, California and managed the construction of the first automated parts pallet rack facility for Suzuki in Brea, California. Age 50.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 57.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2006		2007
	High	Low	High	Low

Quarter ended March 31,	$31.32	$25.70	$29.40	$25.12
Quarter ended June 30,	$37.12	$26.64	$33.65	$26.30
Quarter ended September 30,	$31.98	$25.95	$32.01	$21.56
Quarter ended December 31,	$33.35	$26.85	$25.23	$16.50

We had approximately 212 holders of record of our common stock on February 13, 2008, and we estimate that we have more than 5,000 beneficial owners of our common stock.

Mobile Mini has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future, as it intends to retain all earnings to provide funds for the operation and expansion of its business. Further, our revolving credit agreement restricts our ability to pay dividends or other distributions on our common stock.

Sales of Unregistered Securities; Repurchases of Securities

We did not make any sales of unregistered securities during 2007. On August 8, 2007, our Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six-month period. As of December 31, 2007, we had repurchased 2,174,828 shares for approximately $39.3 million under this authorization, and we did not repurchase any additional shares prior to the expiration of this authorization in February 2008.

The following table summarizes the purchase of equity securities for the three-months ended December 31, 2007.

				(d) Maximum Number
				(or Approximate
				Dollar Value) of
				Shares That May Yet
	(2) Total		(c) Total Number of	be Purchased Under
	Number of	(b) Average	Shares Purchased as	the Plans or
	Shared	Price Paid per	Part of Publicly	Programs (In
Period	Purchased	Share(2)	Announced Plans(1)	Thousands)

October 2007	1,610,087	$17.20	1,610,087	$15,605
November 2007	285,506	$17.15	285,506	$10,698
December 2007	—	—	—	$10,698

Fourth Quarter Total	1,895,593		1,895,593

(1)	On August 9, 2007, we announced our intention to repurchase up to $50.0 million of our common stock over a period of six months in open-market purchases or in privately negotiated transactions in compliance with applicable securities laws and regulations. This program was announced in a press release filed as an exhibit to our Form 8-K filed on August 10, 2007.

(2)	The weighted average price paid per shares of common stock does not include the cost of commissions.

Equity Compensation Plan Information

Information regarding Mobile Mini’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in Mobile Mini’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after December 31, 2007, which information is incorporated herein by reference.

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

The following graph compares the cumulative total return on our capital stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the Nasdaq Composite Index if $100 were invested in our common stock and each index on December 31, 2002.

STOCK PERFORMANCE GRAPH
Mobile Mini, Inc.
At December 31, 2007

Total Return Performance

	Period Ended December 31,
Index	2002	2003	2004	2005	2006	2007
Mobile Mini, Inc.	$100.00	$125.85	$210.85	$302.49	$343.84	$236.63

Standard & Poor’s SmallCap 600	$100.00	$138.79	$170.22	$183.30	$211.01	$210.38

Nasdaq Stock Market Index (U.S.)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98

*	Total Return Based on $100 Initial Investment & Reinvestment of Dividends

ITEM 6.	SELECTED FINANCIAL DATA.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share and operating data)

Consolidated Statements of Income Data:
Revenues:
Leasing	$128,482	$149,856	$188,578	$245,105	$284,638
Sales	17,248	17,919	17,499	26,824	31,644
Other	838	566	1,093	1,434	2,020

Total revenues	146,568	168,341	207,170	273,363	318,302

Costs and expenses:
Cost of sales	11,487	11,352	10,845	17,186	21,651
Leasing, selling and general expenses	80,124	90,696	109,257	139,906	166,994
Florida litigation expense	8,502	—	—	—	—
Depreciation and amortization	10,026	11,427	12,854	16,741	21,149

Total costs and expenses	110,139	113,475	132,956	173,833	209,794

Income from operations	36,429	54,866	74,214	99,530	108,508
Other income (expense):
Interest income	2	—	11	437	101
Other income	—	—	3,160	—	—
Interest expense	(16,299)	(20,434)	(23,177)	(23,681)	(24,906)
Debt restructuring/extinguishment expense	(10,440)	—	—	(6,425)	(11,224)
Foreign currency exchange gain	—	—	—	66	107

Income before provision for income taxes	9,692	34,432	54,208	69,927	72,586
Provision for income taxes	3,780	13,773	20,220	27,151	28,410

Net income	$5,912	$20,659	$33,988	$42,776	$44,176

Earnings per share:
Basic	$0.21	$0.71	$1.14	$1.25	$1.24

Diluted	$0.20	$0.70	$1.10	$1.21	$1.22

Weighted average number of common and common share equivalents outstanding:
Basic	28,625	28,974	29,867	34,243	35,489
Diluted	28,925	29,565	30,875	35,425	36,296
Other Data:
EBITDA(1)	$46,457	$66,293	$90,239	$116,774	$129,865
Net cash provided by operating activities	40,690	40,322	69,249	76,884	91,299
Net cash used in investing activities	(55,269)	(80,508)	(113,275)	(192,763)	(138,682)
Net cash provided by financing activities	12,730	40,555	43,282	116,966	48,427
Operating Data:
Number of branches (at year end)	47	48	51	62	66
Lease fleet units (at year end)	89,542	100,727	116,317	149,615	160,116
Lease fleet covenant utilization (annual average)	78.7%	80.7%	82.9%	82.7%	79.6%
Lease revenue growth from prior year	10.6%	16.6%	25.8%	30.0%	16.1%
Operating margin	24.9%	32.6%	35.8%	36.4%	34.1%
Net income margin	4.0%	12.3%	16.4%	15.6%	13.9%

	At December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Lease fleet, net	$383,672	$454,106	$550,464	$697,439	$802,923
Total assets	515,080	592,146	704,957	900,030	1,028,851
Total debt	240,610	277,044	308,585	302,045	387,989
Stockholders’ equity	189,293	216,369	267,975	442,004	457,890

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

EBITDA(1)	$46,457	$66,293	$90,239	$116,774	$129,865
Senior Note redemption premiums	—	—	—	(4,987)	(8,926)
Interest paid	(8,841)	(19,254)	(21,727)	(24,770)	(27,896)
Income and franchise taxes paid	(298)	(372)	(495)	(733)	(797)
Provision for loss from natural disasters	—	—	1,710	—	—
Share-based compensation expense	—	—	19	3,066	4,028
Gain on sale of lease fleet units	(1,601)	(2,277)	(3,529)	(4,922)	(5,560)
Loss on disposal of property, plant and equipment	44	604	704	454	203
Gain on sale of short-term investments	(59)	—	—	—	—
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	327	(3,309)	(5,371)	(6,580)	(2,119)
Inventories	(1,781)	(2,178)	(4,823)	628	(610)
Deposits and prepaid expenses	(3,132)	(669)	(480)	(1,446)	(1,754)
Other assets and intangibles	(35)	37	(19)	(4)	318
Accounts payable and accrued liabilities	9,609	1,447	13,021	(596)	4,547

Net cash provided by operating activities	$40,690	$40,322	$69,249	$76,884	$91,299

Reconciliation of net income to EBITDA:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands except percentages)

Net income	$5,912	$20,659	$33,988	$42,776	$44,176
Interest expense	16,299	20,434	23,177	23,681	24,906
Income taxes	3,780	13,773	20,220	27,151	28,410
Depreciation and amortization	10,026	11,427	12,854	16,741	21,149
Debt restructuring/extinguishment expense	10,440	—	—	6,425	11,224

EBITDA(1)	$46,457	$66,293	$90,239	$116,774	$129,865

EBITDA margin(2)	31.7%	39.4%	43.6%	42.7%	40.8%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinquishment expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing ability and the interest rate in effect at any point in time.

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

Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal 2006 and 2007. Certain amounts include the effects of rounding. You should read this material with the financial statements and related footnotes included elsewhere in this Report. Mobile Mini believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Revenues:
Leasing	$51,534	$59,331	$65,595	$68,645
Sales	4,528	6,590	8,071	7,635
Other	358	377	323	376

Total revenues	56,420	66,298	73,989	76,656

Costs and expenses:
Cost of sales	2,914	4,152	5,109	5,011
Leasing, selling and general expenses	29,996	33,849	37,310	38,751
Depreciation and amortization	3,588	4,004	4,380	4,769

Total costs and expenses	36,498	42,005	46,799	48,531

Income from operations	19,922	24,293	27,190	28,125
Other income (expense):
Interest income	51	372	9	5
Interest expense	(6,446)	(5,740)	(5,693)	(5,802)
Debt extinguishment expense	—	(6,425)	—	—
Foreign currency exchange	—	(51)	(1)	118

Income before provision for income taxes	13,527	12,449	21,505	22,446
Provision for income tax	5,323	4,791	8,615	8,422

Net income	$8,204	$7,658	$12,890	$14,024

Earnings per share:
Basic	$0.27	$0.22	$0.36	$0.39

Diluted	$0.26	$0.21	$0.35	$0.38

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Revenues:
Leasing	$66,053	$70,362	$73,982	$74,241
Sales	6,654	7,538	8,691	8,761
Other	313	350	809	548

Total revenues	73,020	78,250	83,482	83,550

Costs and expenses:
Cost of sales	4,459	5,160	5,975	6,057
Leasing, selling and general expenses	36,838	40,335	44,693	45,128
Depreciation and amortization	4,891	5,113	5,581	5,564

Total costs and expenses	46,188	50,608	56,249	56,749

Income from operations	26,832	27,642	27,233	26,801
Other income (expense):
Interest income	8	29	34	30
Interest expense	(5,953)	(6,100)	(6,241)	(6,612)
Debt extinguishment expense	—	(11,224)	—	—
Foreign currency exchange	—	(1)	54	54

Income before provision for income taxes	20,887	10,346	21,080	20,273
Provision for income taxes	8,190	4,015	8,376	7,829

Net income	$12,697	$6,331	$12,704	$12,444

Earnings per share:
Basic	$0.36	$0.18	$0.35	$0.36

Diluted	$0.35	$0.17	$0.35	$0.36

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion takes into account our acquisition on April 28, 2006, of the Royal Wolf Companies. The operations acquired are included in our operating results for the twelve months ended December 31, 2007 and 2006. Only eight months of results of these acquired operations are included in the operating results for the twelve months ended December 31, 2006. As a result of this acquisition, we added two new locations in California, six locations in the United Kingdom and a branch in The Netherlands. We also consolidated operations at 10 locations in the United States where there was branch overlap as a result of the acquisition. The results of operations for 2007 also include the four acquisitions and one start up location that we completed in 2007.

Overview

General

We derive most of our revenues from the leasing of portable storage containers and portable offices. The average North America intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. In Europe, our customers historically had been on a month to month basis. Our European operations have been transitioning to our business leasing model, and as a result, 40% of our European leases at December 31, 2007 have intended lease terms at lease inception of approximately 7 months for portable storage units. In 2007, the company wide over-all lease term averaged 27 months for portable storage units and 22 months for portable offices. As a result of these long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.

In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Our sales revenues as a percentage of total revenues have represented 9.9% of revenues in 2007. Our European subsidiaries, which in 2007 derived approximately 31.6% of their revenues from container sales, have been transitioned to our leasing business model, but sales continue to be a large part of their revenues for the time being.

Mobile Mini has grown through both internally generated growth and acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.

From 2003 through 2005, we had not entered into as many new markets as we had in the earlier years or as we did in 2006 and 2007, resulting in less downward pressure on our operating margins. With the entry into eleven new markets in 2006, particularly the seven branches that operate in Europe, we added fixed costs to develop new branch infrastructure in 2006 and 2007. These additional costs include branch office and yard locations, marketing and advertising programs, delivery equipment, Enterprise Resource Planning system and staffing requirements. These expenses put some pressure on our operating margins in the fourth quarter of 2006, and more pressure in 2007. This infrastructure will enable the new branches to complete the transition to our leasing business model, which should lead to more revenue growth and then slowly start increasing operating margins as we start realizing the benefits from incremental lease revenues. We also have to staff our European headquarters that processes and tracks all of their leasing, sales and accounting transactions for consolidation with our North America operations.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 43% and 40% of our units on rent at December 31, 2007 and 2006, respectively, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non residential construction activity in the U.S, the growth rate in this sector began to moderate and the level of our construction related business began to slowdown in certain geographic areas, particularly in the southeast and southwest. We were able to offset a portion of these economic effects by continuing to gain market share for certain of our products, particularly our manufactured containers and portable offices, and by rapidly growing our base in Europe and certain geographic areas in the U.S. We believe that the uncertainty and caution that is apparent in the financial markets in the early part of 2008, particularly as market conditions affect the availability of credit to finance construction projects, could continue to exert downward pressure on the levels of non-residential construction activity. In late 2007 and early 2008, we notice a slowdown in the southeast and southwest regions. This could have a material effect upon our results of operations.

In managing our business, we focus on our growth in leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Mobile Mini’s goal is to maintain a high growth rate so that revenue growth will exceed inflationary growth in expenses.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. The non-recurring events reflected in the adjusted EBITDA are the effect in 2003 of our Florida litigation expense, which was concluded in 2003, and, in 2005, for losses incurred related to Hurricane Katrina and the proceeds received from a third party related to a settlement agreement in connection with the Florida litigation. In 2006, with the adoption of SFAS No. 123(R), when we calculated adjusted EBITDA, we also excluded share-based compensation expense in comparing adjusted EBITDA to other periods. Under APB Opinion No. 25, we did not recognize compensation expense in connection with stock option awards in years prior to 2006. Because EBITDA is a non- GAAP financial measure, as defined by the SEC, we include in this Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States. These reconciliations are included in Item 6, “Selected Financial Data”.

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 4.3% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

Our expansion program and other factors can affect our overall utilization rate. During the last five years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization level averaged 79.6% during 2007. Since 1996, we have increased our total lease fleet from 13,600 units to 160,100 units, representing a CAGR of 25.1%.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Revenues:
Leasing	87.7%	89.0%	91.0%	89.7%	89.4%
Sales	11.8	10.7	8.5	9.8	9.9
Other	0.5	0.3	0.5	0.5	0.7

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	7.8	6.7	5.2	6.3	6.8
Leasing, selling and general expenses	54.7	53.9	52.8	51.2	52.5
Florida litigation expense	5.8	—	—	—	—
Depreciation and amortization	6.8	6.8	6.2	6.1	6.6

Total costs and expenses	75.1	67.4	64.2	63.6	65.9

Income from operations	24.9	32.6	35.8	36.4	34.1
Other income (expense):
Interest income	—	—	—	0.2	—
Other income	—	—	1.6	—	—
Interest expense	(11.1)	(12.1)	(11.2)	(8.7)	(7.8)
Debt restructuring expense	(7.2)	—	—	(2.4)	(3.5)
Foreign currency exchange gain	—	—	—	—	—

Income before provision for income taxes	6.6	20.5	26.2	25.5	22.8
Provision for income taxes	2.6	8.2	9.8	9.9	8.9

Net income	4.0%	12.3%	16.4%	15.6%	13.9

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Total revenues in 2007 increased $44.9 million, or 16.4%, to $318.3 million from $273.4 million in 2006. Leasing of portable storage units and portable offices accounted for approximately 89.4% of total revenues during 2007. Leasing revenues in 2007 increased $39.5 million, or 16.1%, to $284.6 million from $245.1 million in 2006. This increase resulted from a 5.2% increase in the average rental yield per unit, a 10.4% increase in the average number of units on lease and 0.5% increase due to favorable exchange rates, in each case as compared to the same period in 2006. The increase in yield resulted from an increase in average rental rates over the prior year, an increase in revenue for ancillary rental services, such as delivery charges and continued change in the mix of units being added to our fleet. We have added more premium containers and portable wood offices to the lease fleet in recent periods for which we obtain higher rental rates than basic storage units. The portable offices we have added to our lease fleet in recent quarters have on average been larger units that command high rents. These higher lease rates were partially offset by lower rental rates on units added through acquisitions that continue on lease, including Europe, which on the average are smaller, were not refurbished and were primarily storage containers rather than portable offices. In 2007, our leasing revenue growth rate was 16.1% as compared to 30.0% in 2006. The leasing revenue growth rate during the four quarters of 2007 was 28.2%, 18.6%, 12.8% and 8.2%, respectively. The fourth quarter growth rate was negatively impacted by several factors, including the general slowdown in non-residential construction during the second half of 2007 and a planned significant reduction in our seasonal storage business compared to 2006 levels. We opened four new branches in 2007: two new locations in the United States and two in Canada. We also completed another acquisition in 2007 in which we consolidated the acquired business operations into our existing Pensacola, Florida operations. Our sales of portable storage and office units accounted for 9.9% in 2007 and 9.8% in 2006, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.7% of total revenues in 2007 and 0.5% in 2006. Our revenues from the sale of portable storage units increased $4.8 million, or 18.0%, to $31.6 million in 2007 from $26.8 million in 2006. This increase is primarily related to the higher level of sales activity at our newer locations both in the United States and especially in Europe which only had eight months reported in 2006. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years. We expect this trend to continue as our European branches scale down their sales activity and trend to our leasing business model.

Cost of sales are the costs related to our sales revenue only. Cost of sales as a percentage of sales revenue increased to 68.4% in 2007 from 64.1% in 2006. The decrease in the 2007 gross margin results in large part from the additional sales associated with our European operations where many of our units are sold at wholesale and sales margins tend to be lower than in the U.S.

Leasing, selling and general expenses increased $27.1 million, or 19.4%, to $167.0 million in 2007 from $139.9 million in 2006. Leasing, selling and general expenses, as a percentage of total revenues, were 52.5% and 51.2% in 2007 and 2006, respectively. In 2007, our margins were affected by the costs associated with developing infrastructure to support our United Kingdom operations, higher delivery and freight costs, employee stock-based compensation expense, higher fleet repair and maintenance expense, and expenses that vary in relation to revenue growth. We generally anticipate that a new branch will first achieve a positive operating margin after approximately 12 months of operations. In the United Kingdom, this ramp up was more pronounced than our historical experience, because the operating model of our predecessor featured outsourced storage yards and third-party delivery equipment. Consequently we needed to acquire properties from which to operate our branches, delivery equipment with which to operate our business, and sales employees to drive demand for our products. During 2007, delivery and freight costs, including fuel, increased by $4.4 million over 2006, as fuel prices increased and we used more third-party vendors for the transportation of our units, particularly our modular office units (increased costs were passed on to customers in the form of higher delivery and pick-up charges). Included in leasing, selling and general expense is approximately $4.0 million and $3.1 million in 2007 and 2006, respectively, of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for us on January 1, 2006. In addition, the other major increases in leasing, selling and general expenses for 2007 were: (1) repairs on our lease fleet, including costs related to our office units, increased by $5.0 million due to costs associated with repairing hurricane damaged units and a larger number of mobile offices maintaining our higher overall utilization and repairs and maintenance of delivery and other equipment increased by $1.3 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet and (2) payroll and related expenses increased by $10.0 million and included increased commissions paid on increased revenues as well as general wage increases.

EBITDA increased $13.1 million, or 11.2%, to $129.9 million in 2007 from $116.8 million in 2006.

Depreciation and amortization expenses increased $4.4 million, or 26.3%, to $21.1 million in 2007 from $16.7 million in 2006. The higher depreciation expense is primarily due to the growth in our lease fleet over the prior year to meet increased demand of our products and included the depreciation of units acquired through acquisitions in both 2006 and 2007. It also includes the depreciation expenses associated with the portable storage units added to the lease fleet during 2007 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. Also, in 2006 and 2007, depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet growth, and the customized enterprise resource planning system to enhance our reporting environment. This increase in our lease fleet enabled us to achieve our higher lease revenues. Since December 31, 2006, our lease fleet cost basis for depreciation increased by $118.5 million. See “Critical Accounting Policies and Estimates” within this Item 7.

Interest expense increased $1.2 million, or 5.2%, to $24.9 million in 2007 from $23.7 million in 2006. Our monthly weighted average debt outstanding during 2007, compared to 2006, increased 14.2% while our average borrowing rate declined slightly in 2007, compared to the prior year level. In 2007, we redeemed $97.5 million of our 9.5% Senior Notes and issued $150.0 million of 6.875% Senior Notes, that were issued at 99.548% of par. In 2006, we paid down $52.5 million of our higher interest rate 9.5% Senior Notes. During 2007, we invested $110.6 million in net additions to our lease fleet and $9.7 million in acquisitions. These additions were funded through cash flow from operations and additional borrowings. The monthly weighted average interest rate on our debt was 7.0% for 2007 compared to 7.6% for 2006, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 7.3% in 2007 and 7.9% in 2006. Our weighted average interest rate is lower, in part, because we redeemed our higher interest rate 9.5% Senior Notes in May 2007. See “Liquidity and Capital Resources” within this Item 7.

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

Provision for income taxes was based on an annual effective tax rate of 39.1% for 2007 as compared to an annual effective tax rate of 38.8% for 2006. Our 2007 consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. The 2006 tax provision includes a $0.3 million tax benefit due to the recognition of certain state net operating loss carryforwards that were previously scheduled to expire in 2006. At December 31, 2007, we had a federal net operating loss carryforward of approximately $78.2 million, which expires if unused from 2018 to 2027. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2007 was $44.2 million, as compared to $42.8 million in 2006. Our 2007 net income results were primarily achieved by our 16.4% increase in revenues and the operating leverage associated with this growth. These increases were partially offset by the $11.2 million, ($6.9 million after tax), charge for debt extinguishment expense related to the redemption of our outstanding 9.5% Senior Notes. Our 2006 net income was partially offset by the $6.4 million ($3.9 million after tax), tax debt extinquishment expenses related to the partial redemption of our 9.5% Senor Notes and includes a $0.3 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Total revenues in 2006 increased $66.2 million, or 32.0%, to $273.4 million from $207.2 million in 2005. Leasing of portable storage units and portable offices accounted for approximately 89.7% of total revenues during 2006. Leasing revenues in 2006 increased $56.5 million, or 30.0%, to $245.1 million from $188.6 million in 2005. This increase resulted from a 3.2% increase in the average rental yield per unit, a 26.7% increase in the average number of units on lease and 0.1% increase due to favorable exchange rates, in each case as compared to the same period in 2005. The increase in yield resulted from an increase in average rental rates over the prior year and an increase in revenue for ancillary rental services, such as delivery charges. An increase in the mix of premium units having higher rental rates which we added to our fleet was offset by lower rental rates on units added through acquisitions, especially in Europe, which on the average are smaller, were not refurbished and were primarily storage containers rather than portable offices. Excluding our European operations, our average rental yield per unit increased 5.5% in 2006 compared to 2005. In 2006, our lease revenue growth rate was 30.0% as compared to 25.8% in 2005. We opened eleven new branches through acquisitions in 2006: four in the United States, six in the United Kingdom and one in The Netherlands. We also completed another acquisition in 2006 in which we consolidated the acquired business operations into our existing Pensacola, Florida operations. Our sales of portable storage and office units accounted for 9.8% and 8.5% in 2006 and 2005, respectively, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.5% of total revenues in both 2006 and 2005. Our revenues from the sale of portable storage units increased $9.3 million, or 53.3%, to $26.8 million in 2006 from $17.5 million in 2005. This increase is primarily related to the higher level of sales activity at our newer locations both in the United States and especially in Europe. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years.

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

Interest expense increased $0.5 million, or 2.2%, to $23.7 million in 2006 from $23.2 million in 2005. Our monthly weighted average debt outstanding during 2006, compared to 2005, was virtually unchanged due to our equity offering. This slight increase in interest expense in 2006 resulted primarily from higher interest rates on our variable rate line of credit, which was offset by the interest savings resulting from the redemption of $52.5 million of our 9.5% Senior Notes in May 2006. During 2006, we invested $122.6 million in net additions to our lease fleet and $59.5 million in acquisitions. These additions were funded through cash flow from operations, use of a portion of the proceeds of an equity offering, and additional borrowings. The monthly weighted average interest rate on our debt was 7.6% for both 2006 and 2005, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 7.9% to both 2006 and 2005. Our weighted average interest rate is slightly higher in 2006 primarily due to higher LIBOR rates in effect during 2006, partially offset by lower spreads from LIBOR on our line of credit due to our improved leverage ratio. In addition, our weighted average interest rate is reduced as a larger percentage of our borrowing comes from our lower rate revolving line of credit. Interest costs include interest related to our Senior Notes that bear interest at 9.5% per annum, which was higher than the average borrowing rate under our revolving credit facility.

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

During the second quarter of 2007, we redeemed $97.5 million principal amount of our issued and outstanding 9.5% Senior Notes due 2013. On May 7, 2007, we completed the offering of our $150.0 million principal amount 6.875% Senior Notes due 2015, issued at 99.548% of par value, through a private placement to institutional investors. Subsequently, the private placement notes were exchanged for a like amount of Senior Notes with identical terms pursuant to an exchange offer registered under the Securities Act of 1933. We received net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions, from our issuance of the $150.0 million 6.875% Senior Notes. We used these proceeds to redeem the $97.5 million principal balance of our 9.5% Senior Notes, and paid accrued interest, transaction costs and the redemption premium (approximately $8.8 million) on the 9.5% Senior Notes. We used the remaining net proceeds of approximately $33.2 million to repay borrowings under our revolving line of credit.

On May 7, 2007, we amended our senior secured revolving line of credit to provide a $425.0 million revolving credit facility, which is scheduled to mature in May 2012. We may also, at our option and without lenders’ consent, increase available borrowings under the revolving credit facility by an additional $75.0 million during the term of the agreement.

During the past two years, our capital expenditures and acquisitions have been funded by our operating cash flow, an offering of shares of our common stock in March 2006, which provided us approximately $120.3 million of net proceeds, our May 2007 offering of Senior Notes, and borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. At December 31, 2007, we had unused borrowing availability of approximately $183.7 million under our revolving credit facility. Our net borrowings outstanding under our revolving credit facility increased by $34.2 million, from $203.7 million at December 31, 2006 to $237.9 million at December 31, 2007. The net additional borrowings, which were offset by the $33.2 million paydown of our revolving credit agreement in May 2007 utilizing a portion of the proceeds of the Senior Note issuance, were used, in conjunction with cash provided by operating activities, to fund the $126.7 million of additions to our lease fleet, purchase property, plant and equipment of $18.5 million, to fund the purchase price related to acquisitions in 2007 totaling $9.7 million and to repurchase $39.3 million of our common stock. As of February 22, 2008, borrowings outstanding under our revolving credit facility were approximately $234.9 million.

Operating Activities.  Our operations provided net cash flow of $91.3 million in 2007 as compared to $76.9 million in 2006 and $69.2 million in 2005. The $14.4 million increase in 2007 over 2006 in cash provided by operating activities, in addition to increased pre-tax income and the related deferral of the income taxes, included the increase of a non-cash charge of $1.0 million related to share-based compensation expense, and a $0.9 million increase in non-cash debt extinguishment expense relating to the redemption of our 9.5% Senior Notes. In 2007, cash provided by operating activities was negatively affected by the $8.9 million premium paid in connection with redeeming $97.5 million of our 9.5% Senior Notes. In 2006, cash provided by operating activities was negatively affected by the $5.0 million premium paid in connection with redeeming 35% of our 9.5% Senior Notes, while in 2005 cash provided by operating activities was positively influenced by the receipt of $3.2 million of other income. Additionally, in 2007, cash provided by operating activities was negatively impacted by increases in accounts receivable which was due to the general growth in our leasing activities by an increase in our sales activity related to our newly acquired European operations, and by an increase in deposits and prepaid expenses. In 2005, accounts payable increased by $8.6 million, while in 2006, accounts payable decreased $2.1 million primarily due to the timing of vendor payment requirements. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2007, we had a federal net operating loss carryforward of approximately $78.2 million and a net deferred tax liability of $123.5 million.

Investing Activities.  Net cash used in investing activities was $138.7 million in 2007, $192.8 million in 2006 and $113.3 million in 2005. In 2007, $9.7 million of cash was paid for acquisition of businesses, compared to $59.5 million in 2006 and $7.0 million in 2005. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $110.6 million in 2007, $122.6 million in 2006 and $100.0 million in 2005. Capital expenditures decreased almost 10% in 2007, with the decrease occurring primarily in the fourth quarter 2007 due to the economic slow down. Additions to the lease fleet included refurbishment of prior acquisition units and our steel and wood offices. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $18.4 million in 2007, $10.7 million in 2006 and $6.4 million in 2005. The $12.3 million net increase for property, plant and equipment, of which $7.3 million was spent in Europe, was primarily for new delivery equipment and forklifts at our newer branches and additional hardware and software in conjunction with our upgraded computer information systems. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Mobile Mini has no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information systems. Our maintenance capital expenditures were approximately $0.8 million in 2007, $0.8 million in 2006 and $1.9 million in 2005.

Financing Activities.  Net cash provided by financing activities was $48.4 million in 2007, $117.0 million in 2006 and $43.3 million in 2005. In 2006, we received approximately $120.3 million in net proceeds from the Equity Offering and we redeemed $52.5 million (or 35% of the aggregate outstanding principal balance) of our 9.5% Senior Notes. During 2006, in addition to our Equity Offering, we relied on cash provided by operations as well as our revolving credit facility to provide the additional capital needed to fund the growth of our lease fleet and to complete certain acquisitions. Additionally, we received $5.6 million, $5.2 million and $11.7 million from the exercises of employee stock options and the related tax benefits in 2007, 2006 and 2005, respectively. As of December 31, 2007, we had $237.9 million of borrowings outstanding under our revolving credit facility, and approximately $183.7 million of additional borrowings were available to us under the facility. As of February 22, 2008, our borrowings outstanding under our revolving credit facility were approximately $234.9 million.

Loans under our revolving credit facility bear interest at a rate based, at our option and subject to our leverage ratio, on either (1) the prime rate plus a spread ranging from -0.25% (negative) to 0.25%, or (2) LIBOR, plus a spread ranging from 1.25% to 2.00%. The interest rate spread from the LIBOR rate and prime rate is measured at the end of each quarter. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period (whichever is more frequent). In addition to paying interest on any outstanding principal amount, we pay an unused revolving credit facility fee to the senior lenders equal to a range of 0.25% to 0.375% per annum on the unused daily balance of the revolving credit commitment, payable monthly in arrears, based upon the actual number of days elapsed in a 360 day year. For each letter of credit we issue, we pay (i) a per annum fee equal to the margin over the LIBOR rate from time to time in effect, (ii) a fronting fee on the aggregate outstanding stated amounts of such letters of credit, plus (iii) customary administrative charges.

All of our obligations under the revolving credit facility are guaranteed jointly and severally by each of our subsidiaries. The revolving credit facility and the related guarantees are secured by substantially all of our assets and all assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock or other ownership interest owned by us and each guarantor and (ii) first-priority security interests in all of our tangible and intangible assets and the tangible and intangible assets of each guarantor (in each case, other than certain equipment assets subject to capitalized lease obligations). As of December 31, 2007, we had minor capital lease obligations relating to office equipment.

Our revolving credit agreement imposes some material covenants that restrict us in the conduct of our business, although certain covenants are inapplicable in whole or in part as long as we are not in default under the agreement and we maintain borrowing availability in excess of certain pre-determined levels. If our borrowing availability is below a specified level, the revolving credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio, fixed charge coverage ratio and our minimum required utilization rates. Our compliance with financial covenants is measured as of the last day of each fiscal quarter. Under the terms of the revolving credit facility agreement, we were in compliance with all the covenants at December 31, 2007.

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

At December 31, 2007, we had five interest rate swap agreements for a total of $125.0 million of debt. Two of these agreements (covering a total of $50 million of debt) expire during February 2008. We entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2007, $275.1 million of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $112.9 million of borrowings under our credit facility are variable rate. Accounting for these swap agreements is covered by Statement of Financial Accounting Standard (SFAS) No. 133.

We believe we have sufficient borrowings available under the $425.0 million revolving credit facility to provide for our normal capital needs for the next 12 to 36 months, with the duration dependent in large part upon the balance between the internal growth rates achieved during 2007 and subsequent periods and the expenses of entering into additional markets during the period, which will be the main determinant of how quickly we use our additional borrowing capacity under the revolving credit facility.

With the closing of the definitive merger agreement announced in February 2008, we will have secured a $1.0 billion asset-based revolving credit facility to allow for increased borrowing capability after paying merger costs and repayment of indebtedness.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our secured revolving credit facility and $97.5 million of Senior Notes, together with other unsecured notes payable obligations and small obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms on our major leased properties ranging from 1 to 11 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) other equipment, primarily office machines.

At December 31, 2007, in connection with the issuance of our insurance policies, we provided certain insurance carriers with approximately $3.4 million in letters of credit and an agreement under which we are contingently responsible for $2.9 million in order to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently have small commitments recorded as capital leases relating to some office equipment.

The table below provides a summary of our contractual commitments as of December 31, 2007. The operating lease amounts include certain real estate leases that expire in 2008, but have lease renewal options that we currently anticipate to exercise in 2008 at the end of the initial lease period.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Revolving credit facility	$237,857	$—	$—	$237,857	$—
Scheduled interest payment obligations under our revolving credit facility(1)	64,299	14,788	29,577	19,934	—
Senior Notes	150,000	—	—	—	150,000
Scheduled interest payment obligations under our Senior Notes(2)	77,344	10,313	20,625	20,625	25,781
Other long-term debt	743	743	—	—	—
Scheduled interest payment obligations under our long-term debt(2)	14	14	—	—	—
Obligations under capital leases	10	8	2	—	—
Scheduled interest payment obligations under capital leases(3)	1	1	—	—	—
Operating leases	48,904	10,325	16,707	9,442	12,430

Total contractual obligations	$579,172	$36,192	$66,911	$287,858	$188,211

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 6.2% at December 31, 2007. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rates swap agreements.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under two capital leases were calculated using imputed rates of 6.5% and 13.6%.

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

Share-Based Compensation.  Prior to fiscal 2007, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $4.7 million of total unrecognized compensation costs related to stock options at December 31, 2007 that are expected to be recognized over a weighted-average period of 1.9 years and $11.5 million of total unrecognized compensation costs related to nonvested share awards at December 31, 2007 that are expected to be recognized over a weighted-average period of 4.0 years. See Note 9 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

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

	Years Ended December 31,
	2006	2007
	(In thousands except per share data)

As reported:
Net income	$42,776	$44,176
Diluted earnings per share	$1.21	$1.22
As adjusted for hypothetical change in reserve estimates:
Net income	$42,083	$43,893
Diluted earnings per share	$1.19	$1.21

If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Goodwill  We assess the impairment of goodwill and other identifiable intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to historical, expected or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	our market capitalization relative to net book value; and

•	significant negative industry or general economic trends.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units with the addition of our European operations. We perform an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. We performed the required impairment tests for goodwill as of December 31, 2007 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. We will continue to perform this test in the future as required by SFAS No. 142.

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

		Useful
	Residual	Life in
	Value	Years	2006	2007
	(In thousands except per share data)

As Reported:	62.5%	25
Net income			$42,776	$44,176
Diluted earnings per share			$1.21	$1.22
As adjusted for change in estimates:	70%	20
Net income			$42,776	$44,176
Diluted earnings per share			$1.21	$1.22
As adjusted for change in estimates:	50%	20
Net income			$39,595	$41,380
Diluted earnings per share			$1.12	$1.14
As adjusted for change in estimates:	40%	40
Net income			$42,776	$44,176
Diluted earnings per share			$1.21	$1.22
As adjusted for change in estimates:	30%	25
Net income			$38,641	$40,541
Diluted earnings per share			$1.09	$1.12
As adjusted for change in estimates:	25%	25
Net income			$38,004	$39,982
Diluted earnings per share			$1.07	$1.10

Insurance Reserves.  Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $250,000 and general liability $100,000. We provide for the estimated expense relating to the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

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

At December 31, 2007, we have a $1.1 million valuation allowance and have $36.7 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations and/or through available tax planning strategies to recover these assets. However, given that these loss carryforwards that give rise to the deferred tax asset expire over 10 years beginning in 2018, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2007, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation as of January 1, 2007. Adoption of FIN 48 did not have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-due fair value with limited exceptions. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 141R on our results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries, therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement.  We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2007, we had five interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $125.0 million of debt. In 2007, in accordance with SFAS No. 133, comprehensive income included a charge of $1.3 million, net of income tax benefit of $0.8 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

							Total at	Total Fair Value
	At December 31,						December 31,	at December 31,
	2008	2009	2010	2011	2012	Thereafter	2007	2007
	(In thousands, except percentages)

Debt:
Fixed rate	$751	$1	$1	—	$—	$150,000	$150,753	$137,251
Average interest rate							6.87%
Floating rate(1)	$—	$—	$—	$—	$237,857	$—	$237,857	$237,857
Average interest rate							6.22%
Operating leases:	$10,325	$9,407	$7,300	$5,601	$3,841	$12,430	$48,904

(1)	Included in our floating rate line of credit facility are $125.0 million of fixed-rate swap agreements with a weighted average interest rate of 5.41% that mature between 2008 and 2010.

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

Under the supervision and with the participation of management, with the exception as noted above, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

/s/  Steven G. Bunger
Steven G. Bunger
Chief Executive Officer
Mobile Mini, Inc.

/s/  Lawrence Trachtenberg
Lawrence Trachtenberg
Executive Vice President and
Chief Financial Officer
Mobile Mini, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Mobile Mini, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Mobile Mini, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 28, 2008

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2006	2007

ASSETS
Cash	$1,370	$3,703
Receivables, net of allowance for doubtful accounts of $5,008 and $3,933, respectively	34,953	37,221
Inventories	27,863	29,431
Lease fleet, net	697,439	802,923
Property, plant and equipment, net	43,072	55,363
Deposits and prepaid expenses	9,553	11,334
Other assets and intangibles, net	9,324	9,086
Goodwill	76,456	79,790

Total assets	$900,030	$1,028,851

Liabilities:
Accounts payable	$18,928	$20,560
Accrued liabilities	39,546	38,941
Line of credit	203,729	237,857
Notes payable	781	743
Obligations under capital leases	35	10
Senior notes, net of discount of $0 and $621 at December 31, 2006 and December 31, 2007, respectively	97,500	149,379
Deferred income taxes	97,507	123,471

Total liabilities	458,026	570,961

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value, 95,000 shares authorized, 35,898 and 34,573 issued and outstanding at December 31, 2006 and December 31, 2007, respectively	359	367
Additional paid-in capital	268,456	278,593
Retained earnings	169,718	213,894
Accumulated other comprehensive income	3,471	4,336
Treasury stock, at cost, 2,175 shares	—	(39,300)

Total stockholders’ equity	442,004	457,890

Total liabilities and stockholders’ equity	$900,030	$1,028,851

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands except per share data)

Revenues:
Leasing	$188,578	$245,105	$284,638
Sales	17,499	26,824	31,644
Other	1,093	1,434	2,020

Total revenues	207,170	273,363	318,302

Costs and expenses:
Cost of sales	10,845	17,186	21,651
Leasing, selling and general expenses	109,257	139,906	166,994
Depreciation and amortization	12,854	16,741	21,149

Total costs and expenses	132,956	173,833	209,794

Income from operations	74,214	99,530	108,508
Other income (expense):
Interest income	11	437	101
Other income	3,160	—	—
Interest expense	(23,177)	(23,681)	(24,906)
Debt extinguishment expense	—	(6,425)	(11,224)
Foreign currency exchange gains	—	66	107

Income before provision for income taxes	54,208	69,927	72,586
Provision for income taxes	20,220	27,151	28,410

Net income	$33,988	$42,776	$44,176

Earnings per share:
Basic	$1.14	$1.25	$1.24

Diluted	$1.10	$1.21	$1.22

Weighted average number of common and common share equivalents outstanding:
Basic	29,867	34,243	35,489

Diluted	30,875	35,425	36,296

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2006 and 2007

						Accumulated
	Shares of		Additional	Deferred		Other
	Common	Common	Paid-In	Stock-Based	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balance, December 31, 2004	29,366	$294	$122,787	$—	$92,954	$334	$—	$216,369
Net income	—	—	—	—	33,988	—	—	33,988
Market value change in derivatives, (net of income tax expense of $434)	—	—	—	—	—	679	—	679
Foreign currency translation, (net of income tax expense of $75)	—	—	—	—	—	117	—	117

Comprehensive income							—	34,784
Exercise of stock options, (including income tax benefit of $5,061)	1,155	11	16,792	—	—	—	—	16,803
Restricted stock grants	97	1	2,276	(2,277)	—	—	—	—
Amortization of restricted stock	—	—	—	19	—	—	—	19

Balance, December 31, 2005	30,618	306	141,855	(2,258)	126,942	1,130	—	267,975
Net income	—	—	—	—	42,776	—	—	42,776
Market value change in derivatives, (net of income tax benefit of $86)	—	—	—	—	—	(123)	—	(123)
Foreign currency translation, (net of income tax expense of $6)	—	—	—	—	—	2,464	—	2,464

Comprehensive income							—	45,117
Issuance of common stock	4,600	46	120,322	—	—	—	—	120,368
Exercise of stock options	499	5	5,113	—	—	—	—	5,118
Tax benefit shortfall on stock option exercises	—	—	(5)	—	—	—	—	(5)
Reclassification due to the adoption of SFAS No. 123(R)	—	—	(2,258)	2,258	—	—	—	—
Restricted stock grants	181	2	(2)	—			—
Share-based compensation	—	—	3,431	—	—	—	—	3,431

Balance, December 31, 2006	35,898	359	268,456	—	169,718	3,471	—	442,004
Net income	—	—	—	—	44,176	—	—	44,176
Market value change in derivatives, (net of income tax benefit of $816)	—	—	—	—	—	(1,293)	—	(1,293)
Foreign currency translation, (net of income tax expense of $724)	—	—	—	—	—	2,158	—	2,158

Comprehensive income	—	—	—	—	—	—	—	45,041
Exercise of stock options	519	5	5,602	—	—	—	—	5,607
Tax benefit shortfall on stock option exercises	—	—	(46)	—	—	—	—	(46)
Purchase of treasury stock, at cost	(2,175)	—	—	—	—	—	(39,300)	(39,300)
Restricted stock grants	331	3	(3)	—	—	—	—	—
Share-based compensation	—	—	4,584	—	—	—	—	4,584

Balance, December 31, 2007	34,573	$367	$278,593	$—	$213,894	$4,336	$(39,300)	$457,890

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands)

Cash Flows From Operating Activities:
Net income	$33,988	$42,776	$44,176
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	1,438	2,298
Provision for doubtful accounts	3,036	4,538	1,869
Provision for loss from natural disasters	1,710	—	—
Amortization of deferred financing costs	829	840	985
Share-based compensation expense	19	3,066	4,028
Depreciation and amortization	12,854	16,741	21,149
Gain on sale of lease fleet units	(3,529)	(4,922)	(5,560)
Loss on disposal of property, plant and equipment	704	454	203
Deferred income taxes	20,097	26,407	27,356
Foreign currency exchange gains	—	(66)	(107)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(8,407)	(11,118)	(3,988)
Inventories	(4,823)	628	(610)
Deposits and prepaid expenses	(480)	(1,446)	(1,754)
Other assets and intangibles	(19)	(4)	318
Accounts payable	8,581	(2,088)	2,691
Accrued liabilities	4,689	(360)	(1,755)

Net cash provided by operating activities	69,249	76,884	91,299

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(7,021)	(59,475)	(9,734)
Additions to lease fleet, excluding acquisitions	(109,540)	(135,883)	(126,733)
Proceeds from sale of lease fleet units	9,505	13,327	16,181
Additions to property, plant and equipment	(6,433)	(10,882)	(18,522)
Proceeds from sale of property, plant and equipment	57	150	126
Change in other assets	157	—	—

Net cash used in investing activities	(113,275)	(192,763)	(138,682)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	32,026	45,539	34,128
Redemption of 9.5% Senior Notes	—	(52,500)	(97,500)
Proceeds from issuance of 6.785% Senior Notes	—	—	149,322
Deferred financing costs	—	(1,664)	(3,768)
Proceeds from issuance of notes payable	934	1,230	1,216
Principal payments on notes payable	(1,420)	(1,108)	(1,254)
Principal payments on capital lease obligations	—	(17)	(24)
Issuance of common stock, net	11,742	125,486	5,607
Purchase of treasury stock, at cost	—	—	(39,300)

Net cash provided by financing activities	43,282	116,966	48,427

Effect of exchange rate changes on cash	192	76	1,289

Net increase (decrease) in cash	(552)	1,163	2,333
Cash at beginning of year	759	207	1,370

Cash at end of year	$207	$1,370	$3,703

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$21,727	$24,770	$27,896

Cash paid during the year for income and franchise taxes	$495	$733	$797

Interest rate swap changes in value (credited) charged to equity	$(679)	$123	$1,293

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini”, “Company”, “we”, “us”, or “our”, means Mobile Mini, Inc. At December 31, 2007, we have a fleet of portable storage and office units, and operate throughout the United States, in Canada, the United Kingdom and The Netherlands. Our portable storage products offer secure, temporary storage with immediate access. We have a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. Customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

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

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2006 and 2007, prepaid advertising costs were approximately $3.2 million and $3.8 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Our direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact enterprise resource planning system. Advertising expense was $7.6 million, $8.6 million and $10.1 million in 2005, 2006 and 2007, respectively.

Cash

Our revolving credit agreement includes restrictions on excess cash. There was no restricted cash at December 31, 2006 and 2007.

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

Inventories at December 31, consist of the following:

	2006	2007
	(In thousands)

Raw materials and supplies	$18,420	$21,801
Work-in-process	3,031	2,819
Finished portable storage units	6,412	4,811

	$27,863	$29,431

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Our depreciation expense related to property, plant and equipment for 2005, 2006 and 2007 was $3.2 million, $4.2 million and $5.6 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006 and 2007, we wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or were no longer required or used in our leasing operations.

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life in
	Years	2006	2007
	(In thousands)

Land		$772	$772
Vehicles and machinery	5 to 20	45,734	60,490
Buildings and improvements(1)	30	10,645	11,514
Office fixtures and equipment	5	9,552	11,579

		66,703	84,355
Less accumulated depreciation		(23,631)	(28,992)

		$43,072	$55,363

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $11.9 million at December 31, 2006 and $12.5 million at December 31, 2007, excluding accumulated amortization of $3.4 million at both December 31, 2006 and 2007. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized either on a straight-line basis, typically over a five-year period, or on an accelerated basis for intrinsic values assigned to customer lists and trade names. At December 31, 2006, other assets and intangibles also included $0.9 million for the fair value of our interest rate swap agreements.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2006	2007
	(In thousands except earnings per share)

BASIC:
Common shares outstanding, beginning of year	29,366	30,521	35,640
Effect of weighting shares:
Weighted common shares issued	501	3,722	302
Weighted common shares purchased	—	—	(453)

Weighted average number of common shares outstanding	29,867	34,243	35,489

Net income	$33,988	$42,776	$44,176

Earnings per share	$1.14	$1.25	$1.24

DILUTED:
Common shares outstanding, beginning of year	29,366	30,521	35,640
Effect of weighting shares:
Weighted common shares issued	501	3,722	302
Weighted common shares purchased	—	—	(453)
Employee stock options and nonvested share-awards assumed converted	1,008	1,182	807

Weighted average number of common and common share equivalents outstanding	30,875	35,425	36,296

Net income	$33,988	$42,776	$44,176

Earnings per share	$1.10	$1.21	$1.22

Employee stock options to purchase 0.5 million, 0.6 million and 0.6 million shares were issued or outstanding during 2005, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share. Basic weighted average number of common shares outstanding in 2006 and 2007 does not include 0.3 million and 0.5 million nonvested share-awards, respectively, as the stock is not vested. During 2006 and 2007, an immaterial amount of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We have not recognized any impairment losses during the three year period ended December 31, 2007.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. In 2006, we entered into a share purchase agreement to acquire three companies of the Royal Wolf Group. All other acquisitions of businesses have been transacted as asset purchases which results in our goodwill relating to business acquisitions executed under asset purchase agreements being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes.

We evaluate goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate in one reportable segment, which is comprised of three reporting units with the addition of our European operations. We perform an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. We performed the first step of the required impairment tests for goodwill as of December 31, 2007 and determined that goodwill is not impaired. At December 31, 2007, $66.2 million of our goodwill relates to the United States reporting unit, $12.6 million relates to the United Kingdom reporting unit, and $1.0 million relates to The Netherlands reporting unit. Fair value has been determined for each reporting unit in order to determine the recoverability of the recorded goodwill. At December 31, 2007, we used a discounted cash flows approach to determine the fair value of our United Kingdom and The Netherlands reporting units. In the United States, we used an allocation of market capitalization to measure potential impairment. The fair value determined for the United Kingdom and The Netherlands as well as the allocated market capitalization to the U.S. exceeded the net carrying value of the reporting units, therefore, the second step for potential impairment was unnecessary.

The following table shows the activity and balances related to goodwill from January 1, 2006 to December 31, 2007 (in thousands):

Goodwill at January 1, 2006	$56,311
Acquisitions	19,231
Divestitures	—
Adjustments(1)	914

Goodwill at December 31, 2006	76,456
Acquisitions	4,946
Divestitures	—
Adjustments(2)	(1,612)

Goodwill at December 31, 2007	$79,790

(1)	Primarily relates to foreign currency translation adjustments on the Royal Wolf acquisition from the date of the acquisition to the end of December 31, 2006.

(2)	Includes $1.9 million tax related adjustments associated with the acquisition of Royal Wolf in 2006, partially offset by foreign currency translation adjustments.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

We determine the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts we could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of our borrowings under our credit facility and notes payable approximate fair value. The fair values of our notes payable and credit facility are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2006 and 2007, approximated the book values. The fair value of our Senior Notes at December 31, 2006 ($97.5 million) and 2007 ($149.4 million), was approximately $104.1 million and $136.5 million, respectively. The determination for fair value is based on the latest sales price at the end of each fiscal year obtained from a third-party institution.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $4.2 million and $4.8 million, net of accumulated amortization of $2.3 million and $1.8 million, at December 31, 2006 and 2007, respectively. Costs to obtaining long-term financing, including our amended credit facility, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.

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

We had interest rate swap agreements totaling $50.0 million at December 31, 2006 and $125.0 million at December 31, 2007. The fixed interest rate on our five swap agreements at December 31, 2007 range from 3.66% to 4.63%, averaging 4.16% plus the spread. Two swap agreements mature in 2008 and three swap agreements mature in 2010.

Derivative transactions resulted in a charge to comprehensive income at December 31, 2006, of $0.1 million, net of income tax benefit of $0.1 million. At December 31, 2007, derivative transactions resulted in a charge to comprehensive income of $1.3 million, net of income tax benefit of $0.8 million. Our outstanding interest rate swaps at December 31, 2006 had a fair-value totaling approximately $0.9 million, and were included in other assets in our consolidated balance sheet. Our outstanding interest rate swaps at December 31, 2007 had a fair-value totaling approximately $1.3 million and are included in other liabilities in our consolidated balance sheet.

Share-Based Compensation

At December 31, 2007, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period. Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB Opinion No. 25). Under APB Opinion No. 25, we did not recognize compensation cost in connection with stock options granted at market price, and we disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions to be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Other than nonvested share-awards, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.

SFAS No. 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not been realized related to stock-based compensation deductions. We adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, our net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2006 and 2007, there were $3.6 million and $3.4 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once our net operating loss carryforward is utilized, these excess tax benefits, totaling $7.0 million, may be recognized in additional paid-in capital.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation as of January 1, 2007. Adoption of FIN 48 did not have a material effect in our results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-due fair value with limited exceptions. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 141R on our results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries, therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial conditions.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Lease Fleet:

Our lease fleet primarily consists of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date we put the unit in service, and are depreciated down to their estimated residual values. Our depreciation policy on our steel units uses an estimated useful life of 25 years with an estimated residual value of 62.5%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience. Our depreciation expense related to lease fleet for 2005, 2006 and 2007 was $9.5 million, $12.0 million and $14.5 million, respectively. At December 31, 2006 and 2007, all of our lease fleet units were pledged as collateral under the credit facility (see Note 3). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

Lease fleet at December 31, consists of the following:

	2006	2007
	(In thousands)

Steel storage containers	$423,766	$459,665
Offices	320,160	402,640
Van trailers	2,702	2,330
Other, primarily chassis	479	956

	747,107	865,591
Accumulated depreciation	(49,668)	(62,668)

	$697,439	$802,923

(3)	Line of Credit:

On May 7, 2007, we amended our revolving credit facility by increasing the facility by $75.0 million to $425.0 million and executed a First Amendment to Second Amended and Restated Loan and Security Agreement with our lenders. Borrowings of up to $425.0 million are available under this revolving facility, based on the value of our lease fleet, property, plant, equipment, and levels of inventories and receivables. Under the amended revolving credit facility we may further increase the maximum borrowing limit to $500.0 million without our lenders’ consent, as long as we are in compliance with the terms of the agreement. The Agreement provides up to $100.0 million may be borrowed in Euros as well as Pounds Sterling. Borrowings under the facility are, at our option, at either a spread from the prime rate or LIBOR rates, as defined. The credit facility is scheduled to expire in May 2012.

Our revolving credit facility has covenants that can restrict the conduct of our business if we go into default under the agreement or if we do not maintain borrowing availability in excess of certain pre-determined levels (generally between $42.0 million and $75.0 million). If our borrowing availability is below a specified level, the revolving credit facility triggers covenants restricting (or in some cases, further restricting) our ability to, among other things: (i) declare cash dividends, or redeem or repurchase our capital stock in excess of $10.0 million; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans and investments; (v) incur additional indebtedness; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter the business we conduct. We also must comply with specified financial covenants and affirmative covenants. Should we fall below

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified borrowing availability levels, then these financial covenants would set maximum permitted values for our leverage ratio (as defined), fixed charge coverage ratio and our minimum required utilization rates. At December 31, 2006 and December 31, 2007, we were in compliance with those covenants.

Borrowings under this revolving credit facility are secured by a lien on substantially all of our present and future assets. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much we may borrow under this facility. The interest rate spread from LIBOR and the prime rate can change under the facility, based on a quarterly calculation of our ratio of funded debt to earnings before interest expense, taxes, depreciation and amortization and certain excluded expenses during the prior 12 month. At December 31, 2007, the prime rate was 7.25% and our weighted average LIBOR rate, including the effect of our interest rate swap agreements, was 6.22% on our outstanding balance of $237.9 million. We had approximately $183.7 million of availability at December 31, 2007, under our funded debt to EBITDA covenant.

Our revolving credit facility had outstanding balances of $203.7 million and $237.9 million at December 31, 2006 and 2007, respectively. In 2007, we used proceeds from the issuance of our $150.0 million 6.875% Senior Notes to redeem $97.5 million aggregate principal amount outstanding to our 9.5% Senior Notes plus the redemption premium and accrued and unpaid interest. During 2006, we used proceeds from a common stock offering, in part to redeem 35%, or $52.5 million, of the $150.0 million aggregate principal amount outstanding of our 9.5% Senior Notes plus the redemption premium and accrued and unpaid interest thereon.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 6.5% in 2006 and 6.3% in 2007. The average balance outstanding during 2006 and 2007 was approximately $184.2 million and $210.5 million, respectively.

We have interest rate swap agreements under which we effectively fixed the interest rate payable on $125.0 million of borrowings under our credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 and the aggregate change in the fair value of the interest rate swap agreements resulted in a charge to comprehensive income for the year ended December 31, 2007 of $1.3 million, net of applicable income tax benefit of $0.8 million.

(4)	Notes Payable:

Notes payable at December 31, consist of the following:

	2006	2007
	(In thousands)

Notes payable to financial institution, interest at 5.94%, payable in fixed monthly installments, maturing June and July 2008, unsecured	$—	$743
Notes payable to financial institution, interest at 8.25% and 6.3%, payable in fixed monthly installments, matured June and July 2007, unsecured	781	—

	$781	$743

All payments of notes payable are scheduled to mature in 2008.

(5)	Obligations Under Capital Leases

We have two capital lease obligations for office related equipment which had outstanding balances at December 31, 2007 of $10,000, which have terms ending in 2010.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Equity and Debt Issuances:

In May 2007, we received net proceeds of approximately $146.3 million, after underwriters’ discounts and commissions, from our issuance of $150.0 million of 6.875% Senior Notes. The Senior Notes were issued at a discount of $0.7 million which is reflected as a reduction of the balance of Senior Notes on our consolidated balance sheet at December 31, 2007. We also incurred costs of approximately $3.6 million which are included, net of amortization of $0.4 million, in other assets on our consolidated balance sheet at December 31, 2007. Included in the $3.6 million figure is approximately $3.0 million relating to underwriters’ discounts and commissions. We used these proceeds to redeem the aggregate principal amount outstanding of our 9.5% Senior Notes, ($97.5 million), plus we paid accrued interest, transaction costs and the redemption premium on the 9.5% Notes. The additional net proceeds to us of approximately $33.2 million were used to repay borrowings under our revolving line of credit.

In March 2006, pursuant to a public offering, we issued 4.6 million shares of our common stock at approximately $26.22 per share, after underwriting discounts and commissions, but before other expenses. We received net offering proceeds of approximately $120.3 million which we used to redeem 35% of the $150 million aggregate principle amount outstanding of our 9.5% Senior Notes and to pay down our revolving line of credit.

The scheduled maturity for debt obligations under our revolving line of credit, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2007 (in thousands) are as follows:

2008	$751
2009	1
2010	1
2011	—
2012	237,857
Thereafter	150,000

$388,610

(7)	Income Taxes

Income (loss) before taxes for the years ended December 31, consisted of the following:

	2005	2006	2007
	(In thousands)

U.S.	$53,992	$69,260	$75,355
Other Nations	216	667	(2,769)

	$54,208	$69,927	$72,586

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

	2005	2006	2007
	(In thousands)

Current:
U.S. Federal	$106	$250	$—
State	17	238	413
Other Nations	—	—	—

	123	488	413

Deferred:
U.S. Federal	17,834	22,961	24,845
State	2,179	3,407	3,978
Other Nations	84	295	(826)

	20,097	26,663	27,997

	$20,220	$27,151	$28,410

The components of the net deferred tax liability at December 31, are approximately as follows:

	2006	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$17,399	$24,761
Deferred revenue and expenses	5,155	5,845
Accrued compensation and other benefits	2,200	2,423
Allowance for doubtful accounts	1,856	1,392
Other	1,808	2,312

Total deferred tax assets	28,418	36,733
Valuation allowance	(2,326)	(1,126)

Net deferred tax assets	26,092	35,607

Deferred tax liabilities:
Accelerated tax depreciation	(113,929)	(147,042)
Accelerated tax amortization	(8,365)	(11,277)
Other	(1,305)	(759)

Total deferred tax liabilities	(123,599)	(159,078)

Net deferred tax liabilities	$(97,507)	$(123,471)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $0.1 million and $0.1 million as of December 31, 2006 and 2007, respectively. A net deferred tax asset of $1.3 million and a net deferred tax liability of approximately $0.2 million related to our United Kingdom and The Netherlands operations, respectively, have been combined with the net deferred tax liabilities of our United States operations in our consolidated balance sheet at December 31, 2007.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2005	2006	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Nondeductible expenses	—	0.4	0.6
Change in valuation allowance	(1.2)	(0.1)	—

	37.3%	38.8%	39.1%

At December 31, 2007, we had a federal net operating loss carryforward of approximately $78.2 million which expires if unused from 2018 to 2027. At December 31, 2007, we had net operating loss carryforwards in the various states in which we operate totaling $47.9 million. These state net operating losses expire if unused from 2008 to 2027. At December 31, 2006 and 2007, our deferred tax assets do not include $3.6 million and $7.0 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforward. Additional paid in capital will be increased by $7.0 million if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. As a result, in prior years we recorded a valuation allowance relating to state loss carryforwards expected to expire. We subsequently recorded a reduction in the valuation allowance of $0.7 million in 2005 and $0.3 million in 2006 based upon changes in expected taxable income that caused the assessment of recoverability to improve. Additionally, in 2006, management recorded a valuation allowance in the amount of $2.3 million on some of the tax attribute carryforwards acquired as a part of the Royal Wolf acquisition. This allowance relates to a portion of the acquired loss carryforwards that may not be eligible for use depending on certain historic and future events. Should such allowance become recoverable, it would be recorded as a reduction to goodwill relating to the acquisition. In 2007, we determined that an additional $1.2 million of the Royal Wolf loss carryforwards would be available to offset future taxable income. Accordingly, the valuation allowance was reduced from $2.3 million to $1.1 million as an offset to previously recorded goodwill. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

On January 1, 2007, we adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We file U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. We have identified our U.S. Federal tax return as our “major” tax jurisdiction. For the U.S. Federal return, years 2003 through 2006 are subject to tax examination by the U.S. Internal Revenue Service. We do not currently have any ongoing tax examinations with the IRS. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we do not record a cumulative effect adjustment related to the adoption of FIN 48. We did not anticipate that the total amount of unrecognized tax related to any particular tax benefit position will change significantly within the next 12 months.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in our consolidated statements of income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We paid income taxes of approximately $0.5 million, $0.7 million and $0.8 million in 2005, 2006 and 2007, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(8)	Transactions with Related Persons:

When we were a private company prior to 1994, we leased some of our properties from entities controlled by our founder, Richard E. Bunger, and his family members. These related party leases remain in effect. We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is our President and Chief Executive Officer and has served as our Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $91,000, $91,000 and $94,000 in 2005, 2006 and 2007, respectively. The term of each of these leases expires on December 31, 2008. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2005, 2006 and 2007 under this lease were approximately $267,000, $277,000 and $282,000 respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties. These related persons lease agreements have been reviewed by the independent directors who comprise a majority of the members of our Board of Directors.

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

The adoption of SFAS No. 123(R) and nonvested share expense reduced income before income tax expense for the period ended December 31, 2007, by approximately $4.0 million and reduced net income by approximately $2.5 million. As a result, basic and diluted earnings per share for December 31, 2007 were reduced by approximately $0.08 and $0.07, respectively. In 2006, we capitalized approximately $0.4 million of compensation costs related to stock options and nonvested share-awards to the lease fleet.

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

In 2005, we began awarding nonvested shares under the existing share-based compensation plans. The majority of our nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2007, we granted to certain of our executive officers 71,899 nonvested share-

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards with vesting subject to a performance condition. Vesting for these share-awards is dependent upon the officers fulfilling the service period requirements, as well as our meeting certain EBITDA targets in each of the next four years. At the date of grant, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 20, 2008, at which point, the value of each nonvested share-award was $15.85. We are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets are assessed as probable of being met. Share-based compensation expense related to nonvested share-awards outstanding during the period ended December 31, 2007, was approximately $1.8 million. As of December 31, 2007, the total amount of unrecognized compensation cost related to nonvested share-awards was approximately $11.5 million, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of December 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $4.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows as a change in deferred income tax in the condensed consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of December 31, 2007, we had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that we currently have net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the activities under our stock option plans for the years ended December 31 (number of shares in thousands):

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,732	$11.38	2,964	$14.00	2,609	$15.86
Granted	524	23.97	215	29.99	9	30.47
Canceled/Expired	(137)	(13.01)	(71)	(20.02)	(71)	(21.67)
Exercised	(1,155)	(10.17)	(499)	(10.26)	(519)	(10.80)

Options outstanding, end of year	2,964	$14.00	2,609	$15.87	2,028	$17.02

Options exercisable, end of year	1,457	$12.33	1,425	$13.95	1,344	$15.63

Options and awards available for grant, end of year	361		1,234		958

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2005	—	$—
Awarded	97	23.56
Released	—	—
Forfeited	—	—

Nonvested at December 31, 2005	97	$23.56
Awarded	182	29.59
Released	(19)	23.56
Forfeited	(1)	27.70

Nonvested at December 31, 2006	259	$27.61
Awarded	339	19.47
Released	(58)	27.26
Forfeited	(8)	27.67

Nonvested at December 31, 2007	532	$22.46

The total fair value of share-awards vested in 2007 was $1.6 million. The total fair value of share-awards vested in 2006 was $0.5 million.

Options outstanding and exercisable by price range as of December 31, 2007 are as follows, (number of shares in thousands):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 5.06 - $ 9.53	159	3.95	$7.63	159	$7.63
9.93 - 9.93	250	5.88	9.93	150	9.93
10.44 - 13.75	64	3.34	11.37	64	11.37
14.11	426	6.82	14.11	188	14.11
15.77	30	3.58	15.77	30	15.77
16.46	533	3.95	16.46	533	16.46
16.82 - 20.55	50	7.55	20.28	47	20.44
24.65	308	7.81	24.65	92	24.65
27.56 - 31.10	162	8.80	28.92	63	29.37
33.98	46	8.34	33.98	18	33.98

	2,028			1,344

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity, as of December 31, 2007, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	2,028	$17.02	5.93	$7.430
Vested and expected to vest	1,783	$16.41	5.70	$6.957
Exercisable	1,344	$15.63	5.20	$5.515

The aggregate intrinsic value of options exercised during the period ended December 31, 2005, 2006 and 2007 was $12.4 million, $9.7 million and $10.0 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	December 31,
	2005	2006	2007

Risk-free interest rate	4.40%	4.79%	4.59%
Expected holding period (years)	5.2	3.2	3.0
Expected stock volatility	34.5%	35.3%	33.2%
Expected dividend rate	0.0%	0.0%	0.0%

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

The weighted average fair value of stock options granted was $9.26, $9.15 and $8.56 for 2005, 2006 and 2007, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards prior to our adoption of SFAS No. 123(R) for the year ended December 31:

2005
(In thousand except
per share data)

Net income, as reported	$33,988
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,798

Pro-forma net income	$31,190

Earnings per share:
Basic, as reported	$1.14
Basic, pro forma	$1.04
Diluted, as reported	$1.10
Diluted, pro forma	$1.01

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Benefit Plans:

Stock Option and Equity Incentive Plans

In August 1994, our Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2007, there were outstanding options to acquire 89,000 shares under the 1994 Plan. In August 1999, our Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan. As of December 31, 2007, there were outstanding options to acquire 1.9 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatuatory stock options or shares of restricted stock awards. Incentive stock options may be granted to our officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and share-awards may be made to officers and other employees.

In February 2006, our Board of Directors approved the 2006 Equity Incentive Plan that was subsequently approved by the stockholders at our 2006 Annual Meeting. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan has reserved 1.2 million shares of common stock for issuance. As of December 31, 2007, there were outstanding options to acquire 36,250 shares under the 2006 Plan.

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

The option exercise price for all options granted under these plans may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock) Payment for shares purchased under these plans is made in cash. Options may, if permitted by the particular option agreement, be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to us cash or cash equivalents equal to the option exercise price.

The plans are administered by the Compensation Committee of our Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted and historically they have vested over a 4.5 year period. Each non-employee director serving on our Board of Directors receives an automatic award of 2,500 shares of common stock on August 1 of each year as part of the compensation we provide to such directors.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors may terminate or suspend the plans at any time. Unless previously terminated, the 1999 Plan will expire in August 2009 and the 2006 Plan will expire in February 2016. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

In February 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of a portion of our stock options granted on December 13, 2001, at an exercise price of $16.46 per share. All of the stock options that were scheduled to vest on June 13, 2006, which covered approximately 166,200 shares, were accelerated and vested as of February 23, 2005. At the time of the Committee’s action, the exercise price under the options was less than the market value of the common stock. The acceleration of the vesting allowed awards to vest that would otherwise have been forfeited or become unexercisable and established a new measurement date. At the accelerated vesting date, no compensation expense was recorded in accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, as the difference in the intrinsic value on the date of the original grant and the date of the modifications was minimal, and the majority of the employees included in the accelerated vesting are expected to continue employment through the original vesting date.

In 2005, we began awarding nonvested shares under the existing share-based compensation plans. These nonvested shares vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by us (or one of our subsidiaries). In 2006 and 2007, certain officers of the Company received performance based nonvested shares. If employment terminates, the nonvested shares are forfeited by the former employee.

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

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. Contributions are based on a pre-defined percentage of the employee’s earnings. The percentage contribution is based on the employee’s age, with two-thirds of the contribution made by us and one-third made by the employee. We did not incur any administrative costs for this plan in 2007.

We made contributions to these plans of approximately $0.1 million, $0.2 million and $0.4 million in 2005, 2006 and 2007, respectively. Additionally, we incurred approximately $6,000 in each of those three years for administrative costs for these programs.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Commitments and Contingencies:

Leases

As discussed more fully in Note 8, we are obligated under noncancellable operating leases with related parties. We also lease our corporate offices and other properties and operating equipment from third parties under noncancellable operating leases. Rent expense under these agreements was approximately $6.8 million, $8.6 million and $10.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Total future commitments under all noncancellable agreements for the years ended December 31, are as follows (in thousands):

2008	$10,325
2009	9,407
2010	7,300
2011	5,601
2012	3,841
Thereafter	12,430

$48,904

The above table includes certain real estate leases that expire in 2008, but have lease renewal options that we currently anticipate to exercise in 2008 at the end of the initial lease period.

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

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $250,000 and general liability $100,000. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $6.8 million and $7.5 million at December 31, 2006 and 2007, respectively.

As of December 31, 2007, in connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.4 million in letters of credit and an agreement under which we are

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingently responsible for $2.9 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies.

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

On August 8, 2007, our Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six-month period. As of December 31, 2007, we had repurchased 2,174,828 shares for approximately $39.3 million under this authorization, and we did not repurchase any additional shares prior to the expiration of this authorization in February 2008.

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

In 2006, we entered into a share purchase agreement to acquire three companies of Royal Wolf Group which, in addition to increasing our operations in the U.S., gave us presence in the United Kingdom and The Netherlands. The acquisition of their businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies or performance information for periods prior to the acquisition. In addition, we also acquired three other businesses in 2006, L&L Surplus of Utica, Inc., HOC-Express, Inc. and Affordable LLC through asset purchase agreements.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we acquired the portable storage assets and assumed certain liabilities of four businesses. In January we acquired the portable storage assets of Worcester Leasing Company, Inc., operating in Worcester, Vermont. In May we acquired the portable storage assets of Site Storage and Equipment, Inc. and Ace Container & Equipment Sales, Inc., located in Theodore, Alabama. The acquired assets from the Alabama companies are serviced by our Pensacola branch which conducts business in the Golf coast and surrounding regions. In October we acquired the portable storage assets of Guest Inc., operating in the Pittsburgh, Pennsylvania metropolitan area which also serves eastern Ohio and northern West Virginia. In November we acquired the portable storage and mobile office assets of Centreline Equipment Rentals Ltd., of Windsor, Ontario, which became our third branch in Canada. In May 2007, we also opened our second Canadian branch by commencing operations in the Vancouver metropolitan area by way of a new branch start up. All acquisitions in 2006 and 2007 were for cash.

The accompanying consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, with the purchased assets and the assumed liabilities recorded at their estimated fair values at the dates of acquisition.

The aggregate purchase price of the assets and operations acquired consists of the following for the years ended December 31:

	2006	2007
	(In thousands)

Cash	$59,411	$9,687
Other acquisition costs	64	47

Total	$59,475	$9,734

The fair value of the assets purchased has been allocated as follows for the years ended December 31:

	2006	2007
	(In thousands)

Tangible assets	$34,169	$4,154
Deferred tax asset	4,400	37
Receivables	3,474	—
Deposits and prepaid expenses	409	—
Intangible assets:
Customer lists	3,960	820
Trade names	180	—
Non-compete agreements	55	125
Goodwill	19,231	4,946
Liabilities and other	(6,403)	(348)

	$59,475	$9,734

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

Included in other assets and intangibles are:  (1) non-compete agreements that are amortized typically over 5 years using the straight-line method with no residual value, (2) intrinsic values associated with trade names that are amortized on a straight-line basis from 2 to 15 years with no residual value and (3) intrinsic values associated with customer lists that are amortized on an accelerated basis over 11 years with no residual value. Amortization

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for intangibles related to acquisitions was approximately $0.1 million, $0.5 million and $1.0 million in 2005, 2006 and 2007, respectively. Based on the carrying value at December 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $0.8 million in 2008, $0.7 million in 2009, $0.6 million in 2010, $0.5 million in 2011, $0.5 million in 2012 and $1.0 million thereafter.

(14)	Hurricane Katrina

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

(15)	Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax, were as follows at December 31:

	2006	2007
	(In thousands)

Accumulated net unrealized holding gain (loss) on derivatives	$523	$(769)
Foreign currency translation adjustment	2,948	5,105

Accumulated other comprehensive income	$3,471	$4,336

(16)	Segment Reporting:

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below represent our revenue and long-lived assets as attributed to geographic locations, at December 31:

Revenue from external customers (in thousands):

	2005	2006	2007

United States.	$205,599	$257,485	$290,161
Other Nations.	1,571	15,878	28,141

Total revenues	$207,170	$273,363	$318,302

Long-lived assets (in thousands):

	2006	2007

United States	$710,155	$810,573
Other Nations	30,356	47,713

Total long-lived assets	$740,511	$858,286

(17)	Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2006 and 2007. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(In thousands except earnings per share)

2006
Leasing revenues	$51,534	$59,331		$65,595	$68,645
Total revenues	56,420	66,298		73,989	76,656
Gross profit margin on sales	1,614	2,438		2,962	2,624
Income from operations	19,922	24,293		27,190	28,125
Net income	8,204	7,658	(1)	12,890	14,024	(2)
Earnings per share:
Basic	$0.27	$0.22	(1)	$0.36	$0.39	(2)

Diluted	$0.26	$0.21	(1)	$0.35	$0.38	(2)

2007
Leasing revenues	$66,053	$70,362		$73,982	$74,241
Total revenues	73,020	78,250		83,482	83,550
Gross profit margin on sales	2,195	2,378		2,716	2,704
Income from operations	26,832	27,642		27,233	26,801
Net income	12,697	6,331	(3)	12,704	12,444
Earnings per share:
Basic	$0.36	$0.18	(3)	$0.35	$0.36

Diluted	$0.35	$0.17	(3)	$0.35	$0.36

(1)	Includes debt extinguishment expense of $6.4 million ($3.9 million after tax), or $0.11 per diluted share.

(2)	Includes a $0.3 million income tax benefit due to the recognition of certain state net operating loss carryforwards, or $0.01 per diluted share.

(3)	Includes debt extinguishment expense of $11.2 million ($6.9 million after tax), or $0.19 per diluted share.

(18)	Subsequent Event:

On February 22, 2008 we entered into a definitive merger agreement with Mobile Storage Group, Inc. of Glendale, California. Mobile Storage Group will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Pursuant to the merger, we will assume approximately $535.0 million of Mobile Storage Group’s outstanding indebtedness and will acquire all outstanding shares of Mobile Storage Group for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock with a liquidation preference of $154.0 million, which following the tenth year after the issue date will be initially convertible into approximately 8.55 million shares of our common stock, and is redeemable at the holders’ option, ten years after the date of issuance.

Closing of the transaction is subject to approval by our stockholders, obtaining required governmental approvals, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time, pending receipt of the necessary approvals.

Mobile Mini has received a fully underwritten commitment from Deutsche Bank AG, Bank of America and JP Morgan for a $1.0 billion asset-based revolving line of credit facility to fund the transaction, subject to customary conditions including the execution of definitive documentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report. Our evaluation and assessment of our controls and procedures includes our operations in Europe.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of Mobile Mini, Inc.”

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Stockholders.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Stockholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to our employees generally, and a Supplemental Code of Ethics for Chief Financial Officer and Senior Financial Officers in compliance with applicable rules of the SEC that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of these Codes is available free of charge on the “Investors” section of our web site at www.mobilemini.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Supplemental Code of Ethics by posting such information on our web site at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth in our 2008 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2008 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth in our 2008 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Report are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended December 31, 2005, 2006 and 2007 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2007:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(b) Exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
3	.1.1	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1a of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit
Number		Description

3	.1.2	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).
3.2		Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007 (Filed herewith).
4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
4.2		Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).
4.3		Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 26, 2007) [Indenture under which the Registrant’s 6.875% Senior Notes due 2015 are issued].
10.1		Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2		Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).
10	.2.1	Form of Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).
10.3		Mobile Mini, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement for its 2006 annual meeting of shareholders filed with the Commission on May 9, 2006 under cover of Schedule 14A).
10	.4.1	Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2006, among Mobile Mini, Inc., each of the financial institutions a signatory thereto, together with assigns, as Lenders, and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.3.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.4.2	Amended and Restated Guaranty, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. to Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.3.2 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.4.3	Amended and Restated Subsidiary Security Agreement, dated February 17, 2006, by each subsidiary of Mobile Mini, Inc. and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.3.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.4.4	Amended and Restated Pledge Agreement, dated February 17, 2006 by Mobile Mini, Inc., each of its subsidiaries and Deutsche Bank AG, New York Branch, as Agent (Incorporated by reference to Exhibit 10.3.4 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.4.5	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 7, 2007 by and among Mobile Mini, Inc., Mobile Mini UK Limited, each of the financial institutions a signatory thereto, together with assigns, as Lenders and Deutsche Bank AG, New York branch, as Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007).
10.5		Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.6		Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).

Exhibit
Number	Description

10.7	Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.8	Lease Agreement by and between Mobile Mini Systems, Inc. and Mobile Mini Storage Systems dated January 1, 1994. (Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 33-71528-LA), as amended).
10.9	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).
10.10	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).
10.11	Amendment to Lease Agreement by and between Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell, Susan E. Bunger and Mobile Mini Storage Systems dated August 15, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-QSB for the quarter ended September 30, 1994).
10.12	Amendment to Lease Agreement by and between Mobile Mini Systems, Inc., a California corporation, and the Registrant dated December 30, 1994. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1994).
10.13	Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).
10.14	Amendment to Lease Agreement by and between Richard E. and Barbara M. Bunger and the Registrant dated November 1, 1995. (Incorporated by reference to the Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1995).
10.15	Amendment No. 2 to Lease Agreement between Mobile Mini Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.16	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.17	Employment Agreement dated September 22, 1999 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.18	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3848 South 36th Street, Phoenix, Arizona]. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.19	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between CAZ Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 3434 East Wood Street, Phoenix, Arizona]. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number	Description

10.20	Second Amendment to Lease, made and entered into effective as of December 31, 2003, by and between Three and Two Enterprises, L.L.C. (successor in interest to Steven G. Bunger, Michael J. Bunger, Carolyn A. Clawson, Jennifer J. Blackwell and Susan E. Bunger), as Landlord, and Mobile Mini, Inc., as successor in interest to Mobile Mini Storage Systems, as Tenant [relates to premises identified as 1485 West Glenn, Tucson, Arizona]. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
10.21	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
10.22	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 28, 2008).
21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: February 29, 2008	By:	/s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	By:	/s/ Steven G. Bunger Steven G. Bunger President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 29, 2008	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Date: February 29, 2008	By:	/s/ Deborah K. Keeley Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: February 29, 2008	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director
Date: February 29, 2008	By:	/s/ Ronald J. Marusiak Ronald J. Marusiak, Director
Date: February 29, 2008	By:	/s/ Stephen A McConnell Stephen A McConnell, Director
Date: February 29, 2008	By:	/s/ Michael L. Watts Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands)

Allowance for doubtful accounts:
Balance at beginning of year	$2,701	$3,234	$5,008
Provision charged to expense	3,036	4,538	1,869
Provision for Hurricane Katrina	50	—	—
Acquired through business acquisitions	—	462	—
Write-offs	(2,553)	(3,226)	(2,884)

Balance at end of year	$3,234	$5,008	$3,933

INDEX TO EXHIBITS

Exhibit
Number	Description

3.2	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007 (Filed herewith).
21	Subsidiaries of Mobile Mini, Inc. (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).