Form 10-K/A
period 2007-12-31
MOBILE MINI INC
filed 2008-03-18
CIK 911109

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

EXPLANATORY NOTE

Mobile Mini, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”) on February 29, 2008. The Original Filing includes a Report of Independent Registered Public Accounting Firm from which certain language pertaining to the financial statement schedule was inadvertently omitted. This Amendment No. 1 on Form 10-K/A (this “Amendment”) adds the language inadvertently omitted from the Report of Independent Registered Public Accounting Firm in the Original Filing.

The Report of Independent Registered Public Accounting Firm is set forth within Item 8 (Financial Statements and Supplementary Data) of the Original Filing. The corrected Report of Independent Registered Public Accounting Firm is included at page F-4 within Item 8 which is part of this Amendment. As required by SEC Rule 12b-15, this Amendment contains the entire text of Item 8 of Form 10-K. The Report of Independent Registered Public Accounting Firm included in Item 8 attached hereto supersedes and replaces the Report of Independent Registered Public Accounting Firm included within the Original Filing.

As a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

There is no other change made to the Original Filing except the replacement of the Report of Independent Registered Public Accounting Firm and update of the Section 302 certifications. This Amendment makes no attempt to reflect events occurring after the filing of the Original Filing and does not change any previously reported financial results of operations or any disclosures contained in that document.

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

/s/  ERNST & YOUNG LLP

Phoenix, Arizona
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2006	2007
	(In thousands)

Cash Flows From Operating Activities:
Net income	$33,988	$42,776	$44,176
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	1,438	2,298
Provision for doubtful accounts	3,036	4,538	1,869
Provision for loss from natural disasters	1,710	—	—
Amortization of deferred financing costs	829	840	985
Share-based compensation expense	19	3,066	4,028
Depreciation and amortization	12,854	16,741	21,149
Gain on sale of lease fleet units	(3,529)	(4,922)	(5,560)
Loss on disposal of property, plant and equipment	704	454	203
Deferred income taxes	20,097	26,407	27,356
Foreign currency exchange gains	—	(66)	(107)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(8,407)	(11,118)	(3,988)
Inventories	(4,823)	628	(610)
Deposits and prepaid expenses	(480)	(1,446)	(1,754)
Other assets and intangibles	(19)	(4)	318
Accounts payable	8,581	(2,088)	2,691
Accrued liabilities	4,689	(360)	(1,755)

Net cash provided by operating activities	69,249	76,884	91,299

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(7,021)	(59,475)	(9,734)
Additions to lease fleet, excluding acquisitions	(109,540)	(135,883)	(126,733)
Proceeds from sale of lease fleet units	9,505	13,327	16,181
Additions to property, plant and equipment	(6,433)	(10,882)	(18,522)
Proceeds from sale of property, plant and equipment	57	150	126
Change in other assets	157	—	—

Net cash used in investing activities	(113,275)	(192,763)	(138,682)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	32,026	45,539	34,128
Redemption of 9.5% Senior Notes	—	(52,500)	(97,500)
Proceeds from issuance of 6.875% Senior Notes	—	—	149,322
Deferred financing costs	—	(1,664)	(3,768)
Proceeds from issuance of notes payable	934	1,230	1,216
Principal payments on notes payable	(1,420)	(1,108)	(1,254)
Principal payments on capital lease obligations	—	(17)	(24)
Issuance of common stock, net	11,742	125,486	5,607
Purchase of treasury stock, at cost	—	—	(39,300)

Net cash provided by financing activities	43,282	116,966	48,427

Effect of exchange rate changes on cash	192	76	1,289

Net increase (decrease) in cash	(552)	1,163	2,333
Cash at beginning of year	759	207	1,370

Cash at end of year	$207	$1,370	$3,703

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$21,727	$24,770	$27,896

Cash paid during the year for income and franchise taxes	$495	$733	$797

Interest rate swap changes in value (credited) charged to equity	$(679)	$123	$1,293

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity, as of December 31, 2007, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	2,028	$17.02	5.93	$7,430
Vested and expected to vest	1,783	$16.41	5.70	$6,957
Exercisable	1,344	$15.63	5.20	$5,515

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

As discussed in Note 6, in March 2006, we issued 4.6 million shares of our common stock at approximately $26.22 per share, net of underwriting discounts and commissions, but before other expenses. We received net offering proceeds of approximately $120.3 million which we used to redeem 35% of the $150.0 million aggregate principal amount outstanding of our 9.5% Senior Notes and to temporarily pay down our revolving line of credit.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below represent our revenue and long-lived assets as attributed to geographic locations, at December 31:

Revenue from external customers (in thousands):

	2005	2006	2007

United States	$205,599	$257,485	$290,161
Other Nations	1,571	15,878	28,141

Total revenues	$207,170	$273,363	$318,302

Long-lived assets (in thousands):

	2006	2007

United States	$710,155	$810,573
Other Nations	30,356	47,713

Total long-lived assets	$740,511	$858,286

(17)	Selected Consolidated Quarterly Financial Data (unaudited):

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this Report.

Number	Description

31.3	Updated Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.4	Updated Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

*	Filed herewith.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 18, 2008	By:	/s/ Steven G. Bunger Steven G. Bunger, President

INDEX TO EXHIBITS

The following exhibits are filed with this Report.

Number	Description

31.3	Updated Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.4	Updated Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

*	Filed herewith.