Form 10-Q
period 2008-03-31
MOBILE MINI INC
filed 2008-05-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑
     At May 5, 2008, there were outstanding 34,624,220 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2007	March 31, 2008
	(Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$3,703	$7,423
Receivables, net of allowance for doubtful accounts of $3,993 and $3,849 at December 31, 2007 and March 31, 2008, respectively	37,221	34,652
Inventories	29,431	30,011
Lease fleet, net	802,923	815,599
Property, plant and equipment, net	55,363	55,332
Deposits and prepaid expenses	11,334	10,799
Other assets and intangibles, net	9,086	13,007
Goodwill	79,790	79,765

Total assets	$1,028,851	$1,046,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$20,560	$17,019
Accrued liabilities	38,941	44,215
Line of credit	237,857	237,418
Notes payable	743	404
Obligations under capital leases	10	5
Senior notes, net	149,379	149,400
Deferred income taxes	123,471	129,332

Total liabilities	570,961	577,793

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 34,573 and 34,625 issued and outstanding at December 31, 2007 and March 31, 2008, respectively	367	368
Additional paid-in capital	278,593	280,358
Retained earnings	213,894	224,552
Accumulated other comprehensive income	4,336	2,817
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	457,890	468,795

Total liabilities and stockholders’ equity	$1,028,851	$1,046,588

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2008
Revenues:
Leasing	$66,053	$70,036
Sales	6,654	8,098
Other	313	407

Total revenues	73,020	78,541

Costs and expenses:
Cost of sales	4,459	5,633
Leasing, selling and general expenses	36,838	43,470
Depreciation and amortization	4,891	5,669

Total costs and expenses	46,188	54,772

Income from operations	26,832	23,769

Other income (expense):
Interest income	8	33
Interest expense	(5,953)	(6,145)
Foreign currency exchange	—	(11)

Income before provision for income taxes	20,887	17,646
Provision for income taxes	8,190	6,988

Net income	$12,697	$10,658

Earnings per share:
Basic	$0.36	$0.31

Diluted	$0.35	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	35,641	34,086

Diluted	36,633	34,311

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows From Operating Activities:
Net income	$12,697	$10,658
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	651	568
Amortization of deferred financing costs	199	218
Share-based compensation expense	940	988
Depreciation and amortization	4,891	5,669
Gain on sale of lease fleet units	(1,294)	(1,491)
Loss on disposal of property, plant and equipment	9	29
Deferred income taxes	8,052	6,988
Foreign currency transaction loss	—	11
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	1,615	2,065
Inventories	(4,005)	(503)
Deposits and prepaid expenses	(673)	543
Other assets and intangibles	(3)	(4,331)
Accounts payable	(183)	(3,356)
Accrued liabilities	(2,198)	2,874

Net cash provided by operating activities	20,698	20,930

Cash Flows From Investing Activities:
Cash paid for business acquired	(2,397)	(18)
Additions to lease fleet, excluding acquisitions	(27,330)	(19,220)
Proceeds from sale of lease fleet units	3,486	4,416
Additions to property, plant and equipment	(8,368)	(1,675)
Proceeds from sale of property, plant and equipment	64	4

Net cash used in investing activities	(34,545)	(16,493)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	15,153	(438)
Principal payments on notes payable	(343)	(339)
Principal payments on capital lease obligations	(4)	(5)
Issuance of common stock, net	65	519

Net cash provided by (used in) financing activities	14,871	(263)

Effect of exchange rate changes on cash	3	(454)

Net increase in cash	1,027	3,720
Cash at beginning of period	1,370	3,703

Cash at end of period	$2,397	$7,423

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value charged to equity	$118	$1,486

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
The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with our December 31, 2007, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K and on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on February 29, 2008 and March 18, 2008, respectively.
NOTE B — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on January 1, 2008, with no effect on our consolidated financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. We will apply SFAB No. 141R prospectively to business combinations with an acquisition date on or after January 1, 2009.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries, therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.
NOTE C — Fair Value Measurements
As described in Note B, we adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate swap agreements	$3,674	$—	$3,674	$—	(1)

(1)	Our interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates. The Company has consistently applied these calculation techniques to all periods presented. At March 31, 2008, the fair value of interest rate swap agreements is recorded in accrued liabilities in our condensed consolidated balance sheet.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE D — Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the potential dilution of the exercise or conversion of options into common stock. The following table shows the computation of earnings per share for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands except
	earnings per share data)
BASIC:
Common shares outstanding, beginning of period	35,640	34,041

Effect of weighting common shares:
Weighted common shares issued during the period ended March 31,	1	45

Weighted average number of common shares outstanding	35,641	34,086

Net income available to common shareholders	$12,697	$10,658

Earnings per share	$0.36	$0.31

DILUTED:
Common shares outstanding, beginning of period	35,640	34,041
Effect of weighting common shares:
Weighted common shares issued during the period ended March 31,	1	45
Employee stock options and nonvested share-awards assumed converted during the period ended March 31,	992	225

Weighted average number of common shares outstanding	36,633	34,311

Net income available to common shareholders	$12,697	$10,658

Earnings per share	$0.35	$0.31

For the three months ended March 31, 2007 and 2008, options to purchase 568,525 and 642,200 shares, respectively, of the Company’s stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of March 31, 2007 and 2008 does not include 256,730 and 534,031, respectively, of nonvested share-awards because the award has not vested. For the three months ended March 31, 2007 and 2008, 1,333 and 486,314, respectively, nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE E — Share-Based Compensation
At March 31, 2008, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In 2005, we began awarding nonvested shares under the existing share-based compensation plans. These share awards vest over a four year period for awards to an executive officer or over a five year period for awards to employees other than executive officers. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest. Starting in December 2006, we awarded to certain of our executive officers nonvested share-awards with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. At the date of the 2007 awards, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 20, 2008, at which point, the value of each nonvested share-award was $15.85. We are required to assess the probability that the performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable we will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets are assessed as probable of being met. For performance based awards granted in 2006 and 2007, the accelerated attribution method has been used to recognize the expense.
As of March 31, 2008, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $12.7 million, which is expected to be recognized over a weighted-average period of approximately 3.8 years.
The total value of the stock option grants is expensed on a straight-line basis over the service period of the employees receiving the grants. As of March 31, 2008, total unrecognized compensation cost related to stock option grants was approximately $4.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2008 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2007	2,028	$17.02
Granted	—	—
Exercised	(50)	10.52
Terminated/expired	(16)	21.89

Balance at March 31, 2008	1,962	$17.15

The intrinsic value of options exercised during the three months ended March 31, 2008 was $0.4 million.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2007	532	$22.46
Awarded	7	16.20
Released	—	—
Forfeited	(5)	20.86

Nonvested at March 31, 2008	534	$22.39

A summary of fully-vested stock options and stock options expected to vest, as of March 31, 2008, is as follows:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	1,962	$17.15	5.8	$7,658
Vested and expected to vest	1,725	$16.55	5.6	$7,157
Exercisable	1,294	$15.83	5.1	$5,615
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock option awards granted during the first quarter of 2007 or 2008.
NOTE F — Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of portable storage units and office units, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that we add to our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes adding our proprietary security doors.

	December 31, 2007	March 31, 2008
	(In thousands)
Raw material and supplies	$21,801	$22,942
Work-in-process	2,819	2,938
Finished portable storage units	4,811	4,131

	$29,431	$30,011

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE G — We adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
We file U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. We have identified our U.S. Federal tax return as our “major” tax jurisdiction. For the U.S. Federal return, years 2004 through 2006 are subject to tax examination by the U.S. Internal Revenue Service. We do not currently have any ongoing tax examinations with the IRS. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE H — Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consist of the following at:

	December 31, 2007	March 31, 2008
	(In thousands)
Land	$772	$772
Vehicles and equipment	60,490	61,322
Buildings and improvements	11,514	11,692
Office fixtures and equipment	11,579	12,252

	84,355	86,038
Less accumulated depreciation	(28,992)	(30,706)

	$55,363	$55,332

NOTE I — Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2007, the lease fleet totaled $865.6 million as compared to $881.7 million at March 31, 2008, before accumulated depreciation of $62.7 million and $66.1 million, respectively.
Lease fleet consists of the following at:

	December 31, 2007	March 31, 2008
	(In thousands)
Steel storage containers	$459,665	$463,163
Offices	402,640	415,577
Van trailers	2,330	1,885
Other	956	1,102

	865,591	881,727
Accumulated depreciation	(62,668)	(66,128)

	$802,923	$815,599

NOTE J — The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe this will have a significant impact on our results of operations. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area surrounding each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing our business, we focus on growing our leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model, adjusted EBITDA and earnings per share. We calculate adjusted EBITDA by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect on financing transactions that we enter into on an irregular basis based on capital needs and market opportunities. This measure also provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year-to-year, we typically further adjust EBITDA to eliminate the effect of what we consider to be non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The tables below represent our revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended
	March 31,
	2007	2008
United States	$67,120	$70,867
Other Nations	5,900	7,674

Total revenues	$73,020	$78,541

Long-lived assets:

	December 31, 2007	March 31, 2008
United States	$810,573	$806,411
Other Nations	47,713	64,520

Total long-lived assets	$858,286	$870,931

NOTE K - Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands)
Net income	$12,697	$10,658
Net unrealized holding loss on derivatives	(118)	(1,486)
Foreign currency translation adjustment	91	(33)

Total comprehensive income	$12,670	$9,139

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2007	March 31, 2008
	(In thousands)
Accumulated net unrealized holding loss on derivatives	$(769)	$(2,255)
Foreign currency translation adjustment	5,105	5,072

Total accumulated other comprehensive income	$4,336	$2,817

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE L — Pending Merger
On February 22, 2008, we entered into a definitive merger agreement with Mobile Storage Group, Inc., of Glendale, California, whereby Mobile Storage Group will merge into Mobile Mini. Pursuant to the merger, we will assume approximately $535.0 million of Mobile Storage Group’s outstanding indebtedness and will acquire all outstanding shares of Mobile Storage Group for approximately $12.5 million in cash and 8.55 million shares of newly issued Mobile Mini convertible preferred stock, which, if not already converted into the same number of shares of Mobile Mini common stock, will be redeemable at the holders’ option following the tenth year after the issue date. Closing of the transaction is subject to approval by our stockholders, our entry into a new $1.0 billion asset-based revolving credit facility and customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2007 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission on February 29, 2008 and March 18, 2008, respectively. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements
On February 22, 2008, we entered into a definitive merger agreement with Mobile Storage Group, Inc. of Glendale, California whereby Mobile Storage Group will merge into Mobile Mini. Pursuant to the merger, we will assume approximately $535.0 million of Mobile Storage group’s outstanding indebtedness and will acquire all outstanding shares of Mobile Storage Group for approximately $12.5 million in cash and 8.55 million shares of newly issued Mobile Mini convertible preferred stock, which, if not already converted into the same number of shares of Mobile Mini common stock, will be redeemable at the holders’ option following the tenth year after the issue date. Closing of the transaction is subject to approval by our stockholders, our entry into a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time, depending on the timing of various disclosure requirements and the approval by our shareholders. Our discussion of our business, financial conditions and results of operations in this report does not include the anticipated effects of the combination with Mobile Storage Group.
Overview
General
We derive most of our revenues from the leasing of portable storage containers and portable offices. With respect to our North America customers, the average intended lease term at lease inception is approximately 10 months for portable storage units and approximately 13 months for portable offices. In Europe, our customers have historically leased on a month-to-month basis. Our European operations are being transitioned to our long-term leasing model, and as a result, 40% of our European leases at December 31, 2007 have initial lease terms at lease inception of approximately 7 months for portable storage units. In 2007, the company-wide over-all lease term averaged 27 months for portable storage units and 22 months for portable offices. As a result of these long average lease terms, our leasing business tends to provide us with a recurring revenue stream and minimizes fluctuations in revenues. However, there is no assurance that we will maintain such lengthy overall lease terms.
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Our sales revenues as a percentage of total revenues have represented 9.9% of revenues in 2007. Our European subsidiaries, which in 2007 derived approximately 31.6% of their revenues from container sales, are being transitioned to our leasing business model. Sales continue to be a large part of their revenues, representing approximately 28.1% of their revenues for the three months ended March 31, 2008.
We have grown through both internally generated growth and acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 43% and 40% of our units on rent at December 31, 2007 and 2006, respectively, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S., the growth rate in this sector began to moderate and the level of our construction related business began to slow down in certain geographic areas, particularly in the southeast and southwest. We were able to offset a portion of these economic effects by continuing to gain market share for certain of our products, particularly our manufactured containers and portable offices, and by rapidly growing our base in Europe and certain geographic areas in the U.S. We believe that the loss of liquidity that is apparent in the financial markets in the early part of 2008 could continue to adversely affect the availability of credit to finance construction projects, which could exert downward pressure on our growth rate. To date, we have noted economic weakness primarily in our California, Arizona and Florida markets.
In managing our business, we focus on our growth in leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Mobile Mini’s goal is to maintain a high growth rate so that revenue growth will exceed inflationary growth in expenses.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to eliminate the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
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
EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:
•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinguishment expense — as defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings;

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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended March 31:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands)
EBITDA	$31,731	$29,460
Interest paid	(7,976)	(3,278)
Income and franchise taxes paid	(115)	(102)
Share-based compensation expense	940	988
Gain on sale of lease fleet units	(1,294)	(1,491)
Loss on disposal of property, plant and equipment	9	29
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	2,266	2,633
Inventories	(4,005)	(503)
Deposits and prepaid expenses	(673)	543
Other assets and intangibles	(3)	(4,331)
Accounts payable and accrued liabilities	(182)	(3,018)

Net cash provided by operating activities	$20,698	$20,930

EBITDA is calculated as follows, without further adjustment, for the periods ended March 31:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands except percentages)
Net income	$12,697	$10,658
Interest expense	5,953	6,145
Provision for income taxes	8,190	6,988
Depreciation and amortization	4,891	5,669

EBITDA	$31,731	$29,460

EBITDA margin(1)	43.5%	37.5%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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
Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, refurbish and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 4.3% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
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
The table below summarizes those transactions that increased the net value of our lease fleet from $802.9 million at December 31, 2007, to $815.6 million at March 31, 2008:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2007, net	$802,923	160,116

Purchases:
Container purchases	3,516	735

Manufactured units:
Steel storage containers, combination office units and steel security offices	8,481	613
Wood mobile offices	4,545	151

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	595	187	(1)
Refurbishment or customization of 1,121 units purchased in a prior year	2,784	240	(2)

	Dollars	Units
	(In thousands)
Refurbishment or customization of 178 units obtained through acquisition in a prior year	444	53 (3)

Other	(1,307)	(175)
Cost of sales from lease fleet	(2,925)	(1,003)
Depreciation	(3,457)	—

Lease fleet at March 31, 2008, net	$815,599	160,917

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.
The table below outlines the composition of our lease fleet at March 31, 2008:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$463,163	131,467
Offices	415,577	27,695
Van trailers	1,885	1,755
Other	1,102

	881,727
Accumulated depreciation	(66,128)

	$815,599	160,917

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2007. At March 31, 2008, based on these appraisal values, the fair market value of our lease fleet was approximately 113.7% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $665.0 million, which equates to 81.5% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008, Compared to
Three Months Ended March 31, 2007
Total revenues for the quarter ended March 31, 2008, increased by $5.5 million, or 7.6%, to $78.5 million from $73.0 million for the same period in 2007. Leasing revenues for the quarter increased by $4.0 million, or 6.0%, to $70.0 million from $66.0 million for the same period in 2007. This increase resulted from a 3.5% increase in the average rental yield per unit, a 2.2% increase in the average number of units on lease and a 0.3% increase due to exchange rates as compared to the 2007 first quarter. The increase in yield resulted from an increase in average rental rates in North America over the last year. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by an increase in the portion of our business conducted in Europe, where units are smaller and rates are lower. Our sales of portable storage and office units for the three months ended March 31, 2008, increased by 21.7% to $8.1 million from $6.7 million during the same period in 2007, with the increase primarily related to sales at our locations in the United States where more customized units were sold during the quarter. As a percentage of total revenues, leasing revenues for the quarter ended March 31, 2008, represented 89.2% as compared to 90.5% for the same period in 2007. Our leasing business continues to be our primary focus and leasing revenues have been the predominant part of our revenue mix for several years. We expect slower growth in sales revenues versus lease revenues as we continue to transform our acquired European branches to our leasing business model.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the quarter ended March 31, 2008, increased to 69.6% of sales revenues from 67.0% of sales revenues in the same period in 2007. This increase was partially due to the sale of custom units and units sold from prior acquisitions at lower than typical margins. For both periods, our gross margin remained relatively high at 30.4% and 33.0% for the 2008 and 2007 quarters, respectively.
Leasing, selling and general expenses increased $6.6 million, or 18.0%, to $43.4 million for the quarter ended March 31, 2008, from $36.8 million for the same period in 2007. Leasing, selling and general expenses, as a percentage of total revenues, increased to 55.3% for the quarter ended March 31, 2008, from 50.4% for the same period in 2007. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, those markets will begin to contribute to higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the quarter ended March 31, 2008, were primarily fixed costs for payroll and related expenses to support our leasing activities, delivery and freight costs, including fuel. Between the first and third quarters of 2007, we increased staffing levels at our European branches, increased advertising, secured additional transportation equipment and completed the move to our own rental locations. These expense increases are in part responsible for the increase in leasing, selling and general expenses during the three months ended March 31, 2008 as compared with the prior year period. In addition, results for the three months ended March 31, 2007 had benefited from lower professional fees and bad debt expenses. These expenses increased by $1.0 million during the three months ended March 31, 2008. In addition, during the three months ended March 31, 2008, we incurred $0.7 million of additional expenses related to picking up containers due to higher fuel costs.
EBITDA decreased by $2.2 million, or 7.2%, to $29.5 million for the quarter ended March 31, 2008, compared to $31.7 million for the same period in 2007.
Depreciation and amortization expenses increased $0.8 million, or 15.9%, to $5.7 million in the quarter ended March 31, 2008, from $4.9 million during the same period in 2007. The increase is primarily due to the growth in lease fleet and related delivery equipment over the last year in order to meet increased demand and market expansion. Since March 31, 2007, our lease fleet cost basis for depreciation increased by approximately $107.1 million.
Interest expense increased $0.1 million, or 3.2%, to $6.1 million for the quarter ended March 31, 2008 as compared to $6.0 million for the same period in 2007. Our average debt outstanding for the three months ended March 31, 2008, compared to the same period in 2007, increased by 23.0%. Our average borrowing rate decreased during the first quarter of 2008 from the prior year level in part because of the lower LIBOR rates in effect during the 2008 period and in part due to the redemption of certain higher interest rate fixed debt and issuance of our 6.875% notes in May 2007. The weighted average interest rate on our debt for the three months ended March 31, 2008 was 6.1% compared to 7.3% for the three months ended March 31, 2007, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.4% in the 2008 quarter and 7.6% in the 2007 quarter.
Provision for income taxes was based on our annual effective tax rate of approximately 39.6% in the quarter ended March 31, 2008, as compared to 39.2% during the same period in 2007. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended March 31, 2008, was $10.7 million compared to net income of $12.7 million for the same period in 2007. Our 2008 first quarter net income results were primarily achieved through our 7.6% increase in revenues and the operating leverage associated with this growth, offset with increases in fixed costs and other variable cost increases associated with leasing.
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
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our May 2007 offering of Senior Notes and through borrowings under our revolving credit facility. Our operating cash flow is, in general, weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility.
During the three months ended March 31, 2008, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. As of May 5, 2008, borrowings outstanding under our credit facility were approximately $237.3 million, as compared to $237.4 million at March 31, 2008 and $237.9 million at December 31, 2007.
Operating Activities. Our operations provided net cash flow of $20.9 million for the three months ended March 31, 2008, compared to $20.7 million during the same period in 2007. The $0.2 million increase in cash generated by operations in 2008 includes a $2.0 million decrease in net income and a corresponding $1.1 million decrease of deferred income taxes. In both years, cash generated by operations benefited from a decrease in receivables. In 2008, net cash provided by operating activities was negatively impacted by an increase in other assets and intangibles of $4.3 million, primarily for costs related to our pending merger, and a decrease in accounts payable of $3.4 million, which were partially offset with an increase in accrued liabilities of $2.9 million. In 2007, net cash provided by operating activities was negatively impacted by an increase in inventory levels of $4.0 million and a decrease in accrued liabilities of $2.2 million
Investing Activities. Net cash used in investing activities was $16.5 million for the three months ended March 31, 2008, compared to $34.5 million for the same period in 2007. Capital expenditures for acquisition of businesses were $2.4 million for the three months ended March 31, 2007. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $14.8 million for the three months ended March 31, 2008, compared to $23.8 million for the same period in 2007. The capital expenditures for our lease fleet are primarily due to demand for certain of our products, requiring us to purchase and refurbish more containers and offices with the growth of our business. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $1.7 million for the three months ended March 31, 2008 compared to the $8.3 million for the same period in 2007. The majority of the 2007 expenditures were for additions of delivery equipment, primarily trucks, trailers and forklifts, at our acquired locations, primarily our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $0.3 million during the three months ended March 31, 2008, as compared to $14.9 million of net cash provided by financing activities for the same period in 2007. In 2008, we reduced our revolving line of credit by $0.4 million along with other debt and received $0.5 million from exercises of employee stock options. During the three months ended March 31, 2007, we increased borrowings under our revolving credit facility by $15.2 million which were used, together with cash flow generated from operations, to fund expansion of the lease fleet and purchase of delivery equipment.
The interest rate under our $425.0 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinguishment expenses, as defined, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under the credit facility at December 31, 2007 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our credit agreement. The interest rate spread, based on our March 31, 2008 quarterly results remained unchanged.

We have interest rate swap agreements under which we effectively fixed the interest rate payable on $75.0 million of borrowings under our credit facility so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the three months ended March 31, 2008, of $1.5 million, net of applicable income tax benefit of $0.9 million.
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
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment. Currently, we have small capital lease commitments related to office equipment.
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
Share-Based Compensation. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. For performance based awards granted in 2006 and 2007, the accelerated attribution model was used to determine the expense of these awards. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $4.1 million of total unrecognized compensation costs related to stock options at March 31, 2008 that are expected to be recognized over a weight-average period of 1.7 years. See Note E to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands)
As Reported:
Net income	$12,697	$10,658
Diluted earnings per share	$0.35	$0.31

As adjusted for change in estimates:
Net income	$12,599	$10,572
Diluted earnings per share	$0.34	$0.31
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
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units. We perform an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. We performed the required impairment tests for goodwill as of December 31, 2007 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. We will continue to perform this test in the future as required by SFAS No. 142.
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

		Useful	Three Months Ended
	Salvage	Life In	March 31,
	Value	Years	2007	2008
			(In thousands except per
			share data)
As Reported:	62.5%	25
Net income			$12,697	$10,658
Diluted earnings per share			$0.35	$0.31

As adjusted for change in estimates:	70%	20
Net income			$12,697	$10,658
Diluted earnings per share			$0.35	$0.31

As adjusted for change in estimates:	50%	20
Net income			$11,814	$9,664
Diluted earnings per share			$0.32	$0.28

As adjusted for change in estimates:	40%	40
Net income			$12,697	$10,658
Diluted earnings per share			$0.35	$0.31

As adjusted for change in estimates:	30%	25
Net income			$11,549	$9,366
Diluted earnings per share			$0.32	$0.27

As adjusted for change in estimates:	25%	25
Net income			$11,372	$9,167
Diluted earnings per share			$0.31	$0.27
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
There have been no other significant changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on January 1, 2008, with no effect on our consolidated financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. We will apply SFAB No. 141R prospectively to business combinations with an acquisition date on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries, therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SAFS No. 161 will have a material effect on our results of operations or financial position.
“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements buy the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, synergies and other expected results relating to our pending merger with Mobile Storage Group, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to timely and efficiently integrate the new branches and employees that we will acquire as a result of our pending merger and business combination with Mobile Storage Group

•	our ability to manage our planned growth, both internally and at new branches

•	our European expansion may divert our resources from other aspects of our business

•	our ability to obtain additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2007, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing under the heading “Risk Factors”. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http:/www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2008, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $75.0 million of debt. For the three months ended March 31, 2008, in accordance with SFAS No. 133, comprehensive income included a $1.5 million charge, net of applicable income tax benefit of $0.9 million, related to the fair value of our interest rate swap agreements.
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

Changes in Internal Controls.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOBILE MINI, INC.

Date: May 9, 2008	/s/ Lawrence Trachtenberg

Lawrence Trachtenberg
Chief Financial Officer &
Executive Vice President