Form 10-Q
period 2008-06-30
MOBILE MINI INC
filed 2008-08-11
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)     Yes ☑     No ☐
At August 6, 2008, there were outstanding 34,848,256 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2007	June 30, 2008
	(See Note A)	(unaudited)
ASSETS

Cash and cash equivalents	$3,703	$7,545
Receivables, net of allowance for doubtful accounts of $3,993 and $6,360 at December 31, 2007 and June 30, 2008, respectively	37,221	70,435
Inventories	29,431	40,937
Lease fleet, net	802,923	1,096,531
Property, plant and equipment, net	55,363	90,932
Deposits and prepaid expenses	11,334	13,214
Other assets and intangibles, net	9,086	92,187
Goodwill	79,790	552,564

Total assets	$1,028,851	$1,964,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$20,560	$38,065
Accrued liabilities	38,941	96,761
Lines of credit	237,857	604,119
Notes payable	743	551
Obligations under capital leases	10	6,248
Senior notes, net	149,379	345,421
Deferred income taxes	123,471	195,795

Total liabilities	570,961	1,286,960

Commitments and contingencies

Redeemable convertible preferred stock; $.01 par value, 20,000 shares authorized, 0 and 8,556 issued and outstanding liquidation preference $0 and $153,990 at December 31, 2007 and June 30, 2008, respectively	—	153,990

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 34,573 and 34,828 issued and outstanding at December 31, 2007 and June 30, 2008, respectively	367	370
Additional paid-in capital	278,593	328,000
Retained earnings	213,894	229,413
Accumulated other comprehensive income	4,336	4,912
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	457,890	523,395

Total liabilities and stockholders’ equity	$1,028,851	$1,964,345

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended June 30,
	2007	2008
Revenues:
Leasing	$70,362	$72,849
Sales	7,538	7,825
Other	350	411

Total revenues	78,250	81,085

Costs and expenses:
Cost of sales	5,160	5,358
Leasing, selling and general expenses	40,335	43,796
Integration and merger expense	—	11,609
Depreciation and amortization	5,113	5,747

Total costs and expenses	50,608	66,510

Income from operations	27,642	14,575

Other income (expense):
Interest income	29	29
Interest expense	(6,100)	(6,419)
Debt extinguishment expense	(11,224)	—
Foreign currency exchange	(1)	3

Income before provision for income taxes	10,346	8,188
Provision for income taxes	4,015	3,327

Net income	6,331	4,861
Undistributed earnings allocable to preferred stock:	—	(40)

Net income available to common stockholders	$6,331	$4,821

Earnings per share:
Basic	$0.18	$0.14

Diluted	$0.17	$0.14

Weighted average number of common and common share equivalents outstanding:
Basic	35,812	34,115

Diluted	36,840	34,969

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Six Months Ended June 30,
	2007	2008
Revenues:
Leasing	$136,415	$142,885
Sales	14,192	15,923
Other	663	818

Total revenues	151,270	159,626

Costs and expenses:
Cost of sales	9,619	10,991
Leasing, selling and general expenses	77,173	87,266
Integration and merger expense	—	11,609
Depreciation and amortization	10,004	11,416

Total costs and expenses	96,796	121,282

Income from operations	54,474	38,344

Other income (expense):
Interest income	37	62
Interest expense	(12,053)	(12,564)
Debt extinguishment expense	(11,224)	—
Foreign currency exchange	(1)	(8)

Income before provision for income taxes	31,233	25,834
Provision for income taxes	12,205	10,315

Net income	19,028	15,519
Undistributed earnings allocable to preferred stock	—	(40)

Net income available to common stockholders	$19,028	$15,479

Earnings per share:
Basic	$0.53	$0.45

Diluted	$0.52	$0.45

Weighted average number of common and common share equivalents outstanding:
Basic	35,727	34,100

Diluted	36,743	34,655

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows From Operating Activities:
Net income	$19,028	$15,519
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	2,298	—
Provision for doubtful accounts	960	750
Amortization of deferred financing costs	428	669
Share-based compensation expense	2,150	2,364
Depreciation and amortization	10,004	11,416
Gain on sale of lease fleet units	(2,741)	(3,094)
Loss on disposal of property, plant and equipment	32	29
Deferred income taxes	11,153	10,237
Foreign currency exchange loss	1	8
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,497)	(3,014)
Inventories	(4,070)	(3,570)
Deposits and prepaid expenses	547	900
Other assets and intangibles	(126)	99
Accounts payable	571	(3,714)
Accrued liabilities	(3,016)	12,942

Net cash provided by operating activities	35,722	41,541

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(6,066)	(21,273)
Additions to lease fleet, excluding acquisitions	(64,164)	(34,613)
Proceeds from sale of lease fleet units	7,639	9,057
Additions to property, plant and equipment	(12,538)	(4,842)
Proceeds from sale of property, plant and equipment	64	59

Net cash used in investing activities	(75,065)	(51,612)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	(10,917)	140,763
Proceeds from issuance of 6.785% Senior Notes	149,322	—
Redemption of 9.5% Senior Notes	(97,500)	—
Deferred financing costs	(3,604)	(14,555)
Principal payments on notes payable	(692)	(113,101)
Principal payments on capital lease obligations	(10)	(7)
Issuance of common stock, net	5,175	1,053

Net cash provided by financing activities	41,774	14,153

Effect of exchange rate changes on cash	334	(240)

Net increase in cash	2,765	3,842
Cash at beginning of period	1,370	3,703

Cash at end of period	$4,135	$7,545

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value charged to equity	$202	$208

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
The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first half of the year. Additionally, on June 27, 2008, we consummated the transaction described below in Note B and such transactions will have a material effect on our results of operations in the future. These condensed consolidated financial statements should be read in conjunction with our December 31, 2007, consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K and on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on February 29, 2008 and March 18, 2008, respectively.
NOTE B — Acquisition of Mobile Storage Group
Merger
On June 27, 2008, a wholly-owned subsidiary of Mobile Mini merged with and into the ultimate parent company of Mobile Storage Group, Inc., MSG WC Holdings Corp., and immediately thereafter, MSG WC Holdings Corp. and two of its subsidiaries merged with and into Mobile Mini (Merger). As a result of the Merger, Mobile Storage Group, Inc. became a wholly-owned subsidiary of Mobile Mini. Upon the closing, Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.5 million and paid aggregate consideration of $220.8 million representing cash totaling approximately $21.3 million and the issuance of approximately 8.6 million shares of convertible Preferred Stock with a determined fair value at issuance of $199.5 million and a liquidation preference value of $154.0 million. The Merger was effected pursuant to a merger agreement entered into on February 22, 2008. The Merger was approved by Mobile Mini stockholders at a special meeting of stockholders on June 26, 2008.
The condensed consolidated statements of income were impacted by the merger primarily by the expense incurred related to integration and merger expenses recorded for the period ended at June 30, 2008. See Note M for additional details on our acquisitions and merger transactions. The results of operations for MSG have been included in the Company’s results of operations beginning on June 27, 2008.
Credit Agreement
In connection with the Merger, Mobile Mini expanded its revolving credit facility to increase its borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.
On June 27, 2008, Mobile Mini and its subsidiaries, (including Mobile Storage Group and its subsidiaries) entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, $900.0 million revolving credit facility. Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest at the Company’s option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. Beginning after the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon Mobile Mini’s then-debt ratio. At June 30, 2008, we had $604.1 million outstanding on the Credit Agreement. All amounts outstanding under the Credit Agreement are due on June 27, 2013.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and real property, each multiplied by an applicable advance rate or limit. At June 30, 2008, we had $292.6 million in additional capacity available under the credit facility.
The Credit Agreement provides for UK borrowings, denominated in either Pounds Sterling or Euros, by our subsidiary Mobile Mini UK Limited based upon a UK borrowing base and for US borrowings, denominated in Dollars, by Mobile Mini, Inc. based upon a US and Canada borrowing base.
The obligations of the Mobile Mini and its subsidiaries under the Credit Agreement are secured by a blanket lien on substantially all of their assets.
The Credit Agreement also contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to Mobile Mini or subsidiary assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments.
In connection with the Merger, Mobile Mini paid down the outstanding balances of its and Mobile Storage Group’s revolving credit facilities. We financed these pay-downs through a borrowing at closing under its Credit Agreement. We evaluated the expansion of the revolving credit facility under the provisions of EITF 98-14, and as the borrowing capacity under the Credit Agreement exceeds that under the original revolving credit facility, unamortized deferred financing costs have been added to the costs incurred as part of the Credit Agreement.
Mobile Mini Supplemental Indenture
In connection with the Merger, Mobile Mini entered into a Supplemental Indenture, dated as of June 27, 2008 (the Mobile Mini Supplemental Indenture), with Mobile Storage Group, Inc., a Delaware corporation, A Better Mobile Storage Company, a California corporation and Mobile Storage Group (Texas), LP, a Texas limited partnership (the New Mobile Mini Guarantors), the guarantors (the Existing Mobile Mini Guarantors) party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee (LDTC), pursuant to which the New Mobile Mini Guarantors became “Guarantors” for all purposes under the Mobile Mini Indenture. Mobile Mini, the Existing Mobile Mini guarantors and LDTC previously entered into an Indenture (the Mobile Mini Indenture), dated as of May 7, 2007, pursuant to which Mobile Mini issued $150.0 million in aggregate principal amount of its 6.875% Senior Notes due 2015 (the Mobile Mini Notes). See Note O.
MSG Supplemental Indenture
In connection with the Merger, Mobile Mini entered into a Supplemental Indenture, dated as of June 27, 2008 (the MSG Supplemental Indenture), with Mobile Mini of Ohio LLC, a Delaware limited liability company, Mobile Mini, LLC, a California limited liability company, Mobile Mini, LLC, a Delaware limited liability company, Mobile Mini I, Inc., an Arizona corporation, A Royal Wolf Portable Storage, Inc., a California corporation, Temporary Mobile Storage, Inc., a California corporation, Delivery Design Systems, Inc., an Arizona corporation, Mobile Mini Texas Limited Partnership, LLP, a Texas limited liability partnership (collectively, the New MSG Guarantors), A Better Mobile Storage Company, a California corporation, and Mobile Storage Group (Texas), LP, a Texas limited partnership (the Existing MSG Guarantors), Mobile Storage Group, Inc., a Delaware corporation, and Wells Fargo Bank, N.A., as trustee (Wells Fargo), pursuant to which Mobile Mini became an “Issuer” for all purposes under the MSG Indenture (as defined below) and the New MSG Guarantors became “Guarantors” for all purposes under the MSG Indenture.
Mobile Storage Group, Inc. and Mobile Services Group, Inc., a Delaware corporation (the Original Issuers), the Existing MSG Guarantors and Wells Fargo previously entered into an Indenture (the MSG Indenture), dated as of August 1, 2006, pursuant to which the Original Issuers issued $200.0 million in aggregate principal amount of 9.75% Senior Notes due 2014 (the MSG Notes). The MSG Indenture includes covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. See Note O.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Preferred Stock
In connection with the Merger, we issued 8.6 million shares of Mobile Mini preferred stock called Series A Convertible Redeemable Participating Preferred Stock, to Mobile Storage Group’s stockholders. The shares were determined to have an initial fair value of $199.5 million based upon a third party valuation. The shares have a liquidation preference of $154.0 million.
The preferred stock will vote together with common stock as a single class. It will rank senior to the common stock only with respect to a distribution upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock which were originally issued to the prior majority owner of Mobile Storage Group may require Mobile Mini to redeem all of the outstanding preferred stock if (i) Mobile Mini enters into a binding agreement in respect of a sale of the company at a sale price equal to less than $23 per share or (ii) at any time after the tenth anniversary of the closing date. If such majority holders do not exercise their redemption rights following either of these events, Mobile Mini at its option may redeem the preferred stock. The preferred stock is convertible into 8.6  million shares of Mobile Mini’s common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per Mobile Mini common share. The preferred stock will be mandatorily convertible into Mobile Mini common stock if, after the first anniversary of the issuance of the preferred stock, Mobile Mini’s common stock trades above $23.00 per share for a period of 30 consecutive days. The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and will not impose any covenants upon Mobile Mini.
Under a Stockholders Agreement entered into with the sellers of Mobile Storage Group, Mobile Mini must use all commercially reasonable efforts to file a shelf registration statement on Form S-3 under the U.S. Securities Act of 1933, as amended, before April 27, 2009 covering all of the shares of Mobile Mini common stock issuable upon conversion of the preferred stock and any shares of Mobile Mini common stock received in respect of the preferred stock (called the registrable securities) then held by any Mobile Storage Group stockholders party to the Stockholders Agreement to enable the resale of such registrable securities after June 27, 2009.
The registration rights granted in the Stockholders Agreement are subject to customary restrictions such as blackout periods and limitations on the number of shares to be included in any underwritten offering imposed by the managing underwriter. In addition, the Stockholders Agreement contains other limitations on the timing and ability of the holders of registrable securities to exercise demands.
NOTE C — Recent Accounting Pronouncements
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries; therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.
In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We currently adhere to FSP 142-3.
NOTE D — Fair Value Measurements
As described in Note C, we adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate swap agreements	$(1,589)	$—	$(1,589)	$—	(1)

(1)	Our interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates. We have consistently applied these calculation techniques to all periods presented. At June 30, 2008, the fair value of interest rate swap agreements is recorded in accrued liabilities in our condensed consolidated balance sheet.
NOTE E — Earnings Per Share
As a result of issuing the Preferred Stock, which participates in distributions of earnings on the same basis as shares of common stock, the Company has applied the provisions of EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF No. 03-6). This issue established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF No. 03-6 requires earnings for the period to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and convertible preferred stock using the treasury stock method.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month period ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$6,331	$4,861	$19,028	$15,519
Less: Earnings allocable to preferred stock	—	(40)	—	(40)

Net income available to common stockholders	$6,331	$4,821	$19,028	$15,479

Basic EPS Denominator:
Common stock outstanding beginning of period	35,645	34,091	35,640	34,041
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	167	24	87	59

Denominator for basic net income per share	35,812	34,115	35,727	34,100

Diluted EPS Denominator:
Common stock outstanding beginning of period	35,645	34,091	35,640	34,041
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	167	24	87	59
Dilutive effect of employee stock options on nonvested share-swards assumed converted during the period ended June 30,	1,028	572	1,016	414
Dilutive effect of convertible preferred stock assumed converted during the period ended June 30	—	282	—	141

Denominator for diluted net income per share	36,840	34,969	36,743	34,655

Basic net income per share	$0.18	$0.14	$0.53	$0.45

Diluted net income per share	$0.17	$0.14	$0.52	$0.45

For the three months ended June 30, 2007 and 2008, options to purchase 302,550 and 507,330 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2007 and 2008, options to purchase 496,050 and 564,400 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of June 30, 2007 and 2008 does not include 251,783 and 683,182, respectively, of nonvested share-awards because the awards had not then vested. For the three months ended June 30, 2007 and 2008, 2,571 and 45,663, respectively, of nonvested share awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2007 and 2008, 3,907 and 320,312, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, the if-converted method was used to calculate diluted earnings per share as it was not anti-dilutive in either period.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE F — Share-Based Compensation
At June 30, 2008, we had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of our common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
In 2005, we began awarding nonvested shares under the existing share-based compensation plans. These share awards vest over a four year period for awards to an executive officer or over a five year period for awards to employees other than executive officers. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest. Starting in December 2006, we awarded to certain of our executive officers nonvested share-awards with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. At the date of the 2007 awards, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by our Board of Directors on February 20, 2008, at which point, the value of each nonvested share-award was $15.85. We are required to assess the probability that the performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable we will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. For performance based awards granted in 2006 and 2007, the accelerated attribution method has been used to recognize the expense.
In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group’s employees, we awarded nonvested share awards for an aggregate of 157,535 shares. These awards vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of June 30, 2008, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $15.0 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.
The total value of the stock option grants is expensed on a straight-line basis over the service period of the employees receiving the grants. As of June 30, 2008, total unrecognized compensation cost related to stock option grants was approximately $3.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2008 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2007	2,028	$17.02
Granted	—	—
Exercised	(98)	10.77
Terminated/expired	(52)	16.94

Balance at June 30, 2008	1,878	$17.35

The intrinsic value of options exercised during the six months ended June 30, 2008 was $1.0 million.
A summary of nonvested share-awards activity within our share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at December 31, 2007	532	$22.46
Awarded	165	20.44
Released	(7)	33.61
Forfeited	(7)	20.61

Nonvested at June 30, 2008	683	$21.90

A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2008, is as follows:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	(In	Exercise	Contractual	(In
	thousands)	Price	Term	thousands)
Outstanding	1,878	$17.35	5.4	$8,415
Vested and expected to vest	1,723	$16.80	5.2	$8,209
Exercisable	1,519	$16.09	4.9	$7,721
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

Six Months Ended
June 30, 2007
Risk-free interest rate	4.58%
Expected holding period (years)	3.00
Expected stock volatility	33.24%
Expected dividend rate	0.00%
There were no stock options granted during the six months ended June 30, 2008.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE G — Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of portable storage units and office units, primarily for our lease fleet and our units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at our manufacturing facility that are either pre-sold or being built to add to our lease fleet upon completion. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with our lease fleet standards before transferring the units to our lease fleet. There is no certainty when we purchase the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into our lease fleet. Units that we add to our lease fleet undergo an extensive refurbishment process that includes installing our proprietary locking system, signage, painting and sometimes adding our proprietary security doors. The increases in inventories include $7.8 million that are the result of the Merger.

	December 31, 2007	June 30, 2008
	(In thousands)
Raw material and supplies	$21,801	$25,520
Work-in-process	2,819	5,022
Finished portable storage units	4,811	10,395

	$29,431	$40,937

NOTE H — We adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE I — Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets. Property, plant and equipment consist of the following at:

	December 31, 2007	June 30, 2008
	(In thousands)
Land	$772	$8,687
Vehicles and equipment	60,490	84,723
Buildings and improvements	11,514	13,821
Office fixtures and equipment	11,579	16,123

	84,355	123,354
Less accumulated depreciation	(28,992)	(32,422)

	$55,363	$90,932

The increase in property, plant and equipment includes $34.2 million that is due to the Merger.
NOTE J - Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over our units’ estimated useful life, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2007, the lease fleet totaled $865.6 million as compared to $1,166.3 million at June 30, 2008, before accumulated depreciation of $62.7 million and $69.8 million, respectively. The increase in the value of the lease fleet before accumulated depreciation includes $272.1 million in units acquired as part of the Merger.
Lease fleet consists of the following at:

	December 31, 2007	June 30, 2008
	(In thousands)
Steel storage containers	$459,665	$623,365
Offices	402,640	523,218
Van trailers	2,330	16,880
Other	956	2,832

	865,591	1,166,295
Accumulated depreciation	(62,668)	(69,764)

	$802,923	$1,096,531

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE K— The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. We have operations in the United States, Canada, the United Kingdom and The Netherlands. All of our branches operate in their local currency and although we are exposed to foreign exchange rate fluctuation in other foreign markets where we lease and sell our products, we do not believe this will have a significant impact on our results of operations. Currently, our branch operation is the only segment that concentrates on our core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. We do not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. We lease to businesses and consumers in the general geographic area surrounding each branch. The operation includes our manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
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
The tables below represent our revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)
	2007	2008	2007	2008
North America	$72,400	$73,615	$139,970	$145,429
Other Nations	5,850	7,470	11,300	14,197

Total revenues	$78,250	$81,085	$151,270	$159,626

Long-lived assets:

	December 31, 2007	June 30, 2008
	(In thousands)
North America	$810,573	$1,023,560
Other Nations	47,713	163,903

Total long-lived assets	$858,286	$1,187,463

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE L — Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)
Net income	$6,331	$4,861	$19,028	$15,519
Net unrealized holding gain (loss) on derivatives	(84)	1,278	(202)	(208)
Foreign currency translation adjustment	1,138	817	1,229	783

Total comprehensive income	$7,385	$6,956	$20,055	$16,094

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2007	June 30, 2008
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$(769)	$(977)
Foreign currency translation adjustment	5,105	5,889

Total accumulated other comprehensive income	$4,336	$4,912

NOTE M — Mergers and Acquisitions
We enter new markets in one of two ways, either by a new branch start-up or through acquiring a business consisting of the portable storage assets and related leases of other companies. An acquisition generally provides us with cash flow which enables us to immediately cover the overhead cost at the new branch. On occasion, we also purchase portable storage businesses in areas where we have existing small branches either as part of multi-market acquisitions or in order to increase our operating margins at those branches.
On June 27, 2008, a wholly-owned subsidiary of Mobile Mini merged with and into the ultimate parent company of Mobile Storage Group, Inc., MSG WC Holdings Corp., and immediately thereafter, MSG WC Holdings Corp. and two of its subsidiaries merged with and into Mobile Mini (Merger). As a result of the Merger, Mobile Storage Group, Inc. became a wholly-owned subsidiary of Mobile Mini. Upon the closing, Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.5 million and paid aggregate consideration of $220.8 million representing cash totaling approximately $21.3 million and issued approximately 8.6 million shares of Preferred Stock with a liquidation preference of $154.0 million and an estimated fair value at issuance of $199.5 million. The Merger was effected pursuant to a merger agreement entered into on February 22, 2008. The Merger was approved by Mobile Mini stockholders at a special meeting of stockholders on June 26, 2008.
The results of operations for MSG are included herein from the effective date of the Merger, June 27, 2008. The results of operations had an immaterial impact on our operations for the period ended June 30, 2008, however, the Company’s consolidated statements of income were impacted by the estimated expenses accrued related to integration and merger costs recorded for the period ended June 30, 2008. This expense, approximately $11.6 million, primarily relates to transaction costs, incurred or estimated to be incurred for the closing of overlapping Mobile Mini lease properties and the repositioning of assets between the two entities’ locations and personnel relocation costs. Certain other costs, primarily related to Mobile Mini’s personnel closing bonuses and severance agreements and certain corporate costs incurred during the integration will be expensed as integration and merger expense as incurred in future periods.
The Merger was accounted for as the purchase of a business in accordance with SFAS No. 141, Business Combinations, with the purchased assets and the assumed liabilities recorded at their estimated fair values at the date of acquisition.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The aggregate purchase price of the assets and operations acquired consists of the following for the six month period ended June 30, 2008:

2008
(In thousands)
Cash	$21,273
Assumption of debt	540,552
Issuance of convertible preferred stock, as initially valued	199,500

Total	$761,325

Cash paid of $27.2 million is net of cash acquired of $5.9 million.
The fair value of the assets acquired and liabilities assumed have been initially allocated as follows:

2008
(In thousands)
Receivables	$30,880
Inventories	7,872
Lease fleet, net	272,119
Property, plant and equipment, net	34,226
Deposits, prepaid expenses and other assets	2,767
Intangible assets:
Customer lists	13,737
Trade names	54,995
Non-compete agreements	955
Goodwill	472,716
Liabilities and other	(66,580)
Deferred taxes	(62,362)

$761,325

The reserve related to any leased property that is subsequently sub-leased or negotiated to terminate will be adjusted as each such agreement is consummated.
The purchase price for the acquisition of Mobile Storage Group has been initially allocated to the assets acquired and liabilities assumed based upon estimated fair values as of the Merger date and the allocation is subject to adjustments when additional information concerning asset and liability valuations is finalized. We do not believe any adjustments to the allocation of the purchase price or the reserves will have any material effect on our results of operations or financial position.
Included in other assets and intangibles are: (1) non-compete agreements that are amortized over the life of the agreement, typically 5 years, using the straight-line method with no residual value, (2) values associated with trade names which are not amortized as they have an indefinite life and (3) values associated with customer lists that are amortized on an accelerated basis over 10 years with no residual value.
In connection with the Merger, we identified additional remaining costs expected to be incurred to exit overlapping Mobile Storage Group’s lease properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verifications and for damaged assets and recorded accrued liabilities and reserves of approximately $21.2 million. These liabilities and reserves are preliminary and are subject to adjustments, both positive and negative, as additional information and data becomes available.
Substantially all of the operating activities of Mobile Storage Group will continue as it is integrated into the operations of Mobile Mini. Upon signing of the merger agreement, both companies made plans to integrate their operations. All corporate functions in the United States, such as payroll, accounting, personnel and collections were transferred to Mobile Mini and discontinued at Mobile Storage Group. As part of the merger of the operations in the United Kingdom, one corporate office will be closed and consolidated with the other. In all cities with overlapping Mobile Storage Group and Mobile Mini branch locations, one branch will be shut down and consolidated with the other. In connection with this consolidation, certain corporate office, regional management and branch employees not hired by Mobile Mini were terminated in exchange for a severance payment. The majority of this consolidation was completed shortly after closing of the merger and the remainder will continue through the end of this year.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE N — Supplemental Pro Forma Information
The following table summarizes Mobile Mini’s unaudited condensed consolidated statements of income as if the merger with MSG WC Holdings Corp., the ultimate parent company of Mobile Storage Group, occurred on January 1 of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)
Total revenue	$133,478	$140,766	$260,123	$279,522
Net income	$(0.9)	$6,995	$11,504	$18,948
Diluted earnings per share	$(0.02)	$0.16	$0.25	$0.44
The above table includes integration and merger expense of $11.6 million for all periods presented and $11.2 million of debt extinguishment expense in the 2007 periods presented.
The unaudited pro forma financial information is presented for informational purposes only and is not indicative, and should not be relied upon as being indicative of the results of operations that would have been achieved if the merger had actually taken place at the beginning of each of the periods presented.
NOTE O — Condensed Consolidating Financial Information
Mobile Mini Supplemental Indenture
In connection with the Merger, Mobile Mini entered into Mobile Mini Supplemental Indenture described in Note B pursuant to which the New Mobile Mini Guarantors became “Guarantors” under the Mobile Mini Indenture relating to the Senior Notes.
In connection with the Merger, Mobile Mini also entered into the MSG Supplemental Indenture described in Note B pursuant to which Mobile Mini became an “Issuer” under the MSG Indenture and the New MSG Guarantors became “Guarantors” under the MSG Indenture.
As a result of the Supplemental Indentures described above, the same subsidiaries of the Company are guarantors under each of the MSG Notes and the Senior Notes.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following tables present the condensed consolidating financial information of Mobile Mini, Inc., representing the subsidiaries of the Guarantors of the Senior Notes and MSG Notes and the Non-Guarantor Subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, and management has determined that such information is not material to investors.
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,390	$5,155	$—	$7,545
Receivables, net	49,774	20,661	—	70,435
Inventories	38,108	2,878	(49)	40,937
Lease fleet, net	951,832	144,699	—	1,096,531
Property, plant and equipment, net	71,728	19,204	—	90,932
Deposits and prepaid expenses	10,260	2,954	—	13,214
Other assets and intangibles, net	67,155	25,032	—	92,187
Goodwill	460,767	91,797	—	552,564
Intercompany	127,371	36,559	(163,930)	—

Total assets	$1,779,385	$348,939	$(163,979)	$1,964,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$21,374	$16,691	$—	$38,065
Accrued liabilities	86,717	10,044	—	96,761
Lines of credit	470,937	133,182	—	604,119
Notes payable	417	16,730	(16,596)	551
Obligations under capital leases	6,245	3	—	6,248
Senior notes, net	345,421	—	—	345,421
Deferred income taxes	169,861	26,266	(332)	195,795
Intercompany	23	97,341	(97,364)	—

Total liabilities	1,100,995	300,257	(114,292)	1,286,960

Commitments and contingencies

Convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	370	18,433	(18,433)	370
Additional paid-in capital	328,000	31,536	(31,536)	328,000
Retained earnings	235,126	(5,995)	282	229,413
Accumulated other comprehensive income	204	4,708	—	4,912
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	524,400	48,682	(49,687)	523,395

Total liabilities and stockholders’ equity	$1,779,385	$348,939	$(163,979)	$1,964,345

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash	$2,033	$1,670	$—	$3,703
Receivables, net	31,046	6,175	—	37,221
Inventories	26,708	2,769	(46)	29,431
Lease fleet, net	764,133	38,790	—	802,923
Property, plant and equipment, net	46,439	8,924	—	55,363
Deposits and prepaid expenses	10,386	948	—	11,334
Other assets and intangibles, net	6,256	2,830	—	9,086
Goodwill	66,251	13,539	—	79,790
Intercompany	36,575	36,145	(72,720)	—

Total assets	$989,827	$111,790	$(72,766)	$1,028,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$14,049	$6,511	$—	$20,560
Accrued liabilities	37,330	1,611	—	38,941
Lines of credit	205,100	32,757	—	237,857
Notes payable	743	16,596	(16,596)	743
Obligations under capital leases	6	4	—	10
Senior notes, net	149,379	—	—	149,379
Deferred income taxes	125,439	(1,702)	(266)	123,471
Intercompany	25	6,129	(6,154)	—

Total liabilities	532,071	61,906	(23,016)	570,961

Commitments and contingencies

Stockholders’ equity:
Common stock	367	18,433	(18,433)	367
Additional paid-in capital	278,591	31,538	(31,536)	278,593
Retained earnings	217,404	(3,729)	219	213,894
Accumulated other comprehensive income	694	3,642	—	4,336
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	457,756	49,884	(49,750)	457,890

Total liabilities and stockholders’ equity	$989,827	$111,790	$(72,766)	$1,028,851

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
As of the Three Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$67,731	$5,118	$—	$72,849
Sales	5,612	2,224	(11)	7,825
Other	272	139	—	411

Total revenues	73,615	7,481	(11)	81,085

Costs and expenses:
Cost of sales	3,524	1,842	(8)	5,358
Leasing, selling and general expenses	38,384	5,412	—	43,796
Integration and merger expense	11,293	316	—	11,609
Depreciation and amortization	5,139	608	—	5,747

Total costs and expenses	58,340	8,178	(8)	66,510

Income (loss) from operations	15,275	(697)	(3)	14,575

Other income (expense):
Interest income	348	25	(344)	29
Interest expense	(5,679)	(1,084)	344	(6,419)
Foreign currency exchange	—	3	—	3

Income (loss) before provision for (benefit from) income taxes	9,944	(1,753)	(3)	8,188
Provision for (benefit from) income taxes	3,808	(447)	(34)	3,327

Net income (loss)	$6,136	$(1,306)	$31	$4,861

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$66,550	$3,812	$—	$70,362
Sales	5,606	1,956	(24)	7,538
Other	244	106	—	350

Total revenues	72,400	5,874	(24)	78,250

Costs and expenses:
Cost of sales	3,573	1,605	(18)	5,160
Leasing, selling and general expenses	36,201	4,134	—	40,335
Depreciation and amortization	4,590	523	—	5,113

Total costs and expenses	44,364	6,262	(18)	50,608

Income (loss) from operations	28,036	(388)	(6)	27,642

Other income (expense):
Interest income	390	26	(387)	29
Interest expense	(5,710)	(777)	387	(6,100)
Debt extinguishment expense	(11,224)	—	—	(11,224)
Foreign currency exchange	—	(1)	—	(1)

Income (loss) before provision for (benefit from) income taxes	11,492	(1,140)	(6)	10,346
Provision for (benefit from) income taxes	4,307	(256)	(36)	4,015

Net income (loss)	$7,185	$(884)	$30	$6,331

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$133,073	$9,812	$—	$142,885
Sales	11,822	4,120	(19)	15,923
Other	534	284	—	818

Total revenues	145,429	14,216	(19)	159,626

Costs and expenses:
Cost of sales	7,610	3,396	(15)	10,991
Leasing, selling and general expenses	76,977	10,289	—	87,266
Integration and merger expense	11,293	316	—	11,609
Depreciation and amortization	10,214	1,202	—	11,416

Total costs and expenses	106,094	15,203	(15)	121,282

Income (loss) from operations	39,335	(987)	(4)	38,344

Other income (expense):
Interest income	678	46	(662)	62
Interest expense	(11,158)	(2,069)	663	(12,564)
Foreign currency exchange	—	(8)	—	(8)

Income (loss) before provision for (benefit from) income taxes	28,855	(3,018)	(3)	25,834
Provision for (benefit from) income taxes	11,136	(754)	(67)	10,315

Net income (loss)	$17,719	$(2,264)	$64	$15,519

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$129,291	$7,124	$—	$136,415
Sales	10,222	4,008	(38)	14,192
Other	457	206	—	663

Total revenues	139,970	11,338	(38)	151,270

Costs and expenses:
Cost of sales	6,401	3,248	(30)	9,619
Leasing, selling and general expenses	69,399	7,774	—	77,173
Depreciation and amortization	9,018	986	—	10,004

Total costs and expenses	84,818	12,008	(30)	96,796

Income (loss) from operations	55,152	(670)	(8)	54,474

Other income (expense):
Interest income	755	26	(744)	37
Interest expense	(11,437)	(1,361)	745	(12,053)
Debt extinguishment expense	(11,224)	—	—	(11,224)
Foreign currency exchange	—	(1)	—	(1)

Income (loss) before provision for (benefit from) income taxes	33,246	(2,006)	(7)	31,233
Provision for (benefit from) income taxes	12,737	(463)	(69)	12,205

Net income (loss)	$20,509	$(1,543)	$62	$19,028

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$17,719	$(2,264)	$64	$15,519
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	573	177	—	750
Amortization of deferred financing costs	669	—	—	669
Share-based compensation expense	2,095	269	—	2,364
Depreciation and amortization	10,214	1,202	—	11,416
Gain on sale of lease fleet units	(2,750)	(344)	—	(3,094)
Loss on disposal of property, plant and equipment	29	—	—	29
Other income	(662)	—	662	—
Deferred income taxes	11,057	(753)	(67)	10,237
Foreign currency exchange loss	—	8	—	8
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,151)	137	—	(3,014)
Inventories	(4,519)	949	—	(3,570)
Deposits and prepaid expenses	1,337	(437)	—	900
Other assets and intangibles	100	(1)	—	99
Accounts payable	(3,715)	1	—	(3,714)
Accrued liabilities	12,726	216	—	12,942
Intercompany	31	457	(488)	—

Net cash provided by (used in) operating activities	41,753	(383)	171	41,541

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(24,485)	3,212	—	(21,273)
Additions to lease fleet units	(24,375)	(10,238)	—	(34,613)
Proceeds from sale of lease fleet units	7,299	1,759	(1)	9,057
Additions to property, plant and equipment	(3,768)	(1,074)	—	(4,842)
Proceeds from sale of property, plant and equipment	59	—	—	59

Net cash used in investing activities	(45,270)	(6,341)	(1)	(51,612)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	130,860	9,934	(31)	140,763
Deferred financing costs	(14,555)	—	—	(14,555)
Principal payments on notes payable	(113,101)	—	—	(113,101)
Principal payments on capital lease obligations	(6)	(1)	—	(7)
Issuance of common stock, net	1,053	—	—	1,053

Net cash provided by financing activities	4,251	9,933	(31)	14,153

Effect of exchange rate changes on cash	(377)	276	(139)	(240)

Net increase in cash	357	3,485	—	3,842
Cash at beginning of period	2,033	1,670	—	3703

Cash at end of period	$2,390	$5,155	$—	$7,545

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$20,509	$(1,543)	$62	$19,028
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Debt extinguishment expense	2,298	—	—	2,298
Provision for doubtful accounts	819	141	—	960
Amortization of deferred financing costs	428	—	—	428
Share-based compensation expense	1,945	205	—	2,150
Depreciation and amortization	9,018	986	—	10,004
Gain on sale of lease fleet units	(2,446)	(295)	—	(2,741)
Loss on disposal of property, plant and equipment	32	—	—	32
Other income	(744)	—	744	—
Deferred income taxes	11,685	(463)	(69)	11,153
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(32)	(1,465)	—	(1,497)
Inventories	(3,407)	(663)	—	(4,070)
Deposits and prepaid expenses	580	(33)	—	547
Other assets and intangibles	(126)	0	—	(126)
Accounts payable	(817)	1,388	—	571
Accrued liabilities	(3,657)	641	—	(3,016)
Intercompany	54	680	(734)	—

Net cash provided by (used in) operating activities	36,139	(420)	3	35,722

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(6,066)	—	—	(6,066)
Additions to lease fleet units	(56,864)	(7,300)	—	(64,164)
Proceeds from sale of lease fleet units	6,535	1,106	(2)	7,639
Additions to property, plant and equipment	(6,203)	(6,335)	—	(12,538)
Proceeds from sale of property, plant and equipment	64	—	—	64

Net cash used in investing activities	(62,534)	(12,529)	(2)	(75,065)

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(25,871)	14,542	412	(10,917)
Proceeds from Senior Notes	149,322	—	—	149,322
Redemption of Senior Notes	(97,500)	—	—	(97,500)
Deferred financing costs	(3,604)	—	—	(3,604)
Principal payments on notes payable	(692)	—	—	(692)
Principal payments on capital lease obligations	(10)	—	—	(10)
Issuance of common stock, net	5,175	—	—	5,175

Net cash provided by financing activities	26,820	14,542	412	41,774

Effect of exchange rate changes on cash	704	43	(413)	334

Net increase in cash	1,129	1,636	—	2,765
Cash at beginning of period	655	715	—	1,370

Cash at end of period	$1,784	$2,351	$—	$4,135

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2007 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission on February 29, 2008 and March 18, 2008, respectively. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements.
Recent Developments
Acquisition of Mobile Storage Group
On June 27, 2008, we acquired the outstanding shares of Mobile Storage Group through a merger of a wholly-owned subsidiary of Mobile Mini into Mobile Storage Group’s ultimate parent, MSG WC Holdings Corp. (the Merger). Immediately thereafter, each of MSG WC Holdings Corp. and two of its direct subsidiaries merged with and into Mobile Mini and Mobile Storage Group became a wholly-owned subsidiary of Mobile Mini.
In connection with the Merger, Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.5 million and paid cash totaling approximately $21.3 million and issued approximately 8.6 million shares of Preferred Stock with an initial fair value at issuance of $199.5 million. The Merger was effected pursuant to a merger agreement entered into on February 22, 2008. The Merger was approved by Mobile Mini stockholders at a special meeting of stockholders on June 26, 2008.
Mobile Mini’s unaudited condensed consolidated statements of income for the reporting periods ended June 30, 2008, included certain estimated expenses related to integration and merger. See the condensed unaudited consolidated financial statements and notes thereto included herein for additional information on the merger transactions.
This is the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. As a result of the Merger, we have 79 branch locations in 35 states in the U.S., 20 branch locations in the U.K., 3 branch locations in Canada, 1 branch location in The Netherlands and 12 operational yards in the U.S., in addition to our corporate offices and our manufacturing facility.
Credit Agreement
In connection with the Merger, we expanded our revolving credit facility to increase our borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and its subsidiaries under the Credit Agreement are secured by a blanket lien on substantially all of our assets.
For more information on the Credit Agreement, see “Liquidity and Capital Resources” below.
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
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Our sales revenues as a percentage of total revenues represented 10% of revenues for the six-month period ended June 30, 2008 as compared to 9.9% of revenues for the fiscal year ended December 31, 2007. Our European subsidiaries, which in 2007 derived approximately 31.6% of their revenues from container sales, are being transitioned to our leasing business model. Sales continue to be a large part of their revenues, representing approximately 28.9% of their revenues for the six months ended June 30, 2008.
Historically, prior to the Merger, we have expanded our operations through both internally generated growth and acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 43% and 40% of our units on rent at December 31, 2007 and 2006, respectively, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S., the growth rate in this sector began to moderate and the level of our construction related business began to slow down in certain geographic areas, particularly in the southeast and southwest. This softness in the non-residential construction market is expected to continue over the next 12 months. We were able to offset a portion of these economic effects by continuing to gain market share for certain of our products, particularly our manufactured containers and portable offices, and by rapidly growing our base in Europe and certain geographic areas in the U.S. We believe that the loss of liquidity that is apparent in the financial markets in 2008 could continue to adversely affect the availability of credit to finance construction projects, which could exert downward pressure on our growth rate. To date, we have noted the most severe economic weakness in our California, Arizona and Florida markets.
In managing our business, we focus on our growth in leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Mobile Mini’s goal is to maintain a high growth rate so that revenue growth will exceed inflationary growth in expenses.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to eliminate the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. In 2008 the cost of events related to the integration of our existing operations and acquired operations and merger expenses would be excluded to arrive at adjusted EBITDA.

Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the interest rate in effect under the Credit Agreement at any point in time. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)
EBITDA	$32,783	$20,354	$64,514	$49,814
Senior Note redemption premiums	(8,926)	—	(8,926)	—
Interest paid	(8,453)	(3,712)	(16,429)	(6,990)
Income and franchise taxes paid	(479)	(327)	(594)	(429)
Share-based compensation expense	1,210	1,376	2,150	2,364
Gain on sale of lease fleet units	(1,447)	(1,603)	(2,741)	(3,094)
Loss on disposal of property, plant and equipment	23	—	32	29
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,803)	(4,898)	(537)	(2,265)
Inventories	(65)	(3,067)	(4,070)	(3,570)
Deposits and prepaid expenses	1,220	357	547	900
Other assets and intangibles	305	4,430	302	99
Accounts payable and accrued liabilities	1,655	7,701	1,474	4,683

Net cash provided by operating activities	$15,023	$20,611	$35,722	$41,541

EBITDA is calculated as follows, without further adjustment, for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands except percentages)
Net income	$6,331	$4,861	$19,028	$15,519
Interest expense	6,100	6,419	12,053	12,564
Provision for income taxes	4,015	3,327	12,205	10,315
Depreciation and amortization	5,113	5,747	10,004	11,416
Debt extinguishment expense	11,224	—	11,224	—

EBITDA	$32,783	$20,354	$64,514	$49,814

EBITDA margin(1)	41.9%	25.1%	42.6%	31.2%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
In managing our business, we routinely compare our EBITDA margins from year to year and based upon age of branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis.
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

In connection with the Merger, we acquired assets that were not part of our principal lease fleet. These assets include timber units which are older wood constructed portable offices in the U.K. that are depreciated over 5 years to 10% of their assigned value. Other units include portable fiberglass chemical toilets that are depreciated over 3 years to 30% of their assigned value.
The table below summarizes those transactions that increased the net value of our lease fleet from $802.9 million at December 31, 2007, to $1,096.5 million at June 30, 2008:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2007, net	$802,923	160,116

Purchases:
Container purchases and containers obtained through acquisitions, including freight	207,785	94,150
Non-container or office units obtained through acquisitions	72,824	21,487

Manufactured units:
Steel storage containers, combination storage/office combo units and steel security Offices	13,977	1,002
New wood mobile offices	7,020	218

Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	2,927	641	(1)
Refurbishment or customization of 1,761 units purchased in a prior year	3,624	100	(2)
Refurbishment or customization of 278 units obtained through acquisition in a prior year	316	115	(3)

Other	(1,825)	(457)
Cost of sales from lease fleet	(5,962)	(2,219)
Depreciation	(7,078)

Lease fleet at June 30, 2008, net	$1,096,531	275,153

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.
The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2008:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$623,365	218,240
Offices	523,218	42,386
Van trailers	16,880	14,527
Other	2,832

	1,166,295
Accumulated depreciation	(69,764)

	$1,096,531	275,153

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2007. At June 30, 2008, based on these appraisal values, the fair market value of our lease fleet was approximately 112.6% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $885.7 million, which equates to 80.8% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008, Compared to
Three Months Ended June 30, 2007
Total revenues for the quarter ended June 30, 2008, increased by $2.8 million, or 3.6%, to $81.1 million from $78.3 million for the same period in 2007. Leasing revenues for the quarter increased by $2.5 million, or 3.5%, to $72.8 million from $70.4 million for the same period in 2007. This increase resulted from a 2.1% increase in the average rental yield per unit, a 1.3% increase in the average number of units on lease and a 0.1% increase due to exchange rates as compared to the 2007 second quarter. The increase in yield resulted from an increase in average rental rates in North America over the last year and an increase in delivery charges for units. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by an increase in the portion of our business conducted in Europe, where units are smaller and rates are lower. Our sales of portable storage and office units for the three months ended June 30, 2008, increased by 3.8% to $7.8 million from $7.5 million during the same period in 2007, with the increase primarily related to sales at our locations in Europe. As a percentage of total revenues, leasing revenues for the quarter ended June 30, 2008 and 2007 represented 89.8% and 89.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years.
Cost of sales are the costs related to our sales revenues only. Cost of sales stood at 68.5% of sales revenues for both periods. For both periods, our gross margins remained relatively high at 31.5% for both quarters, as we were able to pass the higher price of used containers on to our customers.
Leasing, selling and general expenses increased $3.5 million, or 8.6%, to $43.8 million for the quarter ended June 30, 2008, from $40.3 million for the same period in 2007. Leasing, selling and general expenses, as a percentage of total revenues, increased to 54.0% for the quarter ended June 30, 2008, from 51.5% for the same period in 2007. As the markets we entered in the past few years continue to mature and as their revenues increase to cover our fixed expenses at those locations, we expect these markets will begin to contribute higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the quarter ended June 30, 2008, were primarily fixed costs for payroll and related expenses to support our leasing activities, delivery and freight costs, including the increased cost of fuel. Between the second and third quarters of 2007, we increased staffing levels at our European branches, increased advertising, secured additional transportation equipment and completed the move to our own rental locations. These expense increases are in part responsible for the increase in leasing, selling and general expenses during the three months ended June 30, 2008 as compared with the prior year period. In addition, during the three months ended June 30, 2008, we incurred $1.2 million of additional expenses compared to same quarter in prior year in higher fuel costs incurred related to picking up containers.
Integration and merger expense for the 2008 period of $11.6 million primarily represents estimated costs for exiting certain of Mobile Mini’s branch operations that overlapped with Mobile Storage Group’s properties, repositioning and relocating assets to their intended location and other costs associated with the integration of the companies. Other costs related to the Merger will be expensed as incurred, and will include compensation expense and office costs associated with closing certain branch locations, severance payments to employees and costs to convert their operations and systems to our enterprise resource planning (ERP) system.
EBITDA, excluding the integration and merger expense in 2008, decreased $0.8 million to $32.0 million for the quarter ended June 30, 2008 compared to $32.8 million for the three months ended June 30, 2007. Including merger and integration expense, EBITDA decreased $12.4 million to $20.4 compared to $32.8 for the same period in 2007. EBITDA in 2007 excludes debt extinguishment expense.

Depreciation and amortization expenses increased $0.6 million, or 12.4%, to $5.7 million in the quarter ended June 30, 2008, as compared to $5.1 million during the same period in 2007. The increase is primarily due to the growth in lease fleet and related delivery equipment over the last year in order to meet increased demand and market expansion. Since June 30, 2007, excluding the Merger, our lease fleet cost basis for depreciation increased by approximately $ 85.6 million.
Interest expense increased $0.3 million, or 5.2%, to $6.4 million for the quarter ended June 30, 2008 as compared to $6.1 million for the same period in 2007. Our average debt outstanding for the three months ended June 30, 2008, compared to the same period in 2007, increased by 23.5%, including weight averaging of the debt obligations assumed in the Merger. Our average borrowing rate decreased during the second quarter of 2008 from the prior year level in part because of the lower LIBOR rates in effect during the 2008 period and in part due to the redemption of certain higher interest rate fixed debt and issuance of our 6.875% notes in May 2007. The weighted average interest rate on our debt for the three months ended June 30, 2008 was 5.8% compared to 7.1% for the three months ended June 30, 2007, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.3% in the 2008 quarter and 7.3% in the 2007 quarter.
Debt extinguishment expense for the 2007 period resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007.
Provision for income taxes was based on our annual effective tax rate of approximately 40.6% in the quarter ended June 30, 2008, as compared to 38.8% during the same period in 2007. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended June 30, 2008, was $4.9 million compared to net income of $6.3 million for the same period in 2007. Our 2008 second quarter net income results include integration and merger expense of $11.6 million (approximately $6.9 million after tax) and in 2007 include the effects of debt extinguishment expense related to our 9.5% Senior Notes, or $11.2 million (approximately $6.9 million after tax).
Six Months Ended June 30, 2008, Compared to
Six Months Ended June 30, 2007
Total revenues for the six months ended June 30, 2008, increased by $8.3 million, or 5.5%, to $159.6 million from $151.3 million for the same period in 2007. Leasing revenues for the six months increased by $6.5 million, or 4.7%, to $142.9 million from $136.4 million for the same period in 2007. This increase resulted from a 2.7% increase in the average rental yield per unit, a 1.8% increase in the average number of units on lease and a 0.2% increase due to exchange rates as compared to the 2007 second quarter. The increase in yield resulted from an increase in average rental rates in North America over the last year. An increase in the mix of premium units having higher rental rates being added to our fleet was offset by an increase in the portion of our business conducted in Europe, where units are smaller and rates are lower. Our sales of portable storage and office units for the six months ended June 30, 2008, increased by 12.2% to $15.9 million from $14.2 million during the same period in 2007, with the increase primarily related to a combination of increased sales of customized units at our locations in the United States during the first quarter of 2008 and increased sales activity in Europe during the second quarter. As a percentage of total revenues, leasing revenues for the six months ended June 30, 2008, represented 89.5% as compared to 90.2% for the same period in 2007. Our leasing business continues to be our primary focus and leasing revenues have been the predominant part of our revenue mix for several years.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the six months ended June 30, 2008, increased to 69.0% of sales revenues from 67.8% of sales revenues in the same period in 2007. This increase was partially due to the sale of custom units and units sold from prior acquisitions at lower than typical margins. Our gross margin remained relatively high at 31.0% and 32.2% for the 2008 and 2007 periods, respectively.
Leasing, selling and general expenses increased $10.1 million, or 13.1%, to $87.3 million for the six months ended June 30, 2008, from $77.2 for the same period in 2007. Leasing, selling and general expenses, as a percentage of total revenues, increased to 54.7% for the six months ended June 30, 2008, from 51.0% for the same period in 2007. As the markets we entered in the past years continue to mature and as their revenues increase to cover our fixed expenses at those locations, we expect these markets will begin to contribute higher margins on incremental lease revenues. Each additional unit on lease in excess of the break-even level contributes significantly to profitability. The major increases in leasing, selling and general expenses for the six months ended June 30, 2008, were primarily fixed costs for payroll and related expenses to support our leasing activities, delivery and freight costs, including the increased cost of fuel. Between the first and third quarters of 2007, we increased staffing levels at our European branches, increased advertising, secured additional transportation equipment and completed the move to our own rental locations. These expense increases are in part responsible for the increase in leasing, selling and general expenses during the six months ended June 30, 2008 as compared to the prior year period. In addition, results for the six months ended June 30, 2008 had benefited from lower repair and maintenance expenses related to our lease fleet. In addition, during the six months ended June 30, 2008, we incurred $3.0 million of additional expenses related to picking up containers and higher fuel costs.
Integration and merger expense for the 2008 period primarily represents estimated costs for exiting certain of Mobile Mini’s branch operations that overlapped with Mobile Storage Group’s properties, repositioning and relocating assets to their intended location and other costs associated with personnel and office expenses associated with the integration of the companies. Other continuing costs for the Merger will be expensed as incurred, and will include compensation expense and office costs associated with closing certain branch locations, severance payments to employees and costs to convert their operations and systems to our ERP system.
EBITDA, excluding the integration and merger expense in 2008, decreased $3.1 million to $61.4 million for the six months ended June 30, 2008 compared to $64.5 million for the same period in 2007. Including this expense, EBITDA decreased $14.7 million to $49.8 compared to $64.5 for the same period in 2007. EBITDA in 2007 excludes debt extinguishment expense.
Depreciation and amortization expenses increased $1.4 million, or 14.1%, to $11.4 million in the six months ended June 30, 2008, from $10.0 million during the same period in 2007. The increase is primarily due to the growth in lease fleet and related delivery equipment over the last year in order to meet increased demand and market expansion. Since June 30, 2007, excluding the Merger, our lease fleet cost basis for depreciation increased by approximately $85.6 million.
Interest expense increased $0.5 million, or 4.2%, to $12.6 million for the six months ended June 30, 2008, as compared to $12.1 million for the same period in 2007. Our average debt outstanding for the six months ended June 30, 2008, compared to the same period in 2007, increased by 23.2%, including weight averaging of the debt obligations assumed in the Merger. Our average borrowing rate declined during the second quarter of 2008 from the prior year level in part because of the lower LIBOR rates in effect during the 2007 period and in part due to the redemption of certain higher interest rate fixed debt and issuance of our 6.875% notes in May 2007. The weighted average interest rate on our debt for the six months ended June 30, 2008 was 6.0%, as compared to 7.2% for the six months ended June 30, 2007 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.3% in the 2008 quarter and 7.5% in the 2007 quarter.
Debt extinguishment expense for the 2007 period resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007.
Provision for income taxes was based on our annual effective tax rate of approximately 39.9% in the six months ended June 30, 2008, as compared to 39.1% during the same period in 2007. Our consolidated tax provisions include the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the six months ended June 30, 2008, was $15.5 million compared to net income of $19.0 million for the same period in 2007. Our 2008 net income results include integration and merger expense of $11.6 million (approximately $7.0 million after tax) and in 2007 include the effects of debt extinguishment expense related to our 9.5% Senior Notes, or $11.2 million (approximately $6.9 million after tax).
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
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our May 2007 offering of Senior Notes and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. During the six months ended June 30, 2008, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility In connection with the Merger, we expanded our revolving credit facility to increase our borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.
On June 27, 2008, we entered into the $900.0 million Credit Agreement described above under “Recent Developments”. As of August 6, 2008, borrowings outstanding under our credit facility were approximately $605.5 million. At June 30, 2008, we had approximately $604.1 million of borrowings outstanding and $292.6 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.
Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. Beginning after the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon Mobile Mini’s then-debt ratio, as defined in the Agreement
All amounts outstanding under the Credit Agreement are due on June 27, 2013.
The Credit Agreement provides for UK borrowings, denominated in either Pounds Sterling or Euros, by our subsidiary Mobile Mini UK Limited based upon a UK borrowing base and for US borrowings, denominated in Dollars, by Mobile Mini, Inc. based upon a US and Canada borrowing base.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and real property, each multiplied by an applicable advance rate or limit.
The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.
Operating Activities. Our operations provided net cash flow of $41.5 million for the six months ended June 30, 2008, compared to $35.7 million during the same period in 2007. The $5.8 million increase in cash generated by operations in 2008 was primarily due to increases in accrued liabilities, as a result of the preliminary reserves established in connection with the Merger and offset by $3.5 million decrease in net income, primarily due to integration and merger expense, and a corresponding $0.9 million decrease of deferred income taxes. In both years, cash provided by operating activities were negatively impacted by an increase in receivables and inventories, and 2008 was additionally impacted by a reduction in accounts payable. Accrued liabilities increased substantially as a result of the preliminary estimates related to integration and merger expense, whereas 2007 was negatively impacted by a reduction in accrued liabilities.
Investing Activities. Net cash used in investing activities was $51.6 million for the six months ended June 30, 2008, compared to $75.1 million for the same period in 2007. Cash paid for businesses acquired, which related solely to the MSG acquisition, was $21.3 million for the six months ended June 30, 2008. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $25.6 million for the six months ended June 30, 2008, compared to $56.5 million for the same period in 2007. The capital expenditures for our lease fleet are discretionary and we were able to reduce the level of spending as our growth rate declined. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $4.8 million for the six months ended June 30, 2008 compared to the $12.5 million for the same period in 2007. The majority of the 2007 expenditures for additions of delivery equipment, primarily trucks, trailers and forklifts, at our acquired locations, primarily our European branches. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $14.1 million during the six months ended June 30, 2008, as compared to $41.8 million of net cash provided by financing activities for the same period in 2007. During the six months ended June 30, 2008, we increased borrowings under our revolving credit facility by $140.8 million which were used primarily to fund the Merger, related expenses and costs associated with our Credit Agreement.
The interest rate under our $900.0 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinguishment expenses and other adjustments, as defined in the Agreement, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under our prior credit facility at December 31, 2007 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elect. The interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, as defined in our Credit Agreement. The interest rate spread, at June 30, 2008 is set under the agreement at LIBOR plus 2.50% and prime plus 1.0% until June 30, 2009.
At June 30, 2008, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $75.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the six months ended June 30, 2008, of $0.3 million, net of applicable income tax benefit of $0.1 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and our unsecured Senior Notes (including the 9.75% Senior Notes of Mobile Storage Group we assumed as part of the Merger), together with other unsecured notes payable obligations. We also have operating lease commitments for: 1) real estate properties for the majority of our branches, 2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price and 3) other equipment, primarily office machines.
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $3.3 million in letters of credit and an agreement under which we are contingently responsible for $2.9 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies. Additionally, at June 30, 2008, we had $4.0 million held in trust which will be converted into approximately $3.9 million of letters of credit related to insurance policies in connection with the Merger.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment. Currently, we have $6.2 million outstanding under capital lease commitments that we acquired with the Merger.
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
Share-Based Compensation. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. For performance based awards granted in 2007 and 2008, the accelerated attribution model was used to determine the expense of these awards. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $3.5 million of total unrecognized compensation costs related to stock options at June 30, 2008 that are expected to be recognized over a weight-average period of 1.8 years. See Note F to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
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

If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands except per share data)
As Reported:
Net income	$6,331	$4,861	$19,028	$15,519
Diluted earnings per share	$0.17	$0.14	$0.52	$0.45
As adjusted for change in estimates:
Net income	$6,283	$4,834	$18,882	$15,406
Diluted earnings per share	$0.17	$0.14	$0.51	$0.44
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

		Useful	Three Months Ended		Six Months Ended
	Salvage	Life in	June 30,		June 30,
	Value	Years	2007	2008	2007	2008
			(In thousands except per share data)
As Reported:	62.5%	25
Net income			$6,331	$4,861	$19,028	$15,519
Diluted earnings per share			$0.17	$0.14	$0.52	$0.45

As adjusted for change in estimates:	70%	20
Net income			$6,331	$4,861	$19,028	$15,519
Diluted earnings per share			$0.17	$0.14	$0.52	$0.45

As adjusted for change in estimates:	50%	20
Net income			$5,411	$3,800	$17,223	$13,389
Diluted earnings per share			$0.15	$0.11	$0.47	$0.39

As adjusted for change in estimates:	40%	40
Net income			$6,331	$4,861	$19,028	$15,519
Diluted earnings per share			$0.17	$0.14	$0.52	$0.45

As adjusted for change in estimates:	30%	25
Net income			$5,135	$3,481	$16,682	$12,750
Diluted earnings per share			$0.14	$0.10	$0.45	$0.37

As adjusted for change in estimates:	25%	25
Net income			$4,951	$3,269	$16,321	$12,324
Diluted earnings per share			$0.13	$0.09	$0.44	$0.36
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

Our health benefit programs are considered to be self insured products; however, we buy excess insurance coverage that limits our medical liability exposure. Additionally, our medical program includes a total aggregate claim exposure and we are currently accruing and reserving to the total projected losses.
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
Purchase Accounting.  We accounted for the acquisition of Mobile Storage Group under the purchase method as required by SFAS No. 141. In accordance with the purchase method of accounting, the price paid by us for Mobile Storage Group, including the value of the redeemable convertible preferred stock, was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired and the fair value of the convertible redeemable participating preferred stock issued at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be subject to annual impairment testing.
At June 30, 2008, we completed a preliminary purchase price allocation. The estimated fair values of assets acquired, liabilities assumed and convertible redeemable participating preferred stock issued were based on internal estimates and are subject to change as we complete more detailed analyses. Refer to Note M for a summary of the June 30, 2008, preliminary purchase price allocation. At June 30, 2008, the difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities acquired was recorded as goodwill.
Earnings per share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net earnings net of the undistributed earnings allocable to preferred stock. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and convertible preferred stock using the treasury stock method.
There have been no other significant changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2008.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. We will apply SFAS No. 141R prospectively to business combinations with an acquisition date on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of the Company’s consolidated subsidiaries; therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial condition.
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
In April 2008, the FASB issued FSP FAS 142-3, Determining the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We currently adhere to FSP 142-3.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements buy the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, synergies and other expected results relating to our acquisition of Mobile Storage Group, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to timely and efficiently integrate the new branches and employees that we acquired as a result of our merger and business combination with Mobile Storage Group

•	our ability to manage our planned growth, both internally and at new branches

•	our European operations may divert our resources from other aspects of our business

•	our ability to obtain additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	currency exchange and interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2007, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing and this filing under the heading “Risk Factors”. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http:/www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2008, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $75.0 million of debt. For the six months ended June 30, 2008, in accordance with SFAS No. 133, comprehensive income included a $0.3 million charge, net of applicable income tax benefit of $0.1 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving credit facility which allows us to also borrow those funds locally in Pound Sterling denominated debt.
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
Changes in Internal Controls.
There were no changes in our internal controls over financial reporting that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with the integration of Mobile Storage Group, we are working to implement our internal controls and procedures throughout the former Mobile Storage Group operations in both the United States and United Kingdom.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, have not materially changed other than as set forth below:
Our acquisition and subsequent integration of Mobile Storage Group involves numerous risks and we may not be able to address these risks without substantial expense, delay or other operational or financial problems.
The acquisition and ongoing integration of Mobile Storage Group involves various risks, the occurrence of any of which could have a material negative effect on our business, including:
•	the inability to assimilate the products, operations and personnel of Mobile Storage Group;

•	the potential disruption of our existing business, including the diversion of management attention and inconsistencies in standards controls, procedures or policies;

•	the inability to integrate Mobile Storage Group into our internal controls and procedures;

•	the inability to collect on indemnification claims, if any, pursuant to the merger agreement;

•	the loss of customers;

•	the loss of key employees of either Mobile Storage Group or Mobile Mini; and

•	the inability to obtain the desired strategic and financial benefits and synergies from the Mobile Storage Group acquisition.
We entered into the Mobile Storage Group merger agreement with the expectation that the transaction would result in various benefits, including, among other things, an expanded customer base and ongoing cost savings and operating efficiencies. The success of the transaction will depend, in part, on our ability to realize such anticipated benefits from combining the businesses of our company and Mobile Storage Group. The anticipated benefits and cost savings of the transaction may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve anticipated benefits could result in increased costs and decreases in the amounts of expected revenues of the combined company. Additionally, the integration may take longer than anticipated and may have unanticipated adverse results relating to our combined business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 25, 2008, in Phoenix, Arizona. On the record date for the annual meeting, 34,624,220 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	For	Withheld	Abstain
Elect two members of the Board of Directors, for three-year terms:
Michael L. Watts	32,828,662	7,900	126,683
Steven G. Bunger	32,828,662	7,900	126,683

				Broker
	For	Against	Abstain	Non-Votes
Ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008:	32,601,994	87,485	15,844	257,935

Approve of the amendment to our 2006 Equity Incentive Plan to change the provision relating to automatic annual grants of shares to our independent directors:	25,155,029	1,221,268	183,217	6,403,744

Approve the adoption of our Senior Executive Incentive Plan:	25,707,064	656,698	194,323	6,405,173
In addition to the election of two directors at the annual meeting, the terms of three directors continued after the meeting. The continuing directors are Lawrence Trachtenberg, Jeffrey S. Goble and Stephen A McConnell. Ronald J. Marusiak resigned his position on the Board effective June 25, 2008. There were no disagreements between Mobile Mini and Mr. Marusiak that led to his resignation. Frederick G. McNamee was appointed to fill the vacancy created by Mr. Marusiak’s resignation.
A special meeting of stockholders was held on June 26, 2008, in Phoenix, Arizona. On the record date for this special meeting, 34,641,254 shares of common stock were outstanding and eligible to vote. A quorum was present at this special meeting.

	Number of Shares Voted:
				Broker
	For	Against	Abstain	Non-Votes
Approve and adopt the Merger Agreement and the merger:	27,094,747	61,873	146,859	0

Approve an amendment to our certificate of incorporation to increase the number of shares of authorized shares of preferred stock from $5.0 million to $20.0 million:	26,952,045	202,140	149,294	0

Approve an amendment to our certificate of incorporation to authorize designation of a series of preferred stock as Series A Convertible Redeemable Participating Preferred Stock:	26,985,028	167,212	151,239	0

Approve the issuance of 8.6 million shares of Series A Convertible Redeemable Participating Preferred Stock in connection with the merger:	26,983,992	168,248	151,239	0

	Number of Shares Voted:
				Broker
	For	Against	Abstain	Non-Votes
Approve adjournments or postponements of the special meeting, if necessary:	26,565,944	579,317	158,218	0

Approve an amendment to our certificate of incorporation to provide that the authorized preferred stock may be issued in one or more classes or any series of any class, with such voting powers, designations, preferences and relative participating, optional or other rights, as well as any qualifications, limitations or restrictions, as shall be fixed by the Board of Directors of Mobile Mini from time to time:	13,762,468	13,338,477	152,534	0
On June 27, 2008, Mr. Sanjay Swani and Mr. Michael E. Donovan were appointed to the Board of Directors with terms expiring in 2011 and 2009, respectively. Messrs. Swani and Donovan were appointed, effective upon the consummation of the merger under the Merger Agreement, on June 27, 2008, and pursuant to the right of Welsh, Carson, Anderson and Stowe under a merger-related stockholders’ agreement to designate two directors to the Board of Directors of Mobile Mini upon consummation of the merger of Mobile Mini with the parent company of Mobile Storage Group.
ITEM 6. EXHIBITS
Exhibits (all filed herewith):

Number	Description
10.1	Mobile Mini, Inc. 2006 Equity Incentive Plan (As amended and approved by stockholders at 2008 Annual Meeting).

10.2	Employment Agreement dated June 27, 2008, between Mobile Mini, Inc. and Bill Armstead.

10.3	Employment Agreement dated June 27, 2008, between Mobile Mini, Inc. and Jody Miller.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: August 11, 2008	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President