Form 10-Q
period 2008-09-30
MOBILE MINI INC
filed 2008-11-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12804

(Exact name of registrant as specific in its charter)

Delaware	86-0748362
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐ No ☑
At November 3, 2008, there were outstanding 34,867,324 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2007	September 30, 2008
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$3,703	$4,852
Receivables, net of allowance for doubtful accounts of $3,993 and $7,560 at December 31, 2007 and September 30, 2008, respectively	37,221	68,809
Inventories	29,431	38,650
Lease fleet, net	802,923	1,096,126
Property, plant and equipment, net	55,363	91,008
Deposits and prepaid expenses	11,334	12,978
Other assets and intangibles, net	9,086	82,909
Goodwill	79,790	544,403

Total assets	$1,028,851	$1,939,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$20,560	$26,694
Accrued liabilities	38,941	97,835
Lines of credit	237,857	589,086
Notes payable	743	438
Obligations under capital leases	10	5,906
Senior notes, net	149,379	345,609
Deferred income taxes	123,471	195,084

Total liabilities	570,961	1,260,652

Commitments and contingencies

Redeemable convertible preferred stock; $.01 par value, 20,000 shares authorized, 0 and 8,556 issued and outstanding with liquidation preference of $0 and $153,990 at December 31, 2007 and September 30, 2008, respectively	—	153,990

Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 34,573 and 34,869 issued and outstanding at December 31, 2007 and September 30, 2008, respectively	367	370
Additional paid-in capital	278,593	327,368
Retained earnings	213,894	242,691
Accumulated other comprehensive income	4,336	(6,036)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	457,890	525,093

Total liabilities and stockholders’ equity	$1,028,851	$1,939,735

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30,
	2007	2008
Revenues:
Leasing	$73,982	$119,323
Sales	8,691	12,528
Other	809	901

Total revenues	83,482	132,752

Costs and expenses:
Cost of sales	5,975	8,571
Leasing, selling and general expenses	44,693	68,466
Integration and merger expenses	—	6,059
Depreciation and amortization	5,581	9,705

Total costs and expenses	56,249	92,801

Income from operations	27,233	39,951
Other income (expense):
Interest income	34	7
Interest expense	(6,241)	(18,022)
Foreign currency exchange	54	(45)

Income before provision for income taxes	21,080	21,891
Provision for income taxes	8,376	8,615

Net income	12,704	13,276
Undistributed earnings allocable to preferred stock	—	(2,650)

Net income available to common stockholders	$12,704	$10,626

Earnings per share:
Basic	$0.35	$0.31

Diluted	$0.35	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	35,996	34,174

Diluted	36,717	43,257

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Nine Months Ended September 30,
	2007	2008
Revenues:
Leasing	$210,397	$262,208
Sales	22,883	28,451
Other	1,472	1,719

Total revenues	234,752	292,378

Costs and expenses:
Cost of sales	15,594	19,562
Leasing, selling and general expenses	121,866	155,732
Integration and merger expenses	—	17,668
Depreciation and amortization	15,585	21,121

Total costs and expenses	153,045	214,083

Income from operations	81,707	78,295
Other income (expense):
Interest income	70	69
Interest expense	(18,294)	(30,586)
Debt extinguishment expense	(11,224)	—
Foreign currency exchange	54	(53)

Income before provision for income taxes	52,313	47,725
Provision for income taxes	20,581	18,930

Net income	31,732	28,795
Undistributed earnings allocable to preferred stock	—	(2,690)

Net income available to common stockholders	$31,732	$26,105

Earnings per share:
Basic	$0.89	$0.77

Diluted	$0.86	$0.77

Weighted average number of common and common share equivalents outstanding:
Basic	35,818	34,124

Diluted	36,736	37,512

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash Flows From Operating Activities:
Net income	$31,732	$28,795
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	2,298	—
Provision for doubtful accounts	1,822	3,484
Amortization of deferred financing costs	644	1,762
Share-based compensation expense	3,272	3,905
Depreciation and amortization	15,585	21,121
Gain on sale of lease fleet units	(4,176)	(6,095)
Loss on disposal of property, plant and equipment	37	466
Deferred income taxes	19,529	18,854
Foreign currency exchange	(54)	53
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,537)	(5,831)
Inventories	(2,478)	(485)
Deposits and prepaid expenses	(1,190)	1,237
Other assets and intangibles	(146)	(136)
Accounts payable	3,526	(11,978)
Accrued liabilities	2,221	9,434

Net cash provided by operating activities	67,085	64,586

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(6,066)	(24,209)
Additions to lease fleet, excluding acquisitions	(97,424)	(56,693)
Proceeds from sale of lease fleet units	11,940	17,667
Additions to property, plant and equipment	(15,647)	(11,042)
Proceeds from sale of property, plant and equipment	68	322

Net cash used in investing activities	(107,129)	(73,955)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(5,971)	135,040
Proceeds from issuance of notes payable	1,216	—
Proceeds from issuance of 6.875% Senior Notes	149,322	—
Redemption of 9.5% Senior Notes	(97,500)	—
Deferred financing costs	(3,682)	(14,833)
Principal payments on notes payable	(864)	(113,188)
Principal payments on capital lease obligations	(16)	(350)
Issuance of common stock, net	5,337	1,446
Purchase of treasury stock	(7,737)	—

Net cash provided by financing activities	40,105	8,115

Effect of exchange rate changes on cash	505	2,403

Net increase in cash	566	1,149
Cash at beginning of period	1,370	3,703

Cash at end of period	$1,936	$4,852

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value charged to equity	$327	$850

Preferred shares issued in business combination	$—	$197

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Mobile Mini, Inc. (Mobile Mini or the Company), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-company balances and transactions have been eliminated.
The local currency of the Company’s foreign operations are converted to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented and the Company is subject to foreign exchange rate fluctuations in connection with the Company’s European and Canadian operations.
The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the nine-month period ended September 30, 2008, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first half of the year. Additionally, on June 27, 2008, the Company consummated the transactions described below in Note B and such transactions will have a material effect on the Company’s results of operations in the future. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007, consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K and on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on February 29, 2008 and March 18, 2008, respectively.
NOTE B — Acquisition of Mobile Storage Group
Merger
On June 27, 2008, a wholly-owned subsidiary of Mobile Mini merged with and into the ultimate parent company of Mobile Storage Group, Inc., MSG WC Holdings Corp., and immediately thereafter, MSG WC Holdings Corp. and two of its subsidiaries merged with and into Mobile Mini (the Merger). As a result of the Merger, Mobile Storage Group, Inc. (MSG) became a wholly-owned subsidiary of Mobile Mini. Upon the closing, Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.5 million and paid aggregate consideration of $217.7 million representing cash totaling approximately $21.1 million and the issuance of approximately 8.6 million shares of convertible Preferred Stock with a determined fair value at issuance of $196.6 million and a liquidation preference value of $154.0 million. The Merger was effected pursuant to a merger agreement entered into on February 22, 2008. The Merger was approved by Mobile Mini stockholders at a special meeting of stockholders on June 26, 2008. See Note M for additional details on the Company’s acquisitions and merger transactions. The results of operations for MSG have been included in the Company’s results of operations beginning on June 27, 2008.
Credit Agreement
In connection with the Merger, Mobile Mini expanded its revolving credit facility to increase its borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.
On June 27, 2008, Mobile Mini and its subsidiaries, (including Mobile Storage Group and its subsidiaries) entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, $900.0 million revolving credit facility. Amounts borrowed under the Credit Agreement and repaid or prepaid

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest at the Company’s option at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. After the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon Mobile Mini’s then-debt ratio. At September 30, 2008, the Company had $589.1 million outstanding under the Credit Agreement. All amounts outstanding under the Credit Agreement are due on June 27, 2013.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit. At September 30, 2008, the Company had $302.1 million in additional borrowing availability under the credit facility.
The Credit Agreement provides for UK borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini UK Limited based upon a UK borrowing base and for U.S. borrowings, denominated in Dollars, by Mobile Mini, Inc. based upon a U.S. and Canada borrowing base.
The obligations of the Mobile Mini and its subsidiaries under the Credit Agreement are secured by a blanket lien on substantially all of their assets.
The Credit Agreement also contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to Mobile Mini or subsidiary assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments. Under the terms of the Credit Agreement, the Company was in compliance with all the covenants as of September 30, 2008.
In connection with the Merger, Mobile Mini paid down the outstanding balances of its and Mobile Storage Group’s then-existing revolving credit facilities. The Company financed these pay-downs through a borrowing at closing under its Credit Agreement. The Company evaluated the expansion of the revolving credit facility under the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and as the borrowing capacity under the Credit Agreement exceeds that under the original revolving credit facility, unamortized deferred financing costs have been added to the costs incurred as part of the Credit Agreement.
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
Preferred Stock
In connection with the Merger, the Company issued 8.6 million shares of the Company’s Series A Convertible Redeemable Participating Preferred Stock, to MSG’s stockholders. The shares were determined to have an initial fair value of $196.6 million based upon a third party valuation. The shares have a liquidation preference of $154.0 million.
The preferred stock votes with the Company’s common stock as a single class. It ranks senior to the common stock only with respect to a distribution upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock, may require Mobile Mini to redeem all of the outstanding preferred stock (i) if Mobile Mini enters into a binding agreement in respect of a sale of the Company (as defined in the Certificate of Designation for the preferred stock) at a sale price of less than $23.00 per share or (ii) at any time after the tenth anniversary of the preferred stock issuance date. If such majority holders do not exercise their redemption rights following either of these events, Mobile Mini at its option may redeem the preferred stock. The preferred stock is convertible into 8.6 million shares of Mobile Mini’s common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into Mobile Mini common stock if, after the first anniversary of the issuance of the preferred stock, Mobile Mini’s common stock trades above $23.00 per share for a period of 30 consecutive days. The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and does not impose any financial covenants upon Mobile Mini.
Under a Stockholders Agreement entered into with the sellers of MSG, Mobile Mini must use all commercially reasonable efforts to file a shelf registration statement on Form S-3 under the U.S. Securities Act of 1933, as amended, before April 27, 2009 covering all of the shares of Mobile Mini common stock issuable upon conversion of the preferred stock and any shares of Mobile Mini common stock received in respect of the preferred stock (called the registrable securities) then held by any Mobile Storage Group stockholders party to the Stockholders Agreement to enable the resale of such registrable securities after June 27, 2009.
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
NOTE C — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, with no effect on the Company’s consolidated financial statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will apply SFAS No. 141(R) prospectively to business combinations with an acquisition date on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no noncontrolling interests in any of the Company’s consolidated subsidiaries; therefore, the Company does not expect the adoption of SFAS No. 160 to have a significant impact on the Company’s results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material effect on the Company’s results of operations or financial position.
In April 2008, the FASB issued FSP FAS 142-3, Determining the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company currently adheres to the principle set forth in FSP FAS 142-3 and does not expect its adoption to materially affect the Company’s results of operations or financial condition.
NOTE D — Fair Value Measurements
The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted Prices in
		Active Markets	Significant
	Fair Value	for	Other	Significant
	September	Identical	Observable	Unobservable
	30,	Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate swap agreements	$(2,635)	$—	$(2,635)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counter party credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At September 30, 2008, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three-month and nine-month period ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$12,704	$13,276	$31,732	$28,795
Less: Earnings allocable to preferred stock	—	(2,650)	—	(2,690)

Net income available to common stockholders	$12,704	$10,626	$31,732	$26,105

Basic EPS Denominator:
Common stock outstanding beginning of period	36,125	34,146	35,640	34,041
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	10	28	225	83
Weighted shares purchased during the period ended September 30,	(139)	—	(47)	—

Denominator for basic net income per share	35,996	34,174	35,818	34,124

Diluted EPS Denominator:
Common stock outstanding beginning of period	36,125	34,146	35,640	34,041
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	10	28	225	83
Weighted shares purchased during the period ended September 30,	(139)	—	(47)	—
Dilutive effect of employee stock options on nonvested share-swards assumed converted during the period ended September 30,	721	527	918	442
Dilutive effect of convertible preferred stock assumed converted during the period ended September 30	—	8,556	—	2,946

Denominator for diluted net income per share	36,717	43,257	36,736	37,512

Basic net income per share	$0.35	$0.31	$0.89	$0.77

Diluted net income per share	$0.35	$0.31	$0.86	$0.77

For the three months ended September 30, 2007 and 2008, options to purchase 528,900 and 502,275 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2007 and 2008, options to purchase 591,250 and 564,400 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of September 30, 2007 and 2008 does not include 251,076 and 653,838, respectively, of nonvested share-awards because the awards had not then vested. For the three months ended September 30, 2007 and 2008, 24,987 and 23,104, respectively, of nonvested share awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2008, 3,907 and 84,786, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, the if-converted method was used to calculate diluted earnings per share as it was not anti-dilutive in either period.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE F — Share-Based Compensation
At September 30, 2008, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. These share awards vest over a four or five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
Starting in December 2006, the Company awarded nonvested share-awards to certain executive officers with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. At the date of the 2007 awards, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by the Company’s Board of Directors on February 20, 2008, at which point, the value of each nonvested share-award was $15.85. The Company is required to assess the probability that the performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. For performance based awards granted in 2006 and 2007, the accelerated attribution method has been used to recognize the expense.
In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group’s employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares. These awards vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of September 30, 2008, the total amount of unrecognized compensation cost related to nonvested share awards was approximately $13.5 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
The total value of the stock option grants is expensed over the related employee’s service period on a straight-line basis. As of September 30, 2008, total unrecognized compensation cost related to stock option grants was approximately $3.0 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2008 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2007	2,028	$17.02
Granted	—	—
Exercised	(131)	11.04
Terminated/expired	(126)	16.03

Balance at September 30, 2008	1,771	$17.54

The intrinsic value of options exercised during the nine months ended September 30, 2008 was $1.3 million.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2008 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2007	532	$22.46
Awarded	190	20.44
Released	(44)	22.31
Forfeited	(24)	20.65

Nonvested at September 30, 2008	654	$21.95

A summary of fully-vested stock options and stock options expected to vest, as of September 30, 2008, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,771	$17.54	5.3	$6,836
Vested and expected to vest	1,619	$16.98	5.1	$6,658
Exercisable	1,418	$16.25	4.9	$6,232
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

Nine Months Ended
September 30, 2007
Risk-free interest rate	4.59%
Expected holding period (years)	3.00%
Expected stock volatility	33.24%
Expected dividend rate	0.00%
There were no stock options granted during the nine months ended September 30, 2008.
NOTE G — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of portable storage units and office units, primarily for the Company’s lease fleet and the Company’s units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at the Company’s manufacturing facility that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, refurbished and sold, or units in the process of being refurbished to be compliant with the Company’s lease fleet standards before transferring the units into the Company’s lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, refurbished and sold, or refurbished and moved into the Company’s lease fleet. Units that the Company adds to the Company’s lease fleet undergo an extensive refurbishment process that includes installing the Company’s proprietary locking system, signage, painting and sometimes adding the Company’s proprietary security doors. The increases in inventories include $8.7 million from the Merger.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	December 31, 2007	September 30, 2008
	(In thousands)
Raw material and supplies	$21,801	$26,766
Work-in-process	2,819	2,279
Finished portable storage units	4,811	9,605

	$29,431	$38,650

NOTE H — Income Taxes
The Company adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Company filed U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. For the U.S. Federal return, years 2005 through 2007 are subject to tax examination by the U.S. Internal Revenue Service. The IRS has commenced an audit of our consolidated U.S. Federal return for 2006. The audit is in the initial stage and no adjustments have been determined at this time. The Company believes that the Company’s income tax filing positions and deductions will be sustained upon audit and do not anticipate any adjustments that will result in a material change to the Company’s financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE I — Property, Plant and Equipment
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

	December 31, 2007	September 30, 2008
	(In thousands)
Land	$772	$10,577
Vehicles and equipment	60,490	80,132
Buildings and improvements	11,514	15,666
Office fixtures and equipment	11,579	18,487

	84,355	124,862
Less accumulated depreciation	(28,992)	(33,854)

	$55,363	$91,008

The increase in property, plant and equipment includes $34.1 million that is due to the Merger.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE J — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of refurbished, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the Company’s units’ estimated useful life, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2007, the lease fleet totaled $865.6 million as compared to $1,171.0 million at September 30, 2008, before accumulated depreciation of
$62.7 million and $74.9 million, respectively. The increase in the value of the lease fleet before accumulated depreciation includes $272.3 million in units acquired at closing in connection with the Merger with MSG.
Lease fleet consists of the following at:

	December 31, 2007	September 30, 2008
	(In thousands)
Steel storage containers	$459,665	$620,087
Offices	402,640	531,940
Van trailers	2,330	16,363
Other	956	2,663

	865,591	1,171,053
Accumulated depreciation	(62,668)	(74,927)

	$802,923	$1,096,126

NOTE K— Segment Reporting
The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Currently, the Company’s branch operation is the only segment that concentrates on the Company’s core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch. The operation includes the Company’s manufacturing facilities, which is responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing the Company’s business, the Company focuses on growing the Company’s leasing revenues, particularly in existing markets where the Company can take advantage of the operating leverage inherent in the Company’s business model, adjusted EBITDA and earnings per share. The Company calculates adjusted EBITDA by first calculating EBITDA, which the Company

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
defines as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect on financing transactions that the Company enters into on an irregular basis based on capital needs and market opportunities. This measure also provides the Company with a means to track internally generated cash from which the Company can fund the Company’s interest expense and the Company’s lease fleet growth. In comparing EBITDA from year-to-year, the Company typically further adjusts EBITDA to eliminate the effect of what the Company considers to be non-recurring events not related to the Company’s core business operations to arrive at what the Company defines as adjusted EBITDA.
Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS No. 131, reportable segment information is the same as contained in the Company’s Condensed Consolidated Financial Statements.
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
North America	$76,483	$106,750	$216,453	$252,179
United Kingdom	5,329	24,520	13,639	35,355
The Netherlands	1,670	1,482	4,660	4,844

Total revenues	$83,482	$132,752	$234,752	$292,378

Long-lived assets:

	December 31, 2007	September 30, 2008
	(In thousands)
North America	$810,573	$1,032,276
United Kingdom	43,984	150,914
The Netherlands	3,729	3,944

Total long-lived assets	$858,286	$1,187,134

NOTE L — Comprehensive Reporting
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Net income	$12,704	$13,276	$31,732	$28,795
Net unrealized holding loss on derivatives	(125)	(642)	(327)	(850)
Foreign currency translation adjustment	1,417	(10,305)	2,646	(9,522)

Total comprehensive income	$13,996	$2,329	$34,051	$18,423

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2007	September 30, 2008
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$(769)	$(1,619)
Foreign currency translation adjustment	5,105	(4,417)

Total accumulated other comprehensive income	$4,336	$(6,036)

NOTE M — Mergers and Acquisitions
The Company enters new markets in one of two ways, either by a new branch start-up or through acquiring a business consisting of the portable storage assets and related leases of other companies. An acquisition generally provides the Company with cash flow which enables the Company to immediately cover the overhead cost at the new branch. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.
On June 27, 2008, the Company completed the Merger, described in Note B, by which MSG became a wholly-owned subsidiary of Mobile Mini, Inc.
The results of operations for MSG are included herein from the effective date of the Merger, June 27, 2008. The Company’s consolidated statements of income were impacted by the estimated expenses accrued related to integration and merger costs recorded for the three and nine month periods ended September 30, 2008. This expense primarily relates to costs, incurred or estimated to be incurred, for the closing of overlapping Mobile Mini lease properties and the repositioning of assets between the two entities’ locations and personnel relocation costs. Certain other continuing costs, primarily related to Mobile Mini’s personnel closing bonuses and severance agreements and certain corporate costs incurred during the integration are expensed as integration and merger expenses as incurred.
In September 2008, the Company acquired the portable storage assets of International Equipment Services, Inc., operating in Oakland and Los Angeles, California. The acquired assets are serviced by the Company’s California branches.
In September 2008, the Company also acquired Advantage Container Corporation, operating in Dallas, Texas. The acquired assets are serviced by the Company’s Dallas and Ft. Worth, Texas branches.
The Merger and other acquisitions were accounted for as the purchase of a business in accordance with SFAS No. 141, Business Combinations, with the purchased assets and the assumed liabilities recorded at their estimated fair values at the date of each acquisition.
The aggregate purchase price of the assets and operations acquired consists of the following for the nine-month period ended September 30, 2008:

	MSG	Other Acquisitions	Total
		2008
		(In thousands)
Cash	$21,088	$3,121	$24,209
Assumption of debt	540,552	—	540,552
Issuance of convertible preferred stock, as initially valued	196,600	—	196,600

	$758,240	$3,121	$761,361

Cash paid of $30.1 million is net of cash acquired of $5.9 million.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The fair value of the assets acquired and liabilities assumed have been initially allocated as follows:

	MSG	Other Acquisitions	Total

		2008

		(In thousands)
Receivables	$30,937	$65	$31,002
Inventories	8,694	296	8,990
Lease fleet, net	272,277	995	273,272
Property, plant and equipment, net	34,062	40	34,102
Deposits, prepaid expenses and other assets	3,098	—	3,098
Intangible assets:
Customer lists	13,737	159	13,896
Trade names	46,473	—	46,473
Non-compete agreements	955	50	1,005
Goodwill	471,947	1,628	473,575
Liabilities and other	(68,654)	(49)	(68,703)
Deferred taxes	(55,285)	(64)	(55,349)

	$758,241	$3,120	$761,361

The reserve related to any leased property that is subsequently sub-leased or negotiated to terminate will be adjusted as each such agreement is consummated.
The applicable purchase price for the Merger and the acquisitions has been initially allocated to the assets acquired and liabilities assumed, based upon estimated fair values as of the acquisition date. The allocation is not finalized and amounts are subject to change with the final valuation. The Company does not believe any adjustments to the allocation of the purchase prices or the reserves will have a material effect on the Company’s results of operations or financial position.
Included in other assets and intangibles are: (1) non-compete agreements that are amortized over the life of the agreement, typically 5 years, using the straight-line method with no residual value, (2) values associated with trade names which are not currently amortized as their useful life is currently being evaluated and (3) values associated with customer lists that are amortized on an accelerated basis over 10 years with no residual value.
In connection with the MSG Merger, the Company identified additional remaining costs expected to be incurred to exit overlapping Mobile Storage Group’s lease properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verifications and for damaged assets and initially recorded accrued liabilities and reserves of approximately $21.2 million. These liabilities and reserves are preliminary and are subject to adjustments, both positive and negative, as additional information and data becomes available.
Substantially all of the operating activities of Mobile Storage Group will continue as it is integrated into the operations of Mobile Mini. All corporate functions in the United States, such as payroll, accounting, personnel and collections, were transferred to Mobile Mini and discontinued at Mobile Storage Group. As part of the Merger of the operations in the United Kingdom, one corporate office is being closed and consolidated with the other. In all cities with overlapping Mobile Storage Group and Mobile Mini branch locations, one branch will be shut down and consolidated with the other. In connection with this consolidation, certain corporate office, regional management and branch employees not hired by Mobile Mini were terminated in exchange for a severance payment. The majority of this consolidation was completed shortly after closing of the Merger and the remainder will continue through the end of this year.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE N — Supplemental Pro Forma Information
The following table summarizes Mobile Mini’s unaudited condensed consolidated statements of income as if the Merger with MSG WC Holdings Corp., the ultimate parent company of Mobile Storage Group, occurred on January 1 of each period presented:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007	2008
	(In thousands)
Total revenue	$143,493	$403,616	$412,256
Net income	$11,515	$23,601	$31,875
Diluted earnings per share	$0.25	$0.52	$0.74
The above table includes integration and merger expenses of $6.1 million and $17.7 million for three month and nine month periods presented, respectively, and $11.2 million of debt extinguishment expense in the nine month period ended 2007.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,778	$3,074	$—	$4,852
Receivables, net	50,765	18,044	—	68,809
Inventories	35,242	3,457	(49)	38,650
Lease fleet, net	960,679	135,447	—	1,096,126
Property, plant and equipment, net	71,597	19,411	—	91,008
Deposits and prepaid expenses	10,651	2,327	—	12,978
Other assets and intangibles, net	60,453	22,456	—	82,909
Goodwill	480,106	64,297	—	544,403
Intercompany	114,179	36,322	(150,501)	—

Total assets	$1,785,450	$304,835	$(150,550)	$1,939,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$15,605	$11,089	$—	$26,694
Accrued liabilities	88,856	8,979	—	97,835
Lines of credit	461,060	128,026	—	589,086
Notes payable	330	108	—	438
Obligations under capital leases	5,904	2	—	5,906
Senior notes, net	345,609	—	—	345,609
Deferred income taxes	177,836	17,637	(389)	195,084
Intercompany	23	29,321	(29,344)	—

Total liabilities	1,095,223	195,162	(29,733)	1,260,652

Commitments and contingencies

Redeemable convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	370	31,385	(31,385)	370
Additional paid-in capital	327,369	89,772	(89,773)	327,368
Retained earnings	248,562	(6,212)	341	242,691
Accumulated other comprehensive income	(764)	(5,272)	—	(6,036)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	536,237	109,673	(120,817)	525,093

Total liabilities and stockholders’ equity	$1,785,450	$304,835	$(150,550)	$1,939,735

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash	$2,033	$1,670	$—	$3,703
Receivables, net	31,046	6,175	—	37,221
Inventories	26,708	2,769	(46)	29,431
Lease fleet, net	764,134	38,789	—	802,923
Property, plant and equipment, net	46,439	8,924	—	55,363
Deposits and prepaid expenses	10,386	948	—	11,334
Other assets and intangibles, net	6,256	2,830	—	9,086
Goodwill	66,251	13,539	—	79,790
Intercompany	36,574	36,146	(72,720)	—

Total assets	$989,827	$111,790	$(72,766)	$1,028,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$14,049	$6,511	$—	$20,560
Accrued liabilities	37,330	1,611	—	38,941
Lines of credit	205,100	32,757	—	237,857
Notes payable	743	16,596	(16,596)	743
Obligations under capital leases	6	4	—	10
Senior notes, net	149,379	—	—	149,379
Deferred income taxes	125,439	(1,702)	(266)	123,471
Intercompany	25	6,129	(6,154)	—

Total liabilities	532,071	61,906	(23,016)	570,961

Commitments and contingencies

Stockholders’ equity:
Common stock	367	18,433	(18,433)	367
Additional paid-in capital	278,591	31,538	(31,536)	278,593
Retained earnings	217,404	(3,729)	219	213,894
Accumulated other comprehensive income	694	3,642	—	4,336
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	457,756	49,884	(49,750)	457,890

Total liabilities and stockholders’ equity	$989,827	$111,790	$(72,766)	$1,028,851

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$96,629	$22,694	$—	$119,323
Sales	9,589	2,939	—	12,528
Other	532	369	—	901

Total revenues	106,750	26,002	—	132,752

Costs and expenses:
Cost of sales	6,288	2,283	—	8,571
Leasing, selling and general expenses	50,875	17,591	—	68,466
Integration and merger expenses	4,982	1,077	—	6,059
Depreciation and amortization	7,742	1,963	—	9,705

Total costs and expenses	69,887	22,914	—	92,801

Income from operations	36,863	3,088	—	39,951
Other income (expense):
Interest income	541	7	(541)	7
Interest expense	(15,477)	(3,086)	541	(18,022)
Foreign currency exchange	—	(45)	—	(45)

Income (loss) before provision for (benefit from) income taxes	21,927	(36)	—	21,891
Provision for (benefit from) income taxes	8,493	180	(58)	8,615

Net income (loss)	$13,434	$(216)	$58	$13,276

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$69,056	$4,926	$—	$73,982
Sales	6,772	1,959	(40)	8,691
Other	655	154	—	809

Total revenues	76,483	7,039	(40)	83,482

Costs and expenses:
Cost of sales	4,459	1,555	(39)	5,975
Leasing, selling and general expenses	39,623	5,070	—	44,693
Depreciation and amortization	5,047	534	—	5,581

Total costs and expenses	49,129	7,159	(39)	56,249

Income (loss) from operations	27,354	(120)	(1)	27,233
Other income (expense):
Interest income	376	19	(361)	34
Interest expense	(5,679)	(922)	360	(6,241)
Foreign currency exchange	—	54	—	54

Income (loss) before provision for (benefit from) income taxes	22,051	(969)	(2)	21,080
Provision for (benefit from) income taxes	8,575	(165)	(34)	8,376

Net income (loss)	$13,476	$(804)	$32	$12,704

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$229,701	$32,507	$—	$262,208
Sales	21,411	7,059	(19)	28,451
Other	1,067	652	—	1,719

Total revenues	252,179	40,218	(19)	292,378

Costs and expenses:
Cost of sales	13,898	5,680	(16)	19,562
Leasing, selling and general expenses	127,851	27,881	—	155,732
Integration and merger expenses	16,274	1,394	—	17,668
Depreciation and amortization	17,956	3,165	—	21,121

Total costs and expenses	175,979	38,120	(16)	214,083

Income (loss) from operations	76,200	2,098	(3)	78,295
Other income (expense):
Interest income	1,219	53	(1,203)	69
Interest expense	(26,634)	(5,155)	1,203	(30,586)
Foreign currency exchange	—	(53)	—	(53)

Income (loss) before provision for (benefit from) income taxes	50,785	(3,057)	(3)	47,725
Provision for (benefit from) income taxes	19,628	(573)	(125)	18,930

Net income (loss)	$31,157	$(2,484)	$122	$28,795

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$198,346	$12,051	$—	$210,397
Sales	16,995	5,967	(79)	22,883
Other	1,112	360	—	1,472

Total revenues	216,453	18,378	(79)	234,752

Costs and expenses:
Cost of sales	10,859	4,804	(69)	15,594
Leasing, selling and general expenses	109,022	12,844	—	121,866
Depreciation and amortization	14,065	1,520	—	15,585

Total costs and expenses	133,946	19,168	(69)	153,045

Income (loss) from operations	82,507	(790)	(10)	81,707
Other income (expense):
Interest income	1,130	45	(1,105)	70
Interest expense	(17,116)	(2,283)	1,105	(18,294)
Debt extinguishment expense	(11,224)	—	—	(11,224)
Foreign currency exchange	—	54	—	54

Income (loss) before provision for (benefit from) income taxes	55,297	(2,974)	(10)	52,313
Provision for (benefit from) income taxes	21,311	(627)	(103)	20,581

Net income (loss)	$33,986	$(2,347)	$93	$31,732

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$31,157	$(2,484)	$122	$28,795
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,798	697	(11)	3,484
Amortization of deferred financing costs	1,762	—	—	1,762
Share-based compensation expense	3,746	420	(261)	3,905
Depreciation and amortization	17,956	3,165	—	21,121
Gain on sale of lease fleet units	(5,456)	(639)	—	(6,095)
Loss on disposal of property, plant and equipment	466	—	—	466
Other income	(1,204)	1,204	—	—
Deferred income taxes	19,550	(572)	(124)	18,854
Foreign currency exchange loss	—	53	—	53
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,277)	446	—	(5,831)
Inventories	(535)	50	—	(485)
Deposits and prepaid expenses	1,264	(27)	—	1,237
Other assets and intangibles	(97)	(39)	—	(136)
Accounts payable	(7,534)	(4,444)	—	(11,978)
Accrued liabilities	9,981	(547)	—	9,434
Intercompany	(640)	1,249	(609)

Net cash provided by (used in) operating activities	66,937	(1,468)	(883)	64,586

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(27,568)	3,359	—	(24,209)
Additions to lease fleet units	(41,385)	(15,308)	—	(56,693)
Proceeds from sale of lease fleet units	14,945	2,727	(5)	17,667
Additions to property, plant and equipment	(6,732)	(4,310)	—	(11,042)
Proceeds from sale of property, plant and equipment	322	—	—	322

Net cash used in investing activities	(60,418)	(13,532)	(5)	(73,955)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	120,983	17,009	(2,952)	135,040
Deferred financing costs	(14,833)	—	—	(14,833)
Principal payments on notes payable	(113,188)	—	—	(113,188)
Principal payments on capital lease obligations	(348)	(2)	—	(350)
Issuance of common stock, net	1,446	—	—	1,446

Net cash (used in) provided by financing activities	(5,940)	17,007	(2,952)	8,115

Effect of exchange rate changes on cash	(834)	(603)	3,840	2,403

Net (decrease) increase in cash	(255)	1,404	—	1,149
Cash at beginning of period	2,033	1,670	—	3,703

Cash at end of period	$1,778	$3,074	$—	$4,852

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$33,986	$(2,348)	$94	$31,732
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	2,298	—	—	2,298
Provision for doubtful accounts	1,603	219	—	1,822
Amortization of deferred financing costs	644	—	—	644
Share-based compensation expense	2,962	310	—	3,272
Depreciation and amortization	14,065	1,520	—	15,585
Gain on sale of lease fleet units	(3,717)	(460)	1	(4,176)
Loss on disposal of property, plant and equipment	37	—	—	37
Other income	(1,105)	1,105	—	—
Deferred income taxes	20,260	(629)	(102)	19,529
Foreign currency exchange gain	—	(54)	—	(54)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,397)	(3,140)	—	(5,537)
Inventories	(1,790)	(688)	—	(2,478)
Deposits and prepaid expenses	(1,160)	(30)	—	(1,190)
Other assets and intangibles	(146)	—	—	(146)
Accounts payable	(236)	3,762	—	3,526
Accrued liabilities	1,553	668	—	2,221
Intercompany	108	(183)	75	—

Net cash provided by operating activities	66,965	52	68	67,085

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(6,066)	—	—	(6,066)
Additions to lease fleet units	(84,248)	(13,176)	—	(97,424)
Proceeds from sale of lease fleet units	10,128	1,812	—	11,940
Additions to property, plant and equipment	(8,403)	(7,244)	—	(15,647)
Proceeds from sale of property, plant and equipment	68	—	—	68

Net cash used in investing activities	(88,521)	(18,608)	—	(107,129)

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(25,671)	18,808	892	(5,971)
Proceeds from issuance of notes payable	1,216	—	—	1,216
Proceeds from issuance of 6.875% Senior Notes	149,322	—	—	149,322
Redemption of 9.5% Senior Notes	(97,500)	—	—	(97,500)
Deferred financing costs	(3,682)	—	—	(3,682)
Principal payments of notes payable	(864)	—	—	(864)
Principal payments on capital lease obligations	(16)	—	—	(16)
Issuance of common stock, net	5,337	—	—	5,337
Purchase of treasury stock	(7,737)	—	—	(7,737)

Net cash provided by financing activities	20,405	18,808	892	40,105

Effect of exchange rate changes on cash	1,334	131	(960)	505

Net increase in cash	183	383	—	566
Cash at beginning of period	655	715	—	1,370

Cash at end of period	$838	$1,098	$—	$1,936

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2007 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K and Form 10-K/A, filed with the Securities and Exchange Commission on February 29, 2008 and March 18, 2008, respectively. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in forward-looking statements.
The following discussion takes into account our merger transaction with Mobile Storage Group, Inc. on June 27, 2008. Our operating results for the nine months ended September 30, 2008 reflect the results of the acquired operations of Mobile Storage Group since June 27, 2008.
Overview
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
In connection with the Merger, we assumed Mobile Storage Group’s outstanding indebtedness of $540.5 million and paid cash totaling approximately $21.1 million and issued approximately 8.6 million shares of Preferred Stock with an initial fair value at issuance of $196.6 million. The Merger was effected pursuant to a merger agreement entered into on February 22, 2008. The Merger was approved by our stockholders at a special meeting of stockholders on June 26, 2008.
Our unaudited condensed consolidated statements of income for the reporting periods ended September 30, 2008, include certain estimated expenses expected to be incurred related to integration and the Merger. See the condensed unaudited consolidated financial statements and notes thereto included herein for additional information on the Merger.
The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. We currently have 77 branch locations in 35 states in the U.S., 16 branch locations in the U.K., 3 branch locations in Canada, 1 branch location in The Netherlands and 12 operational yards in the U.S. and 3 in the U.K., in addition to our corporate offices and our manufacturing facility.
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
In addition to our leasing business, we also sell portable storage containers and occasionally we sell portable office units. Our sales revenues as a percentage of total revenues represented 9.7% of revenues for the nine-month period ended September 30, 2008 as compared to 9.9% of revenues for the fiscal year ended December 31, 2007. Our European subsidiaries, which in 2007 derived approximately 31.6% of their revenues from container sales, are being transitioned to our leasing business model. Sales continue to be a large part of our European subsidiaries’ revenues, but following the Merger with MSG, sales revenues only represented approximately 11.3% and 17.6% of our European subsidiaries’ revenues for the three and nine months ended September 30, 2008, respectively.

Historically, we expanded our operations through both internally generated growth and acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum staffing levels and certain minimum levels of delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.
Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity, especially in areas of the country where we have a significant presence. Customers in the construction industry represented approximately 43% and 40% of our units on rent at December 31, 2007 and 2006, respectively, and because of the degree of operating leverage we have, increases or declines in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S., the growth rate in this sector began to moderate and the level of our construction related business began to slow down in certain geographic areas, particularly in the southeastern and southwestern United States. The level of non-residential construction market is expected to decline over the next 12 months. We were able to offset a portion of these economic effects by the cost synergies we are obtaining from the Merger. These synergies include both increased operating leverage as we combine branch locations in cities where we have overlapping operations and take advantage of the operating leverage inherent in our business model and the elimination of duplicate corporate operations. We believe that the loss of liquidity that is apparent in the financial markets in 2008 could continue to adversely affect the availability of credit to finance construction projects, which could exert downward pressure on our growth rate. To date, we have noted the most severe economic weakness in our California, Arizona and Florida markets.
In managing our business, we focus on our growth in leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to maintain a growth rate high enough so that revenue growth will exceed inflationary growth in expenses. We can typically do this except during severe economic downturns.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
EBITDA	$32,902	$49,618	$97,416	$99,432
Senior Note redemption premiums	—	—	(8,926)	—
Interest paid	(3,960)	(9,354)	(20,389)	(16,344)
Income and franchise taxes paid	(131)	(59)	(725)	(488)
Share-based compensation expense	1,122	1,541	3,272	3,905
Gain on sale of lease fleet units	(1,435)	(3,001)	(4,176)	(6,095)
Loss on disposal of property, plant and equipment	5	437	37	466
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,178)	(82)	(3,715)	(2,347)
Inventories	1,592	3,085	(2,478)	(485)
Deposits and prepaid expenses	(1,737)	337	(1,190)	1,237
Other assets and intangibles	(448)	(235)	(146)	(136)
Accounts payable and accrued liabilities	6,632	(19,242)	8,105	(14,559)

Net cash provided by operating activities	$31,364	$23,045	$67,085	$64,586

EBITDA is calculated as follows, without further adjustment, for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands except percentages)
Net income	$12,704	$13,276	$31,732	$28,795
Interest expense	6,241	18,022	18,294	30,586
Provision for income taxes	8,376	8,615	20,581	18,930
Depreciation and amortization	5,581	9,705	15,585	21,121
Debt extinguishment expense	—	—	11,224	—

EBITDA	$32,902	$49,618	$97,416	$99,432

EBITDA margin(1)	39.4%	37.4%	41.5%	34.0%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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

The table below summarizes those transactions that increased the net value of our lease fleet from $802.9 million at December 31, 2007, to $1,096.1 million at September 30, 2008:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2007, net	$802,923	160,116
Purchases:
Container purchases and containers obtained through acquisitions, including freight	206,132	92,676
Non-container or office units obtained through acquisitions	67,732	21,562
Manufactured units:
Steel storage containers, combination storage/office combo units and steel security Offices	25,228	1,542
New wood mobile offices	8,885	291
Refurbishment and customization(3):
Refurbishment or customization of units purchased or acquired in the current year	10,910	2,544	(1)
Refurbishment or customization of 3,299 units purchased in a prior year	3,693	1,059	(2)
Refurbishment or customization of 503 units obtained through acquisition in a prior year	349	117	(3)
Other	(2,315)	(685)
Cost of sales from lease fleet	(10,751)	(5,161)
Effect of exchange rate changes	(4,427)
Depreciation	(12,233)

Lease fleet at September 30, 2008, net	$1,096,126	274,061

(1)	These units represent the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance.
The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2008:

		Number of
	Lease Fleet	Units
	(In thousands)
Steel storage containers	$620,087	217,192
Offices	531,940	42,870
Van trailers	16,363	13,999
Other	2,663

	1,171,053
Accumulated depreciation	(74,927)

	$1,096,126	274,061

Our most recent fair market value and orderly liquidation value appraisals were conducted in December 2007. At September 30, 2008, based on these appraisal values, the fair market value of our lease fleet was approximately 113.3% of our lease fleet net book value, and the orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, was approximately $891.3 million, which equates to 81.3% of the lease fleet net book value. These are an independent third-party appraiser’s estimation of value under two sets of assumptions, and there is no certainty that such values could in fact be achieved if any assumption were to prove incorrect at the time of an actual sale or liquidation.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.8%, and ranged from a low of 78.7% in 2003 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, with the low realized in the first quarter and the high realized in the fourth quarter.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2008, Compared to
Three Months Ended September 30, 2007
Total revenues for the quarter ended September 30, 2008, increased by $49.3 million, or 59.0%, to $132.8 million from $83.5 million for the same period in 2007. Leasing revenues for the quarter increased by $45.3 million, or 61.3%, to $119.3 million from $74.0 million for the same period in 2007. This increase was negatively impacted by a 2.3% decrease in the average rental yield per unit, but positively effected by a 64.7% increase in the average number of units on lease and a 1.1% decrease due to exchange rates as compared to the 2007 third quarter. The decrease in yield resulted from the lower average rental rate of the units acquired in the Merger. Had the business acquired in the Merger been part of our business during the quarter ended September 30, 2007, our average rental yield would have increased by approximately 1.6% due to an increase in average rental rates in North America over the last year and an increase in delivery charges for units. Our sales of portable storage and office units for the three months ended September 30, 2008, increased by 44.1%, to $12.5 million from $8.7 million during the same period in 2007, with the increase primarily associated with the new branches acquired in the Merger. As a percentage of total revenues, leasing revenues for the quarters ended September 30, 2008 and 2007 represented 89.9% and 88.6%, respectively. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years.
Cost of sales are the costs related to our sales revenues only. Cost of sales was 68.4% and 68.7% of sales revenue for the quarters ended September 30, 2008 and 2007, respectively. For both periods, our gross margins remained relatively high at above 31.0% for both quarters, as we were able to pass the higher price of used containers on to our customers.
Leasing, selling and general expenses increased $23.8 million, or 53.2%, to $68.5 million for the quarter ended September 30, 2008, from $44.7 million for the same period in 2007. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.6% for the quarter ended September 30, 2008, from 53.5% for the same period in 2007, primarily due to the $6.4 million in cost savings synergies related to the Merger that we realized during the quarter ended September 30, 2008. These cost savings synergies were partially offset by increases in payroll and related expenses to support our leasing activities and delivery and freight costs, including the increased cost of fuel. In addition, we benefited from lower repair and maintenance expenses related to our lease fleet as compared to the prior period. During the three months ended September 30, 2008, we incurred $1.9 million of additional fuel costs related to picking up and delivery of containers compared to the same quarter in the prior year.
Integration and merger expenses for the quarter ended September 30, 2008 were $6.1 million and primarily represent costs for repositioning and relocating assets to their intended location and other costs associated with the integration of the companies. Other continuing costs related to the Merger will be expensed as incurred, and will include compensation expense and office costs associated with closing certain branch locations, severance payments to employees and costs to convert historical MSG operations and systems to our enterprise resource planning (ERP) system.
EBITDA, excluding the integration and merger expenses, increased $22.8 million to $55.7 million for the quarter ended September 30, 2008 compared to $32.9 million for the three months September 30, 2007. Including integration and merger expenses EBITDA increased $16.7 million to $49.6 compared to $32.9 for the same period in 2007.
Depreciation and amortization expenses increased $4.1 million, or 73.9%, to $9.7 million in the quarter ended September 30, 2008, as compared to $5.6 million during the same period in 2007. The increase is primarily due to the Merger with MSG, additional investment in technology and communication equipment and some growth in lease fleet and related delivery equipment over the last year in order to meet increased demand and market expansion.
Interest expense increased $11.8 million, or 188.8%, to $18.0 million for the quarter ended September 30, 2008 as compared to $6.2 million for the same period in 2007. This increase for the quarter is primarily due to the approximately $540.5 million of debt assumed in the Merger. Our average debt outstanding for the three months ended September 30, 2008, compared to the same period in 2007, increased by 173.5%, including the debt obligations assumed in the Merger. Our average borrowing rate increased slightly during the third quarter of 2008 from the prior year level due, in large part, to the assumption through the Merger, of Mobile Storage’s $200.0 million of 9.75% Senior Notes. The weighted average interest rate on our debt for the three months ended September 30, 2008 was 7.2% compared to 7.0% for the three months ended September 30, 2007, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.6% in the 2008 quarter and 7.2% in the 2007 quarter.
Provision for income taxes was based on our annual effective tax rate of approximately 39.4% in the quarter ended September 30, 2008, as compared to 39.7% during the same period in 2007. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended September 30, 2008, was $13.3 million compared to net income of $12.7 million for the same period in 2007. Our 2008 third quarter net income results include integration and merger expenses of $6.1 million (approximately $3.9 million after tax).
Nine Months Ended September 30, 2008, Compared to
Nine Months Ended September 30, 2007
Total revenues for the nine months ended September 30, 2008, increased by $57.6 million, or 24.5%, to $292.4 million from $234.8 million for the same period in 2007. Leasing revenues for the nine months increased by $51.8 million, or 24.6%, to $262.2 million from $210.4 million for the same period in 2007. This increase resulted from a 1.5% increase in the average rental yield per unit, a 23.4% increase in the average number of units on lease and a 0.3% decrease due to exchange rates as compared to the nine months ended September 30, 2007. The increase in yield resulted from an increase in average rental rates in North America over the last year and was partially offset by the lower average rental rates of the units acquired in the Merger. Our sales of portable storage and office units for the nine months ended September 30, 2008, increased by 24.3% to $28.5 million from $22.9 million during the same period in 2007, with the increase primarily associated with the new branches acquired in the Merger. As a percentage of total revenues, leasing revenues for the nine months ended September 30, 2008, represented 89.7% as compared to 89.6% for the same period in 2007. Our leasing business continues to be our primary focus and leasing revenues have been the predominant part of our revenue mix for several years.
Cost of sales are the costs related to our sales revenues only. Cost of sales for the nine months ended September 30, 2008, increased to 68.8% of sales revenues from 68.1% of sales revenues in the same period in 2007. This increase was partially due to the sale of custom units and units sold from prior acquisitions at lower than typical margins. Our gross margin remained relatively high at 31.2% and 31.9% for the 2008 and 2007 periods, respectively.
Leasing, selling and general expenses increased $33.9 million, or 27.8%, to $155.7 million for the nine months ended September 30, 2008, from $121.9 for the same period in 2007. Leasing, selling and general expenses, as a percentage of total revenues, increased to 53.3% for the nine months ended September 30, 2008, from 51.9% for the same period in 2007. The major increases in leasing, selling and general expenses for the nine months ended September 30, 2008, were fixed costs for payroll and related expenses to support our leasing activities, delivery and freight costs, including the increased cost of fuel, building and land leases and advertising costs. In addition, during the second and third quarters of 2007, we invested heavily in growing our infrastructure in Europe. We increased staffing levels at our European branches, increased advertising, secured additional transportation equipment and completed the move to our own rental locations. These expense increases are in part responsible for the increase in leasing, selling and general expenses during the nine months ended September 30, 2008 as compared to the prior year period. Results for the nine months ended September 30, 2008 benefited from cost savings synergies achieved in connection with our merger with MSG which allowed us to combine certain branch operations and increase operating margins in both North America and Europe. During the nine months ended September 30, 2008, we incurred $3.6 million of additional fuel costs related to picking up and delivery of containers compared to the same period in 2007.
Integration and merger expenses of $17.7 million for the 2008 period primarily represent estimated costs for exiting certain of Mobile Mini’s branch operations that overlapped with Mobile Storage Group’s properties, repositioning and relocating assets to their intended location and other costs associated with personnel and office expenses associated with the integration of the companies. Other continuing costs for the Merger will be expensed as incurred, and will include compensation expense and office costs associated with closing certain branch locations, severance payments to employees and costs to convert historical MSG operations and systems to our ERP system.
EBITDA, excluding the integration and merger expenses in 2008, increased $19.7 million to $117.1 million for the nine months ended September 30, 2008 compared to $97.4 million for the same period in 2007. Including integration and merger expenses, EBITDA increased $2.0 million to $99.4 compared to $97.4 for the same period in 2007. EBITDA in 2007 excludes debt extinguishment expense.
Depreciation and amortization expenses increased $5.5 million, or 35.5%, to $21.1 million in the nine months ended September 30, 2008, from $15.6 million during the same period in 2007. The increase is primarily due to the Merger with MSG, additional investment in technology and communication equipment and some growth in lease fleet and related delivery equipment over the last year in order to meet increased demand and market expansion.
Interest expense increased $12.3 million, or 67.2%, to $30.6 million for the nine months ended September 30, 2008, as compared to $18.3 million for the same period in 2007. This increase is primarily due to the approximately $540.5 million of debt assumed in the Merger. Our average debt outstanding for the nine months ended September 30, 2008, compared to the same period in 2007, increased by 75.6%, including the debt obligations assumed in the Merger. Our average borrowing rate declined during the third quarter of 2008 from the prior year level in part because of the lower LIBOR rates in effect during the 2007 period and in part due to the redemption of certain higher interest rate fixed debt and issuance of our 6.875% notes in May 2007 which was partially offset with the assumption of Mobile Storage’s $200.0 million of 9.75% Senior Notes. The weighted average interest rate on our debt for the nine months ended September 30, 2008 was 6.6%, as compared to 7.1% for the nine months ended September 30, 2007 excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 7.0% and 7.4% for the nine months ended September 30, 2008 and 2007, respectively.
Debt extinguishment expense for the 2007 period resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007.
Provision for income taxes was based on our annual effective tax rate of approximately 39.7% in the nine months ended September 30, 2008, as compared to 39.3% during the same period in 2007. Our consolidated tax provisions include the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the nine months ended September 30, 2008, was $28.8 million compared to net income of $31.7 million for the same period in 2007. Our 2008 net income results include integration and merger expenses of $17.7 million (approximately $11.0 million after tax) and in 2007 include the effects of debt extinguishment expense related to our 9.5% Senior Notes, or $11.2 million (approximately $6.9 million after tax).
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
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our May 2007 offering of Senior Notes and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. During the nine months ended September 30, 2008, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Revolving Credit Facility. In connection with the Merger, we expanded our revolving credit facility to increase our borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. As of November 3, 2008, borrowings outstanding under our credit facility were approximately $576.2 million. At September 30, 2008, we had approximately $589.1 million of borrowings outstanding and $302.1 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. Under the terms of the Credit Agreement we were in compliance with all the covenants as of September 30, 2008.
Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at the our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. Beginning after the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon Mobile Mini’s then-debt ratio, as defined in the Agreement.
The Credit Agreement provides for UK borrowings, denominated in either Pounds Sterling or Euros, by our subsidiary Mobile Mini UK Limited based upon a UK borrowing base and for US borrowings, denominated in Dollars, by Mobile Mini, Inc. based upon a US and Canada borrowing base.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit.
Operating Activities. Our operations provided net cash of $64.6 million for the nine months ended September 30, 2008, compared to $67.1 million during the same period in 2007. The $2.5 million decrease in cash generated by operations in 2008 was due to a decrease in accounts payable partially offset by an increase in accrued liabilities, primarily comprised of liabilities assumed or incurred in connection with the Merger and offset by $2.9 million decrease in net income, which resulted from integration and merger expenses. In both years, cash provided by operating activities were negatively impacted by an increase in receivables and inventories.
Investing Activities. Net cash used in investing activities was $74.0 million for the nine months ended September 30, 2008, compared to $107.1 million for the same period in 2007. Cash paid for businesses acquired, primarily related to the MSG acquisition, was $24.2 million for the nine months ended September 30, 2008 as compared to $6.1 million for the same period in 2007. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $39.0 million for the nine months ended September 30, 2008, compared to $85.5 million for the same period in 2007. The capital expenditures for our lease fleet are discretionary and we were able to reduce the level of spending as our combined growth rate declined. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $10.7 million for the nine months ended September 30, 2008 compared to the $15.6 million for the same period in 2007. The majority of the 2008 expenditures were for technology and communication improvements for our telephone and computer systems and for delivery equipment (trucks and trailers) in our European operations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash provided by financing activities was $8.1 million during the nine months ended September 30, 2008, as compared to $40.1 million of net cash provided by financing activities for the same period in 2007. During the nine months ended September 30, 2008, we increased borrowings under our revolving credit facility by $135.0 million which were used primarily to fund the Merger, related expenses and costs associated with our Credit Agreement.
The interest rate under our $900.0 million revolving credit facility is based on our ratio of funded debt to earnings before interest expenses, taxes, depreciation and amortization, debt restructuring and extinguishment expenses and other adjustments, as defined in the Credit Agreement, and any extraordinary gains or non-cash extraordinary losses. The borrowing rate under our prior credit facility at December 31, 2007 was LIBOR plus 1.25% per annum or the prime rate less 0.25% per annum, whichever we elected. Under the

Credit Agreement, the interest rate spread from LIBOR and prime rate can change based on our debt ratio measured at the end of each quarter, beginning after June 30, 2009. The interest rate spread is set under the agreement at LIBOR plus 2.50% and prime plus 1.0% until June 30, 2009.
At September 30, 2008, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133 which resulted in a charge to comprehensive income for the nine months ended September 30, 2008, of $1.4 million, net of applicable income tax benefit of $0.5 million.
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
In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $8.8 million in letters of credit and an agreement under which we are contingently responsible for $2.9 million to provide credit support for our payment of the deductibles and/or loss limitation reimbursements under the insurance policies. Additionally, at September 30, 2008, we had $1.4 million held by a third party which will be converted into approximately $1.2 million of letters of credit related to insurance policies in connection with the Merger.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment. Currently, we have $5.9 million outstanding under capital lease commitments that we acquired with the Merger.
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
Share-Based Compensation. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. For performance based awards granted in 2007 and 2008, the accelerated attribution model was used to determine the expense of these awards. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $3.0 million of total unrecognized compensation costs related to stock options at September 30, 2008 that are expected to be recognized over a weight-average period of 1.6 years. See Note F to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands except per share data)
As Reported:
Net income	$12,704	$13,276	$31,732	$28,795
Diluted earnings per share	$0.35	$0.31	$0.86	$0.77
As adjusted for change in estimates:
Net income	$12,659	$12,929	$31,541	$28,203
Diluted earnings per share	$0.34	$0.30	$0.86	$0.75
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If these assumptions change in the future, whether due to new information or other factors, we may be required to record an impairment charge for goodwill. Some factors we consider important which could trigger an impairment review include the following:
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
Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, after the date that we put the unit in service. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet as a result of acquisitions of portable storage businesses. In connection with the Merger, we acquired assets that were not part of our principal lease fleet. We plan to dispose of these non-core assets as opportunities permit. These assets include timber units which are older wood constructed portable offices in the U.K. that are depreciated over 5 years to 10% of their assigned value. Other units include portable fiberglass chemical toilets that are depreciated over 3 years to 30% of their assigned value.
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

		Useful	Three Months Ended		Nine Months Ended
	Salvage	Life in	September 30,		September 30,
	Value	Years	2007	2008	2007	2008
	(In thousands except per share data)
As Reported:	62.5%	25
Net income			$12,704	$13,276	$31,732	$28,795
Diluted earnings per share			$0.35	$0.31	$0.86	$0.77
As adjusted for change in estimates:	70%	20
Net income			$12,704	$13,276	$31,732	$28,795
Diluted earnings per share			$0.35	$0.31	$0.86	$0.77
As adjusted for change in estimates:	50%	20
Net income			$11,765	$11,988	$28,986	$25,205
Diluted earnings per share			$0.32	$0.28	$0.79	$0.67
As adjusted for change in estimates:	40%	40
Net income			$12,704	$13,276	$31,732	$28,795
Diluted earnings per share			$0.35	$0.31	$0.86	$0.77
As adjusted for change in estimates:	30%	25
Net income			$11,483	$11,602	$28,162	$24,128
Diluted earnings per share			$0.31	$0.27	$0.77	$0.64
As adjusted for change in estimates:	25%	25
Net income			$11,295	$11,344	$27,613	$23,410
Diluted earnings per share			$0.31	$0.26	$0.75	$0.62
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
Purchase Accounting. We accounted for the acquisition of Mobile Storage Group, and our other acquisitions, under the purchase method as required by SFAS No. 141. In accordance with the purchase method of accounting, the price paid by us for Mobile Storage Group and other acquisitions, including the value of the redeemable convertible preferred stock, was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired and the fair value of the convertible redeemable participating preferred stock issued at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be subject to annual impairment testing.
The estimated fair values of assets acquired, liabilities assumed and convertible redeemable participating preferred stock issued were based on internal estimates and are subject to change as we complete more detailed analyses. Refer to Note M for a summary of the preliminary purchase price allocations. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities acquired was recorded as goodwill.
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
There have been no other significant changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2008.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009. Presently, there are no non-controlling interests in any of our consolidated subsidiaries; therefore, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial condition.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements buy the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, synergies and other expected results relating to our acquisition of Mobile Storage Group, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	a continued economic slowdown that affects any significant portion of our customer base, including economic slowdown in areas of limited geographic scope if markets in which we have significant operations are impacted by such slowdown

•	our ability to timely and efficiently integrate the new branches and employees that we acquired as a result of our merger and business combination with Mobile Storage Group

•	our ability to manage our planned growth, both internally and at new branches

•	our European operations may divert our resources from other aspects of our business

•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	currency exchange and interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2008, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $200.0 million of debt. For the nine months ended September 30, 2008, in accordance with SFAS No. 133, comprehensive income included a $1.4 million charge, net of applicable income tax benefit of $0.5 million, related to the fair value of our interest rate swap agreements.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in both our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007 and in our Form 10-Q for the quarter ended June 30, 2008, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and in our Form 10-Q for the quarter ended June 30, 2008 have not materially changed other than as set forth below:
Global capital and credit markets conditions, and resulting declines in consumer confidence and spending, could have an adverse effect on Mobile Mini’s operating results. Further, the conditions in the global capital and credit markets could have an adverse effect on our ability to access those markets.
Volatility and disruption in the global capital and credit markets reached unprecedented levels during the third quarter of 2008 and extending into the fourth quarter. This market turmoil has led to failures of major financial institutions, government intervention in the capital markets, a tightening of business credit and liquidity, a contraction of consumer credit, higher unemployment and declines in consumer confidence and spending. The economic downturn in the United States and in many international markets could have an adverse effect on demand for our products, our customers’ ability to lease units from us and/or our ability to collect amounts owed us by customers. Global economic conditions could continue to deteriorate and remain weak for an extended period of time, which could have a material adverse effect on our business, financial condition, results of operations and ability to access the capital and credit markets.
Due to the significant disruptions in the global credit markets experienced in 2008, liquidity in the debt markets has been materially impacted, making financing terms for borrowers less attractive or, in some cases, unavailable altogether. Prolonged disruptions in the global credit markets or the failure of additional lending institutions could result in the unavailability of certain types of debt financing, including access to revolving lines of credit.
We monitor the financial strength of our larger customers, derivative counterparties, lenders and insurance carriers on an on-going basis using publicly available information in order to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately service our needs. While we engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed, the credit market and economic conditions effecting lending institutions generally could eventually impact our ability to borrow from certain of our lenders, which could have an adverse effect on our business, financial condition and results of operations.
ITEM 6. EXHIBITS
     Exhibits (all filed herewith):

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

MOBILE MINI, INC.
Date: , 2008	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg Chief Financial Officer & Executive Vice President