Form 10-Q/A
period 2008-09-30
MOBILE MINI INC
filed 2008-11-12
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATION NOTE
Mobile Mini, Inc. filed its Quarterly Report on Form 10-Q for the quarter period ended September 30, 2008 with the Securities and Exchange Commission on November 10, 2008 (the “Original Filing”). The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) is to include the date of November 10, 2008 which was unintentionally omitted from the Signature page and the Certifications filed as Exhibits 31.1, 31.2, and 32.1. with the Original Filing.
Except as described above, there were no other changes made to the Original Filing.

EXPLANATION NOTE
SIGNATURES
EX-31.1
EX-31.2
EX-32.1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: November 10, 2008	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg
Chief Financial Officer & Executive Vice President

48