Form 10-K
period 2008-12-31
MOBILE MINI INC
filed 2009-03-02
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value on June 30, 2008 of the voting stock owned by non-affiliates of the registrant was approximately $674 million.

As of February 20, 2009, there were outstanding 35,446,409 million shares of the issuer’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2008 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS.

Mobile Mini, Inc.

We are the largest provider of portable storage solutions in North America and the United Kingdom, through our total lease fleet of approximately 273,700 portable storage and mobile office units at December 31, 2008. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving. At December 31, 2008, we operated through a network of 94 branches in the United States, Canada, the United Kingdom and The Netherlands. In addition, we have various operational yards to support our branch operations in both North America and the U.K. Our portable units provide secure, accessible temporary storage for a diversified client base of approximately 118,000 customers, including large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies and inventory, temporary offices, construction materials and equipment, documents and records and household goods.

On June 27, 2008, we acquired Mobile Storage Group, Inc. (MSG) in a transaction valued at $755.4 million (the Merger). Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.9 million and paid other consideration and transaction costs of $214.5 million consisting of $17.9 million cash (net of $5.5 million cash acquired), and the issuance of approximately 8.6 million shares of convertible preferred stock with a determined fair value at issuance of $196.6 million and a liquidation preference value of $154.0 million. The discussion in this Annual Report of our business, financial condition and results of operations includes the results of our combined operations with Mobile Storage Group since June 27, 2008.

We were founded in 1983 and since 1996, have followed a strategy of focusing on leasing rather than selling our portable storage units. Leasing revenues represented approximately 90% of total revenues for the year ending December 31, 2008. We believe our leasing strategy is highly effective because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 32 months;

•	have average monthly lease rates that recoup our current investment on our remanufactured units within an average of 35 months;

•	have long useful lives exceeding 25 years, relatively low maintenance and high residual values; and

•	produce incremental leasing operating margins of approximately 56.0%.

Since 1996, we have increased our total lease fleet from 13,600 units to approximately 273,700 units as of December 31, 2008, for a compound annual growth rate, or CAGR, of 28.4%. We experienced a significant increase in 2008 due to our acquisition of MSG. As a result of our focus on leasing, we have achieved substantial increases in our revenues, margins and profitability. Our annual leasing revenues have increased from $17.9 million in 1996 to $371.6 million in 2008, representing a CAGR of 28.8%. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers which were built according to standards developed by the International Organization for Standardization (ISO), other steel containers that we manufactured and mobile offices. We remanufacture and customize our purchased ISO containers by adding our proprietary locking and easy-opening door systems. These assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. In 2000, we began adding wood mobile office units to the lease fleet to complement our core steel portable storage products. We maintain our steel containers and mobile offices on a regular basis. Maintenance of our steel products consists primarily of repainting units, essentially keeping them in the same condition as when they entered our fleet. Repair and maintenance of our wood mobile offices primarily consists of replacing the interior flooring which could be either tile or carpeting. Repair and maintenance expense for our fleet has averaged approximately 4.0% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold containers and steel security offices from our lease fleet at an average of 148% of original cost from 1997 through 2008.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. The fixed self-storage segment consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage segment. We do offer non-fixed self storage in secure containers from our fleet at some of our locations in the U.S. and the U.K.

The portable storage segment in which our business operates differs from the fixed self-storage segment in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented and remains primarily local in nature. We believe the portable storage market in the U.S. exceeds $1.5 billion in revenue annually. Portable storage solutions include containers, van trailers and roll-off units. Although there are no published estimates of the size of the portable storage segment, we believe portable storage containers are achieving increased storage market share compared to other storage options and that this segment is expanding because of an increasing awareness that only containers provide ground level access and better protect against damage caused by wind or water than do other portable storage alternatives. As a result, containers can meet the needs of a diverse range of customers. Portable storage containers such as ours provide ground level access, higher security and improved aesthetics compared with certain other portable storage alternatives such as van trailers.

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and is estimated by the Modular Building Institute to be approximately $5 billion in revenue annually in North America. We offer combined storage/office units and mobile offices in varying lengths and widths, with lease terms in North America currently averaging approximately 14 months.

We also offer portable record storage units and many of our regular storage units are used for document and record storage. We believe the documents and records storage industry will continue to grow as businesses continue to generate substantial paper records that must be kept for extended periods.

Our goal is to continue to be the leading provider of portable storage solutions in North America and the U.K. We believe our competitive strengths and business strategy will enable us to achieve this goal.

Competitive Strengths

Our competitive strengths include the following:

Market Leadership.  At December 31, 2008, we maintained a total lease fleet of approximately 273,700 units and we are the largest provider of portable storage solutions in North America and the U.K. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

Superior, Differentiated Products.  We offer the industry’s broadest range of portable storage products, with many features that differentiate our products from those of our competition. We remanufacture used ocean-going containers and have designed and manufactured our own portable storage units. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufacture provide 40% more usable storage space than the standard eight-foot-wide ocean-going containers offered by our competitors. The vast majority of our products have our patented locking system and multiple door options In addition, we offer portable storage units with electrical wiring, shelving and other customized features. This differentiation allows us to charge premium rental rates versus our competition.

Sales and Marketing Emphasis.  We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have a dedicated commissioned sales team and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales calls monitoring and sales mentoring and training programs. On-line, yellow pages and direct-mail advertising are integral parts of our sales and marketing approach. Our website includes value added features such as product video tours, online payment capabilities and online real time sales inquiries, enabling customers to chat live with our salespeople.

National Presence with Local Service.  We have the largest national network for portable storage solutions in the U.S. and U.K. and believe it would be difficult to replicate. We have invested significant capital developing a national network of branches that serves most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our branch network through both opening branches in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers Our network of local branches allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that is made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with the customers that benefit from access to our wide selection of products that we are able to offer.

Geographic and Customer Diversification.  At December 31, 2008, we operated from 94 branches of which 74 were located in the U.S., two in Canada, seventeen in the U.K., and one in The Netherlands. We served approximately 118,000 customers from a wide range of industries in 2008. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. militaries, government agencies, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2008, our largest and our second-largest customers accounted for 1.8% and 0.7% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 5.2% of our leasing revenues. During 2008, approximately 53.4% of our customers rented a single unit. We believe this diversity also helps us to better weather economic downturns in individual markets and the industries in which our customers operate.

Customer Service Focus.  We believe the portable storage industry is particularly service intensive and essentially local. Our entire organization is focused on providing high levels of customer service, and our salespeople work out of our branch locations to better understand local market needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, high product quality, differentiated and broad product selection and availability, and competitive lease rates. We conduct on-going training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, in 2008 we began to use a Net Promoter Score (NPS) system to measure and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our branches to our corporate headquarters. Our customized Enterprise Resource Planning (ERP) system also increases our responsiveness to customer inquiries and enables us to efficiently monitor our sales force’s performance. Approximately 54.1% of our 2008 leasing revenues were derived from repeat customers, which we believe is a result of our superior customer service.

Customized Enterprise Resource Planning System.  We have made significant investments in an ERP system for our U.S. and U.K. business. These investments enable us to optimize fleet utilization, control pricing, capture detailed customer data, easily control credit approval while approving it quickly, audit company results reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. In addition, we believe this system gives us a competitive advantage over smaller and less sophisticated local and regional competitors. In addition, our ERP system allow us to carefully monitor, on a real time basis, the size, mix, utilization and lease rates of our lease fleet branch by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.  We focus on growing our core storage leasing business, which accounted for 79.0% of our fleet at December 31, 2008, because it provides recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America and in the U.K. and The Netherlands. Our leasing revenues have grown from $17.9 million in 1996 to $371.6 million in 2008, reflecting a CAGR of 28.8%.

Generate Strong Internal Growth.  We focus on increasing the number of portable storage units we lease from our existing branches to both new and repeat customers. We have historically generated strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. Our internal growth rate historically was positive every quarter. Due to the acquisition of MSG, we were able to close locations and combine branch management in each of the cities with overlapping branches and reposition our lease fleet at our resulting branch locations to align with customer demand. As a result, comparing internal growth by branch for periods after this acquisition to periods before this acquisition would be difficult.

Opportunistic Branch Expansion.  We believe we have attractive geographic expansion opportunities, and we have developed a new market entry strategy, which we replicate in each new market in the U.S. and Europe. We typically enter a new market by acquiring the lease fleet assets of a small local portable storage business to minimize start-up costs and then overlay our business model onto the new branch. Our business model consists of significantly expanding the fleet inventory with our differentiated products, introducing our sophisticated sales and marketing program supported by increased advertising and direct marketing expenditures, adding experienced Mobile Mini personnel and implementing our customized ERP system. As a result of implementing our business model, our new branches have typically achieved strong organic growth, including during their first several years of operation.

In 2008, we dramatically expanded our geographic locations in both the U.S. and U.K. and we expanded our presence in some of our existing markets through the acquisition of MSG and four other smaller acquisitions. Even with the acquisition of MSG, we have identified other markets where we believe demand for portable storage units is underdeveloped. Typically, these markets are served by small, local competitors. Given the current economic environment, however, we are currently focused on optimizing our existing markets.

Continue to Enhance Product Offering.  We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the last ten years we introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we have also added wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (i.e., making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and expand demand for our portable storage solutions.

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facility employees. Some features of our different products are listed below:

•	Remanufactured and Modified Steel Storage Units. We purchase used ocean-going containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ocean-going containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our proprietary locking system. Modification typically involves splitting some containers into 5-, 10-, 15-, 20- or 25-foot lengths. We have also manufactured portable steel storage units for our lease fleet and for sale including our ten foot wide units.

We generally purchase used ISO containers when they are 10 to 12 years old, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers, truck them to our locations, remanufacture them by removing any rust, paint them with a rust inhibiting paint, and further customize them, typically by adding our proprietary easy-opening door system and our patented locking system. We believe we are able to purchase used ocean-going containers at competitive prices because of our volume purchasing power.

•	Steel Security Office and Steel Security/Office/Storage Units. We buy and historically have manufactured steel combination office/security and security office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our European products include canteen units and drying rooms for the construction industry. For customers with space limitations, the office/canteen units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

•	Wood Mobile Office Units. We added mobile office units to our product line in 2000. We purchase these units, which range from eight to 24 feet in width and 20 to 60 feet in length, from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Steel Records Storage Units. We market proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12-and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers — Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers and Other Non-Core Storage Products” below. At December 31, 2008, van trailers comprised less than 1.3% of our fleet, based on a gross book value basis.

•	Timber Units — Non-Core Units. In connection with the MSG transaction, we acquired assets that were not part of our principal lease fleet. These assets include timber units in the U.K. which are older wood constructed mobile offices. We plan to dispose of these non-core assets as opportunities permit.

•	Portable Toilets — Non-Core Units. Other units acquired in the MSG transaction include portable toilets which are typically leased in conjunction with office unit leases in the U.K.

Product Lives and Durability

We believe our steel portable storage units, steel security offices, and wood mobile offices have estimated useful lives of 25 years, 25 years, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 62.5% for our core steel products. Van trailers, which comprised 1.3% of the gross book value of our lease fleet at December 31, 2008, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 4.0% of our lease revenues. Repainting the outside of storage units is the most frequent maintenance item.

We maintain our steel containers on a regular basis by painting them, removing rust, and occasionally replacing the wooden floor or a rusted panel as they come off rent and are ready to be leased again. This periodic maintenance keeps the container in essentially the same condition as after we initially remanufactured it and is designed to maintain the unit’s value and rental rates comparable to new units.

Approximately 9.9% of our 2008 revenue was derived from sales of our units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our U.S. container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers in the lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 25 year useful life and 62.5% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our stringent maintenance policy.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2008 based on the length of time in the lease fleet.

				Sales	Sales
				Revenue as a	Revenue as a
	Number of	Sales	Original	Percentage of	Percentage of
	Units Sold	Revenue	Cost(1)	Original Cost	Net Book Value
	(Dollars in thousands)

Sales fleet(2)	37,170	$118,216	$77,815	152%	152%
Lease fleet, by period held before sale:
Less than 5 years	17,776	$63,635	$42,863	148%	151%
5 to 10 years	4,379	$19,101	$12,995	147%	162%
10 to 15 years	1,050	$4,048	$2,822	143%	169%
15 to 20 years	153	$528	$365	145%	180%
20+ years	6	$20	$17	119%	172%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our branch when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location where the unit is first placed into service.

(2)	Includes sales of unremanufactured ISO containers.

In addition, appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders, and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of December 31, 2008, based on this orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet appraisal value is approximately $919.3 million, which equates to 85.3% of our lease fleet net book value of $1.1 billion at year end. At December 31, 2007, our orderly liquidation value equated to 81.7% of the lease fleet net book value.

Because steel storage containers substantially keep their value when properly maintained, we are able to lease containers that have been in our lease fleet for various lengths of time at similar rates, without regard to the age of the container. Our lease rates vary by the size and type of unit leased, length of contractual term, custom features and the geographic location of our branch at which the lease is originated. While we focus on service and security as a main differentiation of our products from our competitors, pricing competition, market conditions and other factors can influence our leasing rates.

The following chart shows the average monthly lease rate that we currently receive for various types of containers that have been in our lease fleet for various periods of time. We have added our 10-foot-wide containers and security offices to the fleet only in the last several years and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet, excluding units acquired in the Merger, but specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(By Number of Years in Our Lease Fleet)(1)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar

Type 1	Number of units	4,513	2,993	1,670	127	2	9,305
	Average rent	$70.51	$83.14	$84.01	$77.90	$70.42	$77.10
Type 2	Number of units	1,098	956	511	83	1	2,649
	Average rent	$86.15	$84.36	$84.23	$82.32	$70.42	$85.01
Type 3	Number of units	12,004	3,549	2,254	675	604	19,086
	Average rent	$59.73	$82.59	$84.45	$82.98	$78.92	$68.33
Type 4	Number of units	262	451	347	49	1	1,110
	Average rent	$112.18	$110.24	$108.03	$101.65	$108.33	$109.63
Type 5	Number of units	455	1,376	158	29	1	2,019
	Average rent	$97.73	$120.63	$126.71	$121.22	$124.58	$115.96
Type 6	Number of units	3,545	4,673	1,166	145	14	9,543
	Average rent	$123.77	$128.07	$130.73	$128.72	$138.98	$126.82
Type 7	Number of units	12,509	7,240	1,076	92	872	21,789
	Average rent	$110.96	$112.79	$122.11	$127.41	$107.27	$112.04
Type 8	Number of units	338	404	252	27	5	1,026
	Average rent	$166.59	$160.68	$167.24	$150.66	$198.68	$164.16

(1)	We have excluded units acquired in the Merger from the table above so as not to distort the data presented as these units have all been in our lease fleet less than one year.

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

Steel Storage, Steel Office and Combination Units.  Our steel products are our core leasing units and include portable storage units, whether manufactured or remanufactured ISO containers, steel security office and storage/office combination units. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%.

Wood Mobile Office Units.  Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year) which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2008, our wood mobile offices were all less than nine years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last eight years.

Although the operating margins on mobile offices are high, they are lower than the margins on steel containers. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. This adds to our overall profitability and operating margins.

Van Trailers — Non-Core Storage Units.  At December 31, 2008, van trailers made up less than 1.3% of the gross book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products which we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over 7 years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

Timber Units — Non-Core Units.  These units are older wood constructed mobile offices in the U.K. and are depreciated over 5 years to 10% of their assigned value.

Portable Toilets — Non-Core Units.  Steel portable toilets are depreciated over 25 years to 62.5% of their residual value, wood timber portable toilets are depreciated over 5 years to 10% of their residual value and fiberglass portable toilets are depreciated over 3 years to 30% of their residual value.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Throughout the year we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we remanufacture and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Due to the number of units acquired in the MSG transaction and the current economic environment, we do not anticipate needing to purchase or acquire containers or offices to remanufacture or customize until the operating environment significantly improves. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of remanufacturing, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage, installing new doors, seals and a locking system. Additional modifications may involve the splitting of a unit to create several smaller units and adding customized features. The restoring and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes we add custom features. We also will sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively increased the net asset value of our lease fleet from $802.9 million at December 31, 2007 to $1.1 billion at December 31, 2008:

	Dollars	Units
	(Dollars in thousands)

Lease fleet at December 31, 2007, net	$802,923	160,116
Purchases:
Container purchases and containers obtained through acquisitions, including freight	201,589	96,381
Non-core units obtained through acquisitions, primarily van trailers	57,683	21,658
Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	29,376	1,844
New wood mobile offices	9,340	312
Remanufacturing and customization:(3)
Remanufacturing or customization of units purchased or acquired in the current year	9,188	2,650	(1)
Remanufacturing or customization of 4,651 units purchased in a prior year	16,693	1,184	(1)
Remanufacturing or customization of 985 units obtained through acquisition in a prior year	409	141	(2)
Other(4)	(12,794)	(1,734)
Cost of sales from lease fleet	(18,464)	(8,804)
Depreciation	(17,787)

Lease fleet at December 31, 2008, net	$1,078,156	273,748

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance, which is expensed as incurred.

(4)	Dollars primarily represent foreign currency translation adjustments.

The table below outlines the composition of our lease fleet at December 31, 2008:

			Percentage of
	Lease Fleet	Number of Units	Units
	(In thousands)

Steel storage containers	$616,750	216,669	79%
Offices	523,242	43,593	16%
Van trailers	15,610	13,486	5%
Other, primarily chassis	2,161

	1,157,763
Accumulated depreciation	(79,607)

	$1,078,156	273,748	100%

Branch Operations

Our senior management analyzes and manages the business as one business segment and our operations across all branches concentrate on the same core business of leasing, using products which are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our one business segment into smaller management areas we call divisions, regions and branches. Each of our branches generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management.

In the U.S. particularly, we locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide storage of units under lease at the branch (on-site storage).

We currently have 74 branches in the U.S., 2 branches in Canada, 17 branches in the U.K. and one branch in The Netherlands. Additionally, we have 24 properties we call operations yards from which we can service a local market and store and maintain our product and equipment. These operations yards do not have branch managers or sales people but typically have a dispatcher and drivers assigned to them.

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to regional managers who each generally oversee 5-6 branches. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in Europe). Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional and branch managers.

Each branch has its own sales force and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three to four high to maximize usable ground area. Our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our smaller branches perform preventative maintenance tasks but outsource major repairs.

Sales and Marketing

We have dedicated local sales people at our branches and a sales management team at our headquarters and other locations that conduct sales and marketing on a full-time basis. We believe that by locating most of our sales and marketing staff in our branches, we can better understand the portable storage needs of our customers and provide higher levels of customer service. Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have on-going sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our ERP system. This enables the sales and marketing team to share leads and other information and permits management to monitor and review sales and leasing productivity on a branch-by-branch basis. We constantly strive to improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales and marketing employees are compensated primarily on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet multi-regional customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 1,100 U.S. customers and 60 European customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We focus an increasing portion of our marketing expenditures on internet-based initiatives with web-based products and services for both existing customers and potential customers. We also advertise our products in the yellow pages and use a targeted direct mail program. In 2008, we mailed approximately 8.2 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage.

Customers

During 2008, approximately 118,000 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 93,000 in 2007. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for only 1.8% of our leasing revenues in both 2007 and 2008. Our next largest customer accounted for approximately 0.9% and 0.7% of our leasing revenues in 2007 and 2008, respectively. Our twenty largest customers combined accounted for approximately 4.9% of our lease revenues in 2007 and approximately 5.2% of our lease revenues in 2008. Approximately 53.4% of our customers rented a single unit during 2008.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2008:

	Approximate
	Percentage of	Representative
Business	Units on Lease	Customers	Typical Application

Consumer service and retail businesses	30%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs
Construction	36%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Consumers	4%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location
Government and Institutions	10%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Industrial and commercial	13%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Other	7%

Remanufacturing

In December 2008, after integrating the assets and operations we acquired in the MSG acquisition, we leveraged our combined fleet and restructured our manufacturing operations, reducing overhead and capital expenditures for our lease fleet. We accomplished this primarily by reducing our work force at our Maricopa, Arizona manufacturing facility by approximately 90%, in addition to reducing manufacturing and remanufacturing staff at other locations. Additionally, we essentially halted new production activities other than completing existing work in process assignments. Historically, we built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufacture used ocean-going containers at our Maricopa, Arizona facility. We continue to remanufacture used ocean-going containers at our branch locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoring operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials. For the near future, we expect our Maricopa, Arizona facility, with a limited staff, will predominately be used for remanufacturing and rebranding units acquired in acquisitions to be compliant with our lease fleet standards and for repairs and maintenance on our existing lease fleet.

Vehicles

At December 31, 2008, we had a fleet of 851 delivery trucks, of which 705 were owned and 146 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning System

In 2006, we implemented our new customized ERP system in North America to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and to allow international growth using the same ERP system throughout the company. In 2007, our European operations were converted from their existing systems onto the same ERP customized platform under which we operate in North America to gain further efficiencies. This system consists of a wide-area network that connects our headquarters and all of our branches. Our Tempe, Arizona corporate headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement as well as monthly profit and loss statements on a consolidated and branch basis. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. In 2008, we implemented a dashboard system in order to gain further efficiencies by having branch managers, regional managers and senior vice presidents electronically review real-time data we feel is most relevant to the business. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the system to track customer leads and other sales data, including information about current and prospective customers. We have made significant investments to our ERP system during the past three years, and we intend to continue that investment to further optimize the features of this new system for both the North American and our European operations. Subsequent to the closing of the Merger, MSG’s business data was successfully transferred to and incorporated into our ERP system. All new U.S. locations acquired in the Merger were operationally capable of using our systems shortly after we closed the transaction. We converted MSG’s U.K. branches onto our systems in the third quarter 2008.

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception but if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2008, our steel storage containers initially have an average intended term of approximately 8 months at inception, however their average duration for these leases that have fulfilled their term agreement was 33 months to date. The average monthly rental rate on these units was approximately $100. Our security, security/storage and mobile offices typically have an average intended lease term of approximately 11 months. The duration of all office leases that have fulfilled their term agreement was 23 months in 2008. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are typically the responsibility of the customer.

Competition

We face competition from several local and regional companies, as well as from national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Williams Scotsman, Elliot Hire, PODS, Pac-Van, 1-800-PAC-RAT, LLC, Haulaway Storage Containers, Inc., Moveable Cubicle, Speedy Hire, and a number of other national, regional and local competitors. In the mobile office business, we typically compete with ModSpace, Williams Scotsman, McGrath RentCorp and other national, regional and local companies.

Employees

As of December 31, 2008, we employed approximately 2,155 full-time employees in the following major categories:

Management	165
Administrative	440
Sales and marketing	490
Manufacturing	255
Drivers and storage unit handling	805

Access to Information

Our Internet address is www.mobilemini.com.  We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition to this Form 10-K, we incorporate by reference as identified herein, certain information from parts of our proxy statement for the 2009 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 29, 2009, which will also be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our web site. Information contained on our web site is not part of this Annual Report.

ITEM 1A.	RISK FACTORS

Cautionary Statement about Forward Looking Statements

Our discussion and analysis in this Annual Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They include words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, acquisition and growth strategy, synergies and cost savings anticipated from acquisitions and mergers, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

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

A continued economic slowdown, particularly in the non-residential construction sector of the economy, could reduce demand from some of our customers, which could negatively impact our financial results.

The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also caused a substantial reduction in the stock market and layoffs and other restrictions on spending by companies in almost every business sector. These events could have a number of different effects on our business, including:

•	reduction in consumer and business spending, which would result in a reduction in demand for our products;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and

•	an increase in counterparty risk.

Additionally, at the end of 2007 and 2008, customers in the construction industry, primarily in non-residential construction, accounted for approximately 43% and 36%, respectively, of our leased units. If the current economic slowdown in the non-residential construction sector continues, it is likely that we would experience less demand for leases and sales of our products. Also, because most of the cost of our leasing business is either fixed or semi variable, this would cause our margins to contract and the adverse affect on operating results would be more pronounced.

Global capital and credit markets conditions could have an adverse effect on our ability to access the capital and credit markets, including our credit facility.

Due to the ongoing disruptions in the global credit markets, liquidity in the debt markets has been materially impacted, making financing terms for borrowers less attractive or, in some cases, unavailable altogether. Prolonged disruptions in the global credit markets or the failure of additional lending institutions could result in the unavailability of certain types of debt financing, including access to revolving lines of credit.

We monitor the financial strength of our larger customers, derivative counterparties, lenders and insurance carriers on an on-going basis using publicly available information in order to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately service our needs. While we engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed, the current credit market conditions could eventually increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facility, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, in the future we may need to raise additional funds to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations. If we fail to raise capital when needed, our business will be negatively affected.

We may fail to realize the anticipated benefits of the merger transaction with Mobile Storage Group, and the continuing integration process could adversely impact our ongoing operations.

We acquired Mobile Storage Group with the expectation that the merged operations would result in various benefits, including, among other things, an expanded customer base and ongoing cost savings and operating efficiencies. The continued success of the merged operations will depend, in part, on our ability to realize such anticipated benefits from combining the businesses of our company and Mobile Storage Group. The anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve anticipated benefits could result in increased costs and decreases in the amounts of expected revenues of the combined company.

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

We believe that a unionized workforce would generally increase our operating costs, divert the attention of management from servicing customers and increase the risk of work stoppages, all of which could have a material adverse effect on our business, results of operations or financial condition.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In May 2007, we issued $150.0 million in aggregate principal amount of 6.875% Senior Notes. These notes were issued at 99.548% of par value. In connection with our acquisition of Mobile Storage Group, we assumed approximately $544.9 million of Mobile Storage Group’s indebtedness with an acquisition date fair value of $540.9 million. On June 27, 2008, we entered into an ABL Credit Agreement under which we may borrow up to $900.0 million on a revolving loan basis which means that amounts repaid may be reborrowed. Our substantial indebtedness could have adverse consequences. For example, it could:

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

The indentures governing our 6.875% Senior Notes and the 9.75% Senior Notes originally issued by MSG which we assumed as part of the Merger and, to a lesser extent, our revolving credit facility agreements contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. Our Senior Notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100 million in borrowing availability.

Our revolving credit facility requires us, under certain limited circumstances, to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indentures governing the Senior Notes, and the revolving credit facility.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines under appraisals our lenders receive, we cannot borrow as much. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.

We may not be able to successfully acquire new operations or integrate future acquisitions, which could cause our business to suffer.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company, we may experience difficulty integrating that company’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities, including liabilities for environmental-related costs, could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

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

We derived approximately 12.8% of our total revenues in 2008 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize from our U.K. business. In 2007, the British pound was at or near a multi-year high against the U.S. dollar, and we cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2008, we had $492.7 million of goodwill on our consolidated balance sheets after the impairment charges discussed below. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

At December 31, 2008, we recognized an impairment of approximately $13.7 million primarily relating to our operations in the U.K. For more information, see the Notes to Consolidated Financial Statements included in our financial statements contained in this Annual Report.

We are subject to environmental regulations and could incur costs relating to environmental matters.

We are subject to various federal, state, and local environmental protection and health and safety laws and regulations governing, among other things:

•	the emission and discharge of hazardous materials into the ground, air, or water;

•	the exposure to hazardous materials; and

•	the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, oil/fuel and other hazardous materials.

We are also required to obtain environmental permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other parties are improperly exposed to hazardous materials.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors’ past or present facilities. These laws often impose liability even if the owner, operator or lessor did not know of, or was not responsible for, the release of such hazardous substances.

Environmental laws are complex, change frequently, and have tended to become more stringent over time. The costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations, or financial condition.

The supply and cost of used ocean-going containers fluctuates, and this can affect our pricing and our ability to grow.

As needed, we purchase, remanufacture and modify used ocean-going containers in order to expand our lease fleet. If used ocean-going container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ocean-going containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. This would cause our revenues and our earnings to decline.

The supply and cost of raw materials we use in manufacturing fluctuates and could increase our operating costs.

As needed, we manufacture portable storage units to add to our lease fleet and for sale. In our manufacturing process, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices are often difficult to pass through to customers, particularly to leasing customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.

Some zoning laws in the U.S. and Canada and temporary planning permission regulations in Europe restrict the use of our portable storage and office units and therefore limit our ability to offer our products in all markets.

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

We are substantially dependent on the personal efforts and abilities of Steven G. Bunger, our Chairman, President and Chief Executive Officer, Mark E. Funk, our Executive Vice President and Chief Financial Officer, and Jody Miller, our Executive Vice President and Chief Operating Officer. The loss of any of these officers or our other key management persons could harm our business and prospects for growth.

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

The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on the Nasdaq Global Select Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geopolitical events or the financial markets;

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	other developments affecting us, our industry, customers or competitors;

•	the operating and stock price performance of companies that investors deem comparable to us; and

•	the number of shares available for resale in the public markets under applicable securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own several properties in the U.S., including our manufacturing facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. In the U.K., we own two locations. We lease all of our other branch locations. All of our major leased properties have remaining lease terms of between 1 and 11 years and we believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our branch locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be 1 to 10 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

Four of our leased properties are with related persons. Three of these leases expired December 31, 2008 but we anticipate renewing these leases at market rates for terms of approximately five years. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of our Board of Directors.

Our Maricopa facility is 17 years old and is on approximately 43 acres. The facility includes nine manufacturing buildings, totaling approximately 171 thousand square feet. These buildings housed our manufacturing, assembly, restoring, painting and vehicle maintenance operations. At the end of 2008, in connection with the MSG transaction, we restructured our manufacturing operations, and as a result, this facility for the near future will be primarily used to rebrand, remanufacture and do repairs and maintenance on the our existing lease fleet.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have approximately 35,000 square feet of office space. The lease term is through December 2014. Our European headquarters is located in Stockton-on-Tees where we lease approximately 10,000 square feet of office space. The term on this lease is through July, 2017.

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

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Prices

Our common stock trades on The Nasdaq Global Select Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the Nasdaq Stock Market.

	2007		2008
	High	Low	High	Low

Quarter ended March 31,	$29.40	$25.12	$20.13	$14.07
Quarter ended June 30,	$33.65	$26.30	$25.31	$18.61
Quarter ended September 30,	$32.01	$21.56	$26.14	$15.00
Quarter ended December 31,	$25.23	$16.50	$19.37	$10.88

We had 88 holders of record of our common stock on February 24, 2009, and we estimate that we have more than 5,400 beneficial owners of our common stock.

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

Sales of Unregistered Securities; Repurchases of Securities

On June 27, 2008, as part of the consideration for the acquisition of Mobile Storage Group, we issued 8.6 million shares of our Series A Convertible Redeemable Participating Preferred Stock, to the former stockholders of Mobile Storage Group. This issuance was made pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

The preferred stock is convertible into 8.6 million shares of our common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into our common stock if, after the first anniversary of the issuance of the preferred stock, our common stock trades above $23.00 per share for a period of 30 consecutive days.

For additional information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Preferred Stock”.

On August 8, 2007, our Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six-month period which expired in February 2008. We had repurchased 2.2 million shares for approximately $39.3 million under this authorization prior to December 31, 2007.

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

The following graph compares the cumulative total return on our capital stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the Nasdaq Composite Index if $100 were invested in our common stock and each index on December 31, 2003.

STOCK PERFORMANCE GRAPH
Mobile Mini, Inc.
At December 31, 2008

Total Return* Performance

	Period Ended December 31,
Index	2003	2004	2005	2006	2007	2008
Mobile Mini, Inc.	$100.00	$167.55	$240.37	$273.23	$188.03	$146.25

Standard & Poor’s SmallCap 600	$100.00	$122.65	$132.07	$152.04	$151.59	$104.48

Nasdaq Stock Market Index (U.S.)	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report.

On February 22, 2006, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend effected on March 10, 2006. Per share amounts, share amounts and weighted numbers of shares outstanding give effect for this two-for-one stock split in the below tables for all periods presented.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share and operating data)

Consolidated Statements of Income Data:
Revenues:
Leasing	$149,856	$188,578	$245,105	$284,638	$371,560
Sales	17,919	17,499	26,824	31,644	41,267
Other	566	1,093	1,434	2,020	2,577

Total revenues	168,341	207,170	273,363	318,302	415,404

Costs and expenses:
Cost of sales	11,352	10,845	17,186	21,651	28,044
Leasing, selling and general expenses	90,696	109,257	139,906	166,994	212,335
Integration, merger and restructuring expense	—	—	—	—	24,427
Goodwill impairment	—	—	—	—	13,667
Depreciation and amortization	11,427	12,854	16,741	21,149	31,767

Total costs and expenses	113,475	132,956	173,833	209,794	310,240

Income from operations	54,866	74,214	99,530	108,508	105,164
Other income (expense):
Interest income	—	11	437	101	135
Other income	—	3,160	—	—	—
Interest expense	(20,434)	(23,177)	(23,681)	(24,906)	(48,146)
Debt extinguishment expense	—	—	(6,425)	(11,224)	—
Foreign currency exchange gains (loss)	—	—	66	107	(112)

Income before provision for income taxes	34,432	54,208	69,927	72,586	57,041
Provision for income taxes	13,773	20,220	27,151	28,410	28,000

Net income	20,659	33,988	42,776	44,176	29,041
Earnings allocable to preferred stock	—	—	—	—	(2,739)

Net income available to common stockholders	$20,659	$33,988	$42,776	$44,176	$26,302

Earnings per share:
Basic	$0.71	$1.14	$1.25	$1.24	$0.77

Diluted	$0.70	$1.10	$1.21	$1.22	$0.75

Weighted average number of common and common share equivalents outstanding:
Basic	28,974	29,867	34,243	35,489	34,155
Diluted	29,565	30,875	35,425	36,296	38,875
Other Data:
EBITDA(1)	$66,293	$90,239	$116,774	$129,865	$136,954
Net cash provided by operating activities	40,322	69,249	76,884	91,299	98,518
Net cash used in investing activities	(80,508)	(113,275)	(192,763)	(138,682)	(97,913)
Net cash provided by (used in) financing activities	40,555	43,282	116,966	48,427	(6,689)
Operating Data:
Number of branches (at year end)	48	51	62	66	94
Lease fleet units (at year end)	100,727	116,317	149,615	160,116	273,748
Lease fleet covenant utilization (annual average)	80.7%	82.9%	82.7%	79.6%	75.0%
Lease revenue growth from prior year	16.6%	25.8%	30.0%	16.1%	30.5%
Operating margin	32.6%	35.8%	36.4%	34.1%	25.3%
Net income margin	12.3%	16.4%	15.6%	13.9%	7.0%

	At December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Lease fleet, net	$454,106	$550,464	$697,439	$802,923	$1,078,156
Total assets	592,146	704,957	900,030	1,028,851	1,798,857
Total debt	277,044	308,585	302,045	387,989	907,206
Stockholders’ equity	216,369	267,975	442,004	457,890	495,228

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

EBITDA(1)	$66,293	$90,239	$116,774	$129,865	$136,954
Senior Note redemption premiums	—	—	(4,987)	(8,926)	—
Interest paid	(19,254)	(21,727)	(24,770)	(27,896)	(33,032)
Income and franchise taxes paid	(372)	(495)	(733)	(797)	(667)
Provision for loss from natural disasters	—	1,710	—	—	—
Provision for restructuring charge	—	—	—	—	5,626
Goodwill impairment	—	—	—	—	13,667
Share-based compensation expense	—	19	3,066	4,028	5,656
Gain on sale of lease fleet units	(2,277)	(3,529)	(4,922)	(5,560)	(9,849)
Loss on disposal of property, plant and equipment	604	704	454	203	567
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(3,309)	(5,371)	(6,580)	(2,119)	2,201
Inventories	(2,178)	(4,823)	628	(610)	7,655
Deposits and prepaid expenses	(669)	(480)	(1,446)	(1,754)	177
Other assets and intangibles	37	(19)	(4)	318	105
Accounts payable and accrued liabilities	1,447	13,021	(596)	4,547	(30,542)

Net cash provided by operating activities	$40,322	$69,249	$76,884	$91,299	$98,518

Reconciliation of net income to EBITDA:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands except percentages)

Net income	$20,659	$33,988	$42,776	$44,176	$29,041
Interest expense	20,434	23,177	23,681	24,906	48,146
Income taxes	13,773	20,220	27,151	28,410	28,000
Depreciation and amortization	11,427	12,854	16,741	21,149	31,767
Debt restructuring/extinguishment expense	—	—	6,425	11,224	—

EBITDA(1)	$66,293	$90,239	$116,774	$129,865	$136,954

EBITDA margin(2)	39.4%	43.6%	42.7%	40.8%	33.0%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our $900.0 million revolving credit facility and will be used to determine our available borrowing ability and the interest rate in effect at any point in time after June 30, 2009.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the U.S. or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:

•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — because we operate in jurisdictions subject to income taxation, income tax expense is a necessary element of our costs to operate.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring or extinguishment expense — as defined in our revolving credit facility, debt restructuring and extinguishment expenses are not deducted in our various calculations made under the credit agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

When evaluating EBITDA as a performance measure, and excluding the above-noted charges, all of which have material limitations, investors should consider, among other factors, the following:

•	increasing or decreasing trends in EBITDA;

•	how EBITDA compares to levels of debt and interest expense; and

•	whether EBITDA historically has remained at positive levels .

Because EBITDA, as defined, excludes some but not all items that affect our cash flow from operating activities, EBITDA may not be comparable to a similarly titled performance measure presented by other companies.

(2)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA Margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin so as not to imply that more emphasis be placed on it than the corresponding GAAP measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, “Risk Factors”.

The following discussion takes into consideration our acquisition of Mobile Storage Group on June 27, 2008. The operations of Mobile Storage Group are included in our operating results for only six months of the twelve months ended December 31, 2008. Additionally, the results of operations for 2007 also include four additional acquisitions and one start up location that we completed in 2007; in 2008, the results of operations include four acquisitions (beyond Mobile Storage Group) we completed during 2008.

Executive Summary

2008 was a transformational year for Mobile Mini as we acquired our largest competitor, Mobile Storage Group, which contributed to increasing total revenues 30.5% to $415.4 million from $318.3 million. In addition, we were cash flow positive (after capital expenditures but excluding acquisitions) for the first time in our operating history. Since closing the acquisition, we believe we have been achieving the economic benefits of the MSG integration sooner than anticipated, particularly through a reduction in overhead and infrastructure costs as previously overlapping locations in both the U.S. and the U.K. have been combined.

In addition, we enacted a selective price increase in the third quarter of 2008, focusing on customers who have had units out on rent for an extended period of time. To date, the attrition rates for the affected customers have been the same or less than other customers. In addition, although fuel costs came down in the fourth quarter of 2008, they were at their highest levels during much of the third quarter. Where possible, we recouped some of those costs by imposing a fuel surcharge in the U.S. in the second quarter of 2008 and in the U.K. in September 2008.

The recession and credit crisis in the U.S. and U.K. have curtailed non-residential construction activity and we expect these factors to continue to negatively affect our revenues in 2009. As a result, in late 2008 and early 2009, we made reductions in non-essential expenses, most notably by reducing headcount. In the fourth quarter of 2008, we restructured our manufacturing operations to reduce costs and implemented two rounds of company-wide reductions, which together resulted in reductions of approximately 430 employees. We continually monitor activity levels through a variety of metrics we use to find efficiencies in the number of drivers, dispatchers, managers, salespeople and corporate staff needed in the evolving business environment. As a result, we may continue to reduce headcount in areas where we believe we can find efficiencies without reducing customer service and sales activity levels.

We believe these efforts, coupled with only nominal fleet purchases and maintenance expense, will allow us to continue to generate free cash flow in 2009 and pay down debt, which remains a top corporate priority. Since the Mobile Storage Group transaction, we have reduced borrowings under our $900.0 million asset based revolving credit facility from $604.0 million at June 27, 2008 to $554.5 million at December 31, 2008, leaving us with $332.8 million of unused borrowing capacity under our facility. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100.0 million in borrowing availability.

At the same time we are reducing costs, we are increasing our internal efforts on sales growth to our core customers and have refocused our efforts to gain business through government projects at the federal, state and local levels. We are doing this in part through increasing salesperson accountability through our disciplined sales processes which we believe has traditionally given us a significant competitive advantage.

General

In addition to our leasing business, we also sell portable storage containers and occasionally sell mobile office units. Our sales revenues as a percentage of total revenues represented 9.9% of revenues in 2008.

On June 27, 2008, we acquired the outstanding shares of Mobile Storage Group through a merger of a wholly-owned subsidiary of Mobile Mini into Mobile Storage Group’s ultimate parent, MSG WC Holdings Corp. Immediately thereafter, each of MSG WC Holdings Corp. and two of its direct subsidiaries merged with and into Mobile Mini and Mobile Storage Group became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” throughout this document.

The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our consolidated statements of income for the reporting period ended December 31, 2008, include certain estimated expenses expected to be incurred related to integration of the business acquired in the Merger and a restructuring charge related to restructuring of our manufacturing operations as a result of the Merger. See the Notes to Consolidated Financial Statements included herein for additional information regarding the Merger.

Prior to acquiring MSG, Mobile Mini grew through both organic growth and smaller acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses that we incur require us to achieve additional revenue as compared to the prior period to cover the additional expense.

As a result of the Merger, we have been implementing our business model across the newly acquired MSG branches. While we have been able to realize significant cost reductions as a result of the combination of two companies, there may yet be inefficiencies or additional fixed costs that put pressure on operating margins as we fully integrate the two companies.

Among the external factors we examine to determine the direction of our business is the level of non-residential construction activity. Customers in the construction industry represented approximately 36% and 43% of our units on rent at December 31, 2008 and 2007, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S, the growth rate in this sector began to moderate and the level of our construction related business began to slow down and then decline. This decline continues to adversely affect our results of operations into 2009.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Mobile Mini’s goal is to maintain a stable growth rate.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA. Although not presented in this Annual Report for 2008, adjusted EBITDA does not include the integration, merger and restructuring expenses related to the MSG acquisition and a goodwill impairment charge related to the U.K. and The Netherlands.

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

Because EBITDA and EBITDA margin are non-GAAP financial measures, as defined by the SEC, we include in this Annual Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the U.S. These reconciliations are included in Item 6, “Selected Financial Data”.

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are: (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 4.0% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method using an estimated useful life of 25 years, after the date the unit is placed in service, with an estimated residual value of 62.5%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We also have other non-core products that are added to our fleet as a result of acquisitions that have various other measures of useful lives and residual values. See “Item 1. Business — Product Lives and Durability”.

During the last five years, our annual utilization levels averaged 80.2%, and ranged from a low of 75.0% in 2008 to a high of 82.9% in 2005. Our utilization level averaged 75.0% during 2008. Since 1996, we have increased our total lease fleet from 13,600 units to approximately 273,700 units, representing a CAGR of 28.4%.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2004	2005	2006	2007	2008

Revenues:
Leasing	89.0%	91.0%	89.7%	89.4%	89.5%
Sales	10.7	8.5	9.8	9.9	9.9
Other	0.3	0.5	0.5	0.7	0.6

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	6.7	5.2	6.3	6.8	6.8
Leasing, selling and general expenses	53.9	52.8	51.2	52.5	51.1
Integration, merger and restructuring expense	—	—	—	—	5.9
Goodwill impairment	—	—	—	—	3.3
Depreciation and amortization	6.8	6.2	6.1	6.6	7.6

Total costs and expenses	67.4	64.2	63.6	65.9	74.7

Income from operations	32.6	35.8	36.4	34.1	25.3
Other income (expense):
Interest income	—	—	0.2	—	—
Other income	—	1.6	—	—	—
Interest expense	(12.1)	(11.2)	(8.7)	(7.8)	(11.6)
Debt extinguishment expense	—	—	(2.4)	(3.5)	—
Foreign currency exchange gains (loss)	—	—	—	—	—

Income before provision for income taxes	20.5	26.2	25.5	22.8	13.7
Provision for income taxes	8.2	9.8	9.9	8.9	6.7

Net income	12.3%	16.4%	15.6%	13.9%	7.0%

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Total revenues in 2008 increased $97.1 million, or 30.5%, to $415.4 million from $318.3 million in 2007. Leasing, our primary revenue focus, accounted for approximately 89.5% of total revenues during 2008. Leasing revenues in 2008 increased $86.9 million, or 30.5%, to $371.5 million from $284.6 million in 2007. This increase in revenues resulted from a 32.0% increase in the average number of units on lease, offset by a 1.5% decrease due to unfavorable foreign currency exchange rates and virtually no change in average rental yield per unit (price). In 2008, our leasing revenue growth rate was 30.5% as compared to 16.1% in 2007. The increased growth rate in 2008 is due to the Merger. This was offset in part by a reduction in business activity in 2008 from its 2007 level due to a decline in non-residential construction activity and the economic recession. Our leasing revenue growth rate in 2008 over the same period in the prior year was 6.0%, 3.5%, 61.3%, and 47.3% for the first, second, third and fourth quarters, respectively. Our leasing revenues would have declined in the third and fourth quarters of 2008 without the MSG Merger. As a result of the Merger, we added 29 new branches in 2008 (18 branches in the U.S. and 11 in the U.K.). We also completed four smaller acquisitions in 2008, three where we combined acquired businesses in cities in which we already had existing operations and one in Hartford, Connecticut. Our sales of units accounted for 9.9% of total revenues in both 2008 and 2007. Our revenues from the sale of units increased $9.7 million, or 30.4%, to $41.3 million in 2008 from $31.6 million in 2007. This increase is related to the higher level of sales activity at our newer locations both in the U.S. and in the U.K. attributable to locations added as a result of the MSG Merger. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products, represented approximately 0.6% of total revenues in 2008 and 0.7% in 2007.

Cost of sales are the costs related to our sales revenue only. Cost of sales as a percentage of sales revenue decreased slightly to 68.0% in 2008 from 68.4% in 2007.

Leasing, selling and general expenses increased $45.3 million, or 27.2%, to $212.3 million in 2008 from $167.0 million in 2007. Leasing, selling and general expenses, as a percentage of total revenues, were 51.1% and 52.5% in 2008 and 2007, respectively. This decrease as a percentage of revenues is due to the operating leverage associated with our leasing activities and in part, due to cost saving synergies related to the Merger that we realized during the last two quarters of 2008. The increase in 2008 of $45.3 million is primarily the result of the Merger, as the majority of our leasing, selling and general expenses increase occurred during the third and fourth quarters. In 2007, our expenses included the costs associated with developing infrastructure to support our Europe operations as a result of implementing our leasing business model for the operations we acquired in 2006. These fixed costs, for the most part, continued into 2008. Included in leasing, selling and general expense is approximately $5.1 million and $4.0 million in 2008 and 2007, respectively, of expenses related to share-based compensation in accordance with SFAS No. 123(R). The major increases in leasing, selling and general expenses for 2008 were: (1) payroll and related payroll costs, which increased by $22.0 million primarily in connection with the additional locations such as staffing for branch managers, sales and office personnel and yard personnel, including drivers, fork lift operators and dispatchers; (2) delivery and freight costs, including fuel, which increased $10.0 million related to picking up and delivery of containers, including the additional trucks we added at the new locations; and (3) building and land lease costs for our locations, which increased $2.5 million, including the assumption of leases utilized by the locations added in the Merger and contractual rate increases at existing and new locations. The increased delivery and freight costs includes the higher cost of fuel, primarily during the first three quarters of 2008, and for more third-party vendors which were used for the delivery of our units, mainly wood modular offices. Part of the increased costs was passed to our customers in the form of higher trucking rates.

Integration, merger and restructuring expenses in 2008 represent estimated costs for exiting targeted Mobile Mini branch operations that overlapped with Mobile Storage Group’s properties, repositioning and relocating assets to their intended location, and other costs associated with personnel and office expenses associated with the integration of the companies. Also included in this expense is our estimated cost for restructuring our manufacturing operations and includes severance, related benefit costs and asset impairment charges for the disposal of manufacturing equipment and inventories that will not be used in the restructured environment.

Goodwill impairment in 2008 represents a non-cash charge for a portion of our goodwill related to our U.K. and The Netherlands operations as more fully described in the Notes to Consolidated Financial Statements included in Item 8 in this report.

EBITDA increased $7.1 million, or 5.5%, to $137.0 million in 2008 from $129.9 million in 2007. EBITDA in 2008 includes integration, merger and restructuring expenses of $24.4 million and a charge for goodwill impairment of $13.7 million, both as described above.

Depreciation and amortization expenses increased $10.6 million, or 50.2%, to $31.8 million in 2008 from $21.1 million in 2007. The higher depreciation expense is primarily due to the increase in our lease fleet over the prior year including the depreciation of units acquired through acquisitions. It also includes the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. Also, in 2007 and 2008, depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet, and the customized ERP system to enhance our reporting environment. In 2008, depreciation and amortization expense includes the amortization of customer relationships and trade name valuation that were associated with the MSG Merger. Since December 31, 2007, our lease fleet cost basis for depreciation increased by $292.2 million. See “Critical Accounting Policies, Estimates and Judgments” within this Item 7.

Interest expense increased $23.2 million, or 93.3%, to $48.1 million in 2008 from $24.9 million in 2007. This increase is primarily due to the $540.9 million of debt we assumed in the Merger. Although we assumed Mobile Storage’s $200.0 million of 9.75% senior notes and the interest rate spread under our revolving credit facility increased from LIBOR + 1.25% to LIBOR + 2.50%, our average borrowing rate declined slightly in 2008, due to lower prevailing LIBOR rates. The monthly weighted average interest rate on our debt was 6.8% for 2008 compared to 7.0% for 2007, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the monthly weighted average interest rate was 7.2% in 2008 and 7.3% in 2007.

Debt extinguishment expense for 2007 resulted from the write-off of the remaining unamortized deferred loan costs and the redemption premium on $97.5 million aggregate principal amount of outstanding 9.5% Senior Notes redeemed in the second quarter of 2007.

Provision for income taxes was based on an annual effective tax rate of 49.1% for 2008 as compared to an annual effective tax rate of 39.1% for 2007. Our 2008 consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. At December 31, 2008, we had a federal net operating loss carryforward of approximately $206.1 million, which expires if unused from 2017 to 2028. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2008 was $29.0 million, as compared to $44.2 million in 2007. Our 2008 net income results were primarily achieved by our 30.5% increase in revenues and the operating leverage associated with this growth and synergies achieved in the last six months of 2008 as a result of the Merger. The 2008 year was negatively affected by the $24.4 million ($15.3 million after tax), charge related to the integration, merger and restructuring expense in addition to $13.7 million after tax charge for goodwill impairment. In 2007, net income was unfavorably affected by the $11.2 million, ($6.9 million after tax) charge for debt extinguishment expense related to the redemption of our then outstanding 9.5% Senior Notes.

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Total revenues in 2007 increased $44.9 million, or 16.4%, to $318.3 million from $273.4 million in 2006. Leasing, our primary focus, accounted for approximately 89.4% of total revenues during 2007. Leasing revenues in 2007 increased $39.5 million, or 16.1%, to $284.6 million from $245.1 million in 2006. This increase resulted from a 5.2% increase in the average rental yield per unit, a 10.4% increase in the average number of units on lease and 0.5% increase due to favorable exchange rates, in each case as compared to the same period in 2006. The increase in revenues resulted from an increase in average rental rates over the prior year, an increase in revenue for ancillary rental services, such as delivery charges and continued change in the mix of units being added to our fleet. We have added more premium containers and portable wood offices to the lease fleet in recent periods for which we obtain higher rental rates than basic storage units. The mobile offices we have added to our lease fleet in recent quarters have on average been larger units that command higher rents. These higher lease rates were partially offset by lower rental rates on units added through acquisitions that continue on lease, including Europe, which on the average are smaller, were not remanufactured and were primarily storage containers rather than mobile offices. In 2007, our leasing revenue growth rate was 16.1% as compared to 30.0% in 2006. The leasing revenue growth rate during the four quarters of 2007 was 28.2%, 18.6%, 12.8% and 8.2%, respectively. The fourth quarter growth rate was negatively impacted by several factors, including the general slowdown in non-residential construction during the second half of 2007 and a planned significant reduction in our seasonal storage business compared to 2006 levels. We opened four new branches in 2007: two new locations in the U.S. and two in Canada. We also completed another acquisition in 2007 in which we consolidated the acquired business operations into our existing Pensacola, Florida operations. Our sales of units accounted for 9.9% in 2007 and 9.8% in 2006, of our total revenues. Other revenues, primarily related to our sales business and principally arising from transportation charges for the delivery of units sold and the sale of ancillary products represented 0.7% of total revenues in 2007 and 0.5% in 2006. Our revenues from the sale of units increased $4.8 million, or 18.0%, to $31.6 million in 2007 from $26.8 million in 2006. This increase is primarily related to the higher level of sales activity at our newer locations both in the U.S. and especially in Europe which only had eight months reported in 2006.

Cost of sales are the costs related to our sales revenue only. Cost of sales as a percentage of sales revenue increased to 68.4% in 2007 from 64.1% in 2006. The decrease in the 2007 gross margin results in large part from the additional sales associated with our European operations where many of our units are sold at wholesale and sales margins tend to be lower than in the U.S.

Leasing, selling and general expenses increased $27.1 million, or 19.4%, to $167.0 million in 2007 from $139.9 million in 2006. Leasing, selling and general expenses, as a percentage of total revenues, were 52.5% and 51.2% in 2007 and 2006, respectively. In 2007, our margins were affected by the costs associated with developing infrastructure to support our U.K. operations, higher delivery and freight costs, employee stock-based compensation expense, higher fleet repair and maintenance expense, and expenses that vary in relation to revenue growth. We generally anticipate that a new branch will first achieve a positive operating margin after approximately 12 months of operations. In the U.K., this ramp up was more pronounced than our historical experience, because the operating model of our predecessor featured outsourced storage yards and third-party delivery equipment. Consequently we needed to acquire properties from which to operate our branches, delivery equipment with which to operate our business, and sales employees to drive demand for our products. During 2007, delivery and freight costs, including fuel, increased by $4.4 million over 2006, as fuel prices increased and we used more third-party vendors for the transportation of our units, particularly our modular office units (increased costs were passed on to customers in the form of higher delivery and pick-up charges). Included in leasing, selling and general expense is approximately $4.0 million and $3.1 million in 2007 and 2006, respectively, of expenses related to share-based compensation in accordance with SFAS No. 123(R), which became effective for us on January 1, 2006. In addition, the other major increases in leasing, selling and general expenses for 2007 were: (1) repairs on our lease fleet, including costs related to our office units, increased by $5.0 million due to costs associated with repairing hurricane damaged units and a larger number of mobile offices maintaining our higher overall utilization and repairs and maintenance of delivery and other equipment increased by $1.3 million principally as a result of our preventative maintenance programs and general repairs associated with servicing a larger lease fleet and (2) payroll and related expenses increased by $10.0 million and included increased commissions paid on increased revenues as well as general wage increases.

EBITDA increased $13.1 million, or 11.2%, to $129.9 million in 2007 from $116.8 million in 2006.

Depreciation and amortization expenses increased $4.4 million, or 26.3%, to $21.1 million in 2007 from $16.7 million in 2006. The higher depreciation expense is primarily due to the growth in our lease fleet over the prior year to meet increased demand of our products and included the depreciation of units acquired through acquisitions in both 2006 and 2007. It also includes the depreciation expenses associated with the portable storage units added to the lease fleet during 2007 and the inclusion in the lease fleet of additional wood modular offices which have a higher depreciation rate than our steel units. Also, in 2006 and 2007, depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet growth, and the customized Enterprise Resource Planning system to enhance our reporting environment. This increase in our lease fleet enabled us to achieve our higher lease revenues. Since December 31, 2006, our lease fleet cost basis for depreciation increased by $118.5 million. See “Critical Accounting Policies, Estimates and Judgments” within this Item 7.

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

Provision for income taxes was based on an annual effective tax rate of 39.1% for 2007 as compared to an annual effective tax rate of 38.8% for 2006. Our 2007 consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. The 2006 tax provision includes a $0.3 million tax benefit due to the recognition of certain state net operating loss carryforwards that were previously scheduled to expire in 2006. At December 31, 2007, we had a federal net operating loss carryforward of approximately $78.2 million, which expires if unused from 2018 to 2027. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2007 was $44.2 million, as compared to $42.8 million in 2006. Our 2007 net income results were primarily achieved by our 16.4% increase in revenues and the operating leverage associated with this growth. These increases were partially offset by the $11.2 million, ($6.9 million after tax), charge for debt extinguishment expense related to the redemption of our outstanding 9.5% Senior Notes. Our 2006 net income was partially offset by the $6.4 million ($3.9 million after tax); tax debt extinguishment expenses related to the partial redemption of our 9.5% Senor Notes and includes a $0.3 million tax benefit due to the expected recognition of certain state net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity Summary

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008, we were cash flow positive (after capital expenditures but excluding acquisitions) for the first time in our operating history.

During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, our offering of shares of our common stock in March 2006 which provided us approximately $120.3 million of net proceeds, our May 2007 offering of Senior Notes which provided us approximately $146.3 million of net proceeds, and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units. During 2008, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets required to support our operations with cash provided by operating activities. We expect this trend to continue in 2009. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Revolving Credit Facility.  In connection with the Merger, we expanded our revolving credit facility to increase our borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.

On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. As of December 31, 2008, borrowings outstanding under our credit facility were approximately $554.5 million and we had $332.8 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. Under the terms of the Credit Agreement, we were in compliance with all the covenants as of December 31, 2008. See “— Financing Activities” below for more information abut our revolving credit facility.

Operating Activities.  Our operations provided net cash flow of $98.5 million in 2008 as compared to $91.3 million in 2007 and $76.9 million in 2006. The $7.2 million increase in 2008 over 2007 in cash provided by operating activities, included a increase of $10.6 million related to depreciation and amortization, $13.7 million for non-cash goodwill impairment charges, a $5.6 million non-cash expense for the restructuring of our manufacturing operations and an increase of $3.4 million for provisions for doubtful accounts partially offset by pre-tax income decrease of $15.5 million. Additionally, in 2008, there were decreases in both inventories and deposits and prepaid expenses providing positive cash flows which were offset by decreases in accounts payable and accrued liabilities. These were all primarily a result of the Merger and the decrease in purchases of inventories due to the restructuring of our manufacturing operations in late 2008. In 2007, cash provided by operating activities was negatively affected by debt restructuring expense which included a $8.9 million premium paid in connection with redeeming $97.5 million of our 9.5% Senior Notes. In 2007, cash provided by operating activities was negatively impacted by increases in accounts receivable which was due to the general growth in our leasing activities by an increase in our sales activity related to our newly acquired European operations, and by an increase in deposits and prepaid expenses. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2008, we had a federal net operating loss carryforward of approximately $206.1 million and a net deferred tax liability of $134.8 million.

Investing Activities.  Net cash used in investing activities was $97.9 million in 2008, $138.7 million in 2007 and $192.8 million in 2006. In 2008, $33.3 million of cash was paid for acquisition of businesses, compared to $9.7 million in 2007 and $59.5 million in 2006. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $48.3 million in 2008, $110.6 million in 2007 and $122.6 million in 2006. Our net capital expenditures for our lease fleet decreased almost 56% in 2008, as we were able to obtain most of the units we needed to support our growth through the transaction with MSG and we required fewer units due to decreased demand as a result of the economic slow down. Additions to the lease fleet included remanufacturing of prior acquisition units and manufactured or purchased steel and wood offices. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. At the end of 2008, we restructured our manufacturing operations to right-size our future manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. With the current economic conditions, we anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $16.4 million in 2008, $18.4 million in 2007 and $10.7 million in 2006. Expenditures for property, plant and equipment in 2008 were primarily for technology and communication improvements for our telephone and computer systems and for delivery equipment at new locations acquired through the Merger. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information and communication systems. Our maintenance capital expenditures were approximately $3.0 million in 2008, primarily upgrades and improvements to our communication equipment, $0.8 million in both 2007 and 2006.

Financing Activities.  Net cash used in financing activities was $6.7 million in 2008 and net cash provided by financing activities was $48.4 million in 2007 and $117.0 million in 2006. In 2008, we increased our borrowings under our revolving credit facility by $316.7 million which we used primarily to fund the Merger, as well as other related expenses and costs associated with our credit agreement. In connection with the Merger we also assumed debt obligations, some requiring monthly installment payments. In 2007, we redeemed $97.5 million principal amount of outstanding 9.5% Senior Notes and completed an offering of $150.0 million principal amount 6.875% Senior Notes. Also in 2007, under a common stock repurchase program, we redeemed $39.3 million of our outstanding shares. Additionally, we received $1.1 million, $5.6 million and $5.1 million from the exercises of employee stock options and the related tax benefits in 2008, 2007 and 2006, respectively. As of December 31, 2008, we had $554.5 million of borrowings outstanding under our revolving credit facility, and approximately $332.8 million of additional borrowings were available to us under the facility.

Outstanding amounts under our Credit Agreement bear interest at our option at either (i) LIBOR plus a defined margin, or (ii) the Agent lender bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and prime rate loans will initially bear interest at the Agent lender bank’s prime rate plus 1.0%. After the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for prime rate loans depending upon our debt ratio at the measurement date.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit. At December 31, 2008, we had $332.8 million in additional borrowing availability under the Credit Agreement.

The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by our subsidiary Mobile Mini U.K. Limited based upon a U.K. borrowing base, and our U.S. borrowings, denominated in Dollars, are based upon a U.S. and Canada borrowing base.

The Credit Agreement does contain certain financial maintenance covenants, but these maintenance covenants are not applicable unless we have less than $100.0 million in borrowing availability under the facility. At December 31, 2008, we had approximately $332.8 million of availability.

The Credit Agreement also contains customary negative covenants applicable to us and our subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to us or our subsidiary assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments. We were in compliance with these covenants as of December 31, 2008.

In connection with the Merger, we paid down the outstanding balances of our and Mobile Storage Group’s then-existing revolving credit facilities. We financed these pay-downs through a borrowing at closing under the ABL Credit Agreement.

We evaluated the expansion of our own revolving credit facility under the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and as the new borrowing capacity under the Credit Agreement exceeds that under our original revolving credit facility, unamortized deferred financing costs have been added to the costs incurred as part of the Credit Agreement.

We believe we have sufficient borrowings available under our revolving credit facility to provide for our normal capital needs for the next 12 months. We monitor the financial strength of our lenders on an on-going basis using publicly-available information. Based upon that information, we do not presently think that there is a likelihood that any of our lenders might not be able to honor its commitments under the Credit Agreement.

Preferred Stock.  On June 27, 2008, as part of the consideration for the acquisition of Mobile Storage Group, we issued 8.6 million shares of our Series A Convertible Redeemable Participating Preferred Stock to the former stockholders of Mobile Storage Group. The shares were determined to have an initial fair value of $196.6 million based upon a third party valuation. The shares have a liquidation preference of $154.0 million.

The preferred stock is convertible into 8.6 million shares of our common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into our common stock if, after the first anniversary of the issuance of the preferred stock, our common stock trades above $23.00 per share for a period of 30 consecutive days.

The preferred stock votes with Mobile Mini’s common stock as a single class. It ranks senior to the common stock only with respect to a distribution upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock, may require us to redeem all of the outstanding preferred stock (i) if we enter into a binding agreement in respect of a sale of the company (as defined in the Certificate of Designation for the preferred stock) at a sale price of less than $23.00 per share or (ii) at any time after the tenth anniversary of the preferred stock issuance date. If such majority holders do not exercise their redemption rights following either of these events, we may, at our option, redeem the preferred stock.

The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and does not impose any financial covenants upon us.

Hedging Activities.  At December 31, 2008, we had eight interest rate swap agreements in place to fix interest rates paid on a total of $200.0 million of our outstanding debt. We entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2008, $552.7 million of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $354.5 million of borrowings under our credit facility are variable rate. Accounting for these swap agreements is covered by Statement of Financial Accounting Standard (SFAS) No. 133.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $350.0 million of Senior Notes, together with other, primarily unsecured notes payable obligations, and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 11 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) forklifts and office related equipment.

At December 31, 2008, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.7 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently, as a result of the Merger, have commitments for $5.5 million in capital lease obligations.

The table below provides a summary of our contractual commitments as of December 31, 2008. The operating lease amounts include certain real estate leases that expire in 2009, but have lease renewal options that we currently anticipate to exercise in 2009 at the end of the initial lease period.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Revolving credit facility	$554,532	$—	$—	$554,532	$—
Scheduled interest payment obligations under our revolving credit facility(1)	54,895	16,397	32,793	5,705	—
Senior Notes	350,000	—	—	—	350,000
Scheduled interest payment obligations under our Senior Notes(2)	194,346	29,813	59,626	59,626	45,281
Other long-term debt (insurance financing)	1,026	1,026	—	—	—
Scheduled interest payment obligations under our long-term debt(2)	21	21	—	—	—
Notes payable	354	184	170	—	—
Scheduled interest payment obligations under our notes payable(2)	5	4	1	—	—
Obligations under capital leases	5,497	1,436	2,772	1,133	156
Scheduled interest payment obligations under our capital leases(3)	857	365	398	90	4
Operating leases(4)	73,317	16,789	24,927	15,842	15,759

Total contractual obligations	$1,234,850	$66,035	$120,687	$636,928	$411,200

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 3.0% at December 31, 2008. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rates swap agreements.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 5.6% to 8.5%.

(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. This causes lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we have tried to reduce the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing our seasonality.

Critical Accounting Policies, Estimates and Judgments

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

Mobile Mini’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:

Revenue Recognition.  Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are earned, in accordance with SAB No. 104. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.

Share-Based Compensation.  Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line attribution method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $2.5 million of total unrecognized compensation costs related to stock options at December 31, 2008 that are expected to be recognized over a weighted-average period of 1.3 years and $18.6 million of total unrecognized compensation costs related to nonvested share awards at December 31, 2008 that are expected to be recognized over a weighted-average period of 3.7 years. See Note 10 to the Consolidated Financial Statements for a further discussion on share-based compensation.

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

	Years Ended December 31,
	2007	2008
	(In thousands except per share data)

As reported:
Net income	$44,176	$29,041
Diluted earnings per share	$1.22	$0.75
As adjusted for hypothetical change in reserve estimates:
Net income	$43,893	$28,245
Diluted earnings per share	$1.21	$0.73

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2008, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. We determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus we performed step two of the impairment test for these two reporting units.

In step two of the impairment test, we are required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. We allocated the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. For both reporting units in the step two testing, the implied value of goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $13.7 million in the fourth quarter of 2008. We reconciled the fair values of our three reporting units in the aggregate to our market capitalization at December 31, 2008.

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

Depreciation Policy.  Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, after the date that we put the unit in service. Our steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

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

		Useful
	Residual	Life in
	Value	Years	2007	2008
	(In thousands except per share data)

As Reported:	62.5%	25
Net income			$44,176	$29,041
Diluted earnings per share			$1.22	$0.75
As adjusted for change in estimates:	70.0%	20
Net income			$44,176	$29,041
Diluted earnings per share			$1.22	$0.75
As adjusted for change in estimates:	50.0%	20
Net income			$41,380	$25,038
Diluted earnings per share			$1.14	$0.64
As adjusted for change in estimates:	40.0%	40
Net income			$44,176	$29,041
Diluted earnings per share			$1.22	$0.75
As adjusted for change in estimates:	30.0%	25
Net income			$40,541	$23,837
Diluted earnings per share			$1.12	$0.61
As adjusted for change in estimates:	25.0%	25
Net income			$39,982	$23,037
Diluted earnings per share			$1.10	$0.59

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

At December 31, 2008, we have a $1.1 million valuation allowance and have $107.3 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations and, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 12 years beginning in 2017, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2008, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, with no material effect on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and has not elected the fair value option on any financial assets or liabilities in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of EITF No. 08-7 will have on our results of operations for financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement.  We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2008, we had eight interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on $200.0 million of debt. In 2008, in accordance with SFAS No. 133, comprehensive income included a charge of $6.3 million, net of income tax benefit of $4.0 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

							Total at	Total Fair Value
	At December 31,						December 31,	at December 31,
	2009	2010	2011	2012	2013	Thereafter	2008	2008
	(In thousands, except percentages)

Debt:
Fixed rate	$2,695	$1,669	$1,298	$847	$286	$350,156	$356,951	$250,795
Average interest rate							8.49%
Floating rate(1)	$—	$—	$—	$—	$554,532	$—	$554,532	$554,532
Average interest rate							2.96%
Operating leases:	$16,789	$13,986	$10,941	$8,671	$7,171	$15,759	$17,317

(1)	Included in our floating rate line of credit facility are $200.0 million of fixed-rate swap agreements with a weighted average interest rate of 4.0275% that mature in 2010 and 2011.

Impact of Foreign Currency Rate Changes.  We currently have branch operations outside the U.S. and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the U.K. are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us to also borrow those funds in Pound Sterling denominated debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 27, 2009

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2007	2008

ASSETS
Cash	$3,703	$3,184
Receivables, net of allowance for doubtful accounts of $3,993 and $7,193, respectively	37,221	61,424
Inventories	29,431	26,577
Lease fleet, net	802,923	1,078,156
Property, plant and equipment, net	55,363	88,509
Deposits and prepaid expenses	11,334	13,287
Other assets and intangibles, net	9,086	35,063
Goodwill	79,790	492,657

Total assets	$1,028,851	$1,798,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$20,560	$21,433
Accrued liabilities	38,941	86,214
Line of credit	237,857	554,532
Notes payable	743	1,380
Obligations under capital leases	10	5,497
Senior notes, net of discount of $621 and $4,203 at December 31, 2007 and December 31, 2008, respectively	149,379	345,797
Deferred income taxes	123,471	134,786

Total liabilities	570,961	1,149,639

Commitments and contingencies
Convertible preferred stock: $.01 par value, 20,000 shares authorized, 0 and 8,556 issued and outstanding at December 31, 2007 and December 31, 2008, respectively, stated at its liquidity preference values	—	153,990
Stockholders’ equity:
Common stock; $.01 par value, 95,000 shares authorized, 36,748 issued and 34,573 outstanding at December 31, 2007 and 37,489 issued and 35,314 outstanding at December 31, 2008, respectively	367	375
Additional paid-in capital	278,593	328,696
Retained earnings	213,894	242,935
Accumulated other comprehensive income (loss)	4,336	(37,478)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	457,890	495,228

Total liabilities and stockholders’ equity	$1,028,851	$1,798,857

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2007	2008
	(In thousands except per share data)

Revenues:
Leasing	$245,105	$284,638	$371,560
Sales	26,824	31,644	41,267
Other	1,434	2,020	2,577

Total revenues	273,363	318,302	415,404

Costs and expenses:
Cost of sales	17,186	21,651	28,044
Leasing, selling and general expenses	139,906	166,994	212,335
Integration, merger and restructuring expense	—	—	24,427
Goodwill impairment	—	—	13,667
Depreciation and amortization	16,741	21,149	31,767

Total costs and expenses	173,833	209,794	310,240

Income from operations	99,530	108,508	105,164
Other income (expense):
Interest income	437	101	135
Interest expense	(23,681)	(24,906)	(48,146)
Debt extinguishment expense	(6,425)	(11,224)	—
Foreign currency exchange gains (loss)	66	107	(112)

Income before provision for income taxes	69,927	72,586	57,041
Provision for income taxes	27,151	28,410	28,000

Net income	42,776	44,176	29,041
Earnings allocable to preferred stock	—	—	(2,739)

Net income available to common stockholders	$42,776	$44,176	$26,302

Earnings per share:
Basic	$1.25	$1.24	$0.77

Diluted	$1.21	$1.22	$0.75

Weighted average number of common and common share equivalents outstanding:
Basic	34,243	35,489	34,155

Diluted	35,425	36,296	38,875

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2007 and 2008

	Preferred Stock		Stockholders’ Equity
	Series A							Accumulated
	Convertible		Shares of		Additional	Deferred		Other
	Preferred Stock		Common	Common	Paid-In	Stock-Based	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balance, December 31, 2005	—	$—	30,618	$306	$141,855	$(2,258)	$126,942	$1,130	$—	$267,975

Net income	—	—	—	—	—	—	42,776	—	—	42,776

Fair value change in derivatives, (net of income tax benefit of $86)	—	—	—	—	—	—	—	(123)	—	(123)

Foreign currency translation, (net of income tax expense of $6)	—	—	—	—	—	—	—	2,464	—	2,464

Comprehensive income										45,117

Issuance of common stock	—	—	4,600	46	120,322	—	—	—	—	120,368

Exercise of stock options	—	—	499	5	5,113	—	—	—	—	5,118

Tax benefit shortfall on stock option exercises	—	—	—	—	(5)	—	—	—	—	(5)

Reclassification due to the adoption of SFAS No. 123(R)	—	—	—	—	(2,258)	2,258	—	—	—	—

Restricted stock grants	—	—	181	2	(2)	—	—	—	—	—

Share-based compensation	—	—	—	—	3,431	—	—	—	—	3,431

Balance, December 31, 2006	—	—	35,898	359	268,456	—	169,718	3,471	—	442,004

Net income	—	—	—	—	—	—	44,176	—	—	44,176

Fair value change in derivatives, (net of income tax benefit of $816)	—	—	—	—	—	—	—	(1,293)	—	(1,293)

Foreign currency translation, (net of income tax expense of $724)	—	—	—	—	—	—	—	2,158	—	2,158

Comprehensive income										45,041

Exercise of stock options	—	—	519	5	5,602	—	—	—	—	5,607

Tax benefit shortfall on stock option exercises	—	—	—	—	(46)	—	—	—	—	(46)

Purchase of treasury stock, at cost	—	—	(2,175)	—	—	—	—	—	(39,300)	(39,300)

Restricted stock grants	—	—	331	3	(3)	—	—	—	—	—

Share-based compensation	—	—	—	—	4,584	—	—	—	—	4,584

Balance, December 31, 2007	—	—	34,573	367	278,593	—	213,894	4,336	(39,300)	457,890

Net income	—	—	—	—	—	—	29,041	—	—	29,041

Fair value change in derivatives, (net of income tax benefit of $3,982)	—	—	—	—	—	—	—	(6,299)	—	(6,299)

Foreign currency translation, (net of income tax benefit of $1,351)	—	—	—	—	—	—	—	(35,515)	—	(35,515)

Comprehensive loss										(12,773)

Exercise of stock options	—	—	134	2	1,470	—	—	—	—	1,472

Tax benefit shortfall on stock option exercises	—	—	—	—	(407)	—	—	—	—	(407)

Issuance of Series A Convertible Preferred Stock related to MSG Merger (net of registration and issuance costs of $85)	8,556	153,990	—	—	42,525	—	—	—	—	42,525

Restricted stock grants	—	—	607	6	(6)	—	—	—	—	—

Share-based compensation	—	—	—	—	6,521	—	—	—	—	6,521

Balance, December 31, 2008	8,556	$153,990	35,314	$375	$328,696	$—	$242,935	$(37,478)	$(39,300)	$495,228

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2007	2008
	(In thousands)

Cash Flows From Operating Activities:
Net income	$42,776	$44,176	$29,041
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	1,438	2,298	—
Provision for doubtful accounts	4,538	1,869	5,261
Provision for restructuring charge	—	—	5,626
Goodwill impairment	—	—	13,667
Amortization of deferred financing costs	840	985	2,873
Share-based compensation expense	3,066	4,028	5,656
Depreciation and amortization	16,741	21,149	31,767
Gain on sale of lease fleet units	(4,922)	(5,560)	(9,849)
Loss on disposal of property, plant and equipment	454	203	567
Deferred income taxes	26,407	27,356	27,923
Foreign currency (gain) loss	(66)	(107)	112
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(11,118)	(3,988)	(3,060)
Inventories	628	(610)	7,655
Deposits and prepaid expenses	(1,446)	(1,754)	177
Other assets and intangibles	(4)	318	105
Accounts payable	(2,088)	2,691	(15,731)
Accrued liabilities	(360)	(1,755)	(3,272)

Net cash provided by operating activities	76,884	91,299	98,518

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(59,475)	(9,734)	(33,250)
Additions to lease fleet, excluding acquisitions	(135,883)	(126,733)	(76,622)
Proceeds from sale of lease fleet units	13,327	16,181	28,338
Additions to property, plant and equipment	(10,882)	(18,522)	(16,874)
Proceeds from sale of property, plant and equipment	150	126	495

Net cash used in investing activities	(192,763)	(138,682)	(97,913)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	45,539	34,128	120,341
Redemption of 9.5% Senior Notes	(52,500)	(97,500)	—
Proceeds from issuance of 6.875% Senior Notes	—	149,322	—
Deferred financing costs	(1,664)	(3,768)	(15,166)
Proceeds from issuance of notes payable	1,230	1,216	1,249
Principal payments on notes payable	(1,108)	(1,254)	(113,881)
Principal payments on capital lease obligations	(17)	(24)	(704)
Issuance of common stock, net	125,486	5,607	1,472
Purchase of treasury stock, at cost	—	(39,300)	—

Net cash provided by (used in) financing activities	116,966	48,427	(6,689)

Effect of exchange rate changes on cash	76	1,289	5,565

Net increase (decrease) in cash	1,163	2,333	(519)
Cash at beginning of year	207	1,370	3,703

Cash at end of year	$1,370	$3,703	$3,184

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$24,770	$27,896	$33,032

Cash paid during the year for income and franchise taxes	$733	$797	$667

Interest rate swap changes in value charged to equity	$123	$1,293	$6,299

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company”, means Mobile Mini, Inc. At December 31, 2008, Mobile Mini has a fleet of portable storage and office units, and operates throughout the U.S., in Canada, the U.K. and The Netherlands. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

On June 27, 2008, we acquired Mobile Storage Group, Inc. (MSG) in a transaction valued at $755.4 million (the Merger). Mobile Mini assumed Mobile Storage Group’s outstanding indebtedness of $540.9 million and paid other consideration and transaction costs of $214.5 million consisting of $17.9 million cash (net of $5.5 million cash acquired), and the issuance of approximately 8.6 million shares of convertible preferred stock with a determined fair value at issuance of $196.6 million and a liquidation preference value of $154.0 million. The discussion in this Annual Report of the Company’s business includes the results of its combined operations with Mobile Storage Group since June 27, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Lease and leasing ancillary revenues and related expenses generated under portable storage units and office units are recognized on a straight-line basis. Revenues and expenses from portable storage unit delivery and hauling are recognized when these services are earned, in accordance with SAB No. 104, Revenue Recognition. The Company recognizes revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. The Company sells its products pursuant to sales contracts stating the fixed sales price with its customers.

Cost of Sales

Cost of sales in the Company’s consolidated statements of income includes only the costs for units it sells. Similar costs associated with the portable storage units that it leases are capitalized on its balance sheet under “Lease fleet”.

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2007 and 2008, prepaid advertising costs were approximately $3.8 million and $4.0 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. The Company’s direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact enterprise resource planning system. Advertising expense was $8.6 million, $10.1 million and $12.5 million in 2006, 2007 and 2008, respectively.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables and Allowance for Doubtful Accounts

Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the U.S., Canada, the U.K. and The Netherlands. Mobile Mini records an estimated provision for bad debts through a charge to operations in amounts of its estimated losses expected to be incurred in the collection of these accounts. The Company reviews the provision for adequacy monthly. The estimated losses are based on historical collection experience, and evaluation of past-due account agings. Specific accounts are written off against the allowance when management determines the account is uncollectible. The Company requires a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the large number of customers spread over a large geographic area in many industry segments. No single customer accounts for more than 10% of our receivables at December 31, 2007 and December 31, 2008. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to its lease fleet upon completion. Finished portable storage units primarily represent ISO (International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

In 2008, in connection with the Company’s restructuring of its manufacturing operations it wrote down raw materials and supplies it no longer intended to use. This charge totaled $4.5 million.

Inventories at December 31, consist of the following:

	2007	2008
	(In thousands)

Raw materials and supplies	$21,801	$16,991
Work-in-process	2,819	1,611
Finished portable storage units	4,811	7,975

	$29,431	$26,577

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company’s depreciation expense related to property, plant and equipment for 2006, 2007 and 2008 was $4.2 million, $5.6 million and $9.4 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

In 2007, the Company wrote off certain assets, which for the most part were fully depreciated, that were in the process of being replaced or were no longer required or used in its leasing operations. In 2008, in connection with the Company’s restructuring of its manufacturing operations it recorded an impairment charge to write-down and was included in integration, merger and restructuring expense for equipment it no longer intended to use. This charge totaled $1.2 million.

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life in
	Years	2007	2008
	(In thousands)

Land		$772	$10,978
Vehicles and machinery(1)	5 to 20	60,490	78,592
Buildings and improvements(2)	30	11,514	13,868
Office fixtures and equipment	5	11,579	20,948

		84,355	124,386
Less accumulated depreciation		(28,992)	(35,877)

Total property, plant and equipment		$55,363	$88,509

(1)	Includes impaired assets of $1.2 million (net book value of related assets at December 31, 2008) related to the restructuring of the Company’s manufacturing operations. This impairment is included in integration, merger and restructuring expense in the consolidated statements of income.

(2)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $12.5 million at December 31, 2007 and $43.3 million at December 31, 2008, excluding accumulated amortization of $3.4 million at December 31, 2007 and $8.2 million at December 31, 2008. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized either on a straight-line basis, typically over a five-year period, or on an accelerated basis for intrinsic values assigned to customer lists and trade names.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects balances related to intangible assets for the years ended December 31, 2007 and 2008 (in thousands):

	December 31, 2007			December 31, 2008
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$6,590	$(1,809)	$4,781	$21,756	$(4,263)	$17,493
Customer lists	5,102	(1,234)	3,868	20,166	(3,454)	16,712
Tradenames/trademarks	221	(178)	43	864	(343)	521
Non-compete agreements	255	(83)	172	330	(120)	210
Patents and other	313	(91)	222	211	(84)	127

Total	$12,481	$(3,395)	$9,086	$43,327	$(8,264)	$35,063

Amortization expense for intangibles was approximately $0.5 million, $1.0 million and $3.6 million in 2006, 2007 and 2008, respectively. Based on the carrying value at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $5.3 million in 2009, $3.8 million in 2010, $2.7 million in 2011, $2.0 million in 2012, $1.4 million in 2013 and $2.2 million thereafter.

Income Taxes

Mobile Mini utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

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

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the years ended December 31:

	2006	2007	2008
	(In thousands except earnings per share)

Historical net income per share:
Numerator:
Net income	$42,776	$44,176	$29,041
Less: Earnings allocable to preferred stock	—	—	(2,739)

Net income available to common stockholders	$42,776	$44,176	$26,302

Basic EPS Denominator:
Common stock outstanding beginning of period	30,521	35,640	34,041
Effect of weighted shares:
Weighted shares issued during the period ended December 31	3,722	302	114
Weighted shared purchased during the period ended December 31	—	(453)	—

Denominator for basic net income per share	34,243	35,489	34,155

Diluted EPS Denominator:
Common shares outstanding, beginning of year	30,521	35,640	34,041
Effect of weighting shares:
Weighted common shares issued during the period ended December 31	3,722	302	114
Weighted common shares purchased during the period ended December 31	—	(453)	—
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended December 31	1,182	807	372
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31	—	—	4,348

Denominator for diluted net income per share	35,425	36,296	38,875

Basic net income per share	$1.25	$1.24	$0.77

Diluted net income per share	$1.21	$1.22	$0.75

Employee stock options to purchase 0.6 million, 0.6 million and 0.6 million shares were issued or outstanding during 2006, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share. Basic weighted average number of common shares outstanding in 2007 and 2008 does not include 0.5 million and 1.0 million nonvested share-awards, respectively, as the stock is not vested. During 2007 and 2008, an immaterial amount of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company did not recognize any impairment losses in the year ended December 31, 2007. The Company recognized impairment losses of $1.2 million the year ended December 31, 2008 related to the restructuring of the Company’s manufacturing operations for vehicles and equipment the Company does not anticipate using in the future.

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. In 2008, the Company completed the Merger by which MSG became a wholly-owned subsidiary of Mobile Mini, Inc. Three other acquisitions of businesses were asset purchases which results in the goodwill relating to business acquisitions executed under asset purchase agreements being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes. Our other acquisition in 2008 was a stock purchase.

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company has assigned its goodwill to each of its three reporting units (North America, U.K. and The Neatherlands). The Company performs an annual impairment test on goodwill at December 31 using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2008, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. The Company determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus the Company performed step two of the impairment test for these two reporting units.

In step two of the impairment test, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company allocated the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. For both reporting units in the step two testing, the implied value of goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $13.7 million in the fourth quarter of 2008. The Company reconciled the fair values of its three reporting units in the aggregate to its market capitalization at December 31, 2008. At December 31, 2008, after the effect of the impairment charges, $435.5 million of the goodwill relates to the North America reporting unit, $57.2 million relates to the U.K. reporting unit, and $70,000 relates to The Netherlands reporting unit.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the activity and balances related to goodwill from January 1, 2007 to December 31, 2008 (in thousands):

Goodwill at January 1, 2007	$76,456
Acquisitions	4,946
Adjustments(1)	(1,612)

Goodwill at December 31, 2007	79,790
Acquisitions	452,607
Impairment(2)	(13,667)
Adjustments(3)	(26,073)

Goodwill at December 31, 2008	$492,657

(1)	Includes $1.9 million tax related adjustments associated with the acquisition of Royal Wolf in 2006, partially offset by foreign currency translation adjustments.

(2)	Includes goodwill impairment of approximately $12.8 million related to the U.K. reporting unit and $900 thousand related to The Netherlands reporting unit.

(3)	Represents foreign currency translation adjustments related to the U.K. and The Netherlands reporting units.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on its current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2007 and 2008, approximated the book values. The fair value of the Company’s Senior Notes at December 31, 2007 ($149.4 million principal amount outstanding) and 2008 ($345.8 million principal amount outstanding), was approximately $136.5 million and $244.0 million, respectively. The determination for fair value is based on the latest sales price at the end of each fiscal year obtained from a third-party institution.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $4.8 million and $17.5 million, net of accumulated amortization of $1.8 million and $4.3 million, at December 31, 2007 and 2008, respectively. Costs to obtaining long-term financing, including the Company’s amended credit facility, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates such costs using the effective interest method.

Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risks management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company may enter into interest rate swaps, which convert its floating rate debt to a fixed-rate and which it designates as cash flow hedges. Interest expense on the borrowings under these agreements is accrued using the fixed rates identified in the swap agreements.

Mobile Mini had interest rate swap agreements totaling $125.0 million at December 31, 2007 and $200.0 million at December 31, 2008. The fixed interest rate on the Company’s five swap agreements at December 31, 2008 range from 3.25% to 4.71%, averaging 4.03% plus the spread. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

Derivative transactions resulted in a charge to comprehensive income at December 31, 2007, of $1.3 million, net of income tax benefit of $0.8 million. At December 31, 2008, derivative transactions resulted in a charge to comprehensive income of $6.3 million, net of income tax benefit of $4.0 million. The Company’s outstanding interest rate swaps at December 31, 2007 had a fair-value totaling approximately $1.3 million, and were included in other assets in our consolidated balance sheet. The Company’s outstanding interest rate swaps at December 31, 2007 and 2008 had a fair-value totaling approximately $1.3 and $11.5 million, respectively, and are included in accrued liabilities in the consolidated balance sheet.

Share-Based Compensation

At December 31, 2008, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period.

The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. SFAS No. 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2006, 2007 and 2008, there were $3.6 million, $3.4 million and $0.4 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once the Company’s net operating loss carryforward is utilized, these excess tax benefits, totaling $7.4 million, may be recognized in additional paid-in capital.

Foreign Currency Translation and Transactions

For Mobile Mini’s non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts, the estimated useful lives and residual values on the lease fleet and property, plant and equipment and goodwill and other asset impairments.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008, with no material effect on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on any financial assets or liabilities transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently adheres to the principle set forth in FSP FAS 142-3 and does not expect its adoption to materially affect the Company’s results of operations or financial condition.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible asset must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of EITF No. 08-7 will have on our results of operations for financial condition.

(2)	Fair Value Measurements:

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

Level 2 Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active Markets for	Significant	Significant
	Fair Value	Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Interest rate swap agreements	$(11,532)	$—	$(11,532)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2008, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s consolidated balance sheet.

(3)	Lease Fleet:

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over its units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 25 years with an estimated residual value of 62.5%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over 7 years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to lease fleet for 2006, 2007 and 2008 was $12.0 million, $14.5 million and $18.9 million, respectively. At December 31, 2007 and 2008, all of the Company’s lease fleet units were pledged as collateral under the credit facility (see Note 4). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

Lease fleet at December 31, consists of the following:

	2007	2008
	(In thousands)

Steel storage containers	$459,665	$616,750
Offices	402,640	523,242
Van trailers	2,330	15,610
Other, primarily chassis	956	2,161

	865,591	1,157,763
Accumulated depreciation	(62,668)	(79,607)

	$802,923	$1,078,156

(4)	Line of Credit:

In connection with the Merger, Mobile Mini expanded its revolving credit facility to increase its borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.

On June 27, 2008, Mobile Mini and its subsidiaries, (including Mobile Storage Group and its subsidiaries) entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, $900.0 million revolving credit facility. Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest at the Company’s option at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. After the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon the Company’s then-debt ratio at the measurement date. All amounts outstanding under the Credit Agreement are due on June 27, 2013.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the lesser of cost or appraised orderly liquidation value, as defined, may be included in the borrowing base to determine how much the Company may borrow under this facility.

The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited based upon a U.K. borrowing base and for U.S. borrowings which are denominated in Dollars, by Mobile Mini based upon a U.S. and Canada borrowing base.

The Company’s obligations and those of its subsidiaries under the Credit Agreement are secured by a blanket lien on substantially all of the Company’s assets.

The Credit Agreement also contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to the Company or its subsidiary assets, (iii) repurchase

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments.

Mobile Mini also must comply with specified financial covenants and affirmative covenants. Only if the Company falls below specified borrowing availability levels, are financial maintenance covenants applicable with set maximum permitted values for its leverage ratio (as defined), fixed charge coverage ratios and its minimum required utilization rates. At December 31, 2007 and December 31, 2008, the Company was in compliance with its covenants.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 6.3% in 2007 and 5.8% in 2008. The average balance outstanding during 2007 and 2008 was approximately $210.9 million and $413.8 million, respectively.

Mobile Mini has interest rate swap agreements under which it effectively fixed the interest rate payable on $200.0 million of borrowings under the Company’s credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. The Company accounts for the swap agreements in accordance with SFAS No. 133 and the aggregate change in the fair value of the interest rate swap agreements resulted in a charge to comprehensive income for the year ended December 31, 2008 of $6.3 million, net of applicable income tax benefit of $4.0 million.

In connection with the Merger, Mobile Mini paid down the outstanding balances of its and Mobile Storage Group’s then-existing revolving credit facilities. The Company financed these pay-downs through a borrowing at closing under its Credit Agreement.

The Company evaluated the expansion of its revolving credit facility under the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and as the new borrowing capacity under the Credit Agreement exceeds that under the original revolving credit facility, unamortized deferred financing costs have been added to the costs incurred as part of the Credit Agreement.

(5)	Notes Payable:

Notes payable at December 31, consist of the following:

	2007	2008
	(In thousands)

Notes payable to financial institution, interest at 5.94%, payable in fixed monthly installments, matured June and July 2008, unsecured	$743	$—
Notes payable to financial institution, interest at 4.81% payable in fixed monthly installments, maturing August 2009, unsecured	—	1,026
Other notes payable, maturing through 2011	—	354

	$743	$1,380

(6)	Obligations Under Capital Leases:

At December 31, 2007, obligations under capital leases of $10,000 were for office-related equipment.

At December 2008, obligations under capital leases are for certain forklifts, storage containers and office related equipment with an outstanding balance of $5.5 million. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed-upon percentage of the original cost of the equipment. The leases have been capitalized using interest rates ranging from approximately 5.6% to 8.5%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $6.0 million as of December 31, 2008. Related accumulated amortization totaled approximately $300,000

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2008. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, and lease fleet, net, in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

Future minimum capital lease payments at December 31, 2008 are as follows (in thousands):

2009	$1,801
2010	1,738
2011	1,432
2012	912
2013	311
Thereafter	160

Total	6,354
Amount representing interest	(857)

Present value of minimum lease payments	$5,497

(7)	Equity and Debt Issuances:

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

MSG Supplemental Indenture

In connection with the Merger, Mobile Mini entered into a Supplemental Indenture, dated as of June 27, 2008 (the MSG Supplemental Indenture), with Mobile Mini of Ohio LLC, a Delaware limited liability company, Mobile Mini, LLC, a California limited liability company, Mobile Mini, LLC, a Delaware limited liability company, Mobile Mini I, Inc., an Arizona corporation, A Royal Wolf Portable Storage, Inc., a California corporation, Temporary Mobile Storage, Inc., a California corporation, Delivery Design Systems, an Arizona corporation, Mobile Mini Texas Limited Partnership, LLP, a Texas limited liability partnership (collectively, the New MSG Guarantors), A Better Mobile Storage Company, a California corporation, and Mobile Storage Group (Texas), LP, a Texas limited partnership (the Existing MSG Guarantors), Mobile Storage Group, Inc., a Delaware corporation, and Wells Fargo Bank, N.A., as trustee (Wells Fargo), pursuant to which Mobile Mini became an “Issuer” for all purposes under the MSG Indenture (as defined below) and the New MSG Guarantors became “Guarantors” for all purposes under the MSG Indenture.

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

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s revolving line of credit, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2008 are as follows (in thousands):

2009	$2,646
2010	1,644
2011	1,298
2012	847
2013	554,818
Thereafter	350,156

$911,409

Preferred Stock

In connection with the Merger, Mobile Mini issued 8.6 million shares of its Series A Convertible Redeemable Participating Preferred Stock, to MSG’s stockholders. The shares were determined to have an initial fair value of $196.6 million based upon a third party valuation. The shares have a liquidation preference of $154.0 million.

The preferred stock votes with Mobile Mini’s common stock as a single class. It ranks senior to the common stock only with respect to a distribution upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock, may require the Company to redeem all of the outstanding preferred stock (i) if the Company enters into a binding agreement in respect of a sale of the Company (as defined in the Certificate of Designation for the preferred stock) at a sale price of less than $23.00 per share or (ii) at any time after the tenth anniversary of the preferred stock issuance date. If such majority holders do not exercise their redemption rights following either of these events, the Company at its option may redeem the preferred stock. The preferred stock is convertible into 8.6 million shares of the Company’s common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into the Company’s common stock if, after the first anniversary of the issuance of the preferred stock, its common stock trades above $23.00 per share for a period of 30 consecutive days. The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and does not impose any financial covenants upon the Company.

Under a Stockholders Agreement entered into with the sellers of MSG, Mobile Mini must use all commercially reasonable efforts to file a shelf registration statement on Form S-3 under the U.S. Securities Act of 1933, as amended, before April 27, 2009 covering all of the shares of Mobile Mini common stock issuable upon conversion of the preferred stock and any shares of its common stock received in respect of the preferred stock (called the registrable securities) then held by any Mobile Storage Group stockholders party to the Stockholders Agreement to enable the resale of such registrable securities after June 27, 2009.

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

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes:

Income (loss) before taxes for the years ended December 31, consisted of the following:

	2006	2007	2008
	(In thousands)

U.S.	$69,260	$75,355	$70,534
Other Nations	667	(2,769)	(13,493)

	$69,927	$72,586	$57,041

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

	2006	2007	2008
	(In thousands)

Current:
U.S. Federal	$250	$—	$—
State	238	413	210
Other Nations	—	—	—

	488	413	210

Deferred:
U.S. Federal	22,961	24,845	26,549
State	3,407	3,978	2,662
Other Nations	295	(826)	(1,421)

	26,663	27,997	27,790

	$27,151	$28,410	$28,000

The components of the net deferred tax liability at December 31, are approximately as follows:

	2007	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$24,761	$88,178
Deferred revenue and expenses	5,845	7,950
Accrued compensation and other benefits	2,423	4,454
Allowance for doubtful accounts	1,392	2,185
Other	2,312	4,542

Total deferred tax assets	36,733	107,309
Valuation allowance	(1,126)	(1,126)

Net deferred tax assets	35,607	106,183

Deferred tax liabilities:
Accelerated tax depreciation	(147,042)	(239,794)
Accelerated tax amortization	(11,277)	(1,067)
Other	(759)	(108)

Total deferred tax liabilities	(159,078)	(240,969)

Net deferred tax liabilities	$(123,471)	$(134,786)

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $0.1 million and $0.1 million as of December 31, 2007 and 2008, respectively. A net deferred tax liability of approximately $9.9 million related to the Company’s U.K. and The Netherlands operations have been combined with the net deferred tax liabilities of its U.S. operations in its consolidated balance sheet at December 31, 2008.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2006	2007	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Non deductible expenses-other	0.4	0.6	1.6
Goodwill impairments	—	—	6.7
Foreign loss rate differential	—	—	2.3
Change in valuation allowance	(0.1)	—	—

	38.8%	39.1%	49.1%

At December 31, 2008, Mobile Mini had a U.S. federal net operating loss carryforward of approximately $206.1 million, which expires if unused from 2017 to 2028. At December 31, 2008, the Company had net operating loss carryforwards in the various states in which it operates totaling $145.7 million, which expire if unused from 2008 to 2028. At December 31, 2007 and 2008, the Company’s deferred tax assets do not include $7.0 million and $7.4 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by $7.4 million if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. There has been no change recorded in 2008 on the $1.1 million valuation allowance relating to Royal Wolf tax attribute carryforwards. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

On January 1, 2007, Mobile Mini adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, years 2005 through 2007 are subject to tax examination by the U.S. Internal Revenue Service. The Company is currently under audit for the years 2006 and 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The Company does not anticipate that the total amount of unrecognized tax related to any particular tax benefit position will change significantly within the next 12 months.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in its consolidated statements of income.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of stock ownership changes during the years presented, it is possible that the Company has undergone a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. Management has determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.

Mobile Mini paid income taxes of approximately $0.7 million, $0.8 million and $0.7 million in 2006, 2007 and 2008, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9)	Transactions with Related Persons:

When Mobile Mini was a private company prior to 1994, it leased some of its properties from entities originally controlled by its founder, Richard E. Bunger, and his family members. These related party leases remain in effect. The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is Mobile Mini’s President and Chief Executive Officer and has served as its Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $91,000, $94,000 and $98,000 in 2006, 2007 and 2008, respectively. The term of each of these leases expired on December 31, 2008, and the Company expects to renew these leases through December 31, 2013 on terms approved by the Company’s Board of Directors. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2006, 2007 and 2008 under this lease were approximately $277,000, $282,000 and $295,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties or were less than the fair market rental value. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors.

It is Mobile Mini’s intention not to enter into any additional related person transactions other than extensions of these lease agreements.

(10)	Share-Based Compensation:

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in APB No. 25. Under APB No. 25, the stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method.

In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2007, the Company granted to certain of its executive officers 71,899 nonvested share- awards with vesting subject to a performance condition. Vesting for these share-awards is dependent upon the officers fulfilling the service period requirements, as well as the Company meeting certain EBITDA targets in each of the next four years. At the date of grant, the EBITDA targets were not known, and as such, the measurement date for the nonvested share-awards had not yet occurred. This target was established by Mobile Mini’s Board of Directors on February 20, 2008, at which point, the value of each nonvested share-award was $15.85. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as probable of being met. Share-based payment expense related to the vesting of share-awards during the year ended December 31, 2008, was approximately $3.5 million. As of December 31, 2008, the unrecognized compensation cost related to share-awards was approximately $18.6 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Aggregate share-based payment expense was $5.7 million and $4.0 million for the periods ended December 31, 2008 and 2007, respectively.

The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of December 31, 2008, total unrecognized compensation cost related to stock option awards was approximately $2.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows as a change in deferred income tax in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As of December 31, 2008, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the share-based compensation expense and capitalized amounts for the years ending December 31 (in thousands):

	2006	2007	2008

Gross share-based compensation	$3,431	$4,584	$6,521
Capitalized share-based compensation	(365)	(556)	(865)

Share-based compensation expense	$3,066	$4,028	$5,656

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (number of shares in thousands):

	2006		2007		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,964	$14.00	2,609	$15.86	2,028	$17.03
Granted	215	29.99	9	30.47	—	—
Canceled/Expired	(71)	(20.02)	(71)	(21.67)	(144)	(17.46)
Exercised	(499)	(10.26)	(519)	(10.80)	(134)	(10.98)

Options outstanding, end of year	2,609	$15.87	2,028	$17.02	1,750	$17.45

Options exercisable, end of year	1,425	$13.95	1,344	$15.63	1,426	$16.39

Options and awards available for grant, end of year	1,234		958		399

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	97	$23.56
Awarded	182	29.59
Released	(19)	23.56
Forfeited	(1)	27.70

Nonvested at December 31, 2006	259	$27.61
Awarded	339	19.47
Released	(58)	27.26
Forfeited	(8)	27.67

Nonvested at December 31, 2007	532	$22.46

Awarded	673	15.78
Released	(149)	22.16
Forfeited	(66)	21.49

Nonvested at December 31, 2008	990	$18.03

The total fair value of share-awards vested in 2008 was $3.3 million. The total fair value of share-awards vested in 2007 was $1.6 million.

Options outstanding and exercisable by price range as of December 31, 2008 are as follows, (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 7.33 - 9.40	76	3.54	$7.43	76	$7.43
9.93	215	4.73	9.93	215	9.93
10.44 - 10.51	34	1.68	10.49	34	10.49
14.11	387	5.66	14.11	275	14.11
16.46	533	2.95	16.46	533	16.46
16.82 - 20.55	35	6.54	20.18	33	20.29
24.65	286	6.43	24.65	156	24.65
27.56 - 30.44	139	7.49	28.79	75	29.00
31.10	5	3.14	31.10	2	31.10
33.98	40	4.66	33.98	27	33.98

	1,750			1,426

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity, as of December 31, 2008, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	1,750	$17.45	4.81	$1,754
Vested and expected to vest	1,590	$16.87	4.64	$1,742
Exercisable	1,426	$16.39	4.44	$1,719

The aggregate intrinsic value of options exercised during the period ended December 31, 2006, 2007 and 2008 was $9.7 million, $10.0 million and $1.3 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	December 31,
	2006	2007	2008

Risk-free interest rate	4.79%	4.59%	n/a
Expected holding period (years)	3.2	3.0	n/a
Expected stock volatility	35.3%	33.2%	n/a
Expected dividend rate	0.0%	0.0%	n/a

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on the Company’s historical data. The Company does not anticipate paying a dividend, and therefore no expected dividend yield was used.

The weighted average fair value of stock options granted was $9.15 and $8.56 for 2006 and 2007, respectively. There were no stock options granted in 2008.

(11)	Benefit Plans:

Stock Option and Equity Incentive Plans

In August 1994, Mobile Mini’s Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2008, there were outstanding options to acquire 12,000 shares under the 1994 Plan. In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan. As of December 31, 2008, there were outstanding options to acquire 1.7 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan has reserved 1.2 million shares of common stock for issuance. As of December 31, 2008, there were outstanding options to acquire 29,000 shares under the 2006 Plan.

The purpose of these plans is to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to, and to encourage ownership of stock by, Mobile Mini’s management and other employees. The Board of Directors believes that stock options and other share-based awards are important to attract and to encourage the continued employment and service of officers and other employees and encourage them to devote their best efforts to the Company’s business, thereby advancing the interest of its stockholders.

The option exercise price for all options granted under these plans may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Payment for shares purchased under these plans is made in cash. Options may, if permitted by the particular option agreement, be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to Mobile Mini, cash or cash equivalents equal to the option exercise price.

The plans are administered by the Compensation Committee of Mobile Mini’s Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted and historically they have vested over a 4.5 year period. Each non-employee director serving on the Company’s Board of Directors receives an automatic award of shares of Mobile Mini’s common stock equivalent to $82,500 based on the closing price of the Company’s common stock on August 1 of that year, or the following trading day if August 1 is not a trading day. These awards vest 100% when granted.

The Board of Directors may amend the plans at any time, except that approval by Mobile Mini’s stockholders may be required for an amendment that increases the aggregate number of shares which may be issued pursuant to each plan, changes the class of persons eligible to receive incentive stock options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under each plan. The Board of Directors may terminate or suspend the plans at any time. Unless previously terminated, the 1999 Plan will expire in August 2009 and the 2006 Plan will expire in February 2016. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. These nonvested shares vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2006 and 2007, certain officers of the Company received performance based nonvested shares. The Company did not grant performance based shares in 2008. If employment terminates, the nonvested shares are forfeited by the former employee.

In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group’s employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares with an aggregate fair value of $3.2 million. These awards vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) and Retirement Plans

In 1995, the Company established a contributory retirement plan in the U.S., the 401(k) Plan, covering eligible employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 25% of employees’ first 4% of contributions up to a maximum of $2 thousand per employee. The Company has a similar plan as governed and regulated by Canadian law, where the Company makes matching contributions with the same limitations as our 401(k) plan, to its Canadian employees.

In the U.K., the Company’s employees are covered by a defined contribution program. The employees become eligible to participate three months after they begin employment. The plan is designed as a retirement benefit program into which the Company pays a fixed 7% of the annual employees’ salary into the plan. Each employee has the election to make further contributions if they so elect. The participants have the right to direct the investment of their funds among certain named plans. A charge of 1% is deducted annually from each employee’s fund to cover the administrative costs of this program.

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. Contributions are based on a pre-defined percentage of the employee’s earnings. The percentage contribution is based on the employee’s age, with two-thirds of the contribution made by the Company and one-third made by the employee. The Company does not incur any administrative costs for this plan in 2008.

Mobile Mini made contributions to these plans of approximately $0.2 million, $0.4 million and $0.7 million in 2006, 2007 and 2008, respectively. Additionally, the Company incurred approximately $6,000 in each of those three years for administrative costs for these programs.

(12)	Commitments and Contingencies:

Leases

As discussed more fully in Note 9, Mobile Mini is obligated under four noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $8.6 million, $10.2 million and $12.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

As of December 31, 2008, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands).

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restructuring	Restructuring
	Lease	Related Lease	Sub-lease
	Commitments	Commitments	Income	Total
	(In thousands)

2009	$14,072	$3,441	$(724)	$16,789
2010	11,680	2,945	(639)	13,986
2011	9,194	2,254	(507)	10,941
2012	7,299	1,897	(525)	8,671
2013	6,316	1,397	(542)	7,171
Thereafter	13,616	2,656	(513)	15,759

Total	$62,177	$14,590	$(3,450)	$73,317

The above table includes certain real estate leases that expire in 2008, but have lease renewal options that the Company currently anticipates to exercise in 2008 at the end of the initial lease period.

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2008, are included in accrued liabilities in the consolidated balance sheet. See Note 14 for a further discussion on restructuring related commitments.

Insurance

The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the Company reasonably determines is necessary or prudent with current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on its loss control efforts.

The Company’s employee group health insurance program is a self-insured program with an aggregate stop loss limit. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. Actual results may vary from estimates based on the Company’s actual experience at the end of the plan policy periods based on the carrier’s loss predictions and its historical claims data.

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $250,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $7.5 million and $11.8 million at December 31, 2007 and 2008, respectively.

As of December 31, 2008, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $12.4 million in letters of credit.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Litigation

The Company is a party to routine claims incidental to its business. Most of these routine claims involve alleged damage to customers’ property while stored in units leased from Mobile Mini and damage alleged to have occurred during delivery and pick-up of containers. The Company carries insurance to protect it against loss from these types of claims, subject to deductibles under the policy. The Company does not believe that any of these incidental claims, individually or in the aggregate, is likely to have a material adverse effect on its business or results of operations.

(13)	Stockholders’ Equity:

On August 8, 2007, Mobile Mini’s Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of its outstanding shares to be repurchased over a six-month period. As of December 31, 2007, the Company had repurchased 2.2 million shares for approximately $39.3 million under this authorization, and it did not repurchase any additional shares prior to the expiration of this authorization in February 2008.

On February 22, 2006, the Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend payable on March 10, 2006, to shareholders of record as of the close of business on March 6, 2006. Per share amounts, share amounts and the weighted average numbers of shares outstanding give effect for this two-for-one stock split for all periods presented.

In March 2006, Mobile Mini issued 4.6 million shares of its common stock at approximately $26.22 per share, net of underwriting discounts and commissions, but before other expenses. The Company received net offering proceeds of approximately $120.3 million which it used to redeem 35% of the $150.0 million aggregate principal amount outstanding of the Company’s 9.5% Senior Notes and to temporarily pay down its revolving line of credit.

(14)	Mergers and Acquisitions:

The Company enters new markets in one of two ways, either by a new branch start-up or through acquiring a business consisting of the portable storage assets and related leases of other companies. An acquisition generally provides the Company with cash flow which enables the Company to immediately cover the overhead cost at a new branch. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.

In 2006, the Company entered into a share purchase agreement to acquire three companies of Royal Wolf Group which, in addition to increasing the Company’s operations in the U.S., gave it presence in the U.K. and The Netherlands. The acquisition of their businesses collectively did not meet the materiality threshold established by the Securities and Exchange Commission that would otherwise require reporting separate financial information for these companies or performance information for periods prior to the acquisition. In addition, the Company also acquired three other businesses in 2006, L&L Surplus of Utica, Inc., HOC-Express, Inc. and Affordable LLC through asset purchase agreements.

In 2007, Mobile Mini acquired the portable storage assets and assumed certain liabilities of four businesses: (1) Worcester Leasing Company, Inc., operating in Worcester, Vermont, (2) Site Storage and Equipment, Inc. and Ace Container & Equipment Sales, Inc., located in Theodore, Alabama, (3) Guest Inc., operating in the Pittsburgh, Pennsylvania metropolitan area which also serves eastern Ohio and northern West Virginia and (4) Centreline Equipment Rentals Ltd., of Windsor, Ontario, which became Mobile Mini’s third branch in Canada. The Company also opened its second Canadian branch by commencing operations in the Vancouver metropolitan area by way of a new branch start up. All acquisitions in 2007 were for cash.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 27, 2008, the Company completed the Merger by which MSG became a wholly-owned subsidiary of Mobile Mini, Inc.

The results of operations for MSG are included herein from the effective date of the Merger, June 27, 2008. The Company’s consolidated statements of income were impacted by the estimated expenses accrued related to integration, merger and restructuring costs recorded for the period ended December 31, 2008. This expense primarily relates to costs, incurred or estimated to be incurred, for the closing of overlapping Mobile Mini lease properties and the repositioning of assets between the two entities’ locations and personnel relocation costs. Also, as a result of the Merger, the Company recorded a restructuring expense relating to its manufacturing operations. Certain other continuing costs, primarily related to Mobile Mini’s personnel closing bonuses and severance agreements and certain corporate costs incurred during the integration are expensed as integration, merger and restructuring expense as incurred.

Also in 2008, the Company acquired four other portable storage businesses, three through asset purchase agreements and one as a stock purchase: (1) International Equipment Services, Inc., operating in Oakland and Los Angeles, California, (2) Advantage Container Corporation, operating in Dallas, Texas, (3) J. Staal Enterprises, LLC, operating in Santa Barbara, California and (4) Kelly Containers, Inc., operating in Hartford, Connecticut.

The Merger and other acquisitions were accounted for as the purchase of a business in accordance with SFAS No. 141, Business Combinations, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of each acquisition.

The aggregate purchase price of the assets and operations acquired consists of the following for the years ended December 31:

	2007	2008
			Other
		MSG	Acquisitions	Total
	(In thousands)

Cash	$9,687	$17,927	$15,323	$33,250
Assumption of debt	47	540,887	—	540,887
Issuance of convertible preferred stock, as initially valued	—	196,600	—	196,600

	$9,734	$755,414	$15,323	$770,737

Cash of $33.3 million for 2008 represents cash paid of $38.8 million, net of cash acquired of $5.5 million, and includes $19.3 million of costs.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the assets acquired and liabilities assumed has been allocated as follows for the years ended December 31:

	2007	2008
			Other
		MSG	Acquisitions	Total
	(In thousands)

Receivables	$—	$31,942	$65	$32,007
Inventories	804	9,164	886	10,050
Lease fleet, net	2,996	268,259	5,396	273,655
Property, plant and equipment, net	354	34,045	538	34,583
Deposits, prepaid expenses and other assets	—	2,581	—	2,581
Intangible assets:
Customer lists	820	17,587	1,094	18,681
Trade names	—	943	—	943
Non-compete agreements	125	—	100	100
Goodwill	4,946	445,150	7,457	452,607
Liabilities and other	(348)	(62,145)	(250)	(62,395)
Deferred taxes	37	7,888	37	7,925

	$9,734	$755,414	$15,323	$770,737

The applicable purchase price for the Merger and the acquisitions has been allocated to the assets acquired and liabilities assumed, based upon estimated fair values as of the acquisition date. The allocation is not finalized and amounts are subject to change with the final valuation. The Company does not believe any adjustments to the allocation of the purchase prices or the reserves will have a material effect on the Company’s results of operations or financial position.

In connection with the MSG Merger, the Company identified additional remaining costs expected to be incurred to exit overlapping Mobile Storage Group’s lease properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verifications and for damaged assets and initially recorded accrued liabilities and reserves. These liabilities and reserves are preliminary and are subject to adjustments, both positive and negative, as additional information and data becomes available. The reserve related to any leased property that is subsequently sub-leased or negotiated to terminate will be adjusted as each such agreement is consummated. See Note 15 for additional information on restructuring accruals.

Substantially all of the operating activities of Mobile Storage Group will continue as it is integrated into the operations of Mobile Mini. All corporate functions in the U.S., such as payroll, accounting, personnel and collections, were transferred to Mobile Mini and discontinued at Mobile Storage Group. As part of the Merger of the operations in the U.K., one corporate office was closed and consolidated with the other. In all cities with overlapping Mobile Storage Group and Mobile Mini branch locations, one branch has been shut down and consolidated with the other. In connection with this consolidation, certain corporate office, regional management and branch employees not hired by Mobile Mini were terminated in exchange for a severance payment. The majority of this consolidation was completed shortly after closing of the Merger and the remainder continued through the end of 2008.

Included in other assets and intangibles are: (1) non-compete agreements that are amortized over the life of the agreement, typically over 5 years, using the straight-line method with no residual value, (2) values associated with trade names are amortized on a straight-line basis over 2 years with no residual value and (3) values associated with customer lists are amortized on an accelerated basis over 14 to 15 years with no residual value.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Integration, Merger and Restructuring Costs:

In connection with the Merger, the Company recorded accruals for costs to be incurred to exit overlapping Mobile Storage Group lease properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verification and for damaged assets.

In connection with the Merger, the Company leveraged the combined fleet and restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down to certain assets previously used in conjunction with the manufacturing operations and inventories.

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheet) and related activity for the year ended December 31, 2008:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)

Accrued obligations as of December 31, 2007	$—	$—	$—	$—
Restructuring costs accrued in purchase price allocation	1,811	5,328	—	7,139
Integration, merger and restructuring expense	7,705	5,788	5,307	18,800
Cash paid	(7,507)	(2,705)	(4,164)	(14,376)

Accrued obligations as of December 31, 2008	$2,009	$8,411	$1,143	$11,563

The following amounts are included in integration, merger and restructuring expense for the year ended December 31, 2008 (in thousands):

Severance and benefits	$7,705
Lease abandonment costs	5,788
Acquisition integration	5,307
Long-lived asset and inventory impairment charges	5,627

Integration, merger and restructuring expense	$24,427

(16)	Supplemental Pro Forma Information (unaudited):

The following table summarizes Mobile Mini’s unaudited condensed consolidated statements of income as if the Merger with MSG WC Holdings Corp., the ultimate parent company of Mobile Storage Group, occurred on January 1 of each period presented:

	Years Ended
	December 31
	2007	2008
	(In thousands)

Total revenue	$551,429	$535,282
Net income	$35,353	$31,776
Diluted earnings per share	$0.80	$0.74

The above table includes integration, merger and restructuring expense of $24.4 million for the years ended December 31, 2007 and 2008. The year ended December 31, 2008 also includes $13.7 million goodwill impairment charge. The year ended December 31, 2007 also includes $11.2 million of debt extinguishment expense.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative, and should not be relied upon as being indicative of the results of operations that would have been achieved if the Merger had actually taken place at the beginning of each of the periods presented.

(17)	Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax, were as follows at December 31:

	2007	2008
	(In thousands)

Accumulated net unrealized holding loss on derivatives	$(769)	$(7,068)
Foreign currency translation adjustment	5,105	(30,410)

Accumulated other comprehensive income (loss)	$4,336	$(37,478)

(18)	Segment Reporting:

The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. Mobile Mini has operations in the U.S., Canada, the U.K. and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where it leases and sells its products, the Company does not believe this will be a significant impact on its results of operations. Currently, the Company’s branch operations comprise its only segment and these operations concentrate on its core business of leasing. Mobile Mini’s branches have similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, mobile offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area around each branch. The operation includes the Company’s manufacturing facilities, which is responsible for the purchase, manufacturing and remanufacturing of products for leasing and sale, as well as for manufacturing certain delivery equipment.

In managing the Company’s business, it focuses on earnings per share and on its internal growth rate in leasing revenue, which the Company defines as growth in lease revenues on a year-over-year basis at its branch locations in operation for at least one year, without inclusion of same market acquisitions.

Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, based on the provisions of SFAS No. 131, reportable segment information is the same as contained in its consolidated financial statements.

The tables below represent the Company’s revenue and long-lived assets as attributed to geographic locations, at December 31:

Revenue from external customers (in thousands):

	2006	2007	2008

North America	$259,548	$292,964	$356,303
U.K.	10,096	19,109	53,126
The Netherlands	3,719	6,229	5,975

Total revenues	$273,363	$318,302	$415,404

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets (in thousands):

	2007	2008

North America	$810,573	$1,041,540
U.K	43,984	120,914
The Netherlands	3,729	4,211

Total long-lived assets	$858,286	$1,166,665

(19)	Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2007 and 2008. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(In thousands except earnings per share)

2007
Leasing revenues	$66,053	$70,362		$73,982	$74,241
Total revenues	73,020	78,250		83,482	83,550
Gross profit margin on sales	2,195	2,378		2,716	2,704
Income from operations	26,832	27,642		27,233	26,801
Net income	12,697	6,331	(1)	12,704	12,444
Earnings per share:
Basic	$0.36	$0.18		$0.35	$0.36

Diluted	$0.35	$0.17	(1)	$0.35	$0.36

2008
Leasing revenues	$70,036	$72,849		$119,323	$109,352
Total revenues	78,541	81,085		132,752	123,026
Gross profit margin on sales	2,465	2,467		3,957	4,334
Income from operations(2)	23,769	14,575		39,951	26,869
Net income(2)	10,658	4,861		13,276	246
Earnings per share:
Basic	$0.31	$0.14		$0.31	$0.01

Diluted(2)	$0.31	$0.14		$0.31	$0.01

(1)	Includes debt extinguishment expense of $11.2 million ($6.9 million after tax), or $0.19 per diluted share.

(2)	Includes integration, merger and restructuring expense of $24.4 million ($15.3 million after tax), or $0.39 per diluted share during the fiscal year 2008 and a non-cash goodwill impairment charge of $13.7 million, both pre-tax and after tax, or $0.35 per diluted share for fiscal year 2008.

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Condensed Consolidating Financial Information

Mobile Mini Supplemental Indenture

In connection with the Merger, Mobile Mini entered into the Mobile Mini Supplemental Indenture described in Note 7 pursuant to which the New Mobile Mini Guarantors became “Guarantors” under the Mobile Mini Indenture relating to the Senior Notes.

In connection with the Merger, Mobile Mini also entered into the MSG Supplemental Indenture described in Note 7 pursuant to which Mobile Mini became an “Issuer” under the MSG Indenture and the New MSG Guarantors became “Guarantors” under the MSG Indenture.

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

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2008

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash	$2,208	$976	$—	$3,184
Receivables	45,827	15,597	—	61,424
Inventories	23,644	2,982	(49)	26,577
Lease fleet, net	969,432	108,724	—	1,078,156
Property, plant and equipment, net	72,108	16,401	—	88,509
Deposits and prepaid expenses	12,130	1,157	—	13,287
Other assets and intangibles, net	28,144	6,919	—	35,063
Goodwill	435,450	57,207	—	492,657
Intercompany	131,257	35,782	(167,039)	—

Total assets	$1,720,200	$245,745	$(167,088)	$1,798,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$12,361	$9,072	$—	$21,433
Accrued liabilities	81,146	5,068	—	86,214
Lines of credit	450,053	104,479	—	554,532
Notes payable	1,306	74	—	1,380
Obligations under capital leases	5,495	2	—	5,497
Senior notes	345,797	—	—	345,797
Deferred income taxes	124,858	10,363	(435)	134,786
Intercompany	23	29,626	(29,649)	—

Total liabilities	1,021,039	158,684	(30,084)	1,149,639

Commitments and contingencies
Convertible preferred stock	153,990			153,990
Stockholders’ equity:
Common stock	375	18,433	(18,433)	375
Additional paid-in capital	328,696	119,165	(119,165)	328,696
Retained earnings	263,498	(21,157)	594	242,935
Accumulated other comprehensive income	(8,098)	(29,380)	—	(37,478)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	545,171	87,061	(137,004)	495,228

Total liabilities and stockholders’ equity	$1,720,200	$245,745	$(167,088)	$1,798,857

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2007

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash	$2,033	$1,670	$—	$3,703
Receivables	31,046	6,175	—	37,221
Inventories	26,708	2,769	(46)	29,431
Lease fleet, net	764,134	38,789	—	802,923
Property, plant and equipment, net	46,439	8,924	—	55,363
Deposits and prepaid expenses	10,386	948	—	11,334
Other assets and intangibles, net	6,256	2,830	—	9,086
Goodwill	66,251	13,539	—	79,790
Intercompany	36,574	36,146	(72,720)	—

Total assets	$989,827	$111,790	$(72,766)	$1,028,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$14,049	$6,511	$—	$20,560
Accrued liabilities	37,330	1,611	—	38,941
Lines of credit	205,100	32,757	—	237,857
Notes payable	743	—	—	743
Obligations under capital leases	6	4	—	10
Senior notes, net of discount	149,379	—	—	149,379
Deferred income taxes	125,439	(1,702)	(266)	123,471
Intercompany	25	22,725	(22,750)	—

Total liabilities	532,071	61,906	(23,016)	570,961

Commitments and contingencies
Convertible preferred stock
Stockholders’ equity:
Common stock	367	18,433	(18,433)	367
Additional paid-in capital	278,591	31,538	(31,536)	278,593
Retained earnings	217,404	(3,729)	219	213,894
Accumulated other comprehensive income	694	3,642	—	4,336
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	457,756	49,884	(49,750)	457,890

Total liabilities and stockholders’ equity	$989,827	$111,790	$(72,766)	$1,028,851

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Twelve Months Ended December 31, 2008

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Leasing	$322,473	$49,087	$—	$371,560
Sales	32,159	9,128	(20)	41,267
Other	1,671	906	—	2,577

Total revenues	356,303	59,121	(20)	415,404

Costs and expenses:
Cost of sales	20,765	7,295	(16)	28,044
Leasing, selling and general expenses	171,712	40,623	—	212,335
Integration, merger and restructuring expenses	21,676	2,751	—	24,427
Goodwill impairment	—	13,667	—	13,667
Depreciation and amortization	26,402	5,365	—	31,767

Total costs and expenses	240,555	69,701	(16)	310,240

Income (loss) from operations	115,748	(10,580)	(4)	105,164
Other income (expense):
Interest income	1,743	62	(1,670)	135
Interest expense	(41,977)	(7,839)	1,670	(48,146)
Foreign currency exchange	—	(112)	—	(112)

Income (loss) before provision for (benefit from) income taxes	75,514	(18,469)	(4)	57,041
Provision for (benefit from) income taxes	29,421	(1,250)	(171)	28,000

Net income (loss)	$46,093	$(17,219)	$167	$29,041

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Twelve Months Ended December 31, 2007

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Leasing	$267,718	$16,920	$—	$284,638
Sales	23,648	8,055	(59)	31,644
Other	1,598	422	—	2,020

Total revenues	292,964	25,397	(59)	318,302

Costs and expenses:
Cost of sales	15,242	6,460	(51)	21,651
Leasing, selling and general expenses	148,876	18,118	—	166,994
Integration, merger and restructuring expense	—	—	—	—
Depreciation and amortization	19,034	2,115	—	21,149

Total costs and expenses	183,152	26,693	(51)	209,794

Income (loss) from operations	109,812	(1,296)	(8)	108,508
Other income (expense):
Interest income	2,391	64	(2,354)	101
Interest expense	(23,066)	(4,195)	2,355	(24,906)
Debt extinguishment expense	(11,224)	—	—	(11,224)
Foreign currency exchange	—	107	—	107

Income (loss) before provision for (benefit from) income taxes	77,913	(5,320)	(7)	72,586
Provision for (benefit from) income taxes	30,125	(1,463)	(252)	28,410

Net income (loss)	$47,788	$(3,857)	$245	$44,176

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Twelve Months Ended December 31, 2006

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Leasing	$237,018	$8,087	$—	$245,105
Sales	21,368	5,671	(215)	26,824
Other	1,162	272	—	1,434

Total revenues	259,548	14,030	(215)	273,363

Costs and expenses:
Cost of sales	12,846	4,517	(177)	17,186
Leasing, selling and general expenses	131,776	8,130	—	139,906
Integration, merger and restructuring expense	—	—	—	—
Depreciation and amortization	15,829	912	—	16,741

Total costs and expenses	160,451	13,559	(177)	173,833

Income (loss) from operations	99,097	471	(38)	99,530
Other income (expense):
Interest income	460	—	(23)	437
Interest expense	(23,464)	(240)	23	(23,681)
Debt extinguishment expense	(6,425)	—	—	(6,425)
Foreign currency exchange	—	66	—	66

Income (loss) before provision for (benefit from) income taxes	69,668	297	(38)	69,927
Provision for (benefit from) income taxes	26,993	172	(14)	27,151

Net income (loss)	$42,675	$125	$(24)	$42,776

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2008

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$46,093	$(17,219)	$167	$29,041
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4,351	912	(2)	5,261
Provision for restructuring charge	5,626	—	—	5,626
Goodwill impairment	—	13,667	—	13,667
Amortization of deferred financing costs	2,873	—	—	2,873
Share-based compensation expense	4,627	512	5	5,656
Depreciation and amortization	26,402	5,365	—	31,767
Gain on sale of lease fleet units	(8,977)	(888)	16	(9,849)
Loss on disposal of property, plant and equipment	566	1	—	567
Deferred income taxes	29,273	(1,381)	31	27,923
Foreign currency gain (loss)	—	112	—	112
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,031)	(1,029)	—	(3,060)
Inventories	7,655	—	—	7,655
Deposits and prepaid expenses	(698)	875	—	177
Other assets and intangibles	105	—	—	105
Accounts payable	(11,469)	(4,262)	—	(15,731)
Accrued liabilities	(1,432)	(1,840)	—	(3,272)
Intercompany	(2,502)	4,013	(1,511)	—

Net cash provided by (used in) operating activities	100,974	(1,162)	(1,294)	98,518

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(36,448)	3,198	—	(33,250)
Additions to lease fleet units, excluding acquisitions	(58,016)	(18,606)	—	(76,622)
Proceeds from sale of lease fleet units	24,652	3,758	(72)	28,338
Additions to property, plant and equipment	(11,614)	(5,260)	—	(16,874)
Proceeds from sale of property, plant and equipment	492	3	—	495

Net cash used in investing activities	(80,934)	(16,907)	(72)	(97,913)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	109,975	19,376	(9,010)	120,341
Deferred financing costs	(15,166)	—	—	(15,166)
Proceeds from notes payable	1,249	—	—	1,249
Principal payments on notes payable	(113,881)	—	—	(113,881)
Principal payments on capital lease obligations	(702)	(2)	—	(704)
Issuance of common stock, net	1,472	—	—	1,472
Purchase of treasury stock, at cost	209	(253)	44	—

Net cash (used in) provided by financing activities	(16,844)	19,121	(8,966)	(6,689)
Effect of exchange rate changes on cash	(3,021)	(1,746)	1,032	5,565

Net increase (decrease) in cash	175	(694)	—	(519)
Cash at beginning of year	2,033	1,670	—	3,703

Cash at end of year	$2,208	$976	$—	$3,184

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2007

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$47,788	$(3,857)	$245	$44,176
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	2,298	—	—	2,298
Provision for doubtful accounts	1,478	391	—	1,869
Amortization of deferred financing costs	985	—	—	985
Share-based compensation expense	3,616	405	7	4,028
Depreciation and amortization	19,034	2,115	—	21,149
Gain on sale of lease fleet units	(4,929)	(631)	—	(5,560)
Loss on disposal of property, plant and equipment	203	—	—	203
Deferred income taxes	28,885	(1,459)	(70)	27,356
Foreign currency gain	—	(107)	—	(107)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,255)	(2,733)	—	(3,988)
Inventories	(751)	141	—	(610)
Deposits and prepaid expenses	(1,618)	(136)	—	(1,754)
Other assets and intangibles	318	—	—	318
Accounts payable	1,192	1,499	—	2,691
Accrued liabilities	(2,910)	1,155	—	(1,755)
Intercompany	(2,252)	2,037	215	—

Net cash provided by (used in) operating activities	92,082	(1,180)	397	91,299

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(9,734)	—	—	(9,734)
Additions to lease fleet units, excluding acquisitions	(107,329)	(19,404)	—	(126,733)
Proceeds from sale of lease fleet units	13,593	2,586	2	16,181
Additions to property, plant and equipment	(11,638)	(6,884)	—	(18,522)
Proceeds from sale of property, plant and equipment	126	—	—	126

Net cash (used in) provided by investing activities	(114,982)	(23,702)	2	(138,682)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	8,429	25,619	80	34,128
Redemption of 9.5% Senior Notes	(97,500)	—	—	(97,500)
Proceeds from issuance of 6.875% Senior Notes	149,322	—	—	149,322
Deferred financing costs	(3,768)	—	—	(3,768)
Proceeds from issuance of notes payable	1,216	—	—	1,216
Principal payments of notes payable	(1,254)	—	—	(1,254)
Principal payments on capital lease obligations	(23)	(1)	—	(24)
Issuance of common stock, net	5,607	—	—	5,607
Purchase of treasury stock, at cost	(39,300)	—	—	(39,300)

Net cash provided by financing activities	22,729	25,618	80	48,427

Effect of exchange rate changes on cash	1,549	219	(479)	1,289

Net increase in cash	1,378	955	—	2,333
Cash at beginning of year	655	715	—	1,370

Cash at end of year	$2,033	$1,670	$—	$3,703

MOBILE MINI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2006

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$42,675	$125	$(24)	$42,776
Adjustments to reconcile income to net cash provided by operating activities:
Debt extinguishment expense	1,438	—	—	1,438
Provision for doubtful accounts	4,387	151	—	4,538
Amortization of deferred financing costs	840	—	—	840
Share-based compensation expense	2,858	215	(7)	3,066
Depreciation and amortization	15,829	912	—	16,741
(Gain) loss on sale of lease fleet units	(4,552)	(372)	2	(4,922)
Loss on disposal of property, plant and equipment	454	—	—	454
Deferred income taxes	26,252	376	(221)	26,407
Foreign currency gain	—	(66)	—	(66)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(10,047)	(3,700)	2,629	(11,118)
Inventories	1,934	(2,652)	1,346	628
Deposits and prepaid expenses	(948)	(756)	258	(1,446)
Other assets and intangibles	(16)	(50,049)	50,061	(4)
Accounts payable	(4,845)	4,808	(2,051)	(2,088)
Accrued liabilities	143	421	(924)	(360)
Intercompany	(427)	428	(1)	—

Net cash provided by (used in) operating activities	75,975	(50,159)	51,068	76,884

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(59,475)	—	—	(59,475)
Additions to lease fleet, excluding acquisitions	(130,112)	(21,486)	15,715	(135,883)
Proceeds from sale of lease fleet units	12,000	1,329	(2)	13,327
Additions to property, plant and equipment	(8,280)	(3,307)	705	(10,882)
Proceeds from sale of property, plant and equipment	150	—	—	150

Net cash (used in) provided by investing activities	(185,717)	(23,464)	16,418	(192,763)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	38,745	23,943	(17,149)	45,539
Redemption of 9.5% Senior Notes	(52,500)	—	—	(52,500)
Deferred financing costs	(1,664)	—	—	(1,664)
Proceeds from issuance of notes payable	1,230	—	—	1,230
Principal payments on notes payable	(1,108)	—	—	(1,108)
Principal payments on capital lease obligations	(17)	5	(5)	(17)
Issuance of common stock, net	125,486	49,810	(49,810)	125,486

Net cash provided by (used in) financing activities	110,172	73,758	(66,964)	116,966

Effect of exchange rate changes on cash	18	580	(522)	76

Net increase in cash	448	715	—	1,163
Cash at beginning of year	207	—	—	207

Cash at end of year	$655	$715	$—	$1,370

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, were effective to ensure that information required to be disclosed in Exchange Act reports filed is communicated to management (including the CEO and CFO) in a timely manner.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective, subject to the limitation below, as of December 31, 2008.

During 2008, we completed the acquisition of Mobile Storage Group, Inc. Consistent with the published guidance of the Securities and Exchange Commission, our management excluded certain operations of Mobile Mini U.K. Limited, operating in the U.K., that were acquired in June 2008 in the Mobile Storage Group, Inc. acquisition, from the scope of its assessment of internal control over financial reporting as of December 31, 2008. Total assets and total revenues for this U.K. operations from the acquisition represented approximately 3% and 5%, respectively, of the related consolidated financial statement amounts of Mobile Mini, Inc. as of and for the year ended December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain operations of Mobile Mini U.K. Limited, that were acquired in June 2008 in the Mobile Storage Group, Inc. acquisition, and which are included in the 2008 consolidated financial statements of Mobile Mini, Inc. This portion of Mobile Mini U.K. Limited, consisted 3% of Mobile Mini, Inc.’s consolidated total assets as of December 31, 2008, and 5% of Mobile Mini, Inc.’s consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of Mobile Mini, Inc. also did not include an evaluation of the internal control over financial reporting of the portion of Mobile Mini U.K. Limited acquired in the Mobile Storage Group, Inc. acquisition.

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. (and subsidiaries) as of December 31, 2008 and 2007, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Mobile Mini, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Phoenix, Arizona
February 27, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following our fiscal year end (the 2009 Proxy Statement).

Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a director of Cavco Industries, Inc., one of the nation’s largest producers of manufactured housing. Mr. Bunger graduated from Arizona State University with a B.A. in Business Administration. Age 47.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 46.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from Mobile Storage Group. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with Mobile Storage Group. Prior to that he had served as Regional Vice President of Rental Storage Corporation, working there from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 21 years. Age 41.

William E. Armstead serves as our Senior Vice President, Southeastern Division. He joined Mobile Mini after the combination with Mobile Storage Group in June 2008 from the Mobile Storage Group where he was Regional Vice President — Pacific Northwest since February 2007, Regional Vice President-Pacific Southwest since 2006 and Regional Vice President-Southwest Region since 2004. Prior to joining Mobile Storage Group, Mr. Armstead served as a District Manager of Rental Service Corporation, working for them from July 1987 to September 2004. Mr. Armstead attended Colorado State University. He has worked in the equipment leasing and portable storage industry for 30 years. Age 45.

Kyle G. Blackwell joined Mobile Mini in 1988 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start up of our Texas locations. Age 45.

Ronald Halchishak joined Mobile Mini after the combination with Mobile Storage Group in June 2008 as our Senior Vice President and Managing Director-Europe. He had been a Managing Director of Ravenstock MSG since July 2007. Prior to that, from June 2003 to January 2007, he served as the Vice President of the Mid-Atlantic for Nations Rent. From June 1991 to March 2001, Mr. Halchishak was Division President at Rental Service Corporation. He graduated from Humboldt State University with a B.A. in political science and psychology. Age 61.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996 and also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 39.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University. Age 44.

Russell C. Lemley has served as our Senior Vice President, Western Division since 1999, except from December 2007 to December 2008, when he served as our Executive Vice President and Chief Operating Officer. Prior to 1999, he served as our Vice President, Operations from June 1998 to November 1999. He joined us in August 1988 as Construction Superintendent to build our ten-acre facility in Los Angeles, California and served as Plant Manager of that facility from 1989 to 1994 and as General Manager from 1994 to 1998. Prior to joining us, Mr. Lemley was the Project Manager from 1984 through 1987 for the largest automated pallet rack high rise in the United Sates for Ralph’s Grocery in San Fernando, California and managed the construction of the first automated parts pallet rack facility for Suzuki in Brea, California. Age 51.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 58.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D from Brigham Young University. Age 37.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2009 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2009 Proxy Statement.

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

Information with respect to executive compensation is incorporated herein by reference to information included in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1994 Stock Option Plan (the 1994 Plan), the 1999 Stock Option Plan (the 1999 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan), pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted hereunder; outstanding options continue to be subject to the terms of the 1994 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2008. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

	Common Shares		Common Shares Remaining
	to be Issued Upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Shares
	and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by Mobile Mini stockholders(1)	1,750	$17.45	399
Equity compensation plans not approved by Mobile Mini stockholders	-0-	-0-	-0-

Totals	1,750	$17.45	399

(1)	Of these shares, options to purchase 12,000 shares were outstanding under the 1994 Plan, options to purchase 1.7 million shares were outstanding under the 1999 Plan and options to purchase 29,000 shares were outstanding under the 2006 Plan.

On December 31, 2008, the closing price of Mobile Mini’s common stock as reported by The Nasdaq Stock Market was $14.42.

The information set forth in our 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2009 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth in our 2009 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Report are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended December 31, 2006, 2007 and 2008 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2008:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(b) Exhibits:

Exhibit
Number		Description

3	.1.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
3	.1.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1a of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).
3	.1.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).
3	.1.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008 (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
3	.1.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008 (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
3.2		Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007 (Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).
4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
4.2		Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 13, 1999).
4	.3.1	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 26, 2007) (the “Mobile Mini Indenture”).
4	.3.2	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
4	.4.1	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the “MSG Indenture”).
4	.4.2	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).

Exhibit
Number		Description

10.1		Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2		Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed with the Commission on April 11, 2003 under cover of Schedule 14A).
10	.2.1	Form of Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).
10.3		Mobile Mini, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement for its 2006 annual meeting of shareholders filed with the Commission on May 9, 2006 under cover of Schedule 14A).
10	.4.1	ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
10	.4.2	First Amendment to ABL Credit Agreement, dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 4, 2008).
10.15		Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to the Registrant’s Report on Form 8-K dated June 2, 2008).
10.16		Amended and Restated Employment Agreement dated September 30, 2008 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to the Registrant’s Report on Form 8-K dated September 30, 2008).
10.17		Employment Agreement dated October 15, 2008 between Mobile Mini, Inc. and Mark Funk. (Incorporated by reference to the Registrant’s Report on Form 8-K dated October 17, 2008).
10.18		Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 23, 2008).
10.19		Amended and Restated Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Russell Lemley (Incorporated by reference to the Registrant’s Report on Form 8-K dated December 23, 2008
10.20		Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
10.21		Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 28, 2008).
10.22		Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
10.23		Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to the Registrant’s Report on Form 8-K dated July 1, 2008).
21		Subsidiaries of Mobile Mini, Inc. (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: February 27, 2009	By:	/s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/s/ Steven G. Bunger Steven G. Bunger President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 27, 2009	By:	/s/ Mark E. Funk Mark E. Funk Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Date: February 27, 2009	By:	/s/ Deborah K. Keeley Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: February 27, 2009	By:	/s/ Michael E. Donovan Michael E. Donovan, Director
Date: February 27, 2009	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director
Date: February 27, 2009	By:	/s/ Stephen A McConnell Stephen A McConnell, Director
Date: February 27, 2009	By:	/s/ Frederick G. McNamee Frederick G. McNamee, Director
Date: February 27, 2009	By:	/s/ Sanjay Swani Sanjay Swani, Director
Date: February 27, 2009	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Director
Date: February 27, 2009	By:	/s/ Michael L. Watts Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2006	2007	2008
	(In thousands)

Allowance for doubtful accounts:
Balance at beginning of year	$3,234	$5,008	$3,993
Provision charged to expense	4,538	1,869	5,261
Acquired through business acquisitions	462	—	2,873
Write-offs	(3,226)	(2,884)	(4,934)

Balance at end of year	$5,008	$3,993	$7,193

INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number	Description

21	Subsidiaries of Mobile Mini, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.