Form 10-Q
period 2009-03-31
MOBILE MINI INC
filed 2009-05-11
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 1-12804

(Exact name of registrant as specific in its charter)

Delaware	86-0748362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of principal executive offices)
(480) 894-6311
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐ No ☑
At May 1, 2009, there were outstanding 35,465,914 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2008	March 31, 2009
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$3,184	$1,546
Receivables, net of allowance for doubtful accounts of $7,193 and $6,378 at December 31, 2008 and March 31, 2009, respectively	61,424	49,397
Inventories	26,577	25,393
Lease fleet, net	1,078,156	1,069,929
Property, plant and equipment, net	88,509	86,396
Deposits and prepaid expenses	13,287	12,889
Other assets and intangibles, net	35,063	32,491
Goodwill	492,657	492,395

Total assets	$1,798,857	$1,770,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$21,433	$15,867
Accrued liabilities	86,214	74,886
Lines of credit	554,532	530,023
Notes payable	1,380	1,029
Obligations under capital leases	5,497	5,143
Senior notes, net	345,797	345,978
Deferred income taxes	134,786	140,014

Total liabilities	1,149,639	1,112,940

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and outstanding at December 31, 2008 and March 31, 2009, respectively, stated at liquidity preference values	153,990	153,990

Stockholders’ equity:
Common stock $.01 par value: 95,000 shares authorized, 37,489 issued and 35,314 outstanding at December 31, 2008 and 37,645 issued and 35,470 outstanding at March 31, 2009, respectively	375	376
Additional paid-in capital	328,696	330,450
Retained earnings	242,935	251,402
Accumulated other comprehensive loss	(37,478)	(39,422)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	495,228	503,506

Total liabilities and stockholders’ equity	$1,798,857	$1,770,436

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2009
Revenues:
Leasing	$70,036	$89,516
Sales	8,098	10,060
Other	407	588

Total revenues	78,541	100,164

Costs and expenses:
Cost of sales	5,633	6,869
Leasing, selling and general expenses	43,470	51,572
Integration, merger and restructuring expenses	—	2,214
Depreciation and amortization	5,669	10,253

Total costs and expenses	54,772	70,908

Income from operations	23,769	29,256
Other income (expense):
Interest income	33	3
Interest expense	(6,145)	(15,241)
Foreign currency exchange loss	(11)	(83)

Income before provision for income taxes	17,646	13,935
Provision for income taxes	6,988	5,469

Net income	10,658	8,466
Earnings allocable to preferred stock	—	(1,688)

Net income available to common stockholders	$10,658	$6,778

Earnings per share:
Basic	$0.31	$0.20

Diluted	$0.31	$0.20

Weighted average number of common and common share equivalents outstanding:
Basic	34,086	34,344

Diluted	34,311	42,982

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2009
Cash Flows From Operating Activities:
Net income	$10,658	$8,466
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	568	1,080
Amortization of deferred financing costs	218	1,294
Share-based compensation expense	988	1,621
Depreciation and amortization	5,669	10,253
Gain on sale of lease fleet units	(1,491)	(2,845)
Loss on disposal of property, plant and equipment	29	25
Deferred income taxes	6,988	5,461
Foreign currency transaction loss	11	83
Changes in certain assets and liabilities:
Receivables	2,065	10,647
Inventories	(503)	430
Deposits and prepaid expenses	543	330
Other assets and intangibles	(4,331)	(181)
Accounts payable	(3,356)	(5,477)
Accrued liabilities	2,874	(10,587)

Net cash provided by operating activities	20,930	20,600

Cash Flows From Investing Activities:
Cash adjustment for business acquired	(18)	—
Additions to lease fleet	(19,220)	(5,159)
Proceeds from sale of lease fleet units	4,416	8,542
Additions to property, plant and equipment	(1,675)	(2,032)
Proceeds from sale of property, plant and equipment	4	93

Net cash (used in) provided by investing activities	(16,493)	1,444

Cash Flows From Financing Activities:
Net repayments under lines of credit	(438)	(24,509)
Principal payments on notes payable	(339)	(350)
Principal payments on capital lease obligations	(5)	(353)
Issuance of common stock, net	519	4

Net cash used in financing activities	(263)	(25,208)

Effect of exchange rate changes on cash	(454)	1,526

Net increase (decrease) in cash	3,720	(1,638)
Cash at beginning of period	3,703	3,184

Cash at end of period	$7,423	$1,546

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value charged (credited) to equity	$1,486	$(74)

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
The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008, consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2009.
NOTE B — Acquisition of Mobile Storage Group
On June 27, 2008, the Company acquired Mobile Storage Group, Inc. (MSG) (the Merger). The discussion of the Company’s business, financial condition and results of operations includes the results of the combined operations with MSG since June 27, 2008. The results of operations include MSG for the three months ended March 31, 2009 but MSG is not included in results relating to the three months ended March 31, 2008.
NOTE C — Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also provides that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities rising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009 and will apply both prospectively to future business combinations. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of future acquisitions completed by the Company.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009. As there are no noncontrolling interests in any of the Company’s consolidated subsidiaries; the adoption of SFAS No. 160 did not have an impact on the Company’s results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 with no effect on the Company’s results of operations or financial condition.
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company adopted EITF No. 08-7 on January 1, 2009. EITF No. 08-7 could have a material effect on the Company’s results of operations or financial position for future periods.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 107-1 and APB 28-1 for the interim period ending March 31, 2009.
NOTE D — Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
March 31, 2009:
Interest rate swap agreements	$(11,412)	$—	$(11,412)	$—	(1)

December 31, 2008:
Interest rate swap agreements	$(11,532)	$—	$(11,532)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counter party credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At March 31, 2009, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet.
NOTE E — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on its current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and the credit facility at December 31, 2008 and March 31, 2009, approximated the book values. The fair value of the Company’s Senior Notes at December 31, 2008 ($345.8 million principal amount outstanding) and March 31, 2009 ($346.0 million principal amount outstanding), was approximately $244.0 million and $252.0 million, respectively. The determination for fair value is based on the latest sales price at the end of each period obtained from a third-party institution.
Note F – Earnings Per Share
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three-month period ended March 31:

	Three Months Ended March 31,
	2008	2009
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$10,658	$8,466
Less: Earnings allocable to preferred stock	—	(1,688)

Net income available to common stockholders	$10,658	$6,778

Basic EPS Denominator:
Common stock outstanding beginning of period	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	45	20

Denominator for basic net income per share	34,086	34,344

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	45	20
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended March 31,	225	82
Dilutive effect of convertible preferred stock assumed converted during the period ended March 31,	—	8,556

Denominator for diluted net income per share	34,311	42,982

Basic net income per share	$0.31	$0.20

Diluted net income per share	$0.31	$0.20

For the three months ended March 31, 2008 and 2009, employee stock options to purchase 642,200 and 1,429,700 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of March 31, 2008 and 2009 does not include 534,031 and 1,099,274, respectively, of nonvested share-awards because the awards had not then vested. For the three months ended March 31, 2008 and 2009, 486,314 and 1,028,546, respectively, of nonvested share awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE G — Share-Based Compensation
At March 31, 2009, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards typically vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
Starting in December 2006, the Company awarded nonvested share-awards to certain executive officers with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. The 2009 target was established by the Company’s Board of Directors on January 20, 2009, at which point, the value of each nonvested share-award was $12.31. The Company is required to assess the probability that the performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. For performance based awards granted in 2006, 2007 and 2009, the accelerated attribution method has been used to recognize the expense.
In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group’s employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares with an aggregate fair value of $3.2 million. These awards vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of March 31, 2009, the total amount of unrecognized compensation cost related to share awards was approximately $20.6 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.
The total value of the stock option awards is expensed over the related employee’s service period on a straight-line basis. As of March 31, 2009, total unrecognized compensation cost related to stock option grants was approximately $1.9 million, which is expected to be recognized over a weighted-average period of approximately 1.0 years.
The following table summarizes the share-based compensation expense and capitalized amounts for the three months ending March 31 (in thousands):

	2008	2009
Gross share-based compensation	$1,246	$1,751
Capitalized share-based compensation	(258)	(130)

Share-based compensation expense	$988	$1,621

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2009 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2008	1,750	$17.45
Exercised	(1)	$9.28
Canceled/expired	(30)	$25.50

Balance at March 31, 2009	1,719	$17.34

The intrinsic value of options exercised during the three months ended March 31, 2009 was immaterial.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2009 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2008	990	$18.03
Awarded	193	$11.86
Released	(46)	$21.40
Forfeited	(38)	$22.62

Nonvested at March 31, 2009	1,099	$16.90

A summary of fully-vested stock options and stock options expected to vest, as March 31, 2009, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,719	$17.34	4.6	$686
Vested and expected to vest	1,569	$16.79	4.4	$686
Exercisable	1,416	$16.36	4.2	$686
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.
There were no stock options granted during the three months ended March 31, 2008 and 2009.
NOTE H — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, refurbishment and maintenance of portable storage units and office units, primarily for the Company’s lease fleet and the Company’s units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents units being built at the Company’s manufacturing facility that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units into the Company’s lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into the Company’s lease fleet. Units that the Company adds to the Company’s lease fleet undergo an extensive remanufacturing process that includes installing the Company’s proprietary locking system, signage, painting and sometimes adding the Company’s proprietary security doors.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	December 31, 2008	March 31, 2009
	(In thousands)
Raw material and supplies	$16,991	$16,824
Work-in-process	1,611	1,307
Finished portable storage units	7,975	7,262

	$26,577	$25,393

NOTE I — Income Taxes
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
The Company files U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. For the U.S. Federal return, years 2005 through 2007 are subject to tax examination by the U.S. Internal Revenue Service. The IRS has commenced an audit of our consolidated U.S. Federal return for 2006 and 2007. The audit is progressing and no adjustments have been determined at this time. The Company believes that the Company’s income tax filing positions and deductions will be sustained upon audit and do not anticipate any adjustments that will result in a material change to the Company’s financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE J — Property, Plant and Equipment
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

	December 31, 2008	March 31, 2009
	(In thousands)
Land	$10,978	$10,950
Vehicles and equipment	78,592	78,543
Buildings and improvements	13,868	14,109
Office fixtures and equipment	20,948	21,822

	124,386	125,424
Less accumulated depreciation	(35,877)	(39,028)

Total property, plant and equipment	$88,509	$86,396

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE K — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of remanufactured and differentiated steel portable storage containers and manufactured mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the Company’s units’ estimated useful life, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 25 years with an estimated residual value of 62.5%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2008 and March 31, 2009, the lease fleet totaled $1.1 billion before accumulated depreciation of $79.6 and $84.6 million, respectively.
Lease fleet consists of the following at:

	December 31, 2008	March 31, 2009
	(In thousands)
Steel storage containers	$616,750	$616,088
Offices	523,242	521,651
Van trailers	15,610	14,176
Other	2,161	2,548

	1,157,763	1,154,463
Accumulated depreciation	(79,607)	(84,534)

	$1,078,156	$1,069,929

NOTE L — Derivatives
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risks management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.
The Company’s primary interest rate exposure results in changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swaps, which convert its floating rate debt to a fixed-rate and which it designates as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements.
The Company had interest rate swap agreements totaling $200.0 million at March 31, 2009. The fixed interest rate on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments.

Derivatives in Statement 133 Fair Value		Fair Value
Hedging Relationships	Balance Sheet Location	(in thousands)
March 31, 2009:
Interest rate swap agreements	Accrued liabilities	$(11,412)

December 31, 2008:
Interest rate swap agreements	Accrued liabilities	$(11,532)

Amount of Gain or (Loss)
Recognized in OCI on
Derivatives in Statement 133 Fair Value	Derivative
Hedging Relationships	(in thousands)
Three months ended March 31, 2009:
Interest rate swap agreements, (net of applicable income taxes of $46,000)	$74

Three months ended March 31, 2008:
Interest rate swap agreements, (net of income tax benefit of $0.9 million)	$(1,486)
NOTE M — Segment Reporting
The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the standards for companies to report information about operating segments. The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Currently, the Company’s branch operation is the only segment that concentrates on the Company’s core business of leasing. Each branch has similar economic characteristics covering all products leased or sold, including the same customer base, sales personnel, advertising, yard facilities, general and administrative costs and the branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch. Historically, the operation included the Company’s manufacturing facilities, which was responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing the Company’s business, management focuses on earnings per share and growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. The Company’s goal is to maintain a stable growth rate.
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
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Revenue from external customers:

	Three Months Ended
	March 31,
	2008	2009
	(In thousands)
North America	$71,815	$85,431
United Kingdom	5,163	13,870
The Netherlands	1,563	863

Total revenues	$78,541	$100,164

Long-lived assets:

	December 31, 2008	March 31, 2009
	(In thousands)
North America	$1,041,540	$1,033,144
United Kingdom	120,914	119,277
The Netherlands	4,211	3,904

Total long-lived assets	$1,166,665	$1,156,325

NOTE N — Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2008	2009
	(In thousands)
Net income	$10,658	$8,466
Net unrealized holding (loss) gain on derivatives	(1,486)	74
Foreign currency translation adjustment	(33)	(2,018)

Total comprehensive income	$9,139	$6,522

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2008	March 31, 2009
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$(7,068)	$(6,994)
Foreign currency translation adjustment	(30,410)	(32,428)

Total accumulated other comprehensive loss	$(37,478)	$(39,422)

NOTE O — Integration, Merger and Restructuring Expenses:
In connection with the Merger, the Company recorded accruals for costs to be incurred to exit overlapping Mobile Storage Group leased properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verification and for damaged assets.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheet) and related activity for the period ended March 31, 2009:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2008	$2,009	$8,411	$1,143	$11,563
Integration, merger and restructuring expenses	806	—	1,408	2,214
Cash paid	(2,074)	(1,111)	(2,413)	(5,598)

Accrued obligations as of March 31, 2009	$741	$7,300	$138	$8,179

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the three-months ended March 31, 2009 (in thousands):

Severance and benefits	$806
Acquisition integration	1,408

Integration, merger and restructuring expenses	$2,214

NOTE P — Supplemental Pro Forma Information
The following table summarizes Mobile Mini’s unaudited condensed consolidated statements of income as if the acquisition of MSG WC Holdings Corp., the ultimate parent company of Mobile Storage Group, occurred on January 1, 2008:

Three Months Ended March 31,
2008
(In thousands except per data share)
Total revenue	$138,755
Net income	$10,226
Diluted earnings per share	$0.24
The above table includes integration, merger and restructuring expenses of $2.2 million.
The unaudited pro forma financial information is presented for informational purposes only and is not indicative, and should not be relied upon as being indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning the period presented.
NOTE Q — Condensed Consolidating Financial Information
Mobile Mini Supplemental Indenture
In connection with the acquisition of MSG, Mobile Mini entered into Mobile Mini Supplemental Indenture pursuant to which the New Mobile Mini Guarantors became “Guarantors” under the Mobile Mini Indenture relating to the Senior Notes. Mobile Mini also entered into the MSG Supplemental Indenture pursuant to which Mobile Mini became an “Issuer” under the MSG Indenture and the New MSG Guarantors became “Guarantors” under the MSG Indenture. As a result of the Supplemental Indentures, the same subsidiaries of the Company are guarantors under each of the MSG Notes and the Senior Notes.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$516	$1,030	$—	$1,546
Receivables, net	36,355	13,042	—	49,397
Inventories	22,839	2,603	(49)	25,393
Lease fleet, net	963,123	106,806	—	1,069,929
Property, plant and equipment, net	70,021	16,375	—	86,396
Deposits and prepaid expenses	11,642	1,247	—	12,889
Other assets and intangibles, net	26,266	6,225	—	32,491
Goodwill	435,735	56,660	—	492,395
Intercompany	131,527	35,971	(167,498)	—

Total assets	$1,698,024	$239,959	$(167,547)	$1,770,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$9,092	$6,775	$—	$15,867
Accrued liabilities	70,231	4,655	—	74,886
Lines of credit	426,963	103,060	—	530,023
Notes payable	968	61	—	1,029
Obligations under capital leases	5,142	1	—	5,143
Senior notes, net	345,978	—	—	345,978
Deferred income taxes	130,296	10,201	(483)	140,014
Intercompany	24	30,471	(30,495)	—

Total liabilities	988,694	155,224	(30,978)	1,112,940

Commitments and contingencies

Convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	376	18,433	(18,433)	376
Additional paid-in capital	330,450	119,165	(119,165)	330,450
Retained earnings	272,169	(21,796)	1,029	251,402
Accumulated other comprehensive loss	(8,355)	(31,067)	—	(39,422)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	555,340	84,735	(136,569)	503,506

Total liabilities and stockholders’ equity	$1,698,024	$239,959	$(167,547)	$1,770,436

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash	$2,208	$976	$—	$3,184
Receivables, net	45,827	15,597	—	61,424
Inventories	23,644	2,982	(49)	26,577
Lease fleet, ne	969,432	108,724	—	1,078,156
Property, plant and equipment, net	72,108	16,401	—	88,509
Deposits and prepaid expenses	12,130	1,157	—	13,287
Other assets and intangibles, net	28,144	6,919	—	35,063
Goodwill	435,450	57,207	—	492,657
Intercompany	131,257	35,782	(167,039)	—

Total assets	$1,720,200	$245,745	$(167,088)	$1,798,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$12,361	$9,072	$—	$21,433
Accrued liabilities	81,146	5,068	—	86,214
Lines of credit	450,053	104,479	—	554,532
Notes payable	1,306	74	—	1,380
Obligations under capital leases	5,495	2	—	5,497
Senior notes	345,797	—	—	345,797
Deferred income taxes	124,858	10,363	(435)	134,786
Intercompany	23	29,626	(29,649)	—

Total liabilities	1,021,039	158,684	(30,084)	1,149,639

Commitments and contingencies

Convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	375	18,433	(18,433)	375
Additional paid-in capital	328,696	119,165	(119,165)	328,696
Retained earnings	263,498	(21,157)	594	242,935
Accumulated other comprehensive loss	(8,098)	(29,380)	—	(37,478)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	545,171	87,061	(137,004)	495,228

Total liabilities and stockholders’ equity	$1,720,200	$245,745	$(167,088)	$1,798,857

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$76,629	$12,887	$—	$89,516
Sales	8,335	1,725	—	10,060
Other	467	121	—	588

Total revenues	85,431	14,733	—	100,164

Costs and expenses:
Cost of sales	5,477	1,392	—	6,869
Leasing, selling and general expenses	41,608	9,964	—	51,572
Integration, merger and restructuring expenses	2,179	35	—	2,214
Depreciation and amortization	8,365	1,888	—	10,253

Total costs and expenses	57,629	13,279	—	70,908

Income from operations	27,802	1,454	—	29,256
Other income (expense):
Interest income	414	2	(413)	3
Interest expense	(14,058)	(1,596)	413	(15,241)
Foreign currency exchange	—	(83)	—	(83)

Income (loss) before provision for (benefit from) income taxes	14,158	(223)	—	13,935
Provision for (benefit from) income taxes	5,485	30	(46)	5,469

Net income (loss)	$8,673	$(253)	$46	$8,466

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$65,342	$4,694	$—	$70,036
Sales	6,211	1,895	(8)	8,098
Other	262	145	—	407

Total revenues	71,815	6,734	(8)	78,541

Costs and expenses:
Cost of sales	4,086	1,554	(7)	5,633
Leasing, selling and general expenses	38,592	4,878	—	43,470
Depreciation and amortization	5,075	594	—	5,669

Total costs and expenses	47,753	7,026	(7)	54,772

Income (loss) from operations	24,062	(292)	(1)	23,769
Other income (expense):
Interest income	330	22	(319)	33
Interest expense	(5,478)	(986)	319	(6,145)
Foreign currency exchange	—	(11)	—	(11)

Income (loss) before provision for (benefit from) income taxes	18,914	(1,267)	—	17,646
Provision for (benefit from) income taxes	7,328	(308)	(32)	6,988

Net income (loss)	$11,586	$(959)	$31	$10,658

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$8,673	$(253)	$46	$8,466
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	940	139	1	1,080
Amortization of deferred financing costs	1,294	—	—	1,294
Share-based compensation expense	1,444	177	—	1,621
Depreciation and amortization	8,365	1,888	—	10,253
Gain on sale of lease fleet units	(2,681)	(164)	—	(2,845)
Loss on disposal of property, plant and equipment	24	1	—	25
Deferred income taxes	5,439	29	(7)	5,461
Foreign currency exchange loss	—	83	—	83
Changes in certain assets and liabilities:
Receivables	8,536	2,111	—	10,647
Inventories	147	283	—	430
Deposits and prepaid expenses	487	(157)	—	330
Other assets and intangibles	(181)	—	—	(181)
Accounts payable	(3,264)	(2,213)	—	(5,477)
Accrued liabilities	(10,222)	(365)	—	(10,587)
Intercompany	(460)	688	(228)	—

Net cash provided by (used in) operating activities	18,541	2,247	(188)	20,600

Cash Flows From Investing Activities:
Additions to lease fleet units	(3,386)	(1,773)	—	(5,159)
Proceeds from sale of lease fleet units	7,714	831	(3)	8,542
Additions to property, plant and equipment	(916)	(1,116)	—	(2,032)
Proceeds from sale of property, plant and equipment	92	1	—	93

Net cash provided by (used in) investing activities	3,504	(2,057)	(3)	1,444

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(23,089)	498	(1,918)	(24,509)
Principal payments on notes payable	(338)	(12)	—	(350)
Principal payments on capital lease obligations	(353)	—	—	(353)
Issuance of common stock, net	4	—	—	4
Intercompany	386	(398)	12	—

Net cash (used in) provided by financing activities	(23,390)	88	(1,906)	(25,208)

Effect of exchange rate changes on cash	(347)	(224)	2,097	1,526

Net (decrease) increase in cash	(1,692)	54	—	(1,638)
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$516	$1,030	$—	$1,546

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$11,586	$(959)	$31	$10,658
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	511	57	—	568
Amortization of deferred financing costs	218	—	—	218
Share-based compensation expense	867	121	—	988
Depreciation and amortization	5,075	594	—	5,669
Gain on sale of lease fleet units	(1,323)	(168)	—	(1,491)
Loss on disposal of property, plant and equipment	29	—	—	29
Deferred income taxes	7,328	(307)	(33)	6,988
Foreign currency exchange gain	—	11	—	11
Changes in certain assets and liabilities:
Receivables	1,590	475	—	2,065
Inventories	(572)	69	—	(503)
Deposits and prepaid expenses	768	(225)	—	543
Other assets and intangibles	(4,331)	—	—	(4,331)
Accounts payable	(3,490)	134	—	(3,356)
Accrued liabilities	3,282	(408)	—	2,874
Intercompany	(268)	94	174	—

Net cash provided by (used in) operating activities	21,270	(512)	172	20,930

Cash Flows From Investing Activities:
Cash adjustment for business acquired	(18)	—	—	(18)
Additions to lease fleet units	(14,120)	(5,100)	—	(19,220)
Proceeds from sale of lease fleet units	3,595	819	2	4,416
Additions to property, plant and equipment	(1,478)	(197)	—	(1,675)
Proceeds from sale of property, plant and equipment	4	—	—	4

Net cash (used in) provided by investing activities	(12,017)	(4,478)	2	(16,493)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(7,500)	7,038	24	(438)
Principal payments of notes payable	(339)	—	—	(339)
Principal payments on capital lease obligations	(5)	—	—	(5)
Issuance of common stock, net	519	—	—	519

Net cash (used in) provided by financing activities	(7,325)	7,038	24	(263)

Effect of exchange rate changes on cash	(532)	276	(198)	(454)

Net increase in cash	1,396	2,324	—	3,720
Cash at beginning of period	2,033	1,670	—	3,703

Cash at end of period	$3,429	$3,994	$—	$7,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2008 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in forward-looking statements.
The following discussion takes into account our acquisition of Mobile Storage Group, Inc. on June 27, 2008. Our operating results for the three months ended March 31, 2009 reflect the results of the acquired operations of Mobile Storage Group which are not included in the three months ended March 31, 2008.
Overview
General
We are the largest provider of portable storage solutions in North America and the United Kingdom, through a total lease fleet of approximately 270,000 portable storage and mobile office units at March 31, 2009. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and mobile offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell mobile office units. Our sales revenues represented 10.3% and 10.0% of total revenues for the three months ended March 31, 2008 and 2009, respectively.
On June 27, 2008, we acquired the outstanding shares of Mobile Storage Group through a merger of a wholly-owned subsidiary of Mobile Mini into Mobile Storage Group’s ultimate parent, MSG WC Holdings Corp. Immediately thereafter, each of MSG WC Holdings Corp. and two of its direct subsidiaries merged with and into Mobile Mini and Mobile Storage Group became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” throughout this report.
The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our condensed consolidated statements of income for the three months ended March 31, 2009 include certain expenses incurred related to integration of the business acquired in the Merger. See the Notes to Condensed Consolidated Financial Statements included herein for additional information regarding the Merger.
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
As a result of the Merger, we have been implementing our business model across the newly acquired MSG branches. While we have been able to realize significant cost reductions as a result of the combination of two companies, costs of implementing our business model at the branches we acquired offset some of the cost reductions.

The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 36% and 43% of our units on rent at December 31, 2008 and 2007, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S, the growth rate in this sector began to moderate and the level of our construction related business began to slow down and then decline. This decline continues to adversely affect our results of operations into 2009.
In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to maintain a stable growth rate.
We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as adjusted EBITDA.
Because EBITDA is a non-GAAP financial measure, as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the facility’s applicable interest rate in effect at any point in time. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:
•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinguishment expense — as defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under our facility and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended
	March 31,
	2008	2009
	(In thousands)
EBITDA	$29,460	$39,429
Interest paid	(3,278)	(16,129)
Income and franchise taxes paid	(102)	(144)
Share-based compensation expense	988	1,621
Gain on sale of lease fleet units	(1,491)	(2,845)
Loss on disposal of property, plant and equipment	29	25
Changes in certain assets and liabilities:
Receivables	2,633	11,727
Inventories	(503)	430
Deposits and prepaid expenses	543	330
Other assets and intangibles	(4,331)	(181)
Accounts payable and accrued liabilities	(3,018)	(13,663)

Net cash provided by operating activities	$20,930	$20,600

EBITDA is calculated as follows, without further adjustment, for the periods indicated:

	Three Months Ended
	March 31,
	2008	2009
	(In thousands except
	percentages)
Net income	$10,658	$8,466
Interest expense	6,145	15,241
Provision for income taxes	6,988	5,469
Depreciation and amortization	5,669	10,253

EBITDA	$29,460	$39,429

EBITDA margin(1)	37.5%	39.4%

EBITDA and EBITDA margin(1) excluding integration, merger and restructuring expenses in 2009:		$41,643

		41.6%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
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
In connection with the MSG acquisition, we also acquired non-core assets that were not part of our principal lease fleet. These assets include timber units which are older wood constructed mobile offices in the U.K. that are depreciated over 5 years to 10% of their assigned value. Other non-core units include portable toilets. Steel portable toilets are depreciated over 25 years to 62.5% of their residual value, wood timber portable toilets are depreciated over 5 years to 10% of their residual value and fiberglass portable toilets are depreciated over 3 years to 30% of their residual value.
The table below summarizes those transactions that effectively maintained the net value of our lease fleet at $1.1 billion from December 31, 2008 to March 31, 2009:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2008, net	$1,078,156	273,748
Purchases:
Container purchases and containers, including freight	68	41
Non-core units	75	35
Manufactured units:
Steel storage containers, combination storage/office combo units and steel security offices	118	6
Remanufacturing and customization (3):
Remanufacturing or customization of units purchased or acquired in the current year	8
Remanufacturing or customization of 98 units purchased in a prior year	1,817	55	(1)
Remanufacturing or customization of 1,485 units obtained through acquisition in a prior year	3,525	200	(2)
Other	(866)	(588	)(4)
Cost of sales from lease fleet	(5,712)	(3,579)
Effect of exchange rate changes	(789)
Depreciation	(6,471)

Lease fleet at March 31, 2009, net	$1,069,929	269,918

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot containers into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance, which is expensed as incurred.

(4)	Includes net units transferred in and out of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2009:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$616,088	214,283	79%
Mobile offices	521,651	42,989	16%
Van trailers	14,176	12,438	5%
Other, primarily chassis	2,548	208

	1,154,463
Accumulated depreciation	(84,534)

	$1,069,929	269,918	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of March 31, 2009, based on this orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $908.7 million, which equates to 84.9% of our lease fleet net book value of $1.1 billion at March 31, 2009.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.2%, and ranged from a low of 75.0% in 2008 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, historically with the low realized in the first quarter and the high realized in the fourth quarter.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009, Compared to
Three Months Ended March 31, 2008
Total revenues for the quarter ended March 31, 2009 increased by $21.6 million, or 27.5%, to $100.1 million from $78.5 million for the same period in 2008. The increase in total revenues is primarily due to the acquisition of MSG. Leasing revenues for the quarter increased by $19.5 million, or 27.8%, to $89.5 million from $70.0 million for the same period in 2008. The increase in leasing revenue growth is primarily due to the acquisition, but was offset in part by a reduction in business activity due to the economic recession and was negatively impacted by an 11.0% decrease in the average rental yield per unit, due to a higher proportion of portable storage units on rent than the higher priced mobile offices as compared to the year earlier period and a change in foreign exchange rates. Our sales of portable storage and office units for the three months ended March 31, 2009 increased by 24.2%, to $10.1 million from $8.1 million during the same period in 2008. As a percentage of total revenues, leasing revenues for the quarters ended March 31, 2009 and 2008 represented 89.4% and 89.2%, respectively. Our leasing business continues to be our primary focus and leasing revenues have become the predominant part of our revenue mix over the past several years.
Cost of sales are the costs related to our sales revenues only. Cost of sales was 68.3% and 69.6% of sales revenue for the quarters ended March 31, 2009 and 2008, respectively. Our gross margins remained relatively high, at 31.7% for the quarter ended March 31, 2009 and 30.4% for the same period in 2008.
Leasing, selling and general expenses increased $8.1 million, or 18.6%, to $51.6 million for the quarter ended March 31, 2009, from $43.5 million for the same period in 2008. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.5% for the quarter ended March 31, 2009, from 55.3% for the same period in 2008, primarily due to the increased revenue associated with the acquisition, and the comparatively lower cost structure resulting from our cost cutting measures in the current quarter. During the latter part of 2008, in an effort to reduce our cost structure, we began to operate in several cities with operational yards. These locations do not have all the overhead associated with a fully staffed branch. These cost savings were partially offset by increases in payroll and related expenses to support our combined leasing activities. In addition, we benefited from lower repair and maintenance expenses related to our lease fleet, lower fuel costs and third-party haulers as compared to the prior period.
Integration, merger and restructuring expenses for the quarter ended March 31, 2009 were $2.2 million and primarily represent costs for repositioning assets to their intended location and costs associated with further reducing our manufacturing operations. Other continuing costs related to the acquisition will be expensed as incurred, and will include compensation expense and yard costs associated with certain branch locations and any further repositioning of the lease fleet.
EBITDA increased $9.9 million, or 33.8%, to $39.4 million, as compared to $29.5 million for the same period in 2008 and EBITDA margins were 39.4% and 37.5% of total revenues for the quarters ended March 31, 2009 and 2008, respectively. EBITDA, excluding integration, merger and restructuring expenses, increased $12.2 million, or 41.4%, to $41.6 million compared to $29.5 million for the same period in 2008. EBITDA margins, excluding integration, merger and restructuring expenses were 41.6% and 37.5% of total revenues for the three months ended March 31, 2009 and 2008, respectively.
Depreciation and amortization expenses increased $4.6 million, or 80.9%, to $10.3 million in the quarter ended March 31, 2009, as compared to $5.7 million during the same period in 2008. The increase is primarily due to the acquisition, investment in additional technology and communication equipment and some growth in lease fleet and related delivery equipment acquired in 2008.
Interest expense increased $9.1 million to $15.2 million for the quarter ended March 31, 2009 as compared to $6.1 million for the same period in 2008. This increase is primarily due to the debt assumed in the acquisition. Our average borrowing rate increased slightly during the first quarter of 2009 from the prior year level, including the effect of the assumption of Mobile Storage’s $200.0 million of 9.75% Senior Notes. The weighted average interest rate on our debt for the three months ended March 31, 2009 was 6.2% compared to 6.1% for the three months ended March 31, 2008, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.7% in the 2009 quarter and 6.4% in the 2008 quarter.
Provision for income taxes was based on our annual effective tax rate of approximately 39.2% in the quarter ended March 31, 2009, as compared to 39.6% during the same period in 2008. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.

Net income for the three months ended March 31, 2009, was $8.5 million compared to net income of $10.7 million for the same period in 2008. Our 2009 first quarter net income results include integration, merger and restructuring expenses of $2.2 million (approximately $1.4 million after tax).
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008, we were cash flow positive (after capital expenditures but excluding acquisitions) for the first time in our operating history. This continued for the first quarter of 2009.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our offering of Senior Notes in May 2007 and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and a result of seasonal weather in some of our markets. During 2008 and the three months ending March 31, 2009, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. We currently expect this trend to continue in 2009. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. In connection with the Merger, we expanded our revolving credit facility to $900.0 million and included the combined assets of both Mobile Mini and Mobile Storage Group as security for our obligations under the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2009, we had approximately $530.0 million of borrowings outstanding and $342.7 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with all the covenants under the terms of the Credit Agreement as of March 31, 2009.
Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at the our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans will initially bear interest at LIBOR plus 2.5% and base rate loans will initially bear interest at the Agent bank’s prime rate plus 1.0%. Beginning after the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Agreement, at the measurement date.
The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited, based upon a U.K. borrowing base and additionally supported by the U.S. and Canada borrowing base, if necessary. For U.S. borrowings, which are denominated in Dollars, by Mobile Mini, the borrowing base is based upon a U.S. and Canada borrowing base.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the our eligible accounts receivable, eligible container fleet, eligible inventory (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit.
Operating Activities. Our operations provided net cash flow of $20.6 million for the three months ended March 31, 2009, compared to $20.9 million during the same period in 2008. The $0.3 million decrease in cash generated by operations primarily resulted from decreases of cash used in accounts payable of $2.1 million and accrued liabilities of $13.5 million offset by increases in cash provided by changes in receivables of $8.6 million, inventories of $0.9 million and assets and intangibles of $4.2 million, all compared to the same period in the prior year.
Investing Activities. Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2009, compared to a use of cash of $16.5 million for the same period in 2008. Capital expenditures for our lease fleet were $5.2 million and proceeds from sale of lease fleet units were $8.5 million for the three months ended March 31, 2009, compared to net expenditures of $14.8 million for the same period in 2008. Our capital expenditures for our lease fleet decreased approximately 73.2% in the first quarter of 2009 compared to the same quarter in 2008, as we required fewer units due to the economic slow down. Proceeds from sale of lease fleet units nearly doubled compared to the same period in 2008. At the end of 2008, we restructured our manufacturing operations to right-size our manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. As a result of the acquisition and the current economic conditions, we anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $1.9 million for the three months ended March 31, 2009 compared to the $1.7 million for the same period in 2008. The majority of the 2009 expenditures were for technology and communication improvements for our telephone and computer systems and for new delivery equipment (trucks, trailers and forklifts). The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $25.2 million during the three months ended March 31, 2009, as compared to $0.3 million for the same period in 2008. During the three months ended March 31, 2009, we decreased borrowings under our revolving credit facility by $24.5 million.
At March 31, 2009, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133, which resulted in a comprehensive income for the three months ended March 31, 2009, of $74,000, net of applicable income taxes of $46,000.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $350.0 million of Senior Notes, together with other, primarily unsecured notes payable obligations, and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 11 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At March 31, 2009, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.2 million in letters of credit.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently, as a result of the Merger, have commitments for $5.1 million in capital lease obligations at March 31, 2009.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, some of which require significant judgment.
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
Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage and mobile office units are recognized on a straight-line basis. Delivery and hauling revenues and expenses from our portable storage and mobile office units are recognized when these services are earned, in accordance with SAB No. 104. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.
Share-Based Compensation. Prior to 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. For stock options and nonvested share awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $1.9 million of total unrecognized compensation costs related to stock options at March 31, 2009 that are expected to be recognized over a weighted-average period of 1.0 years and $20.6 million of total unrecognized compensation costs related to nonvested share awards at March 31, 2009 that are expected to be recognized over a weighted-average period of 3.6 years. See Note G to the Consolidated Financial Statements for a further discussion on share-based compensation.
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
If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2008	2009
	(In thousands except per
	share data)
As Reported:
Net income	$10,658	$8,466
Diluted earnings per share	$0.31	$0.20

As adjusted for change in estimates:
Net income	$10,572	$8,302
Diluted earnings per share	$0.31	$0.19
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
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At March 31, 2009 there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2008, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. We determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus we performed step two of the impairment test for these two reporting units.
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

		Useful	Three Months Ended
	Salvage	Life in	March 31,
	Value	Years	2008	2009
	(In thousands except per share data
As Reported:	62.5%	25
Net income			$10,658	$8,466
Diluted earnings per share			$0.31	$0.20
As adjusted for change in estimates:	70%	20
Net income			$10,658	$8,466
Diluted earnings per share			$0.31	$0.20
As adjusted for change in estimates:	50%	20
Net income			$9,664	$7,070
Diluted earnings per share			$0.28	$0.16
As adjusted for change in estimates:	40%	40
Net income			$10,658	$8,466
Diluted earnings per share			$0.31	$0.20
As adjusted for change in estimates:	30%	25
Net income			$9,366	$6,651
Diluted earnings per share			$0.27	$0.15
As adjusted for change in estimates:	25%	25
Net income			$11,372	$6,372
Diluted earnings per share			$0.27	$0.15
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
Purchase Accounting. We account for acquisitions, under the purchase method as required by SFAS No. 141(R). In accordance with the purchase method of accounting, the price paid by us, including the value of the redeemable convertible preferred stock, was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired and the fair value of the convertible redeemable participating preferred stock issued at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be subject to annual impairment testing.
The estimated fair values of assets acquired, liabilities assumed and convertible redeemable participating preferred stock issued were based on internal estimates and are subject to change. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities acquired was recorded as goodwill.
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
There have been no other significant changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also provides that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). FSP FAS 141(R)- 1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities rising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009 and will apply both prospectively to future business combinations. The impact of the adoption of SFAS No. 141(R) (and FSP FAS 141(R)-1) will depend on the nature of future acquisitions completed by the Company.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009. As there are no noncontrolling interests in any of the Company’s consolidated subsidiaries; the adoption of SFAS No. 160 did have an impact on the Company’s results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 with no effect on the Company’s results of operations or financial condition.
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company adopted EITF No. 08-7 on January 1, 2009. EITF No. 08-7 could have a material effect on the Company’s results of operations or financial position in future periods.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 107-1 and APB 28-1 for the interim period ending March 31, 2009.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements buy the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, synergies and other expected results relating to our acquisition of Mobile Storage Group, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, including an economic slowdown in certain geographic regions where we operate in those countries.

•	our ability to manage our planned growth, both internally and at new branches

•	our European operations may divert our resources from other aspects of our business

•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in manufacturing storage units, including steel

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	currency exchange and interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended December 31, 2008, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing and this filing under the heading “Risk Factors”. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http:/www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2009, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200.0 million. For the three months ended March 31, 2009, in accordance with SFAS No. 133, comprehensive income included $74,000, net of applicable income taxes of $46,000, related to the fair value of our interest rate swap agreements.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008 which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q. This Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed.
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

MOBILE MINI, INC.
Date: May 8, 2009	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer & Executive Vice President