Form 10-Q
period 2009-06-30
MOBILE MINI INC
filed 2009-08-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐     No ☑
     At July 31, 2009, there were outstanding 35,470,957 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2008	June 30, 2009
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$3,184	$3,871
Receivables, net of allowance for doubtful accounts of $7,193 and $5,681 at December 31, 2008 and June 30, 2009, respectively	61,424	44,864
Inventories	26,577	24,327
Lease fleet, net	1,078,156	1,069,758
Property, plant and equipment, net	88,509	85,893
Deposits and prepaid expenses	13,287	10,951
Other assets and intangibles, net	35,063	31,038
Goodwill	492,657	515,558

Total assets	$1,798,857	$1,786,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$21,433	$16,686
Accrued liabilities	86,214	71,899
Lines of credit	554,532	521,672
Notes payable	1,380	673
Obligations under capital leases	5,497	4,783
Senior notes, net	345,797	346,163
Deferred income taxes	134,786	145,233

Total liabilities	1,149,639	1,107,109

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and outstanding at December 31, 2008 and June 30, 2009, respectively, stated at liquidity preference values	153,990	153,990

Stockholders’ equity:
Common stock $.01 par value: 95,000 shares authorized, 37,489 issued and 35,314 outstanding at December 31, 2008 and 37,646 issued and 35,471 outstanding at June 30, 2009, respectively	375	376
Additional paid-in capital	328,696	332,459
Retained earnings	242,935	256,629
Accumulated other comprehensive loss	(37,478)	(25,003)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	495,228	525,161

Total liabilities and stockholders’ equity	$1,798,857	$1,786,260

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended June 30,
	2008	2009
Revenues:
Leasing	$72,849	$84,397
Sales	7,825	9,858
Other	411	669

Total revenues	81,085	94,924

Costs and expenses:
Cost of sales	5,358	6,620
Leasing, selling and general expenses	43,796	49,075
Integration, merger and restructuring expenses	11,609	5,629
Depreciation and amortization	5,747	10,434

Total costs and expenses	66,510	71,758

Income from operations	14,575	23,166
Other income (expense):
Interest income	29	3
Interest expense	(6,419)	(14,966)
Foreign currency exchange gain	3	8

Income before provision for income taxes	8,188	8,211
Provision for income taxes	3,327	2,984

Net income	4,861	5,227
Earnings allocable to preferred stock	(40)	(1,041)

Net income available to common stockholders	$4,821	$4,186

Earnings per share:
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

Weighted average number of common and common share equivalents outstanding:
Basic	34,115	34,390

Diluted	34,969	43,111

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Six Months Ended June 30,
	2008	2009
Revenues:
Leasing	$142,885	$173,913
Sales	15,923	19,918
Other	818	1,257

Total revenues	159,626	195,088

Costs and expenses:
Cost of sales	10,991	13,489
Leasing, selling and general expenses	87,266	100,647
Integration, merger and restructuring expenses	11,609	7,843
Depreciation and amortization	11,416	20,687

Total costs and expenses	121,282	142,666

Income from operations	38,344	52,422
Other income (expense):
Interest income	62	6
Interest expense	(12,564)	(30,207)
Foreign currency exchange loss	(8)	(75)

Income before provision for income taxes	25,834	22,146
Provision for income taxes	10,315	8,453

Net income	15,519	13,693
Earnings allocable to preferred stock	(40)	(2,729)

Net income available to common stockholders	$15,479	$10,964

Earnings per share:
Basic	$0.45	$0.32

Diluted	$0.45	$0.32

Weighted average number of common and common share equivalents outstanding:
Basic	34,100	34,367

Diluted	34,655	43,047

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows From Operating Activities:
Net income	$15,519	$13,693
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	750	1,463
Amortization of deferred financing costs	669	2,594
Share-based compensation expense	2,364	3,281
Depreciation and amortization	11,416	20,687
Gain on sale of lease fleet units	(3,094)	(5,779)
Loss on disposal of property, plant and equipment	29	36
Deferred income taxes	10,237	7,824
Foreign currency transaction loss	8	75
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,014)	16,100
Inventories	(3,570)	1,639
Deposits and prepaid expenses	900	2,435
Other assets and intangibles	99	(441)
Accounts payable	(3,714)	(3,871)
Accrued liabilities	12,942	(12,900)

Net cash provided by operating activities	41,541	46,836

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(21,273)	—
Additions to lease fleet, excluding acquisitions	(34,613)	(10,879)
Proceeds from sale of lease fleet units	9,057	16,929
Additions to property, plant and equipment	(4,842)	(4,774)
Proceeds from sale of property, plant and equipment	59	243
Other	—	112

Net cash (used in) provided by investing activities	(51,612)	1,631

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	140,763	(32,861)
Deferred financing costs	(14,555)	—
Principal payments on notes payable	(113,101)	(715)
Principal payments on capital lease obligations	(7)	(714)
Issuance of common stock, net	1,053	274

Net cash provided by (used in) financing activities	14,153	(34,016)

Effect of exchange rate changes on cash	(240)	(13,764)

Net increase in cash	3,842	687
Cash at beginning of period	3,703	3,184

Cash at end of period	$7,545	$3,871

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in fair value charged (credited) to equity	$208	$(1,246)

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
The local currency of the Company’s foreign operations is converted to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented and the Company is subject to foreign exchange rate fluctuations in connection with the Company’s European and Canadian operations.
The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008, consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2009.
Mobile Mini has evaluated subsequent events through the day preceding the date (August 10, 2009) it filed its report on Form 10-Q with the SEC for the quarter ended June 30, 2009.
NOTE B — Acquisition of Mobile Storage Group
On June 27, 2008, the Company acquired Mobile Storage Group, Inc. (MSG) and its subsidiaries (the Merger). The discussion of the Company’s business, financial condition and results of operations includes the results of the combined operations with MSG since June 27, 2008.
The fair value of the assets acquired and liabilities assumed have been adjusted in 2009 as follows in thousands:

Receivables	$(619)
Inventories	(184)
Lease fleet, net	(13,100)
Property, plant and equipment, net	(2,388)
Deposits, prepaid expenses and other assets	(65)
Liabilities	1,590

$(14,766)

NOTE C — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also provides that acquisition costs will

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities rising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009 and will apply both prospectively to future business combinations. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of future acquisitions completed by the Company.
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
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company adopted EITF No. 08-7 on January 1, 2009. EITF No. 08-7 could have a material effect on the Company’s results of operations or financial position for future periods but its effects will depend on the nature of future acquisitions completed by the Company.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009, and its adoption did not have an impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the interim period ended June 30, 2009, and its adoption did not have an impact on the Company’s condensed consolidated financial statements.

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
Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted
		Prices in
		Active Markets for	Significant	Significant
		Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
June 30, 2009:
Interest rate swap agreements	$(9,493)	$—	$(9,493)	$—	(1)

December 31, 2008:
Interest rate swap agreements	$(11,532)	$—	$(11,532)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counter party credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At June 30, 2009, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet.
NOTE E — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and credit facility debt at December 31, 2008 and June 30, 2009, approximated their respective book values. The fair value of the Company’s Senior Notes at December 31, 2008 ($345.8 million principal amount outstanding) and June 30, 2009 ($346.2 million principal amount outstanding), was approximately $244.0 million and $316.4 million, respectively. The determination for fair value is based on the latest sales price at the end of each period obtained from a third-party institution.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Note F — Earnings Per Share
As a result of issuing the Preferred Stock, which participates in distributions of earnings on the same basis as shares of common stock, the Company has applied the provisions of EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF No. 03-6). This issue established standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF No. 03-6 requires earnings for the period to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. EITF No. 03-6 does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, and incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock using the treasury stock method.
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three month and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$4,861	$5,227	$15,519	$13,693
Less: Earnings allocable to preferred stock	(40)	(1,041)	(40)	(2,729)

Net income available to common stockholders	$4,821	$4,186	$15,479	$10,964

Basic EPS Denominator:
Common stock outstanding beginning of period	34,091	34,371	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	24	19	59	43

Denominator for basic net income per share	34,115	34,390	34,100	34,367

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,091	34,371	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	24	19	59	43
Dilutive effect of employee stock options and nonvested share-awards assumed converted during the period ended June 30,	572	165	414	124
Dilutive effect of convertible preferred stock assumed converted during the period ended June 30	282	8,556	141	8,556

Denominator for diluted net income per share	34,969	43,111	34,655	43,047

Basic net income per share	$0.14	$0.12	$0.45	$0.32

Diluted net income per share	$0.14	$0.12	$0.45	$0.32

For the three months ended June 30, 2008 and 2009, employee stock options to purchase 507,330 and 1,394,700 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2008 and 2009, employee stock options to purchase 564,400 and 1,429,700 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of June 30, 2008 and 2009 does not include 683,182 and 1,035,191, respectively, of share-awards

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
because the awards had not then vested. For the three months ended June 30, 2008 and 2009, 45,663 and 340,628, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2008 and 2009, 320,312 and 475,104, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.
NOTE G — Share-Based Compensation
At June 30, 2009, the Company had three active share-based employee compensation plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and, historically, options are granted with vesting over a 4.5 year period.
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
Starting in December 2006, the Company awarded nonvested share-awards to certain executive officers with vesting subject to a performance condition. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the subsequent four years. The 2009 target was established by the Company’s Board of Directors on January 20, 2009, at which point the value of each nonvested share-award was $12.31. The Company is required to assess the probability that the performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. For performance based awards granted in 2006, 2007 and 2009, the accelerated attribution method has been used to recognize the expense.
In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares with an aggregate fair value of $3.2 million. These awards vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of June 30, 2009, the total amount of unrecognized compensation cost related to share-awards was approximately $18.6 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.
The total value of the stock option awards is expensed over the related employee’s service period on a straight-line basis. As of June 30, 2009, total unrecognized compensation cost related to stock option grants was approximately $1.5 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
The following table summarizes the share-based compensation expense and capitalized amounts for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands)
Gross share-based compensation	$1,602	$1,725	$2,848	$3,476
Capitalized share-based compensation	(226)	(65)	(484)	(195)

Share-based compensation expense	$1,376	$1,660	$2,364	$3,281

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2009 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2008	1,750	$17.45
Exercised	(28)	$9.88
Canceled/expired	(82)	$25.66

Balance at June 30, 2009	1,640	$17.20

The intrinsic value of options exercised during the six months ended June 30, 2009 was approximately $102,000.
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2009 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2008	990	$18.03
Awarded	202	11.93
Released	(83)	21.59
Forfeited	(74)	19.55

Nonvested at June 30, 2009	1,035	$16.71

A summary of fully-vested stock options and stock options expected to vest, as June 30, 2009, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,640	$17.20	4.4	$1,784
Vested and expected to vest	1,575	$16.82	4.3	$1,784
Exercisable	1,534	$16.54	4.2	$1,784
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.
No stock options were granted during the six months ended June 30, 2009.
NOTE H — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to the manufacturing, remanufacturing and maintenance of portable storage units and office units, primarily for the Company’s lease fleet and the Company’s units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and refurbishing processes. Work-in-process primarily represents partially built units being completed at the Maricopa facility that primarily will be added to the Company’s lease fleet upon completion or sold. Finished portable storage units primarily represents ISO (the International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units into the Company’s lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, refurbished and sold, or remanufactured and moved into the Company’s lease fleet. Units that the Company adds to its lease fleet undergo an extensive remanufacturing process that includes installing the Company’s proprietary locking system, signage, painting and sometimes adding the Company’s proprietary security doors.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	December 31, 2008	June 30, 2009
	(In thousands)
Raw material and supplies	$16,991	$17,244
Work-in-process	1,611	709
Finished portable storage units	7,975	6,374

	$26,577	$24,327

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
The Company files U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. Our tax year for 2005 is subject to tax examination by the U. S. Internal Revenue Service (IRS) through September 15, 2009. The IRS has concluded the audit of our consolidated U.S. Federal return for 2006 and 2007. There were no adjustments which resulted in a material change to the Company’s financial position. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
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

	December 31, 2008	June 30, 2009
	(In thousands)
Land	$10,978	$11,190
Vehicles and equipment	78,592	79,755
Buildings and improvements	13,868	14,192
Office fixtures and equipment	20,948	23,038

	124,386	128,175
Less accumulated depreciation	(35,877)	(42,282)

Total property, plant and equipment	$88,509	$85,893

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
NOTE K — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of remanufactured and differentiated steel portable storage containers and manufactured mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the Company’s units’ estimated useful life, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In 2009, some of the steel units in the Company’s lease fleet were older than the 25 year originally assigned useful life. In April 2009, the Company evaluated its depreciation policy on steel units and changed their estimated useful life to 30 years with an estimated residual value of 55%, which effectively results in continual depreciation on these units at the same annual rate of book value as the Company’s previous depreciation policy of 25 year life and 62.5% residual value. This change had an immaterial impact on the consolidated financial statements at the date of the change in estimate.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2008 and June 30, 2009, the lease fleet totaled $1.2 billion before accumulated depreciation of $79.6 and $90.1 million, respectively.
Lease fleet consists of the following at:

	December 31, 2008	June 30, 2009
	(In thousands)
Steel storage containers	$616,750	$619,261
Offices	523,242	530,510
Van trailers	15,610	7,283
Other	2,161	2,793

	1,157,763	1,159,847
Accumulated depreciation	(79,607)	(90,089)

	$1,078,156	$1,069,758

NOTE L — Derivatives
In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.
The Company’s primary interest rate exposure results in changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swap agreements, which convert its floating rate debt to a fixed-rate and which it designates as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements.
The Company had interest rate swap agreements totaling $200.0 million at June 30, 2009. The fixed interest rate on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments.

Derivatives in Statement 133 Fair Value		Fair Value
Hedging Relationships	Balance Sheet Location	(in thousands)

December 31, 2008:
Interest rate swap agreements	Accrued liabilities	$(11,532)

June 30, 2009:
Interest rate swap agreements	Accrued liabilities	$(9,493)

Amount of Gain or
(Loss) Recognized
in OCI on
Derivatives in Statement 133 Fair Value	Derivative
Hedging Relationships	(In thousands)

Three months ended June 30, 2008:
Interest rate swap agreements, (net of applicable income taxes of $0.8 million)	$1,278

Three months ended June 30, 2009:
Interest rate swap agreements, (net of applicable income taxes of $0.7 million)	$1,172

Six months ended June 30, 2008:
Interest rate swap agreements, (net of income tax benefit of $130,000)	$(208)

Six months ended June 30, 2009:
Interest rate swap agreements, (net of applicable income taxes of $0.8 million)	$1,246
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
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)
	2008	2009	2008	2009
North America	$73,615	$80,225	$145,429	$165,656
United Kingdom	5,670	13,821	10,834	27,691
The Netherlands	1,800	878	3,363	1,741

Total revenues	$81,085	$94,924	$159,626	$195,088

Long-lived assets:

	December 31, 2008	June 30, 2009
	(In thousands)
North America	$1,041,540	$1,015,225
United Kingdom	120,914	136,138
The Netherlands	4,211	4,288

Total long-lived assets	$1,166,665	$1,155,651

NOTE N — Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands)
Net income	$4,861	$5,227	$15,519	$13,693
Net unrealized holding gain (loss) on derivatives	1,278	1,172	(208)	1,246
Foreign currency translation adjustment	817	13,247	783	11,229

Total comprehensive income	$6,956	$19,646	$16,094	$26,168

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2008	June 30, 2009
	(In thousands)
Accumulated net unrealized holding gain on derivatives	$(7,068)	$(5,822)
Foreign currency translation adjustment	(30,410)	(19,181)

Total accumulated other comprehensive loss	$(37,478)	$(25,003)

NOTE O — Integration, Merger and Restructuring Expenses
In connection with the Merger, the Company incurred costs to exit overlapping Mobile Storage Group leased properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, resolve outstanding obligations, costs for asset verification and for damaged assets.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
In addition, as a result of the Merger and the economic environment, the Company leveraged the combined fleet and restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down to certain assets previously used in conjunction with the manufacturing operations and inventories.
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheet) and related activity for the period ended June 30, 2009:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2008	$2,009	$8,411	$1,143	$11,563
Integration, merger and restructuring expenses	3,229	26	4,588	7,843
Cash paid	(4,250)	(1,586)	(5,714)	(11,550)

Accrued obligations as of June 30, 2009	$988	$6,851	$17	$7,856

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the three months and six months ended
June 30, 2009:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
	(In thousands)
Severance and benefits	$2,423	$3,229
Lease abandonment costs	26	26
Acquisition integration	3,180	4,588

Integration, merger and restructuring expenses	$5,629	$7,843

NOTE P — Supplemental Pro Forma Information
The following table summarizes Mobile Mini’s unaudited condensed consolidated statements of income as if the acquisition of MSG WC Holdings Corp., the ultimate parent company of Mobile Storage Group, occurred on January 1, 2008:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
	(In thousands)
Total revenue	$140,748	$279,504
Net income	$6,357	$18,140
Diluted earnings per share	$0.15	$0.42
The above tables, for the periods presented, include integration, merger and restructuring expenses of $11.6 million.
The unaudited pro forma financial information is presented for informational purposes only and is not indicative, and should not be relied upon as being indicative of the results of operations that would have been achieved if the acquisition had actually taken place at the beginning of each of the periods presented.

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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,764	$1,107	$—	$3,871
Receivables, net	31,741	13,123	—	44,864
Inventories	21,765	2,611	(49)	24,327
Lease fleet, net	948,066	121,692	—	1,069,758
Property, plant and equipment, net	67,159	18,734	—	85,893
Deposits and prepaid expenses	9,458	1,493	—	10,951
Other assets and intangibles, net	24,463	6,575	—	31,038
Goodwill	447,061	68,497	—	515,558
Intercompany	131,909	36,519	(168,428)	—

Total assets	$1,684,386	$270,351	$(168,477)	$1,786,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$9,229	$7,457	$—	$16,686
Accrued liabilities	68,430	3,469	—	71,899
Lines of credit	402,186	119,486	—	521,672
Notes payable	616	57	—	673
Obligations under capital leases	4,782	1	—	4,783
Senior notes, net	346,163	—	—	346,163
Deferred income taxes	134,223	11,525	(515)	145,233
Intercompany	23	31,606	(31,629)	—

Total liabilities	965,652	173,601	(32,144)	1,107,109

Commitments and contingencies

Convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	376	18,433	(18,433)	376
Additional paid-in capital	332,459	119,165	(119,165)	332,459
Retained earnings	277,485	(22,121)	1,265	256,629
Accumulated other comprehensive loss	(6,276)	(18,727)	—	(25,003)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	564,744	96,750	(136,333)	525,161

Total liabilities and stockholders’ equity	$1,684,386	$270,351	$(168,477)	$1,786,260

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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$72,008	$12,389	$—	$84,397
Sales	7,786	2,072	—	9,858
Other	431	238	—	669

Total revenues	80,225	14,699	—	94,924

Costs and expenses:
Cost of sales	4,922	1,698	—	6,620
Leasing, selling and general expenses	39,301	9,774	—	49,075
Integration, merger and restructuring expenses	5,316	313	—	5,629
Depreciation and amortization	8,515	1,919	—	10,434

Total costs and expenses	58,054	13,704	—	71,758

Income from operations	22,171	995	—	23,166
Other income (expense):
Interest income	448	3	(448)	3
Interest expense	(13,960)	(1,454)	448	(14,966)
Foreign currency exchange	—	8	—	8

Income (loss) before provision for (benefit from) income taxes	8,659	(448)	—	8,211
Provision for (benefit from) income taxes	3,343	(326)	(33)	2,984

Net income (loss)	$5,316	$(122)	$33	$5,227

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$67,731	$5,118	$—	$72,849
Sales	5,612	2,224	(11)	7,825
Other	272	139	—	411

Total revenues	73,615	7,481	(11)	81,085

Costs and expenses:
Cost of sales	3,524	1,842	(8)	5,358
Leasing, selling and general expenses	38,384	5,412	—	43,796
Integration and merger expenses	11,293	316	—	11,609
Depreciation and amortization	5,139	608	—	5,747

Total costs and expenses	58,340	8,178	(8)	66,510

Income (loss) from operations	15,275	(697)	(3)	14,575
Other income (expense):
Interest income	348	25	(344)	29
Interest expense	(5,679)	(1,084)	344	(6,419)
Foreign currency exchange	—	3	—	3

Income (loss) before provision for (benefit from) income taxes	9,944	(1,753)	(3)	8,188
Provision for (benefit from) income taxes	3,808	(447)	(34)	3,327

Net income (loss)	$6,136	$(1,306)	$31	$4,861

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$148,637	$25,276	$—	$173,913
Sales	16,121	3,797	—	19,918
Other	898	359	—	1,257

Total revenues	165,656	29,432	—	195,088

Costs and expenses:
Cost of sales	10,399	3,090	—	13,489
Leasing, selling and general expenses	80,909	19,738	—	100,647
Integration, merger and restructuring expenses	7,495	348	—	7,843
Depreciation and amortization	16,880	3,807	—	20,687

Total costs and expenses	115,683	26,983	—	142,666

Income (loss) from operations	49,973	2,449	—	52,422
Other income (expense):
Interest income	862	5	(861)	6
Interest expense	(28,018)	(3,050)	861	(30,207)
Foreign currency exchange	—	(75)	—	(75)

Income (loss) before provision for (benefit from) income taxes	22,817	(671)	—	22,146
Provision for (benefit from) income taxes	8,830	(296)	(81)	8,453

Net income (loss)	$13,987	$(375)	$81	$13,693

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$133,073	$9,812	$—	$142,885
Sales	11,822	4,120	(19)	15,923
Other	534	284	—	818

Total revenues	145,429	14,216	(19)	159,626

Costs and expenses:
Cost of sales	7,610	3,396	(15)	10,991
Leasing, selling and general expenses	76,977	10,289	—	87,266
Integration and merger expenses	11,293	316	—	11,609
Depreciation and amortization	10,214	1,202	—	11,416

Total costs and expenses	106,094	15,203	(15)	121,282

Income (loss) from operations	39,335	(987)	(4)	38,344
Other income (expense):
Interest income	678	46	(662)	62
Interest expense	(11,158)	(2,069)	663	(12,564)
Foreign currency exchange	—	(8)	—	(8)

Income (loss) before provision for (benefit from) income taxes	28,855	(3,018)	(3)	25,834
Provision for (benefit from) income taxes	11,136	(754)	(67)	10,315

Net income (loss)	$17,719	$(2,264)	$64	$15,519

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$13,987	$(375)	$81	$13,693
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,382	81	—	1,463
Amortization of deferred financing costs	2,594	—	—	2,594
Share-based compensation expense	2,953	328	—	3,281
Depreciation and amortization	16,880	3,807	—	20,687
Gain on sale of lease fleet units	(5,401)	(378)	—	(5,779)
Loss on disposal of property, plant and equipment	32	4	—	36
Deferred income taxes	8,242	(264)	(154)	7,824
Foreign currency exchange loss	—	75	—	75
Changes in certain assets and liabilities:
Receivables	11,721	4,379	—	16,100
Inventories	1,044	595	—	1,639
Deposits and prepaid expenses	2,662	(227)	—	2,435
Other assets and intangibles	(441)	—	—	(441)
Accounts payable	(1,224)	(2,647)	—	(3,871)
Accrued liabilities	(10,753)	(2,147)	—	(12,900)
Intercompany	(878)	380	498	—

Net cash provided by operating activities	42,800	3,611	425	48,836

Cash Flows From Investing Activities:
Additions to lease fleet units	(6,804)	(4,075)	—	(10,879)
Proceeds from sale of lease fleet units	14,890	2,029	10	16,929
Additions to property, plant and equipment	(3,007)	(1,767)	—	(4,774)
Proceeds from sale of property, plant and equipment	151	92	—	243
Other	112	—	—	112

Net cash provided by (used in) investing activities	5,342	(3,721)	10	1,631

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(47,867)	252	14,754	(32,861)
Principal payments on notes payable	(690)	(25)	—	(715)
Principal payments on capital lease obligations	(714)	—	—	(714)
Issuance of common stock, net	274	—	—	274
Intercompany	588	(616)	28	—

Net cash (used in) provided by financing activities	(48,409)	(389)	14,782	(34,016)

Effect of exchange rate changes on cash	823	630	(15,217)	(13,764)

Net increase in cash	556	131	—	687
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$2,764	$1,107	$—	$3,871

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$17,719	$(2,264)	$64	$15,519
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	573	177	—	750
Amortization of deferred financing costs	669	—	—	669
Share-based compensation expense	2,095	269	—	2,364
Depreciation and amortization	10,214	1,202	—	11,416
Gain on sale of lease fleet units	(2,750)	(344)	—	(3,094)
Loss on disposal of property, plant and equipment	29	—	—	29
Other income	(662)	—	662	—
Deferred income taxes	11,057	(753)	(67)	10,237
Foreign currency exchange loss	—	8	—	8
Changes in certain assets and liabilities:
Receivables	(3,151)	137	—	(3,014)
Inventories	(4,519)	949	—	(3,570)
Deposits and prepaid expenses	1,337	(437)	—	900
Other assets and intangibles	100	(1)	—	99
Accounts payable	(3,715)	1	—	(3,714)
Accrued liabilities	12,726	216	—	12,942
Intercompany	31	457	(488)	—

Net cash provided by (used in) operating activities	41,753	(383)	171	41,541

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(24,485)	3,212	—	(21,273)
Additions to lease fleet units	(24,375)	(10,238)	—	(34,613)
Proceeds from sale of lease fleet units	7,299	1,759	(1)	9,057
Additions to property, plant and equipment	(3,768)	(1,074)	—	(4,842)
Proceeds from sale of property, plant and equipment	59	—	—	59

Net cash used in investing activities	(45,270)	(6,341)	(1)	(51,612)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	130,860	9,934	(31)	140,763
Deferred financing costs	(14,555)	—	—	(14,555)
Principal payments on notes payable	(113,101)	—	—	(113,101)
Principal payments on capital lease obligations	(6)	(1)	—	(7)
Issuance of common stock, net	1,053	—	—	1,053

Net cash provided (used in) by financing activities	4,251	9,933	(31)	14,153

Effect of exchange rate changes on cash	(377)	276	(139)	(240)

Net increase in cash	357	3,485	—	3,842
Cash at beginning of period	2,033	1,670	—	3,703

Cash at end of period	$2,390	$5,155	$—	$7,545

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
The following discussion takes into account our merger transaction with Mobile Storage Group, Inc. on June 27, 2008. Our operating results for the reporting periods ended June 30, 2009 reflect the results of the acquired operations of Mobile Storage Group, whereas our operating results for the reporting periods ended June 30, 2008, reflect the results of the acquired operations of Mobile Storage Group since June 27, 2008 and include certain estimated expenses related to the integration and merger in connection with the acquisition.
Overview
General
We are the largest provider of portable storage solutions in North America and the United Kingdom, through a total lease fleet of approximately 264,000 portable storage and mobile office units at June 30, 2009. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and mobile offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell mobile office units. Our sales revenues represented 10.0% and 10.2% of total revenues for the six months ended June 30, 2008 and 2009, respectively.
On June 27, 2008, we acquired the outstanding shares of Mobile Storage Group through a merger of a wholly-owned subsidiary of Mobile Mini into Mobile Storage Group’s ultimate parent, MSG WC Holdings Corp. Immediately thereafter, each of MSG WC Holdings Corp. and two of its direct subsidiaries merged with and into Mobile Mini and Mobile Storage Group became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” or “the acquisition” throughout this report.
The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our condensed consolidated statements of income for the periods ended June 30, 2008 and 2009 include certain expenses incurred related to integration of the business acquired in the Merger. See the Notes to Condensed Consolidated Financial Statements included herein for additional information regarding the Merger.
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

The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 36% and 43% of our units on rent at December 31, 2008 and 2007, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S, this sector began to moderate and then decline and the level of our construction related business began to slow down and then decline. This decline continues to adversely affect our results of operations into 2009.
In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to maintain a stable growth rate.
We are a capital-intensive business, more historically than we currently are, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and this measure provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to ignore the effect of what we consider non-recurring events not related to our core business operations.
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
We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the facility’s applicable interest rate in effect at any point in time. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:
•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Debt restructuring or extinguishment expense — as historically defined in our revolving credit facility, debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under our facility and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands)
EBITDA	$20,354	$33,611	$49,814	$73,040
Interest paid	(3,712)	(11,573)	(6,990)	(27,702)
Income and franchise taxes paid	(327)	(728)	(429)	(872)
Share-based compensation expense	1,376	1,660	2,364	3,281
Gain on sale of lease fleet units	(1,603)	(2,934)	(3,094)	(5,779)
Loss on disposal of property, plant and equipment	—	11	29	36
Changes in certain assets and liabilities, net of effects of businesses acquired:
Receivables	(4,898)	5,836	(2,264)	17,563
Inventories	(3,067)	1,209	(3,570)	1,639
Deposits and prepaid expenses	357	2,105	900	2,435
Other assets and intangibles	4,430	(260)	99	(441)
Accounts payable and accrued liabilities	7,701	(2,701)	4,682	(16,364)

Net cash provided by operating activities	$20,611	$26,236	$41,541	$46,836

EBITDA is calculated as follows, without further adjustment, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands except percentages)
Net income	$4,861	$5,227	$15,519	$13,693
Interest expense	6,419	14,966	12,564	30,207
Provision for income taxes	3,327	2,984	10,315	8,453
Depreciation and amortization	5,747	10,434	11,416	20,687

EBITDA	$20,354	$33,611	$49,814	$73,040

EBITDA margin(1)	25.1%	35.4%	31.2%	37.4%

EBITDA and EBITDA margin(1) excluding integration, merger and restructuring expenses:	$31,963	$39,240	$61,423	$80,883

	39.4%	41.3%	38.5%	41.5%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
In managing our business, we routinely compare our EBITDA margins from year to year and based upon size of branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our high operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis.

Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Our repairs on wood offices require more maintenance cost than our portable storage units and have become a larger part of our lease fleet repair and maintenance expense over the past several years. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 4.3% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method over our units’ estimated useful life of 30 years after the date the unit is placed in service, with an estimated residual value of 55%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over seven years to a 20% residual value.
In connection with the MSG acquisition, we also acquired non-core assets that were not part of our principal lease fleet. These assets include timber units which are older wood constructed mobile offices in the U.K. that are depreciated over 5 years to 10% of their assigned value. Other non-core units include portable toilets. Steel portable toilets are depreciated over 30 years to 55% of their residual value, wood timber portable toilets are depreciated over 5 years to 10% of their residual value and fiberglass portable toilets are depreciated over 3 years to 30% of their residual value.
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2008, and at June 30, 2009:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2008, net	$1,078,156	273,748
Purchases:
Container purchases and containers, including freight	532	217
Manufactured units:
Steel storage containers, combination storage/office combo units and steel security offices	568	45
Wood mobile offices	110	4
Remanufacturing and customization (3):
Remanufacturing or customization of units purchased or acquired in the current year	177	31
Remanufacturing or customization of 130 units purchased in a prior year	5,062	58	(1)
Remanufacturing or customization of 5,272 units obtained through acquisition in a prior year	3,981	477	(2)
Other	(4,345)	(3,388	)(4)
Adjustments to valuations on acquired MSG trailers	(8,387)
Cost of sales from lease fleet	(11,181)	(7,092)
Effect of exchange rate changes	15,219
Depreciation	(10,134)

Lease fleet at June 30, 2009, net	$1,069,758	264,100

(1)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit.

(2)	Includes units moved from finished goods to lease fleet.

(3)	Does not include any routine maintenance, which is expensed as incurred.

(4)	Includes net units transferred in and out of the lease fleet.
The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2009:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$619,261	210,399	80%
Mobile offices	530,510	42,614	16%
Van trailers	7,283	11,087	4%
Other, primarily chassis	2,793

	1,159,847
Accumulated depreciation	(90,089)

	$1,069,758	264,100	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of June 30, 2009, based on this orderly liquidation value appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $916.8 million, which equates to 85.7% of our lease fleet net book value of $1.1 billion at June 30, 2009.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.2%, and ranged from a low of 75.0% in 2008 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, historically with the low normally being realized in the first quarter and the high realized in the fourth quarter. However, with the challenging economic business environment, especially in the non-residential construction industry, we have seen a decline in our utilization rates compared to the same period in the prior year. We ended the 2008 year with an average lease fleet utilization rate of 75.0%. Our average utilization rate for the second quarter of 2009 was 59.5% as compared to 64.6% in the first quarter of 2009 and as compared to 75.4% in the second quarter of 2008.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009, Compared to
Three Months Ended June 30, 2008
Total revenues for the quarter ended June 30, 2009 increased by $13.8 million, or 17.1%, to $94.9 million from $81.1 million for the same period in 2008. The increase in total revenues is primarily due to the acquisition of MSG. Leasing revenues for the quarter increased by $11.6 million, or 15.9%, to $84.4 million from $72.8 million for the same period in 2008. The increase in leasing revenue growth is primarily due to the acquisition, but was offset in part by a reduction in business activity due to the economic recession and a change in foreign currency exchange rates. Our sales of portable storage and office units for the quarter ended June 30, 2009 increased by 26.0%, to $9.9 million from $7.8 million during the same period in 2008. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2009 and 2008, were 88.9% and 89.8%, respectively. Our leasing business continues to be our primary focus and leasing revenues have been the predominant part of our revenue mix over the past several years.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.1% and 68.5% of sales revenue for the quarters ended June 30, 2009 and 2008, respectively. Our gross margins remained relatively high, at 32.8% for the quarter ended June 30, 2009 and 31.5% for the same period in 2008.
Leasing, selling and general expenses increased $5.3 million, or 12.1%, to $49.1 million for the quarter ended June 30, 2009, from $43.8 million for the same period in 2008. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.7% for the quarter ended June 30, 2009, from 54.0% for the same period in 2008, primarily due to the cost synergies achieved in the acquisition and our cost cutting measures during the current year. This cost cutting was primarily reductions in our workforce including migrating a number of our branches into operational yards. These operational yards do not have all the headcount and overhead associated with a fully staffed branch. In addition to a reduction in payroll costs, we benefited from lower repair and maintenance expenses related to our lease fleet, lower fuel costs and third-party haulers as compared to the prior period.
Integration, merger and restructuring expenses for the quarter ended June 30, 2009 were $5.6 million and primarily represent costs for repositioning assets to their intended location and costs associated with further reductions to our workforce. Other continuing costs related to integration, merger and restructuring will be expensed as incurred and may include additional repositioning of assets and further reductions in our workforce.
EBITDA increased $13.2 million, or 65.1%, to $33.6 million, as compared to $20.4 million for the same period in 2008 and EBITDA margins were 35.4% and 25.1% of total revenues for the quarters ended June 30, 2009 and 2008, respectively. EBITDA, excluding integration, merger and restructuring expenses, increased $7.2 million, or 22.8%, to $39.2 million compared to $32.0 million for the same period in 2008. EBITDA margins, excluding integration, merger and restructuring expenses were 41.3% and 39.4% of total revenues for the three months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization expenses increased $4.7 million, or 81.6%, to $10.4 million in the quarter ended June 30, 2009, as compared to $5.7 million during the same period in 2008. The increase is primarily due to the acquisition, investment in additional technology and communication equipment and some growth in lease fleet, (primarily acquired in 2008) and related delivery equipment.
Interest expense increased $8.6 million to $15.0 million for the quarter ended June 30, 2009 as compared to $6.4 million for the same period in 2008. This increase is primarily due to the debt assumed in the acquisition. Our average borrowing rate increased slightly during the second quarter of 2009 from the prior year level, including the effect of the assumption of Mobile Storage’s $200.0 million 9.75% Senior Notes. The weighted average interest rate on our debt for the three months ended June 30, 2009 was 6.1% compared to 5.8% for the three months ended June 30, 2008, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.6% in the 2009 quarter and was 6.3% in the 2008 quarter.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended June 30, 2009 was 36.3%, as compared to 40.6% during the same period in 2008. The 4.3% decrease is attributed to our United Kingdom operations related to favorable tax treatment on certain expenses resulting from the Merger, which were clarified in the second quarter of 2009 as being deductible for tax accounting. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.

Net income for the three months ended June 30, 2009, was $5.2 million compared to net income of $4.9 million for the same period in 2008. Our second quarter net income results include integration, merger and restructuring expenses of $5.6 million and $11.6 million, (approximately $3.5 million and $7.2 million after tax, respectively) for the three months ended June 30, 2009 and 2008, respectively.
Six Months Ended June 30, 2009, Compared to
Six Months Ended June 30, 2008
Total revenues for the six months ended June 30, 2009 increased by $35.5 million, or 22.2%, to $195.1 million from $159.6 million for the same period in 2008. The increase in total revenues is primarily due to the acquisition of MSG. Leasing revenues for the six months increased by $31.0 million, or 21.7%, to $173.9 million from $142.9 million for the same period in 2008. The increase in leasing revenue growth is primarily due to the acquisition of MSG, but was offset in part by a reduction in business activity due to the economic recession and a change in foreign currency exchange rates. Our sales of portable storage and office units for the six months ended June 30, 2009 increased by 25.1%, to $19.9 million from $15.9 million during the same period in 2008. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2009 and 2008, were 89.1% and 89.5%, respectively. Our leasing business continues to be our primary focus and leasing revenues have been the predominant part of our revenue mix over the past several years.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.7% and 69.0% of sales revenue for the six months ended June 30, 2009 and 2008, respectively. Our gross margins remained relatively high, at 32.3% for the six months ended June 30, 2009 and 31.0% for the same period in 2008.
Leasing, selling and general expenses increased $13.4 million, or 15.3%, to $100.7 million for the six months ended June 30, 2009, from $87.3 million for the same period in 2008. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.6% for the six months ended June 30, 2009, from 54.7% for the same period in 2008, primarily due cost synergies achieved in the acquisition and our cost cutting measures in the current quarter. This cost cutting was primarily reductions in our workforce including migrating a number of our branches into operational yards. These operational yards do not have all the headcount and overhead associated with a fully staffed branch. In addition, we benefited from lower repair and maintenance expenses related to our lease fleet, lower fuel costs and third-party haulers as compared to the prior period.
Integration, merger and restructuring expenses for the six months ended June 30, 2009 were $7.8 million and primarily represent costs for repositioning assets to their intended location and costs associated with further reductions to our workforce. Other continuing costs related to integration, merger and restructuring will be expensed as incurred and may include additional repositioning of assets and further reductions in our workforce.
EBITDA increased $23.2 million, or 46.6%, to $73.0 million, as compared to $49.8 million for the same period in 2008 and EBITDA margins were 37.4% and 31.2% of total revenues for the six months ended June 30, 2009 and 2008, respectively. EBITDA, excluding integration, merger and restructuring expenses, increased $19.5 million, or 31.7%, to $80.9 million compared to $61.4 million for the same period in 2008. EBITDA margins, excluding integration, merger and restructuring expenses were 41.5% and 38.5% of total revenues for the six months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization expenses increased $9.3 million, or 81.2%, to $20.7 million in the six month ended June 30, 2009, as compared to $11.4 million during the same period in 2008. The increase is primarily due to the acquisition, investment in additional technology and communication equipment and some growth in lease fleet (primarily acquired in 2008) and related delivery equipment.
Interest expense increased $17.6 million to $30.2 million for the six months ended June 30, 2009 as compared to $12.6 million for the same period in 2008. This increase is primarily due to the debt assumed in the acquisition. Our average borrowing rate increased slightly during the second quarter of 2009 from the prior year level, including the effect of the assumption of Mobile Storage’s $200.0 million of 9.75% Senior Notes. The weighted average interest rate on our debt for the six months ended June 30, 2009 was 6.2% compared to 6.0% for the six months ended June 30, 2008, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.7% in 2009 and 6.3% in 2008.

Provision for income taxes was based on our annual effective tax rate of approximately 38.2% in the six months ended June 30, 2009, as compared to 39.9% during the same period in 2008. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the six months ended June 30, 2009, was $13.7 million compared to net income of $15.5 million for the same period in 2008. Our 2009 net income results include integration, merger and restructuring expenses of $7.8 million and $11.6 million, (approximately $4.9 million and $7.2 million after tax, respectively) for the six months ended June 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008, we were cash flow positive (after capital expenditures but excluding acquisitions) for the first time in our operating history. This continued for the six month period ended June 30, 2009.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our offering of Senior Notes in May 2007 and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and a result of seasonal weather in some of our markets. During 2008 and the six months ended June 30, 2009, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. We currently expect this trend to continue throughout 2009. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. In connection with the Merger, we expanded our revolving credit facility to $900.0 million and included the combined assets of both Mobile Mini and Mobile Storage Group as security for our obligations under the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2009, we had approximately $521.7 million of borrowings outstanding and $302.2 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with all the covenants under the terms of the Credit Agreement as of June 30, 2009.
Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at the our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans initially bore interest at LIBOR plus 2.5% and base rate loans initially bore interest at the Agent bank’s prime rate plus 1.0%. Beginning after the quarter ended June 30, 2009, the applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Agreement, at the measurement date. As of June 30, 2009, based on our debt ratio, our applicable interest rate margins remain unchanged until the next measurement date.
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

Operating Activities. Our operations provided net cash flow of $46.8 million for the six months ended June 30, 2009, compared to $41.5 million during the same period in 2008. The $5.3 million increase in cash provided by operations primarily resulted from increases in net income, after giving effect to non-cash items. Decreases in accounts receivable, inventories and deposits and prepaid expenses were offset by a decrease in accrued liabilities.
Investing Activities. Net cash provided by investing activities was $1.6 million for the six months ended June 30, 2009, compared to a use of cash of $51.6 million for the same period in 2008. Cash paid for businesses acquired, which related solely to the MSG acquisition, was $21.3 million in 2008. Capital expenditures for our lease fleet were $10.9 million and proceeds from sale of lease fleet units were $16.9 million for the six months ended June 30, 2009, compared to net expenditures of $25.6 million for the same period in 2008. Our capital expenditures for our lease fleet decreased 68.6% in the first six months of 2009 compared to the same period in 2008, as we required fewer units due to the economic slow down. Proceeds from sale of lease fleet units increased 86.9% compared to the same period in 2008. At the end of 2008, we restructured our manufacturing operations to right-size our manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. As a result of the acquisition and the current economic conditions, we anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $4.5 million for the six months ended June 30, 2009 compared to $4.8 million for the same period in 2008. The majority of the 2009 expenditures were for technology and communication improvements for our telephone and computer systems, delivery equipment (trucks, trailers and forklifts) and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $34.0 million during the six months ended June 30, 2009, as compared to net cash provided by financing activities of $14.1 million for the same period in 2008. During the six months ended June 20, 2009, we reduced borrowings outstanding under our revolving credit facility by $32.9 million. This decrease in borrowings outstanding under the current credit facility was negatively impacted during the period by currency exchange rates which caused an increase to amount of borrowings outstanding under the credit facility of approximately $14.7 million.
At June 30, 2009, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. We account for the swap agreements in accordance with SFAS No. 133, which resulted in amounts being recognized in other comprehensive income for the six months ended June 30, 2009, of $1.2 million net of applicable income taxes of $0.8 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $350.0 million of Senior Notes, together with other, primarily unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 11 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At June 30, 2009, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.2 million in letters of credit.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently, as a result of the Merger, have commitments for $4.8 million in remaining capital lease obligations at June 30, 2009.

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
SEASONALITY
Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. Other than when in a challenging economic environment, this has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we have reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing our seasonality.
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
Share-Based Compensation. Prior to 2006, we accounted for share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of share-based compensation transactions in the statement of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $1.5 million of total unrecognized compensation costs related to stock options at June 30, 2009 that are expected to be recognized over a weighted-average period of 1.3 years and $18.6 million of total unrecognized compensation costs related to nonvested share-awards at June 30, 2009 that are expected to be recognized over a weighted-average period of 3.4 years. See Note G to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands except per share data)
As Reported:
Net income	$4,861	$5,227	$15,519	$13,693
Diluted earnings per share	$0.14	$0.12	$0.45	$0.32

As adjusted for change in estimates:
Net income	$4,834	$5,166	$15,406	$13,467
Diluted earnings per share	$0.14	$0.12	$0.44	$0.31
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
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we operate on one reportable segment, which is comprised of three reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At June 30, 2009 there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2008, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. We determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus we performed step two of the impairment test for these two reporting units.

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
Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over our units’ estimated useful life, after the date that we put the unit in service. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.
In April 2009, we evaluated our depreciation policy on our steel units and changed the estimated useful life to 30 years (from 25 years) and decreased the residual value to 55% from 62.5%. This results in continual depreciation on steel units for five additional years at the same annual rate of 1.5% of book value. This change had an immaterial impact on the consolidated financial statements at the date of the change in estimate.
We made this change because some of our steel units have been in our lease fleet longer than 25 years and these units continue to be effective income producing assets that do not show signs of realizing the end of their useful life. Our historical lease fleet data on our steel units shows we have retained comparable rental rates and sales prices irrespective of the age of the steel units in our lease fleet.
We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from 55% residual value and a 30-year life to a lower or higher residual and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

		Useful	Three Months Ended			Six Months Ended
	Salvage	Life in	June 30,			June 30,
	Value	Years	2008		2009	2008		2009
	(In thousands except per share data)
As reported (1):	55%	30
Net income			$	N/A	$5,227	$	N/A	$13,693
Diluted earnings per share			$	N/A	$0.12	$	N/A	$0.32

As adjusted for change in estimates:	70%	20
Net income				$4,861	$5,227		$15,519	$13,693
Diluted earnings per share				$0.14	$0.12		$0.45	$0.32

As adjusted for change in estimates (2):	62.5%	25
Net income				$4,861	$5,227		$15,519	$13,693
Diluted earnings per share				$0.14	$0.12		$0.45	$0.32

As adjusted for change in estimates:	50%	20
Net income				$3,800	$3,754		$13,389	$10,827
Diluted earnings per share				$0.11	$0.09		$0.39	$0.25

As adjusted for change in estimates:	40%	40
Net income				$4,861	$5,227		$15,519	$13,693
Diluted earnings per share				$0.14	$0.12		$0.45	$0.32

As adjusted for change in estimates:	30%	25
Net income				$3,481	$3,312		$12,750	$9,968
Diluted earnings per share				$0.10	$0.08		$0.37	$0.23

As adjusted for change in estimates:	25%	25
Net income				$3,269	$3,017		$12,324	$9,395
Diluted earnings per share				$0.09	$0.07		$0.36	$0.22

(1)	Effective April 2009

(2)	Prior to April 2009
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
There have been no other significant changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also provides that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities rising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009 and will apply both prospectively to future business combinations. The impact of the adoption of SFAS No. 141(R) (and FSP FAS 141(R)-1) will depend on the nature of future acquisitions completed by the Company.

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
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. The Company adopted EITF No. 08-7 on January 1, 2009. EITF No. 08-7 could have a material effect on the Company’s results of operations or financial position in future periods but its effects will depend on the nature of future acquisitions completed by the Company.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009, and its adoption did not have an impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the interim period ended June 30, 2009, and its adoption did not have an impact on the Company’s condensed consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements buy the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, synergies and other expected results relating to our acquisition of Mobile Storage Group, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, including an economic slowdown in certain geographic regions where we operate in those countries

•	our ability to manage our planned growth, both internally and at new branches

•	our European operations may divert our resources from other aspects of our business

•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	currency exchange and interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2009, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200.0 million. For the six months ended June 30, 2009, in accordance with SFAS No. 133, comprehensive income included $1.2 million, net of applicable income taxes of $0.8 million, related to the fair value of our interest rate swap agreements.
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
In connection with the integration of Mobile Storage Group, we are working to implement our internal controls and procedures throughout the former Mobile Storage Group operations in the United Kingdom.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 24, 2009, in Phoenix, Arizona. Stockholders of record at the close of business on April 27, 2009 were entitled to vote at the meeting on the basis of one vote for each share held. On April 27, 2009, there were 35,466,553 shares of common stock outstanding and 8,555,556 shares of Series A Convertible Redeemable Participating Preferred Stock outstanding. The Series A Preferred Stock votes on an “as converted” basis, and is entitled to one vote per share. On all matters before the stockholders at the Annual Meeting, the common stock and the Series A Preferred Stock vote as a single class.

	Number of Shares Voted:
	For	Withheld
Elect three members of the Board of Directors, for the terms indicated below:
Stephen A McConnell (three year term)	37,874,117	1,599,237
Jeffrey S. Goble (three year term)	38,434,506	1,038,848
Michael E. Donovan (term ends December 31, 2009)	38,458,655	1,014,699

				Broker
	For	Against	Abstain	Non-Votes
Ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009	39,146,332	177,840	149,182	—

Approve an amendment to our 2006 Equity Incentive Plan to increase the maximum number of shares that may be issued pursuant to the Plan from 1,200,000 by an additional 3,000,000 shares	22,938,038	11,441,014	147,185	4,947,117
In addition to the election of three directors at the annual meeting, the terms of five directors continued after the meeting. The continuing directors are Steven G. Bunger, Lawrence Trachtenberg, Michael L. Watts, Frederick G. McNamee and Sanjay Swani.
ITEM 6. EXHIBITS
Exhibits (all filed herewith):

Number	Description

10.3.1	Mobile Mini, Inc. 2006 Equity Incentive Plan, as amended and approved by stockholders at the 2009 Annual Meeting (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed on April 30, 2009 under cover of Schedule 14A).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: August 10, 2009	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer & Executive Vice President