Form 10-Q
period 2009-09-30
MOBILE MINI INC
filed 2009-11-09
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐     No ☑
     At October 30, 2009, there were outstanding 35,517,552 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2008	September 30, 2009
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$3,184	$1,741
Receivables, net of allowance for doubtful accounts of $7,193 and $4,375 at December 31, 2008 and September 30, 2009, respectively	61,424	42,214
Inventories	26,577	23,148
Lease fleet, net	1,078,156	1,060,668
Property, plant and equipment, net	88,509	85,366
Deposits and prepaid expenses	13,287	10,209
Other assets and intangibles, net	35,063	28,693
Goodwill	492,657	513,144

Total assets	$1,798,857	$1,765,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$21,433	$13,855
Accrued liabilities	86,214	69,463
Lines of credit	554,532	493,306
Notes payable	1,380	186
Obligations under capital leases	5,497	4,415
Senior notes, net	345,797	346,349
Deferred income taxes	134,786	150,160

Total liabilities	1,149,639	1,077,734

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and outstanding at December 31, 2008 and September 30, 2009, respectively, stated at liquidity preference values	153,990	153,990

Stockholders’ equity:
Common stock $.01 par value: 95,000 shares authorized, 37,489 issued and 35,314 outstanding at December 31, 2008 and 37,693 issued and 35,518 outstanding at September 30, 2009, respectively	375	377
Additional paid-in capital	328,696	334,671
Retained earnings	242,935	264,749
Accumulated other comprehensive loss	(37,478)	(27,038)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	495,228	533,459

Total liabilities and stockholders’ equity	$1,798,857	$1,765,183

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30,
	2008	2009
Revenues:
Leasing	$119,323	$82,098
Sales	12,528	9,493
Other	901	495

Total revenues	132,752	92,086

Costs and expenses:
Cost of sales	8,571	6,220
Leasing, selling and general expenses	68,466	47,355
Integration, merger and restructuring expenses	6,059	1,532
Depreciation and amortization	9,705	9,227

Total costs and expenses	92,801	64,334

Income from operations	39,951	27,752
Other income (expense):
Interest income	7	23
Interest expense	(18,022)	(14,595)
Foreign currency exchange loss	(45)	(13)

Income before provision for income taxes	21,891	13,167
Provision for income taxes	8,615	5,047

Net income	13,276	8,120
Earnings allocable to preferred stock	(2,650)	(1,615)

Net income available to common stockholders	$10,626	$6,505

Earnings per share:
Basic	$0.31	$0.19

Diluted	$0.31	$0.19

Weighted average number of common and common share equivalents outstanding:
Basic	34,174	34,464

Diluted	43,257	43,416

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Nine Months Ended September 30,
	2008	2009
Revenues:
Leasing	$262,208	$256,011
Sales	28,451	29,411
Other	1,719	1,752

Total revenues	292,378	287,174

Costs and expenses:
Cost of sales	19,562	19,709
Leasing, selling and general expenses	155,732	148,002
Integration, merger and restructuring expenses	17,668	9,375
Depreciation and amortization	21,121	29,914

Total costs and expenses	214,083	207,000

Income from operations	78,295	80,174
Other income (expense):
Interest income	69	29
Interest expense	(30,586)	(44,802)
Foreign currency exchange loss	(53)	(88)

Income before provision for income taxes	47,725	35,313
Provision for income taxes	18,930	13,500

Net income	28,795	21,813
Earnings allocable to preferred stock	(2,690)	(4,344)

Net income available to common stockholders	$26,105	$17,469

Earnings per share:
Basic	$0.77	$0.51

Diluted	$0.77	$0.51

Weighted average number of common and common share equivalents outstanding:
Basic	34,124	34,400

Diluted	37,512	43,171

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash Flows From Operating Activities:
Net income	$28,795	$21,813
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	3,484	1,840
Provision for restructuring charge	—	(102)
Amortization of deferred financing costs	1,762	3,892
Share-based compensation expense	3,905	5,106
Depreciation and amortization	21,121	29,914
Gain on sale of lease fleet units	(6,095)	(8,805)
Loss on disposal of property, plant and equipment	466	—
Deferred income taxes	18,854	12,872
Foreign currency transaction loss	53	88
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,831)	18,053
Inventories	(485)	2,788
Deposits and prepaid expenses	1,237	3,123
Other assets and intangibles	(136)	(669)
Accounts payable	(11,978)	(6,438)
Accrued liabilities	9,434	(14,850)

Net cash provided by operating activities	64,586	68,625

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(24,209)	—
Additions to lease fleet, excluding acquisitions	(56,693)	(16,522)
Proceeds from sale of lease fleet units	17,667	25,431
Additions to property, plant and equipment	(11,042)	(8,135)
Proceeds from sale of property, plant and equipment	322	821
Other	—	112

Net cash (used in) provided by investing activities	(73,955)	1,707

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	135,040	(61,226)
Deferred financing costs	(14,833)	—
Principal payments on notes payable	(113,188)	(1,202)
Principal payments on capital lease obligations	(350)	(1,082)
Issuance of common stock, net	1,466	603

Net cash provided by (used in) financing activities	8,115	(62,907)

Effect of exchange rate changes on cash	2,403	(8,868)

Net increase (decrease) in cash	1,149	(1,443)
Cash at beginning of period	3,703	3,184

Cash at end of period	$4,852	$1,741

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in fair value charged (credited) to equity	$850	$(1,509)

Preferred shares issued in business combination	$197	$—

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
The results of operations for the nine month period ended September 30, 2009, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. Historically, Mobile Mini experiences some seasonality each year which has caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first half of the year. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008, consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2009.
Mobile Mini has evaluated subsequent events through November 9, 2009, the day it filed its report on Form 10-Q with the SEC for the quarter ended September 30, 2009.
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

$(14,766)

NOTE C — Recent Accounting Pronouncements
Accounting Standards Codification Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The codification was effective for

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. The Company’s accounting policies were not affected by the conversion to ASC.
Fair Value Measurements. In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company adopted the deferred provisions of this guidance on January 1, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.
Interim Disclosures about Fair Value. In April 2009, the FASB issued accounting guidance that requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, and was early adopted by the Company for the quarter ended March 31, 2009, and had no impact on the Company’s consolidated balance sheets or statements of income or cash flows.
Business Combinations. On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Because the majority of the provisions of the new accounting guidance are applicable to future transactions, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
Determining the Useful Life of Intangible Assets. On January 1, 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. Because this accounting guidance is applicable to future transactions, the adoption of did not have an impact on the Company’s consolidated financial statements.
Subsequent Events. On April 1, 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were or were available to be issued. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements. See Note 1 for additional discussion of the Company’s evaluation of subsequent events.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Transfers of Financial Assets. In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard is effective for the Company for transfers occurring on or after January 1, 2010. The Company does not expect the adoption of this accounting standard to have a material effect on its consolidated financial statements and related disclosures.
Fair Value Measurement of Liabilities. In August 2009, FASB issued guidance providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
     1. A valuation technique that uses:
          a. The quoted price of the identical liability when traded as an asset.
          b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
2. Another valuation technique that is consistent with the principles in the FASB’s guidance (two examples would be an income approach or a market approach).
This guidance also clarifies that (i) when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.
Multiple Element Arrangements. In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for the Company for arrangements entered into after January 1, 2010. The Company currently does not expect this guidance to have a material impact on its financial statements and disclosures.
NOTE D — Fair Value Measurements
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company established three levels of inputs that may be used to measure fair value:

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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

December 31, 2008:
Interest rate swap agreements	$(11,532)	$—	$(11,532)	$—	(1)

September 30, 2009:
Interest rate swap agreements	$(9,064)	$—	$(9,064)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counter party credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At September 30, 2009, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet.
NOTE E — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and credit facility debt at December 31, 2008 and September 30, 2009, approximated their respective book values. The fair value of the Company’s Senior Notes at December 31, 2008 ($345.8 million principal amount outstanding) and September 30, 2009 ($346.3 million principal amount outstanding), was approximately $244.0 million and $340.4 million, respectively. The determination for fair value is based on the latest sales price at the end of each period obtained from a third-party institution.
Note F — Earnings Per Share
The Company issued Preferred Stock which participates in distributions of earnings on the same basis as shares of common stock, and as such, the Company established standards regarding the computation of earnings per share (EPS) for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings for the period are required to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock using the treasury stock method.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three month and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$13,276	$8,120	$28,795	$21,813
Less: Earnings allocable to preferred stock	(2,650)	(1,615)	(2,690)	(4,344)

Net income available to common stockholders	$10,626	$6,505	$26,105	$17,469

Basic EPS Denominator:
Common stock outstanding beginning of period	34,146	34,435	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	28	29	83	76

Denominator for basic net income per share	34,174	34,464	34,124	34,400

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,146	34,435	34,041	34,324
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	28	29	83	76
Dilutive effect of employee stock options and nonvested share-awards assumed converted during the period ended September 30,	527	396	442	215
Dilutive effect of convertible preferred stock assumed converted during the period ended September 30,	8,556	8,556	2,946	8,556

Denominator for diluted net income per share	43,257	43,416	37,512	43,171

Basic net income per share	$0.31	$0.19	$0.77	$0.51

Diluted net income per share	$0.31	$0.19	$0.77	$0.51

For the three months ended September 30, 2008 and 2009, employee stock options to purchase 502,275 and 437,725 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2008 and 2009, employee stock options to purchase 564,400 and 508,475 shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of September 30, 2008 and 2009 does not include 653,838 and 1,018,713, respectively, of share-awards because the awards had not then vested. For the three months ended September 30, 2008 and 2009, 23,104 and 102,818, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2009, 84,786 and 313,036, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.
NOTE G — Share-Based Compensation
At September 30, 2009, the Company had one active share-based employee compensation plan. There are two previously expired compensation plans that still have outstanding options. Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option will expire 10 years from the date it was granted unless exercised or forfeited before the expiration date, and, historically, options are granted with vesting over a 4.5 year period. The Company has not granted any options in 2009.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
In 2005, the Company began awarding restricted stock, also called nonvested shares in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards typically vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
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
In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares with an aggregate fair value of $3.2 million. These awards vested or will vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of September 30, 2009, the total amount of unrecognized compensation cost related to share-awards was approximately $16.8 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
The total value of the stock option awards is expensed over the related employee’s service period on a straight-line basis. As of September 30, 2009, total unrecognized compensation cost related to stock option grants was approximately $1.2 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
The following table summarizes the share-based compensation expense and capitalized amounts for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In thousands)
Gross share-based compensation	$1,959	$1,883	$4,807	$5,359
Capitalized share-based compensation	(418)	(58)	(902)	(253)

Share-based compensation expense	$1,541	$1,825	$3,905	$5,106

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2009 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2008	1,750	$17.45
Exercised	(60)	$10.93
Canceled/expired	(104)	$25.68

Balance at September 30, 2009	1,586	$17.20

The intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $287,000.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2009 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2008	990	$18.03
Awarded	235	12.62
Released	(115)	20.19
Forfeited	(91)	18.83

Nonvested at September 30, 2009	1,019	$16.73

A summary of fully-vested stock options and stock options expected to vest, as September 30, 2009, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,586	$17.20	4.2	$3,871
Vested and expected to vest	1,524	$16.82	4.1	$3,871
Exercisable	1,484	$16.54	4.0	$3,871
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

	December 31, 2008	September 30, 2009
	(In thousands)
Raw material and supplies	$16,991	$16,705
Work-in-process	1,611	596
Finished portable storage units	7,975	5,847

	$26,577	$23,148

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE I — Income Taxes
The Company adopted a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Company files U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax year for 2008 is subject to tax examination by the U. S. Internal Revenue Service (IRS) through September 15, 2012. During 2009 the IRS concluded the audit of the Company’s consolidated U.S. Federal return for 2006 and 2007. There were no adjustments which resulted in a material change to the Company’s financial position. No reserves for uncertain income tax positions have been recorded and the Company did not record a cumulative effect adjustment. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
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

	December 31, 2008	September 30, 2009
	(In thousands)
Land	$10,978	$11,128
Vehicles and equipment	78,592	77,748
Buildings and improvements	13,868	14,979
Office fixtures and equipment	20,948	24,930

	124,386	128,785
Less accumulated depreciation	(35,877)	(43,419)

Total property, plant and equipment	$88,509	$85,366

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
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2008 and September 30, 2009, the lease fleet was in excess of $1.1 billion before accumulated depreciation of $79.6 and $96.6 million, respectively.
Lease fleet consists of the following at:

	December 31, 2008	September 30, 2009
	(In thousands)
Steel storage containers	$616,750	$621,127
Offices	523,242	527,348
Van trailers	15,610	6,088
Other	2,161	2,660

	1,157,763	1,157,223
Accumulated depreciation	(79,607)	(96,555)

	$1,078,156	$1,060,668

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
The Company had interest rate swap agreements totaling $200.0 million at September 30, 2009. The fixed interest rate on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments.

Derivatives Fair Value		Fair Value
Hedging Relationships	Balance Sheet Location	(in thousands)

December 31, 2008:
Interest rate swap agreements	Accrued liabilities	$(11,532)

September 30, 2009:
Interest rate swap agreements	Accrued liabilities	$(9,064)

Amount of Gain or
(Loss) Recognized
in OCI on
Derivatives Fair Value	Derivative
Hedging Relationships	(In thousands)

Three months ended September 30, 2008:
Interest rate swap agreements, (net of income tax benefit of $0.4 million)	$(642)

Three months ended September 30, 2009:
Interest rate swap agreements, (net of applicable income taxes of $0.2 million)	$263

Nine months ended September 30, 2008:
Interest rate swap agreements, (net of income tax benefit of $0.5)	$(850)

Nine months ended September 30, 2009:
Interest rate swap agreements, (net of applicable income taxes of $1.0 million)	$1,509
NOTE M— Segment Reporting
The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Currently, the Company’s branch operation is the only segment that concentrates on the Company’s core business of leasing. Financial results of geographic regions are aggregated into one reportable segment, since their operations have similar economic characteristics. Each branch has similar economic characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch. Historically, the operation included the Company’s manufacturing facilities, which was responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in our business model, EBITDA and earnings per share.
Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, reportable segment information is the same as contained in the Company’s Condensed Consolidated Financial Statements.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations (in thousands):
Revenue from external customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2008	2009	2008	2009
North America	$106,750	$77,874	$252,179	$243,530
United Kingdom	24,520	13,454	35,355	41,144
The Netherlands	1,482	758	4,844	2,500

Total revenues	$132,752	$92,086	$292,378	$287,174

Long-lived assets:

	December 31, 2008	September 30, 2009
	(In thousands)
North America	$1,041,540	$1,009,036
United Kingdom	120,914	132,336
The Netherlands	4,211	4,662

Total long-lived assets	$1,166,665	$1,146,034

NOTE N — Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
		(In thousands)
Net income	$13,276	$8,120	$28,795	$21,813
Net unrealized holding gain (loss) on derivatives	(642)	263	(850)	1,509
Foreign currency translation adjustment	(10,305)	(2,298)	(9,522)	8,931

Total comprehensive income	$2,329	$6,085	$18,423	$32,253

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2008	September 30, 2009
	(In thousands)
Accumulated net unrealized holding loss on derivatives	$(7,068)	$(5,559)
Foreign currency translation adjustment	(30,410)	(21,479)

Total accumulated other comprehensive loss	$(37,478)	$(27,038)

NOTE O — Integration, Merger and Restructuring Expenses
In connection with the Merger, the Company incurred costs to exit overlapping Mobile Storage Group leased properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, resolve outstanding obligations, costs for asset verification and for damaged assets.
In addition, as a result of the Merger and the economic environment, the Company restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down to certain assets previously used in conjunction with the manufacturing operations and inventories.

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheet) and related activity for the period ended September 30, 2009:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
		(In thousands)
Accrued obligations as of December 31, 2008	$2,009	$8,411	$1,143	$11,563
Integration, merger and restructuring expenses	3,859	26	5,593	9,478
Cash paid	(4,970)	(2,277)	(6,722)	(13,969)

Accrued obligations as of September 30, 2009	$898	$6,160	$14	$7,072

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the three months and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In thousands)
Severance and benefits	$630	$3,859
Lease abandonment costs	—	26
Acquisition integration	1,005	5,593
Long-lived asset and inventory charges	(103)	(103)

Integration, merger and restructuring expenses	$1,532	$9,375

NOTE P — Condensed Consolidating Financial Information
Mobile Mini Supplemental Indenture
In connection with the acquisition of MSG, Mobile Mini entered into a Supplemental Indenture (the Mobile Mini Supplemental Indenture) pursuant to which MSG and its subsidiaries A Better Mobile Storage Company, and Mobile Storage Group (Texas), LP (the New Mobile Mini Guarantors) became “Guarantors” under Mobile Mini’s 6.875% Senior Notes due 2015 (the Senior Notes). Mobile Mini also entered into a Supplemental Indenture (the MSG Supplemental Indenture) pursuant to which Mobile Mini became an “Issuer” under MSG’s 9.75% Senior Notes due 2014 (the MSG Notes) and Mobile Mini’s subsidiaries Mobile Mini of Ohio LLC, Mobile Mini, LLC, a California limited liability company, Mobile Mini, LLC, a Delaware limited liability company, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., and Mobile Mini Texas Limited Partnership, LLP, became “Guarantors” under the MSG Indenture. As a result of the Supplemental Indentures, the same subsidiaries of the Company are guarantors under each of the MSG Notes and the Senior Notes.
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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$445	$1,296	$—	$1,741
Receivables, net	30,543	11,671	—	42,214
Inventories	20,820	2,377	(49)	23,148
Lease fleet, net	941,937	118,731	—	1,060,668
Property, plant and equipment, net	67,098	18,268	—	85,366
Deposits and prepaid expenses	8,848	1,361	—	10,209
Other assets and intangibles, net	22,844	5,849	—	28,693
Goodwill	447,126	66,018	—	513,144
Intercompany	139,179	36,450	(175,629)	—

Total assets	$1,678,840	$262,021	$(175,678)	$1,765,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,638	$7,217	$—	$13,855
Accrued liabilities	65,934	3,529	—	69,463
Lines of credit	385,643	107,663	—	493,306
Notes payable	145	41	—	186
Obligations under capital leases	4,414	1	—	4,415
Senior notes, net	346,349	—	—	346,349
Deferred income taxes	139,637	11,084	(561)	150,160
Intercompany	22	39,034	(39,056)	—

Total liabilities	948,782	168,569	(39,617)	1,077,734

Commitments and contingencies

Convertible preferred stock	153,990	—	—	153,990

Stockholders’ equity:
Common stock	377	18,434	(18,434)	377
Additional paid-in capital	334,671	119,165	(119,165)	334,671
Retained earnings	285,575	(22,364)	1,538	264,749
Accumulated other comprehensive loss	(5,255)	(21,783)	—	(27,038)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	576,068	93,452	(136,061)	533,459

Total liabilities and stockholders’ equity	$1,678,840	$262,021	$(175,678)	$1,765,183

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$96,629	$22,694	$—	$119,323
Sales	9,589	2,939	—	12,528
Other	532	369	—	901

Total revenues	106,750	26,002	—	132,752

Costs and expenses:
Cost of sales	6,288	2,283	—	8,571
Leasing, selling and general expenses	50,875	17,591	—	68,466
Integration and merger expenses	4,982	1,077	—	6,059
Depreciation and amortization	7,742	1,963	—	9,705

Total costs and expenses	69,887	22,914	—	92,801

Income from operations	36,863	3,088	—	39,951
Other income (expense):
Interest income	541	7	(541)	7
Interest expense	(15,477)	(3,086)	541	(18,022)
Foreign currency exchange	—	(45)	—	(45)

Income (loss) before provision for (benefit of) income taxes	21,927	(36)	—	21,891
Provision for (benefit of) income taxes	8,493	180	(58)	8,615

Net income (loss)	$13,434	$(216)	$58	$13,276

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$69,163	$12,935	$—	$82,098
Sales	8,304	1,210	(21)	9,493
Other	407	88	—	495

Total revenues	77,874	14,233	(21)	92,086

Costs and expenses:
Cost of sales	5,329	912	(21)	6,220
Leasing, selling and general expenses	37,658	9,697	—	47,355
Integration, merger and restructuring expenses	1,257	275	—	1,532
Depreciation and amortization	7,309	1,918	—	9,227

Total costs and expenses	51,553	12,802	(21)	64,334

Income from operations	26,321	1,431	—	27,752
Other income (expense):
Interest income	495	2	(474)	23
Interest expense	(13,609)	(1,461)	475	(14,595)
Foreign currency exchange	—	(13)	—	(13)

Income (loss) before provision for (benefit of) income taxes	13,207	(41)	1	13,167
Provision for (benefit of) income taxes	5,118	(26)	(45)	5,047

Net income (loss)	$8,089	$(15)	$46	$8,120

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$229,701	$32,507	$—	$262,208
Sales	21,411	7,059	(19)	28,451
Other	1,067	652	—	1,719

Total revenues	252,179	40,218	(19)	292,378

Costs and expenses:
Cost of sales	13,898	5,680	(16)	19,562
Leasing, selling and general expenses	127,851	27,881	—	155,732
Integration and merger expenses	16,274	1,394	—	17,668
Depreciation and amortization	17,956	3,165	—	21,121

Total costs and expenses	175,979	38,120	(16)	214,083

Income (loss) from operations	76,200	2,098	(3)	78,295
Other income (expense):
Interest income	1,219	53	(1,203)	69
Interest expense	(26,634)	(5,155)	1,203	(30,586)
Foreign currency exchange	—	(53)	—	(53)

Income (loss) before provision for (benefit of) income taxes	50,785	(3,057)	(3)	47,725
Provision for (benefit of) income taxes	19,628	(573)	(125)	18,930

Net income (loss)	$31,157	$(2,484)	$122	$28,795

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$217,800	$38,211	$—	$256,011
Sales	24,426	5,006	(21)	29,411
Other	1,304	448	—	1,752

Total revenues	243,530	43,665	(21)	287,174

Costs and expenses:
Cost of sales	15,728	4,002	(21)	19,709
Leasing, selling and general expenses	118,567	29,435	—	148,002
Integration, merger and restructuring expenses	8,752	623	—	9,375
Depreciation and amortization	24,189	5,725	—	29,914

Total costs and expenses	167,236	39,785	(21)	207,000

Income from operations	76,294	3,880	—	80,174
Other income (expense):
Interest income	1,357	7	(1,335)	29
Interest expense	(41,626)	(4,511)	1,335	(44,802)
Foreign currency exchange	—	(88)	—	(88)

Income (loss) before provision for (benefit of) income taxes	36,025	(712)	—	35,313
Provision for (benefit of) income taxes	13,948	(322)	(126)	13,500

Net income (loss)	$22,077	$(390)	$126	$21,813

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$31,157	$(2,484)	$122	$28,795
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,798	697	(11)	3,484
Amortization of deferred financing costs	1,762	—	—	1,762
Share-based compensation expense	3,746	420	(261)	3,905
Depreciation and amortization	17,956	3,165	—	21,121
Gain on sale of lease fleet units	(5,456)	(639)	—	(6,095)
Loss on disposal of property, plant and equipment	466	—	—	466
Other income	(1,204)	1,204	—	—
Deferred income taxes	19,550	(572)	(124)	18,854
Foreign currency exchange loss	—	53	—	53
Changes in certain assets and liabilities:
Receivables	(6,277)	446	—	(5,831)
Inventories	(535)	50	—	(485)
Deposits and prepaid expenses	1,264	(27)	—	1,237
Other assets and intangibles	(97)	(39)	—	(136)
Accounts payable	(7,534)	(4,444)	—	(11,978)
Accrued liabilities	9,981	(547)	—	9,434
Intercompany	(640)	1,249	(609)	—

Net cash provided by (used in) operating activities	66,937	(1,468)	(883)	64,586

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(27,568)	3,359	—	(24,209)
Additions to lease fleet units	(41,385)	(15,308)	—	(56,693)
Proceeds from sale of lease fleet units	14,945	2,727	(5)	17,667
Additions to property, plant and equipment	(6,732)	(4,310)	—	(11,042)
Proceeds from sale of property, plant and equipment	322	—	—	322

Net cash used in investing activities	(60,418)	(13,532)	(5)	(73,955)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	120,983	17,009	(2,952)	135,040
Deferred financing costs	(14,833)	—	—	(14,833)
Principal payments on notes payable	(113,188)	—	—	(113,188)
Principal payments on capital lease obligations	(348)	(2)	—	(350)
Issuance of common stock, net	1,446	—	—	1,446

Net cash (used in) provided by financing activities	(5,940)	17,007	(2,952)	8,115

Effect of exchange rate changes on cash	(834)	(603)	3,840	2,403

Net (decrease) increase in cash	(255)	1,404	—	1,149
Cash at beginning of period	2,033	1,670	—	3,703

Cash at end of period	$1,778	$3,074	$—	$4,852

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$22,077	$(390)	$126	$21,813
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,615	219	6	1,840
Provision for restructuring	(102)	—	—	(102)
Amortization of deferred financing costs	3,892	—	—	3,892
Share-based compensation expense	4,616	492	(2)	5,106
Depreciation and amortization	24,189	5,725	—	29,914
Gain on sale of lease fleet units	(8,252)	(555)	2	(8,805)
Loss on disposal of property, plant and equipment	(19)	19	—	—
Deferred income taxes	13,315	(297)	(146)	12,872
Foreign currency exchange loss	—	88	—	88
Changes in certain assets and liabilities:
Receivables	12,686	5,367		18,053
Inventories	1,989	799	—	2,788
Deposits and prepaid expenses	3,272	(149)	—	3,123
Other assets and intangibles	(669)	—	—	(669)
Accounts payable	(3,814)	(2,624)	—	(6,438)
Accrued liabilities	(12,803)	(2,047)	—	(14,850)
Intercompany	(8,194)	7,241	953	—

Net cash provided by operating activities	53,798	13,888	939	68,625

Cash Flows From Investing Activities:
Additions to lease fleet units	(10,161)	(6,361)	—	(16,522)
Proceeds from sale of lease fleet units	22,756	2,692	(17)	25,431
Additions to property, plant and equipment	(5,248)	(2,887)	—	(8,135)
Proceeds from sale of property, plant and equipment	552	269		821
Other	112	—	—	112

Net cash provided by (used in) investing activities	8,011	(6,287)	(17)	1,707

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(64,409)	(7,008)	10,191	(61,226)
Principal payments on notes payable	(1,161)	(41)	—	(1,202)
Principal payments on capital lease obligations	(1,081)	—	(1)	(1,082)
Issuance of common stock, net	603	—	—	603
Intercompany	818	(847)	29	—

Net cash (used in) provided by financing activities	(65,230)	(7,896)	10,219	(62,907)

Effect of exchange rate changes on cash	1,658	615	(11,141)	(8,868)

Net (decrease) increase in cash	(1,763)	320	—	(1,443)
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$445	$1,296	$—	$1,741

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
The following discussion takes into account our merger transaction with Mobile Storage Group, Inc. on June 27, 2008. Our operating results for the reporting periods ended September 30, 2009 reflect the results of the acquired operations of Mobile Storage Group, whereas our operating results for the reporting periods ended September 30, 2008, reflect the results of the acquired operations of Mobile Storage Group since June 27, 2008 and include certain estimated expenses related to the integration and merger in connection with the acquisition.
Overview
General
We are the largest provider of portable storage solutions in North America and the United Kingdom, through a total lease fleet of approximately 260,000 portable storage and mobile office units at September 30, 2009. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and mobile offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell mobile office units. We also sell non-core assets, in particular van trailers, when the opportunity arises. Our sales revenues represented 9.4% and 10.3% of total revenues for the nine months ended September 30, 2008 and 2009, respectively.
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
The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our condensed consolidated statements of income for the periods ended September 30, 2008 and 2009 include certain expenses incurred related to integration of the business acquired in the Merger. See the Notes to Condensed Consolidated Financial Statements included herein for additional information regarding the Merger.
Prior to acquiring MSG, Mobile Mini grew through both organic growth and smaller acquisitions, which we use to gain a presence in new markets. Traditionally, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new greenfield location. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, any additional fixed expenses requires us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs.
Following the Merger, we implemented our business model across the newly acquired MSG branches. While we realized significant cost reductions as a result of the combination of two companies, costs of implementing our business model at the branches we acquired offset some of the cost reductions.
The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 28% and 36% of our units on rent at September 30, 2009 and December 31, 2008, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S, this sector began to moderate and then decline and the level of our construction related business began to slow down and then decline. This decline continues to adversely affect our results of operations into 2009.
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
Because EBITDA is a non-GAAP financial measure as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
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
The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In thousands)
EBITDA	$49,618	$36,989	$99,432	$110,029
Interest paid	(9,354)	(15,722)	(16,344)	(43,424)
Income and franchise taxes paid	(59)	(92)	(488)	(964)
Provision for restructuring	—	(102)	—	(102)
Share-based compensation expense	1,541	1,825	3,905	5,106
Gain on sale of lease fleet units	(3,001)	(3,026)	(6,095)	(8,805)
Loss on disposal of property, plant and equipment	437	(36)	466	—
Changes in certain assets and liabilities, net of effects of businesses acquired:
Receivables	(82)	2,330	(2,347)	19,893
Inventories	3,085	1,149	(485)	2,788
Deposits and prepaid expenses	337	688	1,237	3,123
Other assets and intangibles	(235)	(228)	(136)	(669)
Accounts payable and accrued liabilities	(19,242)	(1,986)	(14,559)	(18,350)

Net cash provided by operating activities	$23,045	$21,789	$64,586	$68,625

EBITDA is calculated as follows, without further adjustment, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In thousands except percentages)
Net income	$13,276	$8,120	$28,795	$21,813
Interest expense	18,022	14,595	30,586	44,802
Provision for income taxes	8,615	5,047	18,930	13,500
Depreciation and amortization	9,705	9,227	21,121	29,914

EBITDA	$49,618	$36,989	$99,432	110,029

EBITDA margin(1)	37.4%	40.2%	34.0%	38.3%

EBITDA and EBITDA margin(1) excluding integration, merger and restructuring expenses:	$55,677	$38,521	$117,100	$119,404

	41.9%	41.8%	40.1%	41.6%

(1)	EBITDA margin is calculated as EBITDA divided by total revenues expressed as a percentage.
In managing our business, we measure our EBITDA margins from year to year and based upon size of branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.
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
We continue to sell these non-core assets, primarily trailer vans in the U.S. and timber units in the U.K., as opportunities permit.
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2008, and at September 30, 2009:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2008, net	$1,078,156	273,748
Purchases:
Container purchases and containers, including freight	598	292
Manufactured units:
Steel storage containers, combination storage/office combo units and steel security offices	939	67
Wood mobile offices	41	2
Remanufacturing and customization of units purchased or obtained through acquisitions (1)	13,942	591	(2)
Other	(6,204)	(3,104	)(3)
Adjustments to valuations on acquired MSG trailers	(5,159)
Cost of sales from lease fleet	(16,672)	(11,373)
Effect of exchange rate changes	10,169
Depreciation	(15,142)

Lease fleet at September 30, 2009, net	$1,060,668	260,223

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and includes units moved from finished goods to the lease fleet.

(3)	Includes net units transferred in and out of the lease fleet.
The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2009:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$621,127	208,908	80%
Mobile offices	527,348	42,131	16%
Van trailers	6,088	9,184	4%
Other	2,660

	1,157,223
Accumulated depreciation	(96,555)

	$1,060,668	260,223	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of September 30, 2009, based on the latest orderly liquidation value appraisal in May 2009, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $912.4 million, which equates to 86.0% of our lease fleet net book value of $1.1 billion at September 30, 2009.
Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 80.2% and ranged from a low of 75.0% in 2008 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, historically with the low normally being realized in the first quarter and the high realized in the fourth quarter. However, with the challenging economic business environment, especially in the non-residential construction industry, we have seen a decline in our utilization rates compared to the same period in the prior year. We ended the 2008 year with an average lease fleet utilization rate of 75.0%. Our average utilization rate for the third quarter of 2009 was 56.9% as compared to 59.5% in the second quarter of 2009 and as compared to 74.8% in the third quarter of 2008.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009, Compared to
Three Months Ended September 30, 2008
Total revenues for the quarter ended September 30, 2009 decreased by $40.7 million, or 30.6%, to $92.1 million from $132.8 million for the same period in 2008. Leasing revenues for the quarter decreased by $37.2 million, or 31.2%, to $82.1 million from $119.3 million for the same period in 2008. The decreases in total and leasing revenues are primarily due to a reduction in business activity due to the economic recession and unfavorable foreign currency exchange rates. Our sales of portable storage and office units for the quarter ended September 30, 2009 decreased by 24.2%, to $9.5 million from $12.5 million during the same period in 2008. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2009 and 2008, were 89.2% and 89.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 65.5% and 68.4% of sales revenue for the quarters ended September 30, 2009 and 2008, respectively. Our gross margins increased 2.9 percentage points to 34.5% for the quarter ended September 30, 2009 as compared to 31.6% for the same period in 2008.
Leasing, selling and general expenses decreased $21.1 million, or 30.8% to $47.4 million for the quarter ended September 30, 2009, from $68.5 million for the same period in 2008. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.4% for the quarter ended September 30, 2009, from 51.6% for the same period in 2008, primarily due our cost cutting measures during the current year. This cost cutting primarily involved reductions in our workforce and also migrating a number of our branches to operational yards. Operational yards do not have all the headcount and overhead associated with a fully staffed branch. In addition to a reduction in payroll costs, we benefited from lower third party trucking expenses, lower fuel costs and lower repair and maintenance expenses related to our lease fleet, as compared to the prior period.
Integration, merger and restructuring expenses for the quarter ended September 30, 2009 were $1.5 million as compared to $6.1 million for the same period in 2008. These costs primarily represent costs for repositioning assets to their intended location and costs associated with further reductions to our workforce. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.
EBITDA decreased $12.6 million, or 25.5%, to $37.0 million, as compared to $49.6 million for the same period in 2008 and EBITDA margins were 40.2% and 37.4% of total revenues for the quarters ended September 30, 2009 and 2008, respectively. EBITDA, excluding integration, merger and restructuring expenses, decreased $17.2 million, or 30.8%, to $38.5 million compared to $55.7 million for the same period in 2008. EBITDA margins, excluding integration, merger and restructuring expenses were 41.8% and 41.9% of total revenues for the three months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization expenses decreased $0.5 million, or 4.9%, to $9.2 million in the quarter ended September 30, 2009, as compared to $9.7 million during the same period in 2008. The decrease is primarily due to the restructuring of our manufacturing operations, mainly at the end of 2008, and other equipment which has been identified to be auctioned, and is partially offset by investment in additional technology and communication equipment and some growth in lease fleet (primarily acquired in 2008) and related delivery equipment.
Interest expense decreased $3.4 million to $14.6 million for the quarter ended September 30, 2009 as compared to $18.0 million for the same period in 2008. This decrease is primarily due to lower average debt outstanding, primarily our line of credit and lower LIBOR interest rates in effect. The weighted average interest rate on our debt for the three months ended September 30, 2009 was 6.2% compared to 7.2% for the three months ended September 30, 2008, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.8% in the 2009 quarter and was 7.6% in the 2008 quarter.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended September 30, 2009 was 38.3%, as compared to 39.4% during the same period in 2008. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.

Net income for the three months ended September 30, 2009, was $8.1 million compared to net income of $13.3 million for the same period in 2008. Our third quarter net income results include integration, merger and restructuring expenses of $1.5 million and $6.1 million, (approximately $1.0 million and $3.7 million after tax, respectively) for the three months ended September 30, 2009 and 2008, respectively.
Nine Months Ended September 30, 2009, Compared to
Nine Months Ended September 30, 2008
Total revenues for the nine months ended September 30, 2009 decreased by $5.2 million, or 1.8%, to $287.2 million from $292.4 million for the same period in 2008. Leasing revenues for the nine months decreased by $6.2 million, or 2.4%, to $256.0 million from $262.2 million for the same period in 2008. The decreases in total and leasing revenue are primarily due to a reduction in business activity due to the economic recession and unfavorable foreign currency exchange rates. Our sales of portable storage and office units for the nine months ended September 30, 2009 increased by 3.4%, to $29.4 million from $28.5 million during the same period in 2008. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2009 and 2008, were 89.1% and 89.7%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.0% and 68.8% of sales revenue for the nine months ended September 30, 2009 and 2008, respectively. Our gross margins increased 1.8 percentage points to 33.0% for the nine months ended September 30, 2009 as compared to 31.2% for the same period in 2008.
Leasing, selling and general expenses decreased $7.7 million, or 5.0%, to $148.0 million for the nine months ended September 30, 2009, from $155.7 million for the same period in 2008. Leasing, selling and general expenses, as a percentage of total revenues, decreased to 51.5% for the nine months ended September 30, 2009, from 53.3% for the same period in 2008, primarily due to our cost cutting measures and cost synergies achieve in the acquisition. This cost cutting primarily involved reductions in our workforce and also migrating a number of our branches to operational yards. Operational yards do not have all the headcount and overhead associated with a fully staffed branch. In addition, we benefited from lower third party trucking expenses, lower fuel costs and lower repair and maintenance expenses related to our lease fleet, as compared to the prior period.
Integration, merger and restructuring expenses for the nine months ended September 30, 2009 were $9.4 million as compared to $17.7 million for the same period in 2008. These costs primarily represent costs for repositioning assets to their intended location and costs associated with further reductions to our workforce. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.
EBITDA increased $10.6 million, or 10.7%, to $110.0 million, as compared to $99.4 million for the same period in 2008 and EBITDA margins were 38.3% and 34.0% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. EBITDA, excluding integration, merger and restructuring expenses, increased $2.3 million, or 2.0%, to $119.4 million compared to $117.1 million for the same period in 2008. EBITDA margins, excluding integration, merger and restructuring expenses were 41.6% and 40.1% of total revenues for the six months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization expenses increased $8.8 million, or 41.6%, to $29.9 million in the nine month ended September 30, 2009, as compared to $21.1 million during the same period in 2008. The increase is primarily due to the acquisition, investment in additional technology and communication equipment and some growth in lease fleet (primarily acquired in 2008) and related delivery equipment. This increase was partially offset by a reduction in depreciation expense related to disposal of assets as part of the restructuring of our manufacturing operations and other equipment which has been identified to be auctioned and is no longer being depreciated.
Interest expense increased $14.2 million to $44.8 million for the nine months ended September 30, 2009 as compared to $30.6 million for the same period in 2008. This increase is primarily due to the debt assumed in the acquisition. Our average borrowing rate decreased slightly during 2009 from the prior year level, including the effect of the assumption of Mobile Storage’s $200.0 million of 9.75% Senior Notes. The weighted average interest rate on our debt for the nine months ended September 30, 2009 was 6.2% compared to 6.6% for the nine months ended September 30, 2008, excluding amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 6.7% in 2009 and 7.0% in 2008.

Provision for income taxes was based on our annual effective tax rate of approximately 38.2% in the nine months ended September 30, 2009, as compared to 39.7% during the same period in 2008. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the nine months September 30, 2009, was $21.8 million compared to net income of $28.8 million for the same period in 2008. Our 2009 net income results include integration, merger and restructuring expenses of $9.4 million and $17.7 million, (approximately $5.8 million and $11.0 million after tax, respectively) for the nine months ended September 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008, we were cash flow positive (after capital expenditures but excluding acquisitions) for the first time in our operating history. This positive cash flow continued for the nine month period ended September 30, 2009.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, a public offering of shares of our common stock in March 2006, our offering of Senior Notes in May 2007 and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and a result of seasonal weather in some of our markets. During 2008 and the nine months ended September 30, 2009, we cut back significantly on our capital expenditures and were able to fund the growth of our lease fleet and fixed assets with cash provided by operating activities. We currently expect this trend to continue throughout 2009. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. In connection with the Merger, we expanded our revolving credit facility to $900.0 million and included the combined assets of both Mobile Mini and Mobile Storage Group as security for our obligations under the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2009, we had approximately $493.3 million of borrowings outstanding and $326.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with all the covenants under the terms of the Credit Agreement as of September 30, 2009.
Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at the our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. LIBOR loans initially bore interest at LIBOR plus 2.5% and base rate loans initially bore interest at the Agent bank’s prime rate plus 1.0%. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Agreement, at the measurement date. Based on our debt ratio at September 30, 2009, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and Prime plus 1.25% for base rate loans which will be effective on December 1, 2009. These interest rate spreads will be effective until the next measurement date.
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

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet, eligible inventory (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit.
Operating Activities. Our operations provided net cash flow of $68.6 million for the nine months ended September 30, 2009, compared to $64.6 million during the same period in 2008. The $4.0 million increase in cash provided by operations primarily resulted from a decrease in working capital. We used this net cash flow to fund operations and repay debt under our Credit Agreement.
Investing Activities. Net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2009, compared to a use of cash of $74.0 million for the same period in 2008. Cash paid for businesses acquired, which primarily related to the MSG acquisition, was 24.2 million in 2008. Capital expenditures for our lease fleet were $16.5 million and proceeds from sale of lease fleet units were $25.4 million for the nine months ended September 30, 2009, compared to net expenditures of $39.0 million for the same period in 2008. Our capital expenditures for our lease fleet decreased 70.9% in the nine months of 2009 compared to the same period in 2008, as we acquired fewer units due to the economic slow down. Proceeds from sale of lease fleet units increased 43.9% compared to the same period in 2008. At the end of 2008, we restructured our manufacturing operations to right-size our manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. As a result of the acquisition and the current economic conditions, we anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $7.3 million for the nine months ended September 30, 2009 compared to $10.7 million for the same period in 2008. The majority of the 2009 expenditures were for technology and communication improvements for our telephone GPS handheld devices and computer systems, delivery equipment (trucks, trailers and forklifts) and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $62.9 million during the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $8.1 million for the same period in 2008. During the nine months ended September 30, 2009, we reduced total debt by $63.5 million. This decrease in total debt was negatively impacted during the period by currency exchange rates which caused an increase to amount of borrowings outstanding under the credit facility of approximately $10.4 million.
At September 30, 2009, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the nine months ended September 30, 2009, of $1.5 million net of applicable income taxes of $1.0 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $350.0 million of Senior Notes, together with other, primarily unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from 1 to 11 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At September 30, 2009, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.2 million in letters of credit.
We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time to purchase delivery, transportation and yard equipment and currently, as a result of the Merger, have commitments for $4.4 million in remaining capital lease obligations at September 30, 2009.

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
Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage and mobile office units are recognized on a straight-line basis. Delivery and hauling revenues and expenses from our portable storage and mobile office units are recognized when these services are earned. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.
Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the statement of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested shares. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $1.2 million of total unrecognized compensation costs related to stock options at September 30, 2009 that are expected to be recognized over a weighted-average period of 1.1 years and $16.8 million of total unrecognized compensation costs related to nonvested share-awards at September 30, 2009 that are expected to be recognized over a weighted-average period of 3.1 years. See Note G to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivable. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(In thousands except per share data)
As Reported:
Net income	$13,276	$8,120	$28,795	$21,813
Diluted earnings per share	$0.31	$0.19	$0.77	$0.51

As adjusted for change in estimates:
Net income	$12,929	$8,063	$28,203	$21,530
Diluted earnings per share	$0.30	$0.19	$0.75	$0.50
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
We operate on one reportable segment, which is comprised of three reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At September 30, 2009 there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2008, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. We determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus we performed step two of the impairment test for these two reporting units.

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

		Useful	Three Months Ended			Nine Months Ended
	Salvage	Life in	September 30,			September 30,
	Value	Years	2008		2009	2008		2009
	(In thousands except per share data)
As reported (1):	55%	30
Net income			$	N/A	$8,120	$	N/A	$21,813
Diluted earnings per share			$	N/A	$0.19	$	N/A	$0.51

As adjusted for change in estimates:	70%	20
Net income				$13,276	$8,120		$28,795	$21,813
Diluted earnings per share				$0.31	$0.19		$0.77	$0.51

As adjusted for change in estimates (2):	62.5%	25
Net income				$13,276	$8,120		$28,795	$21,813
Diluted earnings per share				$0.31	$0.19		$0.77	$0.51

As adjusted for change in estimates:	50%	20
Net income				$11,988	$6,684		$25,205	$17,526
Diluted earnings per share				$0.28	$0.15		$0.67	$0.41

As adjusted for change in estimates:	40%	40
Net income				$13,276	$8,120		$28,795	$21,813
Diluted earnings per share				$0.31	$0.19		$0.77	$0.51

As adjusted for change in estimates:	30%	25
Net income				$11,602	$6,253		$24,128	$16,239
Diluted earnings per share				$0.27	$0.14		$0.64	$0.38

As adjusted for change in estimates:	25%	25
Net income				$11,344	$5,965		$23,410	$15,382
Diluted earnings per share				$0.26	$0.14		$0.62	$0.36

(1)	Effective April 2009

(2)	Prior to April 2009
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
Purchase Accounting. We account for acquisitions, under the purchase method. Under the purchase method of accounting, the price paid by us, including the value of the redeemable convertible preferred stock, was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired and the fair value of the convertible redeemable participating preferred stock issued at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be subject to annual impairment testing.
The estimated fair values of assets acquired, liabilities assumed and convertible redeemable participating preferred stock issued were based on internal estimates and are subject to change. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities acquired was recorded as goodwill.
Earnings Per Share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net earnings net of the earnings allocable to preferred stock. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and convertible preferred stock using the treasury stock method.
There have been no other significant changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Codification Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The codification was effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. The Company’s accounting policies were not affected by the conversion to ASC.
Fair Value Measurements. In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company adopted the deferred provisions of this guidance on January 1, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.
Interim Disclosures about Fair Value. In April 2009, the FASB issued accounting guidance that requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, and was early adopted by the Company for the quarter ended March 31, 2009, and had no impact on the Company’s consolidated balance sheets or statements of income or cash flows.

Business Combinations. On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Because the majority of the provisions of the new accounting guidance are applicable to future transactions, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
Determining the Useful Life of Intangible Assets. On January 1, 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. Because this accounting guidance is applicable to future transactions, the adoption of did not have an impact on the Company’s consolidated financial statements.
Subsequent Events. On April 1, 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were or were available to be issued. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements. See Note 1 for additional discussion of the Company’s evaluation of subsequent events.
Transfers of Financial Assets. In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard is effective for the Company for transfers occurring on or after January 1, 2010. The Company does not expect the adoption of this accounting standard to have a material effect on its consolidated financial statements and related disclosures.
Fair Value Measurement of Liabilities. In August 2009, FASB issued guidance providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1. A valuation technique that uses:
a. The quoted price of the identical liability when traded as an asset.
b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
2. Another valuation technique that is consistent with the principles in the FASB’s guidance (two examples would be an income approach or a market approach).
This guidance also clarifies that (i) when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.
Multiple Element Arrangements. In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for the Company for arrangements entered into after January 1, 2010. The Company currently does not expect this to have a material impact on its financial statements and disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS [CHRIS- ANY UPDATES?]
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Additionally, words like “usually” and “generally”, when used to refer to future performance or expected results, are forward-looking statements. Among the factors that could cause actual results to differ materially are the following:
•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries

•	our ability to manage growth at existing or new locations

•	our European operations may divert our resources from other aspects of our business

•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms

•	changes in the supply and price of used ocean-going containers

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units

•	competitive developments affecting our industry, including pricing pressures in newer markets

•	the timing and number of new branches that we open or acquire

•	our ability to protect our patents and other intellectual property

•	currency exchange and interest rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws

•	changes in generally accepted accounting principles

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas

•	increases in costs and expenses, including cost of raw materials and employment costs
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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2009, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200.0 million. For the nine months ended September 30, 2009, comprehensive income included $1.5 million, net of applicable income taxes of $1.0 million, related to the fair value of our interest rate swap agreements.
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

MOBILE MINI, INC.
Date: November 9, 2009	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer & Executive Vice President