Form 10-K
period 2009-12-31
MOBILE MINI INC
filed 2010-03-01
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2009 of the voting stock owned by non-affiliates of the registrant was approximately $508 million.

As of February 19, 2010, there were outstanding 36,258,593 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2009 FORM 10-K ANNUAL REPORT

i

Cautionary Statement about Forward Looking Statements

Our discussion and analysis in this Annual Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They include words such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. These forward-looking statements include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations are set forth below and are disclosed under “Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These are factors that we think could cause our actual results to differ materially from expected and historical results. Mobile Mini could also be adversely affected by other factors besides those listed. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, factors and risks identified herein.

ii

PART I

ITEM 1.	BUSINESS.

Mobile Mini, Inc.

We are the world’s leading provider of portable storage solutions. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. At December 31, 2009, we operated through a network of 118 locations in the United States, Canada, the United Kingdom and The Netherlands. Our portable units provide secure, accessible temporary storage for a diversified client base of customers, including large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies and inventory, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security offices and mobile offices. In addition to our leasing business, we also sell portable storage containers and mobile office units. Our sales revenues represented 9.9% and 10.3% of total revenues for the twelve months ended December 31, 2008 and 2009, respectively.

We were founded in 1983 and follow a strategy of focusing on leasing rather than selling our portable storage units. Leasing revenues represented approximately 89.1% of total revenues for the year ended December 31, 2009. We believe our leasing strategy is highly effective because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 32 months;

•	have average monthly lease rates that recoup our current investment on our remanufactured units within an average of 35 months; and

•	have long useful lives exceeding 30 years, relatively low maintenance and high residual values.

Our total lease fleet has grown significantly over the years to more than 257,000 units at December 31, 2009. We experienced a significant lease fleet unit increase in 2008 due to our acquisition of Mobile Storage Group in 2008. As a result of our focus on leasing, we have achieved substantial increases in our revenues, margins and profitability over the years prior to the recent economic recession. In addition to our leasing operations, we sell new and used portable storage units and provide delivery, installation and other ancillary products and services.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers that were built according to standards developed by the International Organization for Standardization (ISO), other steel containers and steel offices that we manufactured and mobile offices. We remanufacture and customize our purchased ISO containers by adding our proprietary locking and easy-opening premium door systems and steel security offices. Given their steel nature, these assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. We also have wood mobile office units in our lease fleet to complement our core steel portable storage products and steel security offices. We maintain our steel containers and offices on a regular basis. Repair and maintenance expense for our fleet has averaged 3.4% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold containers and steel security offices from our lease fleet at an average of 145% of original cost from 1997 through 2009.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. The fixed self-storage segment consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage segment.

We do offer non-fixed self-storage in secure containers from our fleet at some of our locations in the U.S. and the U.K.

The portable storage segment in which our business operates differs from the fixed self-storage segment in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented and remains primarily local in nature. We believe the portable storage market in the U.S. exceeds $1.5 billion in revenue annually. Portable storage solutions include containers, record vaults, van trailers and roll-off units. Although there are no published estimates of the size of the portable storage segment, we believe portable storage containers are achieving increased storage market share compared to other storage options and that this segment is expanding because of an increasing awareness that only containers provide ground level access and better protect against damage caused by wind or water than do other portable storage alternatives. As a result, containers can meet the needs of a diverse range of customers. Portable storage units such as ours provide ground level access, higher security and improved aesthetics compared with certain other portable storage alternatives such as van trailers.

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and we believe this industry generates approximately $5 billion in revenue annually in North America. We offer combined steel storage/office units and mobile offices in varying lengths and widths to serve the various requirements of our customers.

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

Competitive Strengths

Our competitive strengths include the following:

Market Leadership.  At December 31, 2009, we maintained a total lease fleet of more than 257,000 units and we are the largest provider of portable storage solutions in North America and the U.K. We believe we are creating brand awareness and the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have historically achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage needs.

Superior, Differentiated Products.  We offer the industry’s broadest range of portable storage products, with many features that differentiate our products from those of our competition. We remanufacture used ISO containers and have designed and manufactured our own portable storage units. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufacture provide 40% more usable storage space than the standard eight-foot-wide ISO containers offered by our competitors. The vast majority of our products have our patented locking system and multiple door options, including easy-open door systems. In addition, we offer portable storage units with electrical wiring, shelving and other customized features. This differentiation allows us to charge premium rental rates compared to the rates charged by our competition.

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

National Presence with Local Service.  We have the largest national network for portable storage solutions in the U.S. and the U.K. and believe it would be difficult to replicate. We have invested significant capital developing a national network of locations that serves most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our branch network through both opening branches in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units and locations necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers. Our network of local branches and operational yards allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that is made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with the customers that benefit from access to our wide selection of products that we offer.

Geographic and Customer Diversification.  At December 31, 2009, we operated from 118 locations of which 95 were located in the U.S, 3 in Canada, 19 in the U.K., and 1 in The Netherlands. We served approximately 101,000 customers from a wide range of industries in 2009. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. militaries, government agencies, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2009, our largest and our second-largest customers accounted for 1.7% and 0.7% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 6.1% of our leasing revenues. During 2009, approximately 60.8% of our customers rented a single unit. We believe this diversity also helps us to better weather economic downturns in individual markets and the industries in which our customers operate.

Customer Service Focus.  We believe the portable storage industry is particularly service intensive. Our entire organization is focused on providing high levels of customer service, and we have salespeople both at the national level and at our branch locations to better understand our customer’s needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, high product quality, differentiated and broad product selection and availability, and competitive lease rates. We conduct training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, we use a Net Promoter Score (NPS) system to measure and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our branches to our corporate headquarters. Our customized Enterprise Resource Planning (ERP) system also increases our responsiveness to customer inquiries and enables us to efficiently monitor our sales force’s performance. Approximately 56.8% of our 2009 leasing revenues were derived from repeat customers, which we believe is a result of our superior customer service.

Customized Enterprise Resource Planning System.  We have made significant investments in an ERP system for our U.S. and U.K. operations. These investments enable us to optimize fleet utilization, control pricing, capture detailed customer data, easily evaluate credit approval while approving it quickly, audit company results reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. In addition, we believe this system gives us a competitive advantage over smaller and less sophisticated local and regional competitors. Our ERP system allows us to carefully monitor, on a real time basis, the size, mix, utilization and lease rates of our lease fleet branch by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.  We focus on growing our core storage leasing business, which accounted for 81% of our fleet at December 31, 2009, because it provides recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America and in the U.K. and The Netherlands.

Maintain Strong EBITDA Margins.  One of the tools we use internally to measure our financial performance is EBITDA margins. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. In comparing EBITDA from year to year, we may further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at adjusted EBITDA. We define our EBITDA margins as EBITDA or adjusted EBITDA, divided by our total revenues, expressed as a percentage. We continue to manage this margin even during the recent downturn in the economic environment. Our objective is to maintain a relatively stable EBITDA margin through adjustments to our cost structure as revenues change.

Generate Strong Internal Growth.  We focus on increasing the number of portable storage units we lease at our existing branches to both new and repeat customers. We have historically generated strong internal growth within our existing markets through sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. We define internal growth as growth in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, excluding leasing revenue attributed to same-market acquisitions. Prior to the current recession, our internal growth rate historically was positive every quarter. Due to the acquisition of MSG, we were able to close locations and combine branch management in each of the cities with overlapping branches and reposition our lease fleet at our resulting branch locations to align with customer demand. As a result, comparing internal growth by branch for periods after this acquisition to periods before this acquisition is difficult.

Opportunistic Branch Expansion.  We believe we have attractive geographic expansion opportunities, and we have developed a new market entry strategy, which we replicate in each new market we enter in the U.S. and Europe. We typically enter a new market by acquiring the lease fleet assets of a small local portable storage business to minimize start-up costs and then overlay our business model onto the new branch. Our business model consists of significantly expanding our fleet inventory with our differentiated products, introducing our sophisticated sales and marketing program supported by increased advertising and direct marketing expenditures, adding experienced Mobile Mini personnel and implementing our customized ERP system. This implementation of our business model has generally enabled our new branches to achieve strong organic growth, including during their first several years of operation.

In 2008, we dramatically expanded our geographic locations in both the U.S. and the U.K. and we expanded our presence in some of our existing markets through the acquisition of MSG and four other smaller acquisitions. We have also identified other markets where we believe demand for portable storage units is underdeveloped. Typically, these markets are served by small, local competitors. Given the current economic environment, however, we are currently focused on optimizing our existing markets and entering new markets through greenfield operational yards. These greenfield operational yards are new start-up locations that do not have all the overhead associated with a fully staffed branch. They typically have drivers and yard personnel to handle deliveries and pick-ups.

Continue to Enhance Product Offering.  We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the years we introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we have also added wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (i.e., making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our design and manufacturing capabilities increase our ability to service our customers’ needs and expand demand for our portable storage solutions.

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced locally by our employee team at each of our branches, including management, sales personnel and yard facility employees. Some features of our different products are listed below:

•	Remanufactured and Modified Steel Storage Units. We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and installing new doors and our proprietary locking system. Modification typically involves splitting some containers into 5-, 10-, 15-, 20- or 25-foot lengths. We have also manufactured portable steel storage units for our lease fleet and for sale, including our ten foot wide units.

We generally purchase used ISO containers when they are 10 to 12 years old, a time at which their useful life as an ISO shipping container is over according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements that apply in the ISO shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers, truck them to our locations, remanufacture them by removing any rust, paint them with a rust inhibiting paint, and further customize them, typically by adding our proprietary easy-opening door system and our patented locking system. If we need to purchase ISO containers, as we had in the past, we believe we would be able to procure them at competitive prices because of our volume purchasing power.

•	Steel Security Office and Steel Security Office/Storage Units. We buy and historically have manufactured steel combination office/security and security office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We believe our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our European products include canteen units and drying rooms for the construction industry. For customers with space limitations, the office/canteen units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

•	Wood Mobile Office Units. We offer mobile office units, which range from 8 to 24 feet in width and 20 to 60 feet in length, and which we purchase from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Steel Records Storage Units. We market proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12 and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our product is a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers — Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other manufactured storage products, which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers — Non-Core Storage Units” below. At December 31, 2009, van trailers comprised less than 0.4% of our lease fleet net book value.

•	Timber Units — Non-Core Units. In connection with the MSG transaction, we acquired assets that were not part of our principal lease fleet. These assets include timber units in the U.K., which are older wood constructed mobile offices. We dispose of these non-core assets as opportunities permit.

•	Portable Toilets — Non-Core Units. Other units acquired in the MSG transaction include portable toilets, which are typically leased in conjunction with office unit leases in the U.K.

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary door locking system. In 2003 and 2006, we were issued United States patents in connection with our Container Guard Lock and our tri-cam locking system design. In 2006, we applied in several countries for patents for improvements or modifications to our tri-cam locking systems. These applications have been approved in Europe and China and are still pending in the United States and other countries.

Product Lives and Durability

We believe our steel portable storage units, steel security offices, and wood mobile offices have estimated useful lives of 30 years, 30 years, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 55% for our core steel products. Van trailers, which comprised 0.4% of the net book value of our lease fleet at December 31, 2009, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 3.4% of our lease revenues. Repainting the outside of storage units is the most common maintenance item.

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

Approximately 10.3% of our 2009 revenue was derived from sales of our units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our U.S. container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins increase for containers that have been in our lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 30 year useful life and 55% residual value (1.5% per year), in most cases fair value may not decline by nearly that amount due to the nature of the assets and our maintenance policy.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2009 based on the length of time in the lease fleet.

				Sales	Sales
				Revenue as a	Revenue as a
	Number of	Sales	Original	Percentage of	Percentage of
	Units Sold	Revenue	Cost(1)	Original Cost	Net Book Value
	(Dollars in thousands)

Sales fleet(2)	38,437	$123,100	$81,325	151%	151%
Lease fleet, by period held before sale:
Less than 5 years	27,622	$86,766	$59,768	145%	151%
5 to 10 years	4,840	$21,535	$14,742	146%	162%
10 to 15 years	1,195	$4,795	$3,361	143%	168%
15 to 20 years	188	$617	$439	141%	176%
20+ years	9	$33	$29	111%	161%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our branch when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location where the unit is first placed into service.

(2)	Includes sales of raw ISO containers.

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders and the appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of December 31, 2009, based on the latest orderly liquidation value appraisal in May 2009, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $911.6 million, which equates to 86.4% of our lease fleet net book value of $1.1 billion at year end. At December 31, 2008, our orderly liquidation value equated to 85.3% of the lease fleet net book value.

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

The following chart shows the average monthly lease rate that we currently receive for various types of containers that have been in our lease fleet for various periods of time. We have added our 10-foot-wide containers and security offices to the fleet and those types of units are not included in this chart. This chart includes the eight major types of containers in the fleet, but specific details of such type of unit are not provided due to competitive considerations.

		Age of Containers
		(By Number of Years in Our Lease Fleet)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar

Type 1	Number of units	6,034	1,438	2,020	123	6	9,621
	Average monthly rent	$68.02	$83.43	$85.22	$80.80	$78.54	$74.10
Type 2	Number of units	892	630	483	71	5	2,081
	Average monthly rent	$85.27	$87.29	$86.06	$81.17	$87.32	$85.93
Type 3	Number of units	17,530	2,344	1,701	519	87	22,181
	Average monthly rent	$67.03	$83.61	$85.42	$84.19	$83.11	$70.66
Type 4	Number of units	264	268	491	64	6	1,093
	Average monthly rent	$106.54	$102.34	$106.63	$100.88	$96.06	$105.16
Type 5	Number of units	480	275	709	25	1	1,490
	Average monthly rent	$103.89	$114.50	$124.03	$118.69	$119.17	$115.69
Type 6	Number of units	6,164	5,021	2,389	258	20	13,852
	Average monthly rent	$124.19	$124.60	$131.11	$127.02	$125.07	$125.59
Type 7	Number of units	20,151	9,522	2,349	100	41	32,163
	Average monthly rent	$111.52	$111.89	$121.22	$125.20	$112.67	$112.38
Type 8	Number of units	301	281	326	22	6	936
	Average monthly rent	$164.46	$161.26	$166.85	$156.30	$170.99	$164.18

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

In 2009, some of the steel units in our lease fleet were older than the 25 year originally assigned useful life. In April 2009, we evaluated our depreciation policy on steel units and changed their estimated useful life to 30 years with an estimated residual value of 55%, which effectively results in continual depreciation on these units at the same annual rate of book value as our previous depreciation policy of 25 year life and 62.5% residual value. This change had an immaterial impact on our consolidated financial statements at the date of the change in estimate.

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

Wood Mobile Office Units.  Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year), which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2009, our wood mobile offices were all less than ten years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last nine years.

The operating margins on mobile offices are lower than the margins on steel containers. However, these mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. These returns add to our overall profitability and operating margins.

Van Trailers — Non-Core Storage Units.  At December 31, 2009, van trailers made up less than 0.4% of the net book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products which we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over 7 years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

Timber Units — Non-Core Units.  These units are older wood constructed mobile offices in the U.K. and are depreciated over 5 years to 10% of their assigned value.

Portable Toilets — Non-Core Units.  Steel portable toilets are depreciated over 30 years to 55% of their residual value. Wood timber portable toilets are depreciated over 5 years to 10% of their residual value and we used to have fiberglass portable toilets that were depreciated over 3 years to 30% of their residual value.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Throughout the year we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we remanufacture and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Due to the number of units acquired in the MSG transaction and the current economic environment, we do not anticipate needing to purchase or acquire containers or offices to remanufacture or customize until the operating environment significantly improves. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of remanufacturing, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage and installing new doors, seals and a locking system. Additional modifications may involve the splitting of a unit to create several smaller units and adding customized features. The restoring and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes add custom features. We also will sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2008 and December 31, 2009:

	Dollars	Units
	(Dollars in thousands)

Lease fleet at December 31, 2008, net	$1,078,156	273,748
Purchases:
Container purchases including freight	694	307
Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	1,048	67
Wood mobile offices	41	2
Remanufacturing and customization of units purchased or obtained through acquisitions(1)	17,282	1,089	(3)
Other(2)	(10,707)	(3,291	)(4)
Cost of sales from lease fleet	(21,896)	(14,714)
Effect of exchange rate changes	10,122
Depreciation	(19,412)

Lease fleet at December 31, 2009, net	$1,055,328	257,208

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	Includes adjustments to valuation on acquired MSG units, primarily trailers, additional cost on splitting units and net transfers from finished goods.

(3)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and includes units moved from finished goods to lease fleet

(4)	Includes net units transferred in and out of lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2009:

			Percentage of
	Lease Fleet	Number of Units	Units
	(In thousands)

Steel storage containers	$621,466	206,925	81%
Offices	526,951	41,946	16%
Van trailers	5,557	8,337	3%
Other (chassis and ancillary products)	2,651

	1,156,625
Accumulated depreciation	(101,297)

	$1,055,328	257,208	100%

Branch Operations

Our senior management analyzes and manages the business as one business segment and our operations across all branches concentrate on the same core business of leasing, using products that are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our one business segment into smaller management areas we call divisions, regions and branches. Each of our branches generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Further financial information by geography is provided in Note 17 to the consolidated financial statements appearing in Item 8 of this report.

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

At December 31, 2009, we operated from 118 locations of which 95 were located in the U.S, 3 in Canada, 19 in the U.K., and 1 in The Netherlands. We currently have 67 branches in the U.S., 1 branch in Canada, 17 branches in the U.K. and 1 branch in The Netherlands. Additionally, we have properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We currently have 32 operational yards. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. These operational yards do not have branch managers or sales people, but typically have a dispatcher and drivers assigned to them.

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Many branch managers also oversee our operational yards that reside within their geographic area. Branch managers report to regional managers who each generally oversee multiple branches. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in Europe). Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents and regional and branch managers.

Each branch has its own sales force and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Some of our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our other branches perform preventive maintenance tasks but outsource major repairs and other maintenance requirements.

Sales and Marketing

We have implemented a hybrid sales model consisting of a dedicated sales staff at all our branch locations as well as at our national sales center. Our local sales staff builds and strengthens relationships with local customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. Our dedicated national sales center handles primarily in-bound calls from new customers as well as existing customers not serviced by branch sales personnel. Our sales staff at the national sales center work with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, national sales center and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

Our sales force handles all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating cold calls. We have ongoing sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our ERP system and our customer relationship management software and tools. This enables the sales and marketing team to share leads and other information and permits management to monitor and review sales and leasing productivity on a branch-by-branch basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales and marketing employees are compensated primarily on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 1,100 U.S. customers and 60 European customers currently participate in our National Account Program. We also provide our national account customers with service guarantees which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We focus an increasing portion of our marketing expenditures on internet-based initiatives with web-based products and services for both existing customers and potential customers. We also advertise our products in the yellow pages and use a targeted direct mail program. In 2009, we mailed approximately 2.8 million product brochures to existing and prospective customers. These brochures describe our products and features and highlight the advantages of portable storage.

Customers

During 2009, approximately 101,000 customers leased our portable storage, combination storage/office and mobile office units, compared to approximately 118,000 in 2008. Our customer base is diverse and consists of businesses in a broad range of industries. Our largest single leasing customer accounted for only 1.8% of our leasing revenues in 2008 and 1.7% in 2009. Our next largest customer accounted for approximately 0.7% of our leasing revenues in both 2008 and 2009. Our twenty largest customers combined accounted for approximately 5.2% of our lease revenues in 2008 and approximately 6.1% of our lease revenues in 2009. Approximately 60.8% of our customers rented a single unit during 2009.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit SIC (Standard Industrial Classification) manual published by the U.S. Bureau of the Census.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2009:

	Approximate
	Percentage of	Representative
Business	Units on Lease	Customers	Typical Application

Consumer service and retail businesses	33.5%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, record storage and seasonal needs
Construction	27.9%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Industrial and commercial	21.5%	Distributors, trucking and utility companies, finance and insurance companies and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Government and Institutions	10.1%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Consumers	6.0%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location
Other	1.0%

Remanufacturing

Historically, we have built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufactured used ISO containers at our Maricopa, Arizona facility. We continue to remanufacture used ISO containers by adding our proprietary locking and easy-opening door systems at some of our branch locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoring operations. We typically buy these raw materials on a purchase order basis. We do not have long-term contracts with vendors for the supply of any raw materials. After integrating the assets and operations we acquired in the MSG acquisition, we leveraged our combined fleet and restructured our manufacturing operations, reducing overhead and capital expenditures for our lease fleet. We accomplished this primarily by reducing our work force at our Maricopa, Arizona manufacturing facility in December 2008 by approximately 90%, in addition to reducing manufacturing and remanufacturing staff at other locations. Additionally, we essentially halted new production activities other than completing existing work in process assignments. For the near future, we expect our Maricopa, Arizona facility, with a limited staff, will predominately be used for remanufacturing and rebranding units acquired in acquisitions to be compliant with our lease fleet standards and for repairs and maintenance on our existing lease fleet.

Vehicles

At December 31, 2009, we had a fleet of 734 delivery trucks, of which 574 were owned and 160 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning and Customer Relationship Management (CRM) Systems

We use a customized ERP system to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and to allow international growth using the same ERP system throughout the company. This system consists of a wide-area network that connects our headquarters and all of our branches. Our Tempe, Arizona corporate headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the system daily at the branch level and verified through monthly physical inventories by branch or corporate employees. Branch salespeople also use the CRM system to track customer leads and other sales data, including information about current and prospective customers. We have made significant investments to our ERP and CRM systems over the years, and we intend to continue that investment to further optimize the features of this system for both our North American and European operations.

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception. However, if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2009, our steel storage containers initially have an average intended term of approximately 8 months at inception, however the average duration for these leases that have fulfilled their term agreement was 32 months to date. The average monthly rental rate on these units was approximately $104 per month. Our security, security/storage and mobile offices typically have an average intended lease term of approximately 11 months. The average duration of all office leases that have fulfilled their term agreement was 23 months in 2009. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances. This provides us with an additional source of recurring revenue. The customer’s possessions stored within the portable storage unit are typically the responsibility of the customer.

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

Employees

As of December 31, 2009, we employed approximately 1,475 full-time employees in the following major categories:

Management	160
Administrative	355
Sales and marketing	270
Manufacturing	165
Drivers and storage unit handling	525

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. Other than when in a challenging economic environment, this seasonality has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing the impact of this seasonality on our operations.

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition to this Form 10-K, we incorporate by reference as identified herein, certain information from parts of our proxy statement for the 2010 Annual Meeting of Stockholders, which we expect to file with the SEC on or about April 30, 2010, which will also be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our web site. Information contained on our web site is not part of this Annual Report.

ITEM 1A.	RISK FACTORS.

A continued economic slowdown, particularly in the non-residential construction sector of the economy, could reduce demand from some of our customers, which could negatively impact our financial results.

The current recession has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for portable storage and mobile offices. These events have also caused substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector. These events could have a number of different effects on our business, including:

•	reduction in consumer and business spending, which would result in a reduction in demand for our products;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and

•	an increase in counterparty risk.

Additionally, at the end of 2008 and 2009, customers in the construction industry, primarily in non-residential construction, accounted for approximately 36% and 28%, respectively, of our leased units. If the current economic slowdown in the non-residential construction sector continues, we may continue to experience less demand for leases and sales of our products. Because most of the cost of our leasing business is either fixed or semi-

variable, our margins will contract if revenue continues to fall without similar changes in expenses, which may be difficult to achieve, and which ultimately may result in having a material adverse effect on our financial condition.

Global capital and credit markets conditions could have an adverse effect on our ability to access the capital and credit markets, including via our credit facility.

Due to the disruptions in the global credit markets in 2009, liquidity in the debt markets has been materially impacted, making financing terms for borrowers less attractive or, in some cases, unavailable altogether. Renewed disruptions in the global credit markets or the failure of additional lending institutions could result in the unavailability of certain types of debt financing, including access to revolving lines of credit.

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

Additionally, in the future we may need to raise additional funds to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations arising out of the agreements governing such debt. If we fail to raise capital when needed, our business will be negatively affected.

We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The portable storage and mobile office industries are highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are and have lower fixed costs and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, and the price, size, and attractiveness of our rental units. Our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. In May 2007, we issued $150.0 million in aggregate principal amount of 6.875% Senior Notes. These notes were issued at 99.548% of par value. In connection with our acquisition of Mobile Storage Group, we assumed approximately $544.9 million of Mobile Storage Group’s indebtedness with an acquisition date fair value of $540.9 million. On June 27, 2008, we entered into an ABL Credit Agreement under which we may borrow up to $900.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. At December 31, 2009, we had approximately $824.2 million of indebtedness. Our substantial indebtedness could have adverse consequences. For example, it could:

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

The indentures governing our 6.875% Senior Notes and the 9.75% Senior Notes originally issued by MSG, which we assumed as part of our acquisition of Mobile Storage Group and, to a lesser extent our revolving credit facility agreement, contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. Our Senior Notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100 million in borrowing availability.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines under appraisals our lenders receive, we cannot borrow as much. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would be in breach of certain of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our obligations under, our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” for disclosure regarding the amount of cash required to service our debt.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune time, or the proceeds that we realize may not be adequate to meet debt service obligations when due.

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

The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock on The Nasdaq Global Select Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geopolitical events or the financial markets;

•	variations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	other developments affecting us, our industry, customers or competitors;

•	changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors;

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ businesses, particularly those operating in the construction sectors;

•	rental rate changes in response to competitive factors;

•	bankruptcy or insolvency of our customers, thereby reducing demand for our used units;

•	seasonal rental patterns, with rental activity tending to be lowest in the first quarter of the year;

•	timing of acquisitions of companies and new location openings and related costs;

•	labor shortages, work stoppages or other labor difficulties;

•	possible unrecorded liabilities of acquired companies;

•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, or impairment of assets;

•	the operating and stock price performance of companies that investors deem comparable to us; and

•	the number of shares available for resale in the public markets under applicable securities laws.

Fluctuations between the British pound and U.S. dollar could adversely affect our results of operations.

We derived approximately 14.7% of our total revenues in 2009 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize on a consolidated basis from our U.K. business. In 2007, the British pound was at or near a multi-year high against the U.S. dollar, and we cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2009, we had $513.2 million of goodwill on our consolidated balance sheets after the impairment charges discussed below. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

In 2008, we recognized an impairment of approximately $13.7 million primarily relating to our operations in the U.K. In 2009, we did not recognize any impairment. For more information, see the Notes to Consolidated Financial Statements included in our financial statements contained in this Annual Report.

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

The supply and cost of used ISO containers fluctuates, which can affect our pricing and our ability to grow.

As needed, we purchase, remanufacture and modify used ISO containers in order to expand our lease fleet. If used ISO container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. Our competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. These events would cause our revenues and our earnings to decline.

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

If we fail to retain key management and personnel, we may be unable to implement our business plan.

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our CEO and operational management. Our success in attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions, as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

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

If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer.

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

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by containers, offices or trailers rented or sold by us, (2) motor vehicle accidents involving our vehicles and our employees, (3) employment-related claims, (4) property damage, and (5) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.

If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which may lead to lower revenues, as well as additional similar claims being filed.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including patents to our locking system. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information and patents, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own several properties in the U.S., including our facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. In the U.K., we own two locations. We lease all of our other locations. All of our major leased properties have remaining lease terms of between 1 and 16 years and we believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our branch locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be 1 to 16 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

Four of our leased properties are with related persons and the terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of our Board of Directors.

Our Maricopa facility is on approximately 43 acres. The facility housed our manufacturing, assembly, restoring, painting and vehicle maintenance operations. At the end of 2008, we restructured our manufacturing operations, and as a result, this facility for the near future will be primarily used to rebrand, remanufacture and do repairs and maintenance on our existing lease fleet and to store any excess units in our fleet.

We lease our corporate and administrative offices in Tempe, Arizona. These offices have approximately 35,000 square feet of office space. The lease term expires in December 2014. Our European headquarters is located in Stockton-on-Tees, United Kingdom where we lease approximately 10,000 square feet of office space. The term on this lease expires in July, 2017.

ITEM 3.	LEGAL PROCEEDINGS.

We are party from time to time to various claims and lawsuits which arise in the ordinary course of business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial condition, results of operations or cash flows.

In 2009, in order to avoid the uncertainties of litigation, we agreed to settle a purported class action claim relating to California wage and hour laws. Under the proposed settlement, we will pay at least $467,000 to settle claims relating to certain California employees. Under the settlement agreement, we may be liable for up to a maximum of $660,000 in claims. We believe the settlement will be approved by the California court and payments will be made in 2010.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Prices

Our common stock trades on The Nasdaq Global Select Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the Nasdaq Stock Market.

	2008		2009
	High	Low	High	Low

Quarter ended March 31,	$20.13	$14.07	$15.79	$8.26
Quarter ended June 30,	$25.31	$18.61	$15.18	$11.02
Quarter ended September 30,	$26.14	$15.00	$18.25	$13.85
Quarter ended December 31,	$19.37	$10.88	$17.96	$13.77

We had 87 holders of record of our common stock on February 16, 2010, and we estimate that we have more than 4,300 beneficial owners of our common stock.

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

The preferred stock is convertible into 8.6 million shares of our common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into our common stock if, after the first anniversary of the issuance of the preferred stock, our common stock trades above $23.00 per share for a period of 30 consecutive days. For additional information, see “Notes to Consolidated Financial Statements — Preferred Stock”.

On August 8, 2007, our Board of Directors approved a common stock repurchase program authorizing up to $50.0 million of our outstanding shares to be repurchased over a six-month period which expired in February 2008. We had repurchased 2.2 million shares for approximately $39.3 million under this authorization prior to December 31, 2007.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the Nasdaq Composite Index if $100 were invested in our common stock and each index on December 31, 2004.

STOCK PERFORMANCE GRAPH
Mobile Mini, Inc.
At December 31, 2009

Total Return* Performance

	Period Ended December 31,
Index	2004	2005	2006	2007	2008	2009
Mobile Mini, Inc.	$100.0	$143.46	$163.08	$112.23	$87.29	$85.29

Standard & Poor’s SmallCap 600	$100.0	$107.68	$123.96	$123.59	$85.19	$106.97

Nasdaq Stock Market Index (U.S.)	$100.0	$102.13	$112.19	$121.68	$58.64	$84.28

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share and operating data)

Consolidated Statements of Income Data:
Revenues:
Leasing	$188,578	$245,105	$284,638	$371,560	$333,521
Sales	17,499	26,824	31,644	41,267	38,605
Other	1,093	1,434	2,020	2,577	2,335

Total revenues	207,170	273,363	318,302	415,404	374,461

Costs and expenses:
Cost of sales	10,845	17,186	21,651	28,044	25,795
Leasing, selling and general expenses	109,257	139,906	166,994	212,335	192,861
Integration, merger and restructuring expense	—	—	—	24,427	11,305
Goodwill impairment	—	—	—	13,667	—
Depreciation and amortization	12,854	16,741	21,149	31,767	39,082

Total costs and expenses	132,956	173,833	209,794	310,240	269,043

Income from operations	74,214	99,530	108,508	105,164	105,418
Other income (expense):
Interest income	11	437	101	135	29
Other income	3,160	—	—	—	—
Interest expense	(23,177)	(23,681)	(24,906)	(48,146)	(59,504)
Debt extinguishment expense	—	(6,425)	(11,224)	—	—
Foreign currency exchange gains (loss)	—	66	107	(112)	(88)

Income before provision for income taxes	54,208	69,927	72,586	57,041	45,855
Provision for income taxes	20,220	27,151	28,410	28,000	18,057

Net income	33,988	42,776	44,176	29,041	27,798
Earnings allocable to preferred stock	—	—	—	(2,739)	(5,431)

Net income available to common stockholders	$33,988	$42,776	$44,176	$26,302	$22,367

Earnings per share:
Basic	$1.14	$1.25	$1.24	$0.77	$0.65

Diluted	$1.10	$1.21	$1.22	$0.75	$0.64

Weighted average number of common and common share equivalents outstanding:
Basic	29,867	34,243	35,489	34,155	34,597
Diluted	30,875	35,425	36,296	38,875	43,252
Other Data:
EBITDA(1)	$90,239	$116,774	$129,865	$136,954	$144,441
Net cash provided by operating activities	69,249	76,884	91,299	98,518	86,770
Net cash (used in) provided by investing activities	(113,275)	(192,763)	(138,682)	(97,913)	3,048
Net cash provided by (used in) financing activities	43,282	116,966	48,427	(6,689)	(82,999)
Operating Data:
Number of branches (at year end)	51	62	66	94	91
Lease fleet units (at year end)	116,317	149,615	160,116	273,748	257,208
Lease fleet covenant utilization (annual average)	82.9%	82.7%	79.6%	75.0%	59.2%
Lease revenue growth (reduction) from prior year	25.8%	30.0%	16.1%	30.5%	(10.2)%
Operating margin	35.8%	36.4%	34.1%	25.3%	28.2%
Net income margin	16.4%	15.6%	13.9%	7.0%	7.4%
EBITDA margin(3)	43.6%	42.7%	40.8%	33.0%	38.6%

	At December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data:
Lease fleet, net	$550,464	$697,439	$802,923	$1,078,156	$1,055,328
Total assets	704,957	900,030	1,028,851	1,798,857	1,754,039
Total debt	308,585	302,045	387,989	907,206	824,246
Stockholders’ equity	267,975	442,004	457,890	495,228	547,624

Reconciliations of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

EBITDA(1)	$90,239	$116,774	$129,865	$136,954	$144,441
Senior Note redemption premiums	—	(4,987)	(8,926)	—	—
Interest paid	(21,727)	(24,770)	(27,896)	(33,032)	(54,817)
Income and franchise taxes paid	(495)	(733)	(797)	(667)	(1,055)
Provision for loss from natural disasters	1,710	—	—	—	—
Provision for restructuring charge	—	—	—	5,626	(19)
Goodwill impairment	—	—	—	13,667	—
Share-based compensation expense	19	3,066	4,028	5,656	5,782
Gain on sale of lease fleet units	(3,529)	(4,922)	(5,560)	(9,849)	(11,661)
Loss on disposal of property, plant and equipment	704	454	203	567	71
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(5,371)	(6,580)	(2,119)	2,201	21,327
Inventories	(4,823)	628	(610)	7,655	3,691
Deposits and prepaid expenses	(480)	(1,446)	(1,754)	177	3,412
Other assets and intangibles	(19)	(4)	318	105	(845)
Accounts payable and accrued liabilities	13,021	(596)	4,547	(30,542)	(23,557)

Net cash provided by operating activities	$69,249	$76,884	$91,299	$98,518	$86,770

Reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands except percentages)

Net income	$33,988	$42,776	$44,176	$29,041	$27,798
Interest expense	23,177	23,681	24,906	48,146	59,504
Income taxes	20,220	27,151	28,410	28,000	18,057
Depreciation and amortization	12,854	16,741	21,149	31,767	39,082
Debt restructuring/extinguishment expense	—	6,425	11,224	—	—

EBITDA(1)	90,239	116,774	129,865	136,954	144,441
Hurricane Katrina expense(4)	1,710	—	—	—	—
Other income(5)	(3,160)	—	—	—	—
Integration, merger and restructuring expense(6)	—	—	—	24,427	11,305
Goodwill impairment(7)	—	—	—	13,667	—
Class action settlement, other(8)	—	—	—	—	835

Adjusted EBITDA(2)	$88,789	$116,774	$129,865	$175,048	$156,581

EBITDA margin(3)	43.6%	42.7%	40.8%	33.0%	38.6%

Adjusted EBITDA margin(3)	42.9%	42.7%	40.8%	42.1%	41.8%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the facility’s applicable interest rate in effect at the end of each measurement period.

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

• Debt restructuring or extinguishment expense — debt restructuring and extinguishment expenses are not deducted in our various calculations made under our prior credit agreements and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

(2)	Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period over period results without regard to transactions that potentially distort the performance of our core business operating results.

(3)	EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin in the selected financial data under “Operating Data” so as not to imply that more emphasis be placed on this measure than the corresponding GAAP measure.

(4)	Hurricane Katrina expense represents the damages we sustained based on our assessment, primarily at our New Orleans, Louisiana branch and to units at our customer locations.

(5)	Other income represents our net proceeds to a settlement agreement to which a third party reimbursed us for a portion of losses sustained in two lawsuits.

(6)	Integration, merger and restructuring expense represents costs we incurred or accrued in connection with the merger with MSG and the costs in connection with the restructuring of our manufacturing operations as a result of the MSG merger.

(7)	Goodwill impairment represents a non-cash charge for a portion of our goodwill relating to our United Kingdom and The Netherlands operations.

(8)	Class action settlement expense represents costs incurred and the estimated settlement cost of a purported class action lawsuit that management decided to settle in order to avoid the uncertainties and cost of continued litigation and other non-core leasing expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion takes into consideration our acquisition of Mobile Storage Group on June 27, 2008. The operations of Mobile Storage Group are included in our operating results for only six months of the twelve months ended December 31, 2008. There were no acquisitions consummated in 2009. Additionally, in 2008, the results of operations include four other acquisitions (beyond Mobile Storage Group) we completed during 2008. The results of operations for 2007 also include four acquisitions and one start-up location that we completed in 2007.

Executive Summary

2009 was a challenging year for us globally with the economic recession still significantly impacting all aspects of business industries and consumers. Although our total revenue decreased approximately 9.9% from the 2008 level, we continued to take the necessary measures in 2009 to keep the business right-sized, primarily by further reducing headcount and reductions in other areas of non-essential expenses. These and other cost measures allowed us to increase our operating margin to 28.2% of total revenues from 25.3% in 2008. We continued to be cash flow positive (after capital expenditures) in 2009.

In the third quarter of 2008, we enacted a selective price increase focusing on customers who have had units out on rent for an extended period of time and those revenue benefits were realized in 2009. Additionally, we did another selective rate increase in the second quarter of 2009. To date, we have observed no measurable difference in the attrition rates for the affected customers.

We are also investing in our business with the adoption of a hybrid sales model incorporating a local as well as centralized component, with both groups incentivized on the basis of performance. The salespeople at the branches continue to be focused on large multi-unit local customers that benefit from local service such as construction customers, while those in our new National Sales Center (“NSC”) in Tempe, Arizona are targeting our other customers, primarily non-contractors. While we have reduced salespeople at the branches and are hiring for the NSC, because of the expected efficiencies in our approach and team-design of the NSC, this hybrid approach will result in a net salesperson headcount reduction. A similar program is underway in Europe.

The recession and credit crisis in the U.S. and the U.K. continued to curtail non-residential construction activity throughout 2009 and we expect these factors to continue to negatively affect our consolidated revenues at least through the second quarter of 2010. In late 2008, we restructured our manufacturing operations to reduce costs and implemented two rounds of company-wide reductions which together resulted in cost savings in 2009 in addition to further headcount reductions we made in 2009. We continually monitor activity levels through a variety of metrics we use to find efficiencies in the number of drivers, dispatchers, managers, salespeople and corporate staff needed in the evolving business environment. As a result, we have continued to reduce headcount in 2010 in areas where we believe we can find efficiencies without negatively impacting customer service and sales activity levels.

In 2009, we continued to identify certain branch operations that we converted to operational yards which operate at a lower cost structure than traditional branches. We monitor the effectiveness of our branches and where possible, we will continue to migrate some of our branches to operational yards in 2010.

We believe these continued efforts, coupled with only nominal fleet purchases and maintenance expense, will allow us to continue to generate free cash flow in 2010 and pay down debt, which remains a top corporate priority. We have reduced borrowings under our $900.0 million asset based revolving credit facility from $554.5 million at December 31, 2008 to $473.7 million at December 31, 2009, leaving us with $342.7 million of unused borrowing capacity under our facility. This $80.8 million in debt reduction was negatively impacted by unfavorable foreign exchange rates that effectively increased our borrowings on the line of credit by approximately $10.5 million. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100.0 million in borrowing availability.

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

General

We are the world’s leading provider of portable storage solutions, through a total lease fleet of more than 257,000 portable storage and mobile office units at December 31, 2009. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.

We derive most of our revenues from leasing of portable storage containers and mobile offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell mobile office units. We also sell non-core assets, in particular van trailers and timber units, when the opportunity arises. Our sales revenues as a percentage of total revenues represented 10.3% of revenues in 2009.

On June 27, 2008, we acquired the outstanding shares of Mobile Storage Group through a merger of a wholly-owned subsidiary of Mobile Mini into Mobile Storage Group’s ultimate parent, MSG WC Holdings Corp. Immediately thereafter, each of MSG WC Holdings Corp. and two of its direct subsidiaries merged with and into Mobile Mini and Mobile Storage Group became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” or “the acquisition” throughout this document.

The Merger was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our consolidated statements of income for the reporting periods ended December 31, 2008 and 2009, include certain estimated expenses expected to be incurred related to integration of the business acquired in the Merger and restructuring charges related to restructuring of our manufacturing operations as a result of the Merger.

Prior to acquiring MSG, Mobile Mini grew through both organic growth and smaller acquisitions, which we use to gain a presence in new markets. Typically, we enter a new market through the acquisition of the business of a smaller local competitor and then apply our business model, which is usually much more customer service and marketing focused than the business we acquired or its competitors in the market. If we cannot find a desirable acquisition opportunity in a market we wish to enter, we establish a new location from the ground up. As a result, a new branch location will typically have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new branch, we take advantage of operating efficiencies to improve operating margins at the branch and typically reach company average levels after several years. When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we generate high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level, contributes significantly to profitability. Conversely, additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs.

Following the Merger, we implemented our business model across the newly acquired MSG branches. While we realized significant cost reductions as a result of the combination of the two companies, costs of implementing our business model at the branches we acquired offset some of the cost reductions.

The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 28% and 36% of our units on rent at December 31, 2009 and December 31, 2008, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. In 2007, after three years of very strong growth in non-residential construction activity in the U.S, this sector began to moderate and then decline and the level of our construction related business began to slow down and then decline. This decline continued and adversely affected our results of operations in 2009 and we anticipate it will continue at least through the second quarter of 2010.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. For 2009, adjusted EBITDA does not include the integration, merger and restructuring expenses related to the MSG acquisition and non-core leasing expenses.

In managing our business, we measure our EBITDA margins from year to year based on the size of the branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the startup costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch by branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch will be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Because EBITDA, adjusted EBITDA, EBITDA margin and adjusted EBITDA margin are non-GAAP financial measures, as defined by the SEC, we include in this Annual Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the U.S. These reconciliations are included in Item 6, “Selected Financial Data”.

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are: (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ISO containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 3.4% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method using an estimated useful life of 30 years, after the date the unit is placed in service, with an estimated residual value of 55%. The depreciation policy is supported by our historical lease fleet data, which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We also have other non-core products that are added to our fleet as a result of acquisitions that have various other measures of useful lives and residual values. See “Item 1. Business — Product Lives and Durability”.

Our expansion program and other factors can affect our overall lease fleet asset utilization rate. During the last five fiscal years, our annual utilization levels averaged 75.9% and ranged from a low of 59.2% in 2009 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, historically with the low normally being realized in the first quarter and the high realized in the fourth quarter. However, with the challenging economic business environment, especially in the non-residential construction industry, we have seen a decline in our utilization rates compared to the same period in the prior year. We ended the 2009 year with an average lease fleet utilization rate of 59.2%, compared to 75.0% for 2008.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2005	2006	2007	2008	2009

Revenues:
Leasing	91.0%	89.7%	89.4%	89.5%	89.1%
Sales	8.5	9.8	9.9	9.9	10.3
Other	0.5	0.5	0.7	0.6	0.6

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	5.2	6.3	6.8	6.8	6.9
Leasing, selling and general expenses	52.8	51.2	52.5	51.1	51.5
Integration, merger and restructuring expense	—	—	—	5.9	3.0
Goodwill impairment	—	—	—	3.3	0.0
Depreciation and amortization	6.2	6.1	6.6	7.6	10.5

Total costs and expenses	64.2	63.6	65.9	74.7	71.9

Income from operations	35.8	36.4	34.1	25.3	28.1
Other income (expense):
Interest income	—	0.2	—	—	—
Other income	1.6	—	—	—	—
Interest expense	(11.2)	(8.7)	(7.8)	(11.6)	(15.9)
Debt extinguishment expense	—	(2.4)	(3.5)	—	—
Foreign currency exchange	—	—	—	—	—

Income before provision for income taxes	26.2	25.5	22.8	13.7	12.2
Provision for income taxes	9.8	9.9	8.9	6.7	4.8

Net income	16.4%	15.6%	13.9%	7.0%	7.4%

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Total revenues in 2009 decreased $40.9 million, or 9.9%, to $374.5 million from $415.4 million in 2008. Leasing, our primary revenue focus, accounted for approximately 89.1% of total revenues during 2009. Leasing revenues in 2009 decreased $38.0 million, or 10.2%, to $333.5 million from $371.5 million in 2008. This decrease in leasing revenues resulted from a 3.5% decrease in the average number of units on lease, and a 7.0% decrease in yield. Yield was primarily driven by lower ancillary revenues and the mix of the type of units on lease, while the average rental rate per unit remained virtually unchanged. In 2009, decline in both leasing and sales revenues was primarily the result of a reduction in business activity level due to a continued decline in non-residential construction activity and the economic recession. Our leasing revenues declined in the last two quarters of 2009 from the 2008 levels. Leasing revenues increased in the first two quarters of 2009 because the comparable quarters in 2008 excluded the MSG merger. Our leasing revenue growth, or decline, rate in 2009 over the same period in the prior year was 27.8%, 15.9%, (31.2)% and (29.1)% for the first, second, third and fourth quarters, respectively. Our revenues from the sale of units decreased $2.7 million, or 6.5%, to $38.6 million in 2009 from $41.3 million in 2008. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.6% of total revenues in both 2009 and 2008.

Cost of sales relate to our sales revenue and as a percentage of sales revenue decreased slightly to 66.8% in 2009 from 68.0% in 2008, thus the gross profit margin on sales improved 1.2% in 2009 over 2008 levels.

Leasing, selling and general expenses decreased $19.4 million, or 9.2% to $192.9 million in 2009 from $212.3 million in 2008. Leasing, selling and general expenses, as a percentage of total revenues, were 51.5% and 51.1% in 2009 and 2008, respectively. This slight increase as a percentage of revenues is due to a decline in leasing revenues, which were partially offset by the cost savings achieved in 2009. The $19.4 million decrease in 2009 is the result of cost synergies achieved in the MSG acquisition in addition to our cost cutting measures on the reduced revenue levels. These cost cutting measures primarily involved reductions in our workforce and migrating a number of our branches to operational yards. These operational yards do not have all the personnel and overhead expenses associated with a fully staffed branch. The major decreases in leasing, selling and general expenses for 2009 were: (1) delivery and freight costs, including fuel, which decreased $9.5 million, and were related to the pick up and delivery of containers by our drivers or third-party vendors, which were used for the delivery of our units, mainly wood modular offices; (2) payroll and related payroll costs, which decreased by $8.6 million primarily in connection with reductions in our workforce; and (3) repairs and maintenance expenses, which decreased $7.2 million, and which includes the costs of repairing and maintaining our lease fleet as well as our delivery equipment, primarily our trucks, trailers and forklifts. Fixed costs for building and land leases for our locations, including real property taxes, increased $4.2 million, due to the assumption of leases utilized by the locations added in the Merger and contractual rate increases at many of these locations.

Integration, merger and restructuring expenses for 2009 were $11.3 million as compared to $24.4 million in 2008. In 2009, these costs primarily represent costs related to reductions to our work force and the repositioning of fleet to their intended location. In 2008, these costs primarily represented estimated costs for exiting targeted Mobile Mini branch operations that overlapped with Mobile Storage Group’s properties, repositioning and relocating assets to their intended location and other costs associated with personnel and office expenses associated with the integration of the companies. Also included in the 2008 expense was our estimated cost for restructuring our manufacturing operations including severance, related benefit costs and asset impairment charges for the disposal of manufacturing equipment and inventories that were not used in the restructured environment.

Goodwill impairment in 2008 represented a non-cash charge for a portion of our goodwill related to our U.K. and The Netherlands operations. There were no goodwill impairment charges recorded in 2009. See Notes to Consolidated Financial Statements included in Item 8 in this report for a more detailed discussion.

EBITDA increased $7.4 million, or 5.5%, to $144.4 million, as compared to $137.0 million for the same period in 2008 and EBITDA margins were 38.6% and 33.0% of total revenues for 2009 and 2008, respectively. Adjusted EBITDA was $156.6 million in 2009 as compared to $175.0 million in 2008 and adjusted EBITDA margins were 41.8% and 42.1% of total revenues for 2009 and 2008, respectively.

Depreciation and amortization expenses increased $7.3 million, or 23.0%, to $39.1 million in 2009 from $31.8 million in 2008. The higher depreciation expense is primarily due to the depreciation of units acquired through prior years’ acquisitions. It also includes wood modular offices which have a higher depreciation rate than our steel units. Depreciation expense also includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet, and the customized ERP, CRM and other software systems to enhance our reporting environment. Depreciation and amortization expense also includes the amortization of customer relationships and trade name valuation that were associated with the MSG Merger. Since December 31, 2008, our lease fleet cost basis for depreciation increased only by $1.1 million. See “Critical Accounting Policies, Estimates and Judgments” within this Item 7.

Interest expense increased $11.4 million, or 23.6%, to $59.5 million in 2009 from $48.1 million in 2008. This increase is primarily due to the $540.9 million of debt we assumed in the Merger. Although at the time of the Merger, we assumed Mobile Storage’s $200.0 million of 9.75% senior notes and our interest rate spread under our revolving credit facility increased from LIBOR + 1.25% to LIBOR + 2.50%, our average borrowing rate declined slightly in 2009, due to lower prevailing LIBOR rates. The monthly weighted average interest rate on our debt was 6.2% for 2009 compared to 6.8% for 2008, excluding amortizations of debt issuance and other costs. Taking into account the amortization of debt issuance and other costs, the monthly weighted average interest rate was 6.8% in 2009 and 7.2% in 2008.

Provision for income taxes was based on an annual effective tax rate of 39.4% for 2009 as compared to an annual effective tax rate of 49.1% for 2008. Our 2008 effective tax rate was negatively affected by the goodwill impairment charge of $13.7 million related to our European operations which was not tax deductible. Our 2009 consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. At December 31, 2009, we had a federal net operating loss carryforward of approximately $216.8 million, which expires if unused from 2017 to 2029. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2009 was $27.8 million, as compared to $29.0 million in 2008. Our 2009 net income results were primarily achieved by maintaining our operating margins. The 2009 year was negatively affected by the $11.3 million ($7.0 million after tax), charge related to the integration, merger and restructuring expense. The 2008 year was negatively affected by the $24.4 million ($15.3 million after tax), charge related to the integration, merger and restructuring expense in addition to $13.7 million after tax charge for goodwill impairment.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Total revenues in 2008 increased $97.1 million, or 30.5%, to $415.4 million from $318.3 million in 2007. Leasing, our primary revenue focus, accounted for approximately 89.5% of total revenues during 2008. Leasing revenues in 2008 increased $86.9 million, or 30.5%, to $371.5 million from $284.6 million in 2007. This increase in revenues resulted from a 32.0% increase in the average number of units on lease as a result of the Merger in June 2008, offset by a 1.5% decrease due to unfavorable foreign currency exchange rates and virtually no change in average rental yield per unit (price). In 2008, our leasing revenue growth rate was 30.5% as compared to 16.1% in 2007. The increased growth rate in 2008 was due to the Merger, but was offset in part by a reduction in business activity due to a decline in non-residential construction activity and the economic recession. Our leasing revenue growth rate in 2008 over the same period in the prior year was 6.0%, 3.5%, 61.3%, and 47.3% for the first, second, third and fourth quarters, respectively. Our leasing revenues would have declined in the third and fourth quarters of 2008 without the MSG Merger. As a result of the Merger, we added 29 new branches in 2008 (18 branches in the U.S. and 11 in the U.K.). We also completed four smaller acquisitions in 2008, three where we combined acquired businesses in cities in which we already had existing operations and one in Hartford, Connecticut. Our sales of units accounted for 9.9% of total revenues in both 2008 and 2007. Our revenues from the sale of units increased $9.7 million, or 30.4%, to $41.3 million in 2008 from $31.6 million in 2007. This increase is related to the higher level of sales activity at our newer locations both in the U.S. and in the U.K. added as a result of the MSG Merger. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented approximately 0.6% of total revenues in 2008 and 0.7% in 2007.

Cost of sales relate to our sales revenue and as a percentage of sales revenue decreased slightly to 68.0% in 2008 from 68.4% in 2007.

Leasing, selling and general expenses increased $45.3 million, or 27.2%, to $212.3 million in 2008 from $167.0 million in 2007. Leasing, selling and general expenses, as a percentage of total revenues, were 51.1% and 52.5% in 2008 and 2007, respectively. This decrease as a percentage of revenues is due to the operating leverage associated with our leasing activities and in part, due to cost saving synergies related to the Merger that we realized during the last two quarters of 2008. The increase in 2008 of $45.3 million is primarily the result of the Merger, as the majority of our leasing, selling and general expenses increase occurred during the third and fourth quarters. The major increases in leasing, selling and general expenses for 2008 were: (1) payroll and related payroll costs, which increased by $22.0 million primarily in connection with the additional locations such as staffing for branch managers, sales and office personnel and yard personnel, including drivers, fork lift operators and dispatchers; (2) delivery and freight costs, which increased $10.0 million related to the increased delivery and pick-up of our rental fleet as well as the trucks we added at our newly acquired locations; and (3) building and land lease costs for our locations, which increased $2.5 million, including the assumption of leases utilized by the locations added in the Merger and contractual rate increases at our existing locations. The increased delivery and freight costs includes higher fuel costs, primarily during the first three quarters of 2008, and an increase in third-party vendors which we used for the delivery of our units, mainly wood modular offices. Part of the increased costs was passed on to our customers in the form of higher trucking rates.

Integration, merger and restructuring expenses in 2008 represent the costs for exiting Mobile Mini branch operations that overlapped with MSG’s properties, repositioning and relocating assets to their intended location, and other integration costs associated with personnel and office expenses. Also included in this expense is our cost for restructuring our manufacturing operations and includes severance, related benefit costs and asset impairment charges for the disposal of manufacturing equipment and inventories that are not being used in the restructured environment.

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

Depreciation and amortization expenses increased $10.6 million, or 50.2%, to $31.8 million in 2008 from $21.1 million in 2007. The higher depreciation expense is primarily due to the increase in our lease fleet over the prior year including the depreciation of units acquired through acquisitions. It also includes the lease fleet of additional wood modular offices, which have a higher depreciation rate than our steel units. Depreciation expense also includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet, and the customized ERP system to enhance our reporting environment. In 2008, depreciation and amortization expense includes the amortization of customer relationships and trade name valuation that were associated with the MSG Merger. Since December 31, 2007, our lease fleet cost basis for depreciation increased by $292.2 million. See “Critical Accounting Policies, Estimates and Judgments” within this Item 7.

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

Provision for income taxes was based on an annual effective tax rate of 49.1% for 2008 as compared to an annual effective tax rate of 39.1% for 2007. Our 2008 consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, the U.K. and The Netherlands. Our 2008 effective tax rate was negatively affected by the goodwill impairment charge of $13.7 million related to our European operations, which was not tax deductible. At December 31, 2008, we had a federal net operating loss carryforward of approximately $206.1 million, which expires if unused from 2017 to 2028. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

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

Liquidity and Capital Resources

Liquidity Summary

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to our cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. In 2008, we were cash flow positive (after capital expenditures but excluding the Merger) for the first time in our operating history. This positive cash flow continued in 2009.

During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow, our Senior Notes offering in May 2007, and through borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and a result of seasonal weather in some of our markets. During 2008 and 2009, we significantly reduced our capital expenditures and were able to fund capital expenditures for our lease fleet and fixed assets with cash flow from operations. We expect this trend to continue in 2010. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Revolving Credit Facility.  In connection with the Merger, we expanded our revolving credit facility to increase our borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.

On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2009, we had approximately $473.7 million of borrowings outstanding and $342.7 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of December 31, 2009.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Agreement, at the measurement date. Based on our debt ratio at December 31, 2009, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to their lenders.

The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited, based upon a U.K. borrowing base and additionally supported by the U.S. and Canada borrowing base, if necessary. For U.S. borrowings, which are denominated in Dollars, the borrowing base is based upon a U.S. and Canada borrowing base.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet, eligible inventory (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit. As of December 31, 2009, we had $342.7 million of excess availability under the Credit Agreement.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next 12 months. If not, we have sufficient borrowings available under our revolving credit facility to meet any additional funding requirements. We monitor the financial strength of our lenders on an on-going basis using publicly-available information. Based upon that information, we do not presently think that there is a likelihood that any of our lenders might not be able to honor its commitments under the Credit Agreement.

Operating Activities.  Our operations provided net cash flow of $86.8 million in 2009 as compared to $98.5 million in 2008 and $91.3 million in 2007. The $11.7 million decrease in 2009 over 2008 in cash provided by operating activities resulted from a decrease in net income, after giving effect to non-cash items, partially offset by a decrease in working capital. In 2009, there were decreases in receivables, inventories and deposits and prepaid expenses which were partially offset by decreases in accounts payable and accrued liabilities. The decreases are primarily due to the weakened economy, our restructured manufacturing operations and reduction of certain liabilities associated with the Merger. In 2008, there were decreases in both inventories and deposits and prepaid expenses providing positive cash flows, which were offset by decreases in accounts payable and accrued liabilities. These decreases were primarily a result of the Merger and the decrease in purchases of inventories due to the restructuring of our manufacturing operations in late 2008. In 2007, cash provided by operating activities was negatively affected by debt restructuring expense, which included a $8.9 million premium paid in connection with redeeming $97.5 million of our 9.5% Senior Notes, negatively impacted by increases in accounts receivable which was due to the general growth in our leasing activities by an increase in our sales activity related to our newly acquired European operations, and by an increase in deposits and prepaid expenses. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2009, we had a federal net operating loss carryforward of approximately $216.8 million and a net deferred tax liability of $155.7 million.

Investing Activities.  Net cash provided by investing activities was $3.0 million in 2009, compared to net cash used of $97.9 million in 2008 and $138.7 million in 2007. In 2009, we did not acquire any businesses, compared to cash payments for acquisitions of $33.3 million in 2008 and $9.7 million in 2007. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, provided net cash of $12.0 million in 2009 compared to a use of cash of $48.3 million in 2008 and $110.6 million in 2007. Capital expenditures for our lease fleet were $21.5 million and proceeds from sale of lease fleet units were $33.5 million for 2009, compared to net expenditures of $48.3 million in 2008. Our capital expenditures for our lease fleet decreased 71.9% in 2009 compared to 2008 as we acquired fewer units due to the economic slowdown. Proceeds from sale of lease fleet units increased 18.2% as compared to 2008. Additions to the lease fleet primarily included remanufacturing of prior acquisition units and manufactured or purchased steel and wood offices. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. At the end of 2008, we restructured our manufacturing operations to right-size our manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. As a result of the acquisition and the current economic conditions, we anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in prior acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $9.0 million in 2009, $16.4 million in 2008 and $18.4 million in 2007. Expenditures for property, plant and equipment in 2009 were primarily for technology and communication improvements for our telephone, GPS handheld devices and computer systems, delivery equipment and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information and communication systems. Our maintenance capital expenditures were approximately $0.1 million in 2009, $3.0 million in 2008 and $0.8 million in 2007.

Financing Activities.  Net cash used in financing activities was $83.0 million in 2009 as compared to $6.7 million in 2008 and net cash provided by financing activities of $48.4 million in 2007. In 2009, we reduced our net borrowings under our revolving credit facility by $80.9 million and other net debt obligations of $1.7 million in addition to redeeming $1.1 million principal amount of 9.75% Senior Notes. In 2008, we increased our borrowings under our revolving credit facility by $316.7 million, which we used primarily to fund the Merger, as well as other related expenses and costs associated with the credit agreement. In connection with the Merger we also assumed debt obligations, some requiring monthly installment payments. In 2007, we redeemed $97.5 million principal amount of outstanding 9.5% Senior Notes and completed an offering of $150.0 million principal amount 6.875% Senior Notes. Also in 2007, under a common stock repurchase program, we redeemed $39.3 million of our outstanding shares. Additionally, we received $0.3 million, $1.1 million and $5.6 million from the exercises of employee stock options and the related tax benefits in 2009, 2008 and 2007, respectively. As of December 31, 2009, we had $473.7 million of borrowings outstanding under our revolving credit facility, and approximately $342.7 million of additional borrowings were available to us under the facility.

Hedging Activities.  At December 31, 2009, we had eight interest rate swap agreements in place to fix interest rates paid on a total of $200.0 million of our outstanding debt. We entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2009, $550.6 million of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $273.7 million of borrowings under our credit facility are variable rate.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $348.9 million of Senior Notes, together with other, primarily unsecured notes payable obligations, and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 16 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.

At December 31, 2009, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.2 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we entered into capitalized lease obligations from time to time and as a result of the Merger, have commitments for $4.1 million in remaining capital lease obligations.

The table below provides a summary of our contractual commitments as of December 31, 2009. The operating lease amounts include certain real estate leases that expire in 2010, but have lease renewal options that we currently anticipate to exercise in 2010 at the end of the initial lease period.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Revolving credit facility	$473,655	$—	$—	$473,655	$—
Scheduled interest payment obligations under our revolving credit facility(1)	31,174	13,277	17,897	—	—
Senior Notes	348,850	—	—	198,850	150,000
Scheduled interest payment obligations under our Senior Notes(2)	153,656	29,700	59,400	59,400	5,156
Other long-term debt (insurance financing)	955	955	—	—	—
Scheduled interest payment obligations under our long-term debt(2)	12	12	—	—	—
Notes payable	173	163	10	—	—
Scheduled interest payment obligations under our notes payable(2)	1	1	—	—	—
Obligations under capital leases	4,061	1,484	2,135	442	—
Scheduled interest payment obligations under our capital leases(3)	492	254	209	29	—
Operating leases(4)	73,898	17,658	25,693	17,198	13,349

Total contractual obligations	$1,086,927	$63,504	$105,344	$749,574	$168,505

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 2.8% at December 31, 2009. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rate swap agreements.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 5.7% to 8.5%.

(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. Other than when in a challenging economic environment, this seasonality has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing our seasonality.

Critical Accounting Policies, Estimates and Judgments

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

Mobile Mini’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The SEC defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:

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

Share-Based Compensation.  We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the statement of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested shares. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. In 2009 the share-based compensation expense was reduced by $1.4 million to reflect anticipated shortfalls related to share-awards with vesting subject to a performance conditions. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $0.9 million of total unrecognized compensation costs related to stock options at December 31, 2009 that are expected to be recognized over a weighted-average period of 0.8 years and $20.0 million of total unrecognized compensation costs related to nonvested share-awards at December 31, 2009 that are expected to be recognized over a weighted-average period of 3.5 years. See Note 10 to the Consolidated Financial Statements for a further discussion on share-based compensation.

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

	Years Ended
	December 31,
	2008	2009
	(In thousands except per share data)

As reported:
Net income	$29,041	$27,798
Diluted earnings per share	$0.75	$0.64
As adjusted for hypothetical change in reserve estimates:
Net income	$28,245	$27,390
Diluted earnings per share	$0.73	$0.63

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

We operate in one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. We perform an annual impairment test on goodwill at December 31 using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

At December 31, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2008, we determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus we performed step two of the impairment test for these two reporting units. As of December 31, 2009, neither of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values, therefore step two was not required at December 31, 2009.

In step two of the impairment test, we are required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. We allocated the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. We reconciled the fair values of our three reporting units in the aggregate to our market capitalization at December 31, 2009.

The performance of our 2009 annual impairment analyses resulted in no impairment charges to the North America or U.K. reporting units, where all of our goodwill is recorded. The fair value of the North America and U.K. reporting units exceeded the carrying value at December 31, 2009 by 13% and 26%, respectively. At December 31, 2009, $447.2 million of our goodwill relates to the North America reporting unit and $66.0 million relates to the U.K. reporting unit.

The discount rates utilized in the 2009 analyses ranged from 13% to 14% while the terminal growth rates used in the discounted cash flow analysis were approximately 2%.

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

		Useful
	Residual	Life in
	Value	Years	2008		2009
	(In thousands except per share data)

As Reported(1):	55%	30
Net income			$	n/a	$27,798
Diluted earnings per share			$	n/a	$0.64
As adjusted for change in estimates:	70%	20
Net income				$29,041	$27,798
Diluted earnings per share				$0.75	$0.64
As adjusted for change in estimates(2):	62.5%	25
Net income				$29,041	$27,798
Diluted earnings per share				$0.75	$0.64
As adjusted for change in estimates:	50%	20
Net income				$25,038	$22,190
Diluted earnings per share				$0.64	$0.51
As adjusted for change in estimates:	40%	40
Net income				$29,041	$27,798
Diluted earnings per share				$0.75	$0.64
As adjusted for change in estimates:	30%	25
Net income				$23,837	$20,508
Diluted earnings per share				$0.61	$0.47
As adjusted for change in estimates:	25%	25
Net income				$23,037	$19,386
Diluted earnings per share				$0.59	$0.45

(1)	Effective April 2009

(2)	Prior to April 2009

Insurance Reserves.  Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. We provide for the estimated expense relating to the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

Contingencies.  We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate the resolution of such matters known at this time will have a material adverse effect on our business or consolidated financial position.

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

At December 31, 2009, we have a $1.1 million valuation allowance and have $109.1 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations and, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 12 years beginning in 2017, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2009, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

Recent Accounting Pronouncements

Accounting Standards Codification.  Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. The codification was effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. Our accounting policies were not affected by the conversion to ASC.

Fair Value Measurements.  In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). We adopted the deferred provisions of this guidance on January 1, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Business Combinations.  On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the FASB. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Because the majority of the provisions of the new accounting guidance are applicable to future transactions, the adoption of this guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Determining the Useful Life of Intangible Assets.  On January 1, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. Because this accounting guidance is applicable to future transactions, the adoption of this accounting guidance did not have an impact on our consolidated financial statements.

Subsequent Events.  On April 1, 2009 we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Transfers of Financial Assets.  In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard is effective for the Company for transfers occurring on or after January 1, 2010. We do not expect the adoption of this accounting standard to have a material effect on our consolidated financial statements and related disclosures.

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

This guidance also clarifies that (i) when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. This accounting guidance did not have a material impact on our financial statements and disclosures.

Multiple Element Arrangements.  In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for the Company for arrangements entered into after January 1, 2010. We currently do not expect this guidance to have a material impact on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement.  We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2009, we had eight interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200 million of debt. In 2009, comprehensive income included $2.3 million, net of income tax expense of $1.5 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

							Total at	Total Fair Value
	At December 31,						December 31,	at December 31,
	2010	2011	2012	2013	2014	Thereafter	2009	2009
	(In thousands, except percentages)

Debt:
Fixed rate	$2,602	$1,298	$847	$289	$199,003	$150,000	$354,039	$353,743
Average interest rate							8.48%
Floating rate(1)	$—	$—	$—	$473,655	$—	$—	$473,655	$473,655
Average interest rate							2.80%
Operating leases:	$17,658	$14,152	$11,541	$9,751	$7,447	$13,349	$73,898

(1)	Included in our floating rate line of credit facility are $200 million of fixed-rate swap agreements with a weighted average interest rate of 4.0275% that mature in 2010 and 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
March 1, 2010

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2008	2009

ASSETS
Cash	$3,184	$1,740
Receivables, net of allowance for doubtful accounts of $7,193 and $3,715, respectively	61,424	40,867
Inventories	26,577	22,147
Lease fleet, net	1,078,156	1,055,328
Property, plant and equipment, net	88,509	84,160
Deposits and prepaid expenses	13,287	9,916
Other assets and intangibles, net	35,063	26,643
Goodwill	492,657	513,238

Total assets	$1,798,857	$1,754,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$21,433	$14,130
Accrued liabilities	86,214	64,915
Line of credit	554,532	473,655
Notes payable	1,380	1,128
Obligations under capital leases	5,497	4,061
Senior notes, net of discount of $4,203 and $3,448 at December 31, 2008 and December 31, 2009, respectively	345,797	345,402
Deferred income taxes	134,786	155,697

Total liabilities	1,149,639	1,058,988

Commitments and contingencies
Convertible preferred stock: $.01 par value, 20,000 shares authorized, 8,556 issued and outstanding at December 31, 2008 and 8,191 outstanding at December 31, 2009, stated at its liquidity preference values	153,990	147,427
Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized 37,489 issued and 35,314 outstanding at December 31, 2008 and 38,451 issued and 36,276 outstanding at December 31, 2009, respectively	375	385
Additional paid-in capital	328,696	341,597
Retained earnings	242,935	270,733
Accumulated other comprehensive loss	(37,478)	(25,791)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	495,228	547,624

Total liabilities and stockholders’ equity	$1,798,857	$1,754,039

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2008	2009
	(In thousands except per share data)

Revenues:
Leasing	$284,638	$371,560	$333,521
Sales	31,644	41,267	38,605
Other	2,020	2,577	2,335

Total revenues	318,302	415,404	374,461

Costs and expenses:
Cost of sales	21,651	28,044	25,795
Leasing, selling and general expenses	166,994	212,335	192,861
Integration, merger and restructuring expenses	—	24,427	11,305
Goodwill impairment	—	13,667	—
Depreciation and amortization	21,149	31,767	39,082

Total costs and expenses	209,794	310,240	269,043

Income from operations	108,508	105,164	105,418
Other income (expense):
Interest income	101	135	29
Interest expense	(24,906)	(48,146)	(59,504)
Debt extinguishment expense	(11,224)	—	—
Foreign currency exchange gains (loss)	107	(112)	(88)

Income before provision for income taxes	72,586	57,041	45,855
Provision for income taxes	28,410	28,000	18,057

Net income	44,176	29,041	27,798
Earnings allocable to preferred stock	—	(2,739)	(5,431)

Net income available to common stockholders	$44,176	$26,302	$22,367

Earnings per share:
Basic	$1.24	$0.77	$0.65

Diluted	$1.22	$0.75	$0.64

Weighted average number of common and common share equivalents outstanding:
Basic	35,489	34,155	34,597

Diluted	36,296	38,875	43,252

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2008 and 2009

	Preferred Stock		Stockholders’ Equity
	Series A						Accumulated
	Convertible		Shares of		Additional		Other
	Preferred Stock		Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balance, December 31, 2006	—	$—	35,898	$359	$268,456	$169,718	$3,471	$—	$442,004

Net income	—	—	—	—	—	44,176	—	—	44,176

Fair value change in derivatives, (net of income tax benefit of $816)	—	—	—	—	—	—	(1,293)	—	(1,293)

Foreign currency translation, (net of income tax expense of $724)	—	—	—	—	—	—	2,158	—	2,158

Comprehensive income									45,041

Exercise of stock options	—	—	519	5	5,602	—	—	—	5,607

Tax benefit shortfall on stock option exercises	—	—	—	—	(46)	—	—	—	(46)

Purchase of treasury stock, at cost	—	—	(2,175)	—	—	—	—	(39,300)	(39,300)

Restricted stock grants	—	—	331	3	(3)	—	—	—	—

Share-based compensation	—	—	—	—	4,584	—	—	—	4,584

Balance, December 31, 2007	—	—	34,573	367	278,593	213,894	4,336	(39,300)	457,890

Net income	—	—	—	—	—	29,041	—	—	29,041

Fair value change in derivatives, (net of income tax benefit of $3,982)	—	—	—	—	—	—	(6,299)	—	(6,299)

Foreign currency translation, (net of income tax benefit of $1,351)	—	—	—	—	—	—	(35,515)	—	(35,515)

Comprehensive loss									(12,773)

Exercise of stock options	—	—	134	2	1,470	—	—	—	1,472

Tax benefit shortfall on stock option exercises	—	—	—	—	(407)	—	—	—	(407)

Issuance of Series A Convertible Preferred Stock related to MSG Merger (net of registration and issuance costs of $85)	8,556	153,990	—	—	42,525	—	—	—	42,525

Restricted stock grants	—	—	607	6	(6)	—	—	—	—

Share-based compensation	—	—	—	—	6,521	—	—	—	6,521

Balance, December 31, 2008	8,556	153,990	35,314	375	328,696	242,935	(37,478)	(39,300)	495,228

Net income	—	—	—	—	—	27,798	—	—	27,798

Fair value change in derivatives, (net of income tax expense of $1,493)	—	—	—	—	—	—	2,335	—	2,335

Foreign currency translation, (net of income tax expense of $926)	—	—	—	—	—	—	9,352	—	9,352

Comprehensive income	—	—	—	—	—	—	—	—	39,485

Exercise of stock options	—	—	77	1	799	—	—	—	800

Tax benefit shortfall on stock option exercises	—	—	—	—	(542)	—	—	—	(542)

Preferred stock converted to common stock	(365)	(6,563)	365	4	6,559	—	—	—	6,563

Restricted stock grants	—	—	520	5	(5)	—	—	—	—

Share-based compensation	—	—	—	—	6,090	—	—	—	6,090

Balance, December 31, 2009	8,191	$147,427	36,276	$385	$341,597	$270,733	$(25,791)	$(39,300)	$547,624

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2008	2009
	(In thousands)

Cash Flows From Operating Activities:
Net income	$44,176	$29,041	$27,798
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	2,298	—	—
Provision for doubtful accounts	1,869	5,261	2,701
Provision for restructuring charge	—	5,626	(19)
Goodwill impairment	—	13,667	—
Amortization of deferred financing costs	929	2,455	4,456
Amortization of long term liabilities	56	418	906
Share-based compensation expense	4,028	5,656	5,782
Depreciation and amortization	21,149	31,767	39,082
Gain on sale of lease fleet units	(5,560)	(9,849)	(11,661)
Loss on disposal of property, plant and equipment	203	567	71
Deferred income taxes	27,356	27,923	17,201
Foreign currency (gain) loss	(107)	112	88
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,988)	(3,060)	18,626
Inventories	(610)	7,655	3,691
Deposits and prepaid expenses	(1,754)	177	3,412
Other assets and intangibles	318	105	(845)
Accounts payable	2,691	(15,731)	(6,293)
Accrued liabilities	(1,755)	(3,272)	(18,226)

Net cash provided by operating activities	91,299	98,518	86,770

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(9,734)	(33,250)	—
Additions to lease fleet, excluding acquisitions	(126,733)	(76,622)	(21,517)
Proceeds from sale of lease fleet units	16,181	28,338	33,495
Additions to property, plant and equipment	(18,522)	(16,874)	(10,294)
Proceeds from sale of property, plant and equipment	126	495	1,252
Other	—	—	112

Net cash (used in) provided by investing activities	(138,682)	(97,913)	3,048

Cash Flows From Financing Activities:
Net borrowings under lines of credit	34,128	120,341	(80,877)
Redemption of 9.5% Senior Notes	(97,500)	—	—
Redemption of 9.75% Senior Notes	—	—	(1,150)
Proceeds from issuance of 6.875% Senior Notes	149,322	—	—
Deferred financing costs	(3,768)	(15,166)	(75)
Proceeds from issuance of notes payable	1,216	1,249	1,272
Principal payments on notes payable	(1,254)	(113,881)	(1,533)
Principal payments on capital lease obligations	(24)	(704)	(1,436)
Issuance of common stock, net	5,607	1,472	800
Purchase of treasury stock, at cost	(39,300)	—	—

Net cash provided by (used in) financing activities	48,427	(6,689)	(82,999)

Effect of exchange rate changes on cash	1,289	5,565	(8,263)

Net increase (decrease) in cash	2,333	(519)	(1,444)
Cash at beginning of year	1,370	3,703	3,184

Cash at end of year	$3,703	$3,184	$1,740

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$27,896	$33,032	$54,817

Cash paid during the year for income and franchise taxes	$797	$667	$1,055

Interest rate swap changes in value charged to equity	$1,293	$6,299	$2,335

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company”, means Mobile Mini, Inc. At December 31, 2009, Mobile Mini has a fleet of portable storage and office units, and operates throughout the U.S., in Canada, the U.K. and The Netherlands. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

On June 27, 2008, we acquired Mobile Storage Group, Inc. (MSG) and the discussion in this Annual Report of the Company’s business includes the results of its combined operations with Mobile Storage Group since June 27, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini, Inc. and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Lease and leasing ancillary revenues and related expenses generated under portable storage and mobile office units are recognized on a straight-line basis. Delivery and hauling revenues and expenses from portable storage and mobile office units are recognized when these services are earned. The Company recognizes revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. The Company sells its products pursuant to sales contracts stating the fixed sales price with its customers.

Cost of Sales

Cost of sales in the Company’s consolidated statements of income includes only the costs for units it sells. Similar costs associated with the portable storage units that it leases are capitalized on its balance sheet under “Lease fleet”.

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2008 and 2009, prepaid advertising costs were approximately $4.0 million and $2.3 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. The Company’s direct-response advertising costs are monitored by each branch through call logs and advertising source codes in a contact enterprise resource planning system. Advertising expense was $10.1 million, $12.5 million and $11.4 million in 2007, 2008 and 2009, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables and Allowance for Doubtful Accounts

Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the U.S., Canada, the U.K. and The Netherlands. Mobile Mini records an estimated provision for bad debts through a charge to operations in amounts of its estimated losses expected to be incurred in the collection of these accounts. The Company reviews the provision for adequacy monthly. The estimated losses are based on historical collection experience and evaluation of past-due account agings. Specific accounts are written off against the allowance when management determines the account is uncollectible. The Company requires a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the Company’s large number of customers spread over a broad geographic area in many industry segments. No single customer accounts for more than 10% of our receivables at December 31, 2008 and December 31, 2009. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

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

Inventories at December 31, consist of the following:

	2008	2009
	(In thousands)

Raw materials and supplies	$16,991	$15,750
Work-in-process	1,611	589
Finished portable storage units	7,975	5,808

	$26,577	$22,147

In 2008, the Company wrote down inventory cost by $4.5 million for raw materials and supplies it no longer intended to use in connection with the restructuring of its manufacturing operations.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company’s depreciation expense related to property, plant and equipment for 2007, 2008 and 2009 was $5.6 million, $9.4 million and $12.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses with consolidated statements of income.

In 2008, in connection with the Company’s restructuring of its manufacturing operations, it recorded an impairment charge of $1.2 million to write-down equipment it no longer intended to use and was included in integration, merger and restructuring expense in the consolidated statements of income.

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life in
	Years	2008	2009
	(In thousands)

Land		$10,978	$11,129
Vehicles and machinery	5 to 20	78,592	76,037
Buildings and improvements(1)	30	13,868	15,012
Office fixtures and equipment	5	20,948	26,404

		124,386	128,582
Less accumulated depreciation		(35,877)	(44,422)

Total property, plant and equipment		$88,509	$84,160

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $43.3 million at December 31, 2008 and $44.8 million at December 31, 2009, excluding accumulated amortization of $8.3 million at December 31, 2008 and $18.2 million at December 31, 2009. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized either on a straight-line basis, typically over a five-year period, or on an accelerated basis for intrinsic values assigned to customer relationships and trade names.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects balances related to other assets and intangible assets for the years ended December 31, 2008 and 2009 (in thousands):

	December 31, 2008			December 31, 2009
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$21,756	$(4,263)	$17,493	$21,831	$(7,977)	$13,854
Customer relationships	20,166	(3,454)	16,712	21,572	(9,266)	12,306
Trade names/trademarks	864	(343)	521	943	(750)	193
Non-compete agreements	330	(120)	210	273	(123)	150
Patents and other	211	(84)	127	218	(78)	140

Total	$43,327	$(8,264)	$35,063	$44,837	$(18,194)	$26,643

Amortization expense for intangibles was approximately $1.0 million, $3.6 million and $5.5 million in 2007, 2008 and 2009, respectively. Based on the carrying value at December 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $4.0 million in 2010, $2.9 million in 2011, $2.1 million in 2012, $1.4 million in 2013, $0.9 million in 2014 and $1.4 million thereafter.

Income Taxes

Mobile Mini utilizes the liability method of accounting for income taxes where deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share

The Company’s preferred stock participates in distributions of earnings on the same basis as shares of common stock. Earnings for the period are allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and convertible preferred stock using the treasury stock method.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the years ended December 31:

	2007	2008	2009
	(In thousands except earnings per share)

Historical net income per share:
Numerator:
Net income	$44,176	$29,041	$27,798
Less: Earnings allocable to preferred stock	—	(2,739)	(5,431)

Net income available to common stockholders	$44,176	$26,302	$22,367

Basic EPS Denominator:
Common stock outstanding beginning of period	35,640	34,041	34,324
Effect of weighted shares:
Weighted shares issued during the period ended December 31,	302	114	273
Weighted shared purchased during the period ended December 31,	(453)	—	—

Denominator for basic net income per share	35,489	34,155	34,597

Diluted EPS Denominator:
Common shares outstanding, beginning of year	35,640	34,041	34,324
Effect of weighting shares:
Weighted common shares issued during the period ended December 31,	302	114	273
Weighted common shares purchased during the period ended December 31,	(453)	—	—
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended December 31,	807	372	257
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31,	—	4,348	8,398

Denominator for diluted net income per share	36,296	38,875	43,252

Basic net income per share	$1.24	$0.77	$0.65

Diluted net income per share	$1.22	$0.75	$0.64

Employee stock options to purchase 0.6 million, 0.6 million 1.4 million shares were issued or outstanding during 2007, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The anti-dilutive options could potentially dilute future earnings per share. Basic weighted average number of common shares outstanding in 2007, 2008 and 2009 does not include 0.5 million, 1.0 million and 1.2 million nonvested share-awards, respectively, as the stock is not vested. During 2007, 2008 and 2009, an immaterial amount of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company recognized impairment losses of $1.2 million the year ended December 31, 2008 related to the restructuring of the Company’s manufacturing operations for vehicles and equipment. The Company did not recognize any impairment losses in the year ended December 31, 2009.

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. In 2008, the Company completed the Merger by which MSG became a wholly-owned subsidiary of Mobile Mini, Inc. Three other acquisitions of businesses were asset purchases which results in the goodwill relating to business acquisitions executed under asset purchase agreements being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes. Our other acquisition in 2008 was a stock purchase. The Company did not have any acquisitions in 2009.

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. The Company has assigned its goodwill to each of its three reporting units (North America, the U.K. and The Netherlands). The Company performs an annual impairment test on goodwill at December 31 using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2009, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditure, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2008, the Company determined the fair values of the U.K. and The Netherlands reporting units were less than the carrying values of the net assets of these reporting units, thus the Company performed step two of the impairment test for these two reporting units. As of December 31, 2009, neither of the Company’s reporting units with goodwill had estimated fair values less than the reporting units’ individual net asset carrying values, and therefore, step two of the impairment test was not required at December 31, 2009.

In step two of the impairment test, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company allocated the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. In 2008, the Company recognized an impairment charge of $13.7 million. The Company reconciled the fair values of its three reporting units in the aggregate to its market capitalization at December 31, 2009. At December 31, 2009, $447.2 million of the goodwill relates to the North

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America reporting unit, and $66.0 million relates to the U.K. reporting unit. The fair value of the North America and U.K. reporting units exceeded the carrying value at December 31, 2009 by 13% and 26%, respectively.

The Company did not record a goodwill impairment prior to 2008.

The following table shows the activity and balances related to goodwill from January 1, 2008 to December 31, 2009 (in thousands):

	Gross goodwill	Impairments	Net goodwill
Balance at January 1, 2008	$79,790	$—	$79,790
Acquisitions	452,607	—	452,607
Impairment(1)	—	(13,667)	(13,667)
Foreign currency(2)	(26,073)	—	(26,073)

Balance at December 31, 2008	506,324	(13,667)	492,657
Adjustments(3)	14,735	—	14,735
Foreign currency(2)	5,846	—	5,846

Balance at December 31, 2009	$526,905	$(13,667)	$513,238

(1)	Represents goodwill impairment of approximately $12.8 million related to the U.K. reporting unit and $0.9 million related to The Netherlands reporting unit.

(2)	Represents foreign currency translation adjustments related to the U.K. and The Netherlands reporting units.

(3)	Represents purchase price allocation adjustments related to the North America and U.K. reporting units.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on its current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2008 and 2009, approximated the book values. The fair value of the Company’s Senior Notes at December 31, 2008 ($345.8 million principal amount outstanding) and 2009 ($345.4 million principal amount outstanding), was approximately $244.0 million and $348.5 million, respectively. The determination for fair value is based on the latest sales price at the end of each fiscal year obtained from a third-party institution.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $17.5 million and $13.9 million, net of accumulated amortization of $4.3 million and $8.0 million, at December 31, 2008 and 2009, respectively. Costs of obtaining long-term financing, including the Company’s amended credit facility, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates the effective interest method.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company may enter into interest rate swap agreements, which convert its floating rate debt to a fixed-rate and which it designates as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements.

Mobile Mini had interest rate swap agreements totaling $200.0 million at December 31, 2008 and 2009. The fixed interest rate on the Company’s eight swap agreements at December 31, 2009 range from 3.25% to 4.71%, averaging 4.03% plus the spread. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments.

Interest Rate Swap Agreements
Derivatives Fair Value
Hedging Relationships	Balance Sheet Location	Fair Value
		(In thousands)

December 31, 2008	Accrued liabilities	$(11,532)
December 31, 2009	Accrued liabilities	$(7,703)

Interest Rate Swap Agreements
Amount of Gain or
(Loss) Recognized
Derivatives Fair Value	in OCI on
Hedging Relationships	Derivative
(In thousands)

December 31, 2008 (net of income tax benefit of $4.0 million)	$(6,299)
December 31, 2009 (net of income taxes of $1.5 million)	$2,335

Share-Based Compensation

At December 31, 2009, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each option must expire no more than 10 years from the date it is granted and historically options are granted with vesting over a 4.5 year period.

The Company uses the modified prospective method and does not recognize a deferred tax asset for an excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2007 and 2008 there were $3.4 million and $0.4 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. In 2009, no excess tax benefit was generated, as instead a $1.8 million tax deduct shortfall occurred, which was applied against previously recognized benefits. Once the Company’s net operating

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforward is utilized, these excess tax benefits, totaling $5.5 million, may be recognized in additional paid-in capital.

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

Impact of Recently Issued Accounting Standards

Accounting Standards Codification.  Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The codification was effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. The Company’s accounting policies were not affected by the conversion to ASC.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Determining the Useful Life of Intangible Assets.  On January 1, 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. Because this accounting guidance is applicable to future transactions, the adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

Subsequent Events.  On April 1, 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

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

This guidance also clarifies that (i) when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. This accounting guidance did not have a material impact on its financial statements and disclosures.

Multiple Element Arrangements.  In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for the Company for arrangements entered into after January 1, 2010. The Company currently does not expect this guidance to have a material impact on its financial statements and disclosures

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset liability. As a basis for considering such assumptions, the Company established three levels of inputs that may be used to measure fair value:

Level 1 Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2 Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted
		Prices in
		Active Markets for	Significant	Significant
		Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Swap Agreements.	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
	(In thousands)

December 31, 2008	$(11,532)	$—	$(11,532)	$—	(1)
December 31, 2009	$(7,703)	$—	$(7,703)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2008 and 2009, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s consolidated balance sheet.

(3)	Lease Fleet

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 30 years with an estimated residual value of 55%. Prior to April 2009, the Company’s depreciation policy on its steel units used an estimated useful life of 25 years with an estimated residual value of 62.5%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over 7 years to a 20% residual value. Van trailers and other non-core assets are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to lease fleet for 2007, 2008 and 2009 was $14.5 million, $18.9 million and $21.4 million, respectively. At December 31, 2008 and 2009, all of the Company’s lease fleet units were pledged as collateral under the credit facility (see Note 4). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease fleet at December 31, consists of the following:

	2008	2009
	(In thousands)

Steel storage containers	$616,750	$621,466
Offices	523,242	526,951
Van trailers	15,610	5,557
Other (chassis and ancillary products)	2,161	2,651

	1,157,763	1,156,625
Accumulated depreciation	(79,607)	(101,297)

	$1,078,156	$1,055,328

(4)	Line of Credit:

In connection with the Merger in 2008, Mobile Mini expanded its revolving credit facility to increase its borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.

On June 27, 2008, Mobile Mini and its subsidiaries, (including Mobile Storage Group and its subsidiaries) entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, $900.0 million revolving credit facility. Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon the Company’s debt ratio at each measurement date. All amounts outstanding under the Credit Agreement are due on June 27, 2013.

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

The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited based upon a U.K. borrowing base and for U.S. borrowings, which are denominated in U.S. Dollars, by Mobile Mini based upon a U.S. and Canada borrowing base.

The Company’s obligations and those of its subsidiaries under the Credit Agreement are secured by a blanket lien on substantially all of the Company’s assets.

The Credit Agreement also contains customary negative covenants applicable to Mobile Mini and its subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to the Company or its subsidiary assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments.

Mobile Mini also must comply with specified financial covenants and affirmative covenants. Only if the Company falls below specified borrowing availability levels are financial maintenance covenants applicable, with set maximum permitted values for its leverage ratio (as defined), fixed charge coverage ratios and its minimum

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required utilization rates. At December 31, 2008 and December 31, 2009, the Company was above the minimum borrowing availability threshold and therefore not subject to these financial maintenance covenants.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 5.8% in 2008 and 4.4% in 2009. The average balance outstanding during 2008 and 2009 was approximately $416.2 million and $531.9 million, respectively.

Mobile Mini has interest rate swap agreements under which it effectively fixed the interest rate payable on $200.0 million of borrowings under the Company’s credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. The aggregate change in the fair value of the interest rate swap agreements resulted in comprehensive income for the year ended December 31, 2009 of $2.3 million, net of applicable income taxes of $1.5 million.

In 2008, when the Company evaluated the expansion of its revolving credit facility, the new borrowing capacity under the Credit Agreement exceeded that under the original revolving credit facility; therefore unamortized deferred financing costs were added to the costs incurred as part of the Credit Agreement.

(5)	Notes Payable:

Notes payable at December 31, consist of the following:

	2008	2009
	(In thousands)

Notes payable to financial institution, interest at 2.98% payable in fixed monthly installments, maturing September 2010, unsecured	$—	$955
Notes payable to financial institution, interest at 4.81% payable in fixed monthly installments, matured September 2009, unsecured	1,026	—
Other notes payable, maturing through 2011	354	173

	$1,380	$1,128

(6)	Obligations Under Capital Leases:

At December 31, 2008 and 2009, obligations under capital leases for certain forklifts, storage containers and office related equipment were $5.5 million and $4.1 million, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term. The leases have been capitalized using interest rates ranging from approximately 5.7% to 8.5%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $6.0 million as of December 31, 2008 and $6.9 million as of December 31, 2009. Related accumulated amortization totaled approximately $300,000 as of December 31, 2008 and $700,000 as of December 31, 2009. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, and lease fleet, net, in the consolidated balance sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum capital lease payments at December 31, 2009 are as follows (in thousands):

2010	$1,738
2011	1,432
2012	912
2013	314
2014	157

Total	4,553
Amount representing interest	(492)

Present value of minimum lease payments	$4,061

(7)	Equity and Debt Issuances:

Mobile Mini Supplemental Indenture

In connection with the Merger, Mobile Mini entered into a Supplemental Indenture, dated as of June 27, 2008 (the Mobile Mini Supplemental Indenture), with Mobile Storage Group, Inc., a Delaware corporation, A Better Mobile Storage Company, a California corporation and Mobile Storage Group (Texas), LP, a Texas limited partnership (collectively, the New Mobile Mini Guarantors), the guarantors (the Existing Mobile Mini Guarantors) party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee (LDTC), pursuant to which the New Mobile Mini Guarantors became “Guarantors” for all purposes under the Mobile Mini Indenture. Mobile Mini, the Existing Mobile Mini guarantors and LDTC previously entered into an Indenture (the Mobile Mini Indenture), dated as of May 7, 2007, pursuant to which Mobile Mini issued $150.0 million in aggregate principal amount of its 6.875% Senior Notes due 2015 (the Mobile Mini Notes).

MSG Supplemental Indenture

In connection with the Merger, Mobile Mini entered into a Supplemental Indenture, dated as of June 27, 2008 (the MSG Supplemental Indenture), with Mobile Mini of Ohio LLC, a Delaware limited liability company, Mobile Mini, LLC, a California limited liability company, Mobile Mini, LLC, a Delaware limited liability company, Mobile Mini I, Inc., an Arizona corporation, A Royal Wolf Portable Storage, Inc., a California corporation, Temporary Mobile Storage, Inc., a California corporation, Mobile Mini Dealer, Inc. (formally Delivery Design Systems, Inc.), an Arizona corporation, Mobile Mini Texas Limited Partnership, LLP, a Texas limited liability partnership (collectively, the New MSG Guarantors), A Better Mobile Storage Company, a California corporation, and Mobile Storage Group (Texas), LP, a Texas limited partnership (the Existing MSG Guarantors), Mobile Storage Group, Inc., a Delaware corporation, and Wells Fargo Bank, N.A., as trustee (Wells Fargo), pursuant to which Mobile Mini became an “Issuer” for all purposes under the MSG Indenture (as defined below) and the New MSG Guarantors became “Guarantors” for all purposes under the MSG Indenture.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s revolving line of credit, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2009 are as follows (in thousands):

2010	$2,602
2011	1,298
2012	847
2013	473,944
2014	199,003
Thereafter	150,000

$827,694

Preferred Stock

As part of the consideration for the Merger, Mobile Mini issued 8.6 million shares of its Series A Convertible Redeemable Participating Preferred Stock, to the former MSG’s stockholders. The shares were determined to have an initial fair value of $196.6 million based upon a third party valuation. The shares had a liquidation preference of $154.0 million at December 31, 2008 and $147.4 at December 31, 2009.

The preferred stock votes with Mobile Mini’s common stock as a single class. It ranks senior to the common stock only with respect to distributions upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock, may require the Company to redeem all of the outstanding preferred stock (i) if the Company enters into a binding agreement in respect of a sale of the Company (as defined in the Certificate of Designation for the preferred stock) at a sale price of less than $23.00 per share or (ii) at any time after the tenth anniversary of the preferred stock issuance date. If such majority holders do not exercise their redemption rights following either of these events, the Company at its option may redeem the preferred stock. The preferred stock is convertible into 8.6 million shares of the Company’s common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into the Company’s common stock if, after the first anniversary of the issuance of the preferred stock, its common stock trades above $23.00 per share for a period of 30 consecutive days. In 2009, 364,587 shares of preferred stock were converted to an equal number of shares of common stock. The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and does not impose any financial covenants upon the Company.

Under a Stockholders Agreement entered into with the sellers of MSG, Mobile Mini filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, on April 28, 2009, as amended on June 19, 2009, covering all of the shares of Mobile Mini common stock issuable upon conversion of the preferred stock and any shares of its common stock received in respect of the preferred stock (called the registrable securities) then held by any Mobile Storage Group stockholders party to the Stockholders Agreement to enable the resale of such registrable securities after June 27, 2009.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes:

Income (loss) before taxes for the years ended December 31 consisted of the following:

	2007	2008	2009
	(In thousands)

U.S.	$75,355	$70,534	$44,362
Other Nations	(2,769)	(13,493)	1,493

	$72,586	$57,041	$45,855

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

	2007	2008	2009
	(In thousands)

Current:
U.S. Federal	$—	$—	$(262)
State	413	210	333
Other Nations	—	—	—

	413	210	71

Deferred:
U.S. Federal	24,845	26,549	16,574
State	3,978	2,662	1,661
Other Nations	(826)	(1,421)	(249)

	27,997	27,790	17,986

	$28,410	$28,000	$18,057

The components of the net deferred tax liability at December 31, are approximately as follows:

	2008	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$88,178	$92,588
Deferred revenue and expenses	7,950	5,941
Accrued compensation and other benefits	4,454	2,861
Allowance for doubtful accounts	2,185	1,116
Other	4,542	6,545

Total deferred tax assets	107,309	109,051
Valuation allowance	(1,126)	(1,126)

Net deferred tax assets	106,183	107,925

Deferred tax liabilities:
Accelerated tax depreciation	(239,794)	(254,977)
Accelerated tax amortization	(1,067)	(3,253)
Other	(108)	(5,392)

Total deferred tax liabilities	(240,969)	(263,622)

Net deferred tax liabilities	$(134,786)	$(155,697)

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested, aggregated approximately $0.1 million and $0.1 million as of December 31, 2008 and 2009, respectively. A net deferred tax liability of approximately $11.1 million related to the Company’s U.K. and The Netherlands operations have been combined with the net deferred tax liabilities of its U.S. operations in its consolidated balance sheet at December 31, 2009.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2007	2008	2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Non deductible expenses-other	0.6	1.6	0.5
Goodwill impairments	—	6.7	—
Foreign loss rate differential	—	2.3	0.4

	39.1%	49.1%	39.4%

At December 31, 2009, Mobile Mini had a U.S. federal net operating loss carryforward of approximately $216.8 million, which expires if unused from 2017 to 2029. At December 31, 2009, the Company had net operating loss carryforwards in the various states in which it operates totaling $155.9 million, which expire if unused from 2009 to 2029. At December 31, 2008 and 2009, the Company’s deferred tax assets do not include $7.4 million and $5.5 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by $5.5 million if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. There has been no change recorded in 2009 on the $1.1 million valuation allowance relating to Royal Wolf tax attribute carryforwards. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

On January 1, 2007, Mobile Mini adopted a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, the year 2008 is subject to tax examination by the U.S. Internal Revenue Service. During 2009 the IRS concluded the audit of the Company’s consolidated U.S. Federal return for 2006 and 2007. There were no adjustments which resulted in a material change to the Company’s financial position. No reserves for uncertain income tax positions have been recorded and the Company did not record a cumulative effect adjustment. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently available as a deduction. Management has determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.

Mobile Mini paid income taxes of approximately $0.8 million, $0.7 million and $0.9 million in 2007, 2008 and 2009, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9)	Transactions with Related Persons:

When Mobile Mini was a private company prior to 1994, it leased some of its properties from entities originally controlled by its founder, Richard E. Bunger, and his family members. These related party leases remain in effect. The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is Mobile Mini’s President and Chief Executive Officer and has served as its Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $94,000, $98,000 and $178,000 in 2007, 2008 and 2009, respectively. The term of each of these leases expire on December 31, 2013. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2007, 2008 and 2009 under this lease were approximately $282,000, $295,000 and $307,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties or were less than the fair market rental value. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors.

It is Mobile Mini’s intention not to enter into any additional related person transactions other than extensions of these lease agreements.

(10)	Share-Based Compensation:

Prior to January 1, 2006, the Company accounted for share-based employee compensation, where no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized. Effective January 1, 2006, the Company started using the modified prospective method for recognizing share-based compensation expense.

In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest. In December 2007, the Company began granting its executive officers nonvested share-awards with vesting subject to a performance conditions. Vesting for these share-awards is dependent upon the officers fulfilling the service period requirements, as well as the Company meeting certain EBITDA targets in each of the next four years. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. In 2009, the share-based compensation expense was reduced by $1.4 million to reflect anticipated shortfalls related to share-awards with vesting subject to a performance conditions. Share-based payment expense related to the vesting of share-awards during the year ended December 31, 2008, was approximately $3.5 million, and approximately $4.3 million during the year ended December 31, 2009. As of December 31, 2009, the unrecognized compensation cost related to share-awards was approximately $20.0 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total value of the stock option awards is expensed on a straight-line basis over the service period of the employees receiving the awards. As of December 31, 2009, total unrecognized compensation cost related to stock option awards was approximately $0.9 million and the related weighted-average period over which it is expected to be recognized is approximately 0.8 years.

The cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized from the exercise of stock options (excess tax benefits) are classified as financing cash flows. As of December 31, 2009, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the share-based compensation expense and capitalized amounts for the years ending December 31:

	2007	2008	2009
	(In thousands)

Gross share-based compensation	$4,584	$6,521	$6,090
Capitalized share-based compensation	(556)	(865)	(308)

Share-based compensation expense	$4,028	$5,656	$5,782

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (number of shares in thousands):

	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,609	$15.86	2,028	$17.03	1,750	$17.51
Granted	9	30.47	—	—	—	—
Canceled/Expired	(71)	(21.67)	(144)	(17.46)	(114)	(25.74)
Exercised	(519)	(10.80)	(134)	(10.98)	(77)	(10.98)

Options outstanding, end of year	2,028	$17.02	1,750	$17.45	1,559	$17.20

Options exercisable, end of year	1,344	$15.63	1,426	$16.39	1,467	$16.62

Options and awards available for grant, end of year	958		399		2,788

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	259	$27.61
Awarded	339	19.47
Released	(58)	27.26
Forfeited	(8)	27.67

Nonvested at December 31, 2007	532	$22.46

Awarded	673	15.78
Released	(149)	22.16
Forfeited	(66)	21.49

Nonvested at December 31, 2008	990	$18.03

Awarded	607	14.21
Released	(297)	18.76
Forfeited	(87)	18.29

Nonvested at December 31, 2009	1,213	$16.05

The total fair value of share-awards vested in 2008 and 2009 were $3.3 million and $5.6 million, respectively.

Options outstanding and exercisable by price range as of December 31, 2009 are as follows, (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 7.33	60	2.90	$7.33	60	$7.33
9.93	188	3.87	9.93	188	9.93
10.51	24	0.95	10.51	24	10.51
14.11	344	4.83	14.11	344	14.11
16.46	533	1.95	16.46	533	16.46
16.82 - 20.55	35	5.27	20.18	35	20.18
24.65	237	5.77	24.65	184	24.65
27.56 - 30.44	116	6.71	28.89	82	29.01
31.10	1	6.63	31.10	1	31.10
33.98	21	6.34	33.98	16	33.98

	1,559			1,467

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity, as of December 31, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	1,559	$17.20	3.91	$1,276
Vested and expected to vest	1,501	$16.85	3.82	$1,276
Exercisable	1,467	$16.62	3.75	$1,276

The aggregate intrinsic value of options exercised during the period ended December 31, 2007, 2008 and 2009 was $10.0 million, $1.3 million and $0.4 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the weighted average assumptions used for the periods noted:

	December 31,
	2007	2008	2009

Risk-free interest rate	4.59%	n/a	n/a
Expected holding period (years)	3.0	n/a	n/a
Expected stock volatility	33.2%	n/a	n/a
Expected dividend rate	0.0%	n/a	n/a

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect at the time of the grant. The expected holding period of options and volatility rates are based on the Company’s historical data. The Company did not anticipate paying a dividend, and therefore no expected dividend yield was used.

The weighted average fair value of stock options granted was $8.56 for 2007. There were no stock options granted in 2008 or 2009.

(11)	Benefit Plans:

Stock Option and Equity Incentive Plans

In August 1994, Mobile Mini’s Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2009, there were no outstanding options to acquire shares under the 1994 Plan. In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan, which expired (with respect to granting additional options) in August 2009. As of December 31, 2009, there were outstanding options to acquire 1.53 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. At the Annual Stockholders’ Meeting in June 2009, the stockholders approved an amendment to the 2006 Equity Incentive Plan to increase the

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum number of shares that could be issued by an additional 3.0 million shares. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan, as amended, has reserved 4.2 million shares of common stock for issuance. As of December 31, 2009, there were outstanding options to acquire 29,000 shares under the 2006 Plan.

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

The plans are administered by the Compensation Committee of Mobile Mini’s Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each option granted must expire no more than 10 years from the date it is granted and historically have vested over a 4.5 year period. Each non-employee director serving on the Company’s Board of Directors receives an automatic award of shares of Mobile Mini’s common stock equivalent to $82,500 based on the closing price of the Company’s common stock on August 1 of that year, or the following trading day if August 1 is not a trading day. These awards vest 100% when granted.

The Board of Directors may amend the plans at any time, except that approval by Mobile Mini’s stockholders may be required for an amendment that increases the aggregate number of shares which may be issued pursuant to each plan, changes the class of persons eligible to receive incentive stock options, modifies the period within which options may be granted, modifies the period within which options may be exercised or the terms upon which options may be exercised, or increases the material benefits accruing to the participants under each plan. The Board of Directors may terminate or suspend the plans at any time. Unless previously terminated, the 2006 Plan will expire in February 2016. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. These nonvested shares vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2006, 2007 and 2009, certain officers of the Company received performance based nonvested shares. The Company did not grant performance based shares in 2008. If employment terminates, the nonvested shares are forfeited by the former employee.

In June 2008, in conjunction with the Merger and the hiring of Mobile Storage Group’s employees, the Company awarded nonvested share-awards for an aggregate of 157,535 shares with an aggregate fair value of

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 25% of its employees’ first 4% of contributions up to a maximum of $2 thousand per employee. The Company has a similar plan as governed and regulated by Canadian law, where the Company makes matching contributions with the same limitations as its 401(k) plan, to its Canadian employees.

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

Mobile Mini made contributions to these plans of approximately $0.4 million, $0.7 million and $0.5 million in 2007, 2008 and 2009, respectively. Additionally, the Company incurred $5,000 in each of those three years for administrative costs for these programs.

(12)	Commitments and Contingencies:

Leases

As discussed more fully in Note 9, Mobile Mini is obligated under four noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $10.2 million, $12.3 million and $16.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, contractual commitments associated with indebtedness, lease obligations and restructuring are as follows (in thousands).

		Restructuring	Restructuring
	Lease	Related Lease	Sub-lease
	Commitments	Commitments	Income	Total
	(In thousands)

2010	$15,314	$3,138	$(794)	$17,658
2011	12,532	2,276	(656)	14,152
2012	10,339	1,782	(580)	11,541
2013	8,929	1,365	(543)	9,751
2014	6,883	1,076	(512)	7,447
Thereafter	12,150	1,199	—	13,349

Total	$66,147	$10,836	$(3,085)	$73,898

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2009, are included in accrued liabilities in the consolidated balance sheet. See Note 15 for a further discussion on restructuring related commitments.

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

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $11.6 million and $10.7 million at December 31, 2008 and 2009, respectively.

As of December 31, 2009, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $12.0 million in letters of credit.

MOBILE MINI, INC.

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

The results of operations for MSG are included herein from the effective date of the Merger, June 27, 2008. The Company’s consolidated statements of income were impacted by the estimated expenses accrued or incurred related to integration, merger and restructuring costs recorded for the periods ended December 31, 2008 and 2009. This expense primarily relates to costs, incurred or estimated to be incurred, for the closing of overlapping Mobile Mini lease properties and the repositioning of assets between the two entities’ locations and personnel relocation costs. Also in 2008, as a result of the Merger, the Company recorded a restructuring expense relating to its manufacturing operations. Certain other continuing costs, primarily related to Mobile Mini’s personnel closing bonuses and severance agreements and certain corporate costs incurred during the integration are expensed as integration, merger and restructuring expense as incurred.

In 2008, the Company also acquired four other portable storage businesses, three through asset purchase agreements and one as a stock purchase: (1) International Equipment Services, Inc., operating in Oakland and Los Angeles, California, (2) Advantage Container Corporation, operating in Dallas, Texas, (3) J. Staal Enterprises, LLC, operating in Santa Barbara, California, and (4) Kelly Containers, Inc., operating in Hartford, Connecticut.

The Merger and other acquisitions were accounted for as the purchase of a business with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of each acquisition.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price of the assets and operations acquired consists of the following for the year ended December 31, 2008:

		Other
	MSG	Acquisitions	Total
	(In thousands)

Cash	$17,927	$15,323	$33,250
Assumption of debt	540,887	—	540,887
Issuance of convertible preferred stock, As initially valued	196,600	—	196,600

	$755,414	$15,323	$770,737

Cash of $33.3 million represents cash paid of $38.8 million, net of cash acquired of $5.5 million, and includes $19.3 million of costs. In 2009, cash acquired was adjusted by $112,000, resulting in a net cash paid for acquisition of $33.2 million.

The Company did not enter into any mergers or acquisitions in 2009.

The fair value of the assets acquired and liabilities assumed in 2008 has been adjusted as follows for the year ended December 31, 2009:

	Original Allocation			2009
		Other
	MSG	Acquisitions	Total	Adjustments
	(In thousands)

Receivables	$31,942	$65	$32,007	$(619)
Inventories	9,164	886	10,050	(189)
Lease fleet, net	268,259	5,396	273,655	(13,178)
Property, plant and equipment, net	34,045	538	34,583	(2,386)
Deposits, prepaid expenses and other assets	2,581	—	2,581	(74)
Intangible assets:
Customer relationships	17,587	1,094	18,681	—
Trade names	943	—	943	—
Non-compete agreements	—	100	100	—
Goodwill	445,150	7,457	452,607	14,735
Liabilities and other	(62,145)	(250)	(62,395)	1,599
Deferred taxes	7,888	37	7,925	—

	$755,414	$15,323	$770,737	$(112)

The applicable purchase price for the Merger and the acquisitions was initially allocated to the assets acquired and liabilities assumed, based upon estimated fair values as of the acquisition date. The allocation is finalized and amounts are not subject to change. Adjustments to the allocation of the purchase prices and the reserves did not have a material effect on the Company’s results of operations or financial position.

In connection with the MSG Merger, the Company identified additional remaining costs expected to be incurred to exit overlapping Mobile Storage Group’s lease properties, property shut down costs, costs of Mobile Storage Group’s severance agreements, costs for asset verifications and for damaged assets and initially recorded accrued liabilities and reserves. The reserve related to any leased property that is subsequently sub-leased or negotiated to terminate will be adjusted as each such agreement is consummated. See Note 15 below for additional information on restructuring accruals.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in other assets and intangibles are: (1) non-compete agreements that are amortized over the life of the agreement, typically over 5 years, using the straight-line method with no residual value, (2) values associated with trade names are amortized on a straight-line basis over 2 years with no residual value and (3) values associated with customer relationships are amortized on an accelerated basis over 14 to 15 years with no residual value.

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

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheet) and related activity for the years ended December 31, 2008 and 2009:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)

Accrued obligations as of December 31, 2007	$—	$—	$—	$—
Restructuring costs accrued in purchase price allocation	1,811	5,328	—	7,139
Integration, merger and restructuring expenses	7,705	5,788	5,307	18,800
Cash paid	(7,507)	(2,705)	(4,164)	(14,376)

Accrued obligations as of December 31, 2008	2,009	8,411	1,143	11,563
Integration, merger and restructuring expense	4,612	33	6,781	11,426
Cash paid	(6,156)	(2,702)	(7,921)	(16,779)

Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210

The following amounts are included in integration, merger and restructuring expense for the year ended December 31:

	2008	2009
	(In thousands)

Severance and benefits	$7,705	$4,612
Lease abandonment costs	5,788	33
Acquisition integration	5,307	6,781
Long-lived asset and inventory impairment charges	5,627	(121)

Integration, merger and restructuring expenses	$24,427	$11,305

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax, were as follows at December 31:

	2008	2009
	(In thousands)

Accumulated net unrealized holding loss on derivatives	$(7,068)	$(4,733)
Foreign currency translation adjustment	(30,410)	(21,058)

Accumulated other comprehensive loss	$(37,478)	$(25,791)

(17)	Segment Reporting:

The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Currently, the Company’s branch operation is the only segment that concentrates on the Company’s core business of leasing. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. Each branch has similar economic characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch. Historically, the operation included the Company’s manufacturing facilities, which was responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and earnings per share.

Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, reportable segment information is the same as contained in the Company’s Condensed Consolidated Financial Statements.

The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment, as attributed to geographic locations.

Revenue from external customers:

	2007	2008	2009
	(In thousands)

North America(1)	$292,964	$356,303	$316,177
United Kingdom	19,109	53,126	55,024
The Netherlands	6,229	5,975	3,260

Total revenues	$318,302	$415,404	$374,461

(1)	Includes revenues in the United States of $290.2 million, $352.2 million and $313.0 million for the fiscal years 2007, 2008 and 2009, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets:

	2007	2008	2009
	(In thousands

North America(1)	$810,573	$1,041,540	$1,002,675
United Kingdom	43,984	120,914	132,356
The Netherlands	3,729	4,211	4,457

Total long-lived assets	$858,286	$1,166,665	$1,139,488

(1)	Includes long-lived assets of $798.2 million, $1,028.2 million and $988.9 million in the United States for the fiscal years 2007, 2008 and 2009, respectively.

(18)	Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2008 and 2009. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except earnings per share)

2008
Leasing revenues	$70,036	$72,849	$119,323	$109,352
Total revenues	78,541	81,085	132,752	123,026
Gross profit margin on sales	2,465	2,467	3,957	4,334
Income from operations(1)	23,769	14,575	39,951	26,869
Net income(1)	10,658	4,861	13,276	246
Earnings per share:
Basic	$0.31	$0.14	$0.31	$0.01

Diluted(1)	$0.31	$0.14	$0.31	$0.01

2009
Leasing revenues	$89,516	$84,397	$82,098	$77,510
Total revenues	100,164	94,924	92,086	87,287
Gross profit margin on sales	3,191	3,238	3,273	3,108
Income from operations(2)	29,256	23,166	27,752	25,244
Net income(2)	8,466	5,227	8,120	5,985
Earnings per share:
Basic	$0.20	$0.12	$0.19	$0.14

Diluted(2)	$0.20	$0.12	$0.19	$0.14

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes integration, merger and restructuring expense of $24.4 million ($15.3 million after tax), or $0.39 per diluted share during the fiscal year 2008 and a non-cash goodwill impairment charge of $13.7 million, both pre-tax and after tax, or $0.35 per diluted share for fiscal year 2008.

(2)	Includes integration, merger and restructuring expense of $11.3 million ($7.0 after tax), or $0.17 per diluted share during the fiscal year 2009 and non-core leasing expense of $0.8 million ($0.5 million after tax), or $0.01 per diluted share during the fiscal year 2009.

(19)	Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2009

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash	$582	$1,158	$—	$1,740
Receivables	29,152	11,715	—	40,867
Inventories	20,169	2,027	(49)	22,147
Lease fleet, net	936,366	118,962	—	1,055,328
Property, plant and equipment, net	66,309	17,851	—	84,160
Deposits and prepaid expenses	8,593	1,323	—	9,916
Other assets and intangibles, net	21,288	5,355	—	26,643
Goodwill	447,196	66,042	—	513,238
Intercompany	140,692	36,365	(177,057)	—

Total assets	$1,670,347	$260,798	$(177,106)	$1,754,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,605	$5,525	$—	$14,130
Accrued liabilities	61,410	3,505	—	64,915
Lines of credit	366,150	107,505	—	473,655
Notes payable	1,100	28	—	1,128
Obligations under capital leases	4,060	1	—	4,061
Senior notes, net of discount	345,402	—	—	345,402
Deferred income taxes	145,157	11,144	(604)	155,697
Intercompany	23	39,425	(39,448)	—

Total liabilities	931,907	167,133	(40,052)	1,058,988

Commitments and contingencies
Convertible preferred stock	147,427	—	—	147,427
Stockholders’ equity:
Common stock	385	18,434	(18,434)	385
Additional paid-in capital	341,597	119,175	(119,175)	341,597
Retained earnings	292,408	(22,230)	555	270,733
Accumulated other comprehensive loss	(4,077)	(21,714)	—	(25,791)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	591,013	93,665	(137,054)	547,624

Total liabilities and stockholders’ equity	$1,670,347	$260,798	$(177,106)	$1,754,039

MOBILE MINI, INC.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Twelve Months Ended December 31, 2009

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Leasing	$283,106	$50,415	$—	$333,521
Sales	31,329	7,297	(21)	38,605
Other	1,742	593	—	2,335

Total revenues	316,177	58,305	(21)	374,461

Costs and expenses:
Cost of sales	20,163	5,653	(21)	25,795
Leasing, selling and general expenses	154,261	38,600	—	192,861
Integration, merger and restructuring expenses	10,457	848	—	11,305
Depreciation and amortization	31,562	7,520	—	39,082

Total costs and expenses	216,443	52,621	(21)	269,043

Income from operations	99,734	5,684	—	105,418
Other income (expense):
Interest income	1,808	7	(1,786)	29
Interest expense	(55,394)	(5,896)	1,786	(59,504)
Dividend income	1,255	—	(1,255)	—
Foreign currency exchange	—	(88)	—	(88)

Income (loss) before provision for (benefit from) income taxes	47,403	(293)	(1,255)	45,855
Provision for (benefit from) income taxes	18,491	(266)	(168)	18,057

Net income (loss)	$28,912	$(27)	$(1,087)	$27,798

MOBILE MINI, INC.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2008

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$46,093	$(17,219)	$167	$29,041
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4,351	912	(2)	5,261
Provision for restructuring charge	5,626	—	—	5,626
Goodwill impairment	—	13,667	—	13,667
Amortization of deferred financing costs	2,455	—	—	2,455
Amortization of long-term liabilities	418	—	—	418
Share-based compensation expense	4,627	512	5	5,656
Depreciation and amortization	26,402	5,365	—	31,767
Gain on sale of lease fleet units	(8,977)	(888)	16	(9,849)
Loss on disposal of property, plant and equipment	566	1	—	567
Deferred income taxes	29,273	(1,381)	31	27,923
Foreign currency loss	—	112	—	112
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,031)	(1,029)	—	(3,060)
Inventories	7,655	—	—	7,655
Deposits and prepaid expenses	(698)	875	—	177
Other assets and intangibles	105	—	—	105
Accounts payable	(11,469)	(4,262)	—	(15,731)
Accrued liabilities	(1,432)	(1,840)	—	(3,272)
Intercompany	(2,502)	4,025	(1,523)	—

Net cash provided by (used in) operating activities	100,974	(1,150)	(1,306)	98,518

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(36,448)	3,198	—	(33,250)
Additions to lease fleet units, excluding acquisitions	(58,016)	(18,606)	—	(76,622)
Proceeds from sale of lease fleet units	24,652	3,758	(72)	28,338
Additions to property, plant and equipment	(11,614)	(5,260)	—	(16,874)
Proceeds from sale of property, plant and equipment	492	3	—	495

Net cash used in investing activities	(80,934)	(16,907)	(72)	(97,913)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	109,975	19,376	(9,010)	120,341
Deferred financing costs	(15,166)	—	—	(15,166)
Proceeds from notes payable	1,249	—	—	1,249
Principal payments on notes payable	(113,851)	—	—	(113,881)
Principal payments on capital lease obligations	(702)	(2)	—	(704)
Issuance of common stock, net	1,472	—	—	1,472
Intercompany	209	(253)	44	—

Net cash (used in) provided by financing activities	(16,814)	19,091	(8,966)	(6,689)
Effect of exchange rate changes on cash	(3,051)	(1,728)	10,344	5,565

Net increase (decrease) in cash	175	(694)	—	(519)
Cash at beginning of year	2,033	1,670	—	3,703

Cash at end of year	$2,208	$976	$—	$3,184

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2009

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$28,912	$(27)	$(1,087)	$27,798
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	2,189	497	15	2,701
Provision for restructuring charge	(19)	—	—	(19)
Amortization of deferred financing costs	4,456	—	—	4,456
Amortization of long-term liabilities	906	—	—	906
Share-based compensation expense	5,263	526	(7)	5,782
Depreciation and amortization	31,562	7,520	—	39,082
Gain on sale of lease fleet units	(10,586)	(1,065)	(10)	(11,661)
Loss on disposal of property, plant and equipment	66	5	—	71
Deferred income taxes	17,460	(247)	(12)	17,201
Foreign currency loss	—	88	—	88
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	13,503	5,123	—	18,626
Inventories	2,545	1,146	—	3,691
Deposits and prepaid expenses	3,528	(116)	—	3,412
Other assets and intangibles	(845)	—	—	(845)
Accounts payable	(1,850)	(4,443)	—	(6,293)
Accrued liabilities	(16,127)	(2,099)	—	(18,226)
Intercompany	(8,652)	8,310	342	—

Net cash provided by (used in) operating activities	72,311	15,218	(759)	86,770

Cash Flows From Investing Activities:
Additions to lease fleet, excluding acquisitions	(13,140)	(8,377)	—	(21,517)
Proceeds from sale of lease fleet units	29,135	4,353	7	33,495
Additions to property, plant and equipment	(7,059)	(3,235)	—	(10,294)
Proceeds from sale of property, plant and equipment	941	311	—	1,252
Other	112	—	—	112

Net cash provided by (used in) investing activities	9,989	(6,948)	7	3,048

Cash Flows From Financing Activities:
Net repayments under lines of credit	(83,903)	(7,305)	10,331	(80,877)
Redemption of 9.75% Senior Notes	(1,150)	—	—	(1,150)
Deferred financing costs	(75)	—	—	(75)
Proceeds from issuance of notes payable	1,272	—	—	1,272
Principal payments on notes payable	(1,478)	(55)	—	(1,533)
Principal payments on capital lease obligations	(1,435)	1	(2)	(1,436)
Issuance of common stock, net	800	—	—	800
Intercompany	(209)	(1,076)	1,285	—

Net cash (used in) provided by financing activities	(86,178)	(8,435)	11,614	(82,999)

Effect of exchange rate changes on cash	2,252	347	(10,862)	(8,263)

Net (decrease) increase in cash	(1,626)	182	—	(1,444)
Cash at beginning of year	2,208	976	—	3,184

Cash at end of year	$582	$1,158	$—	$1,740

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in Exchange Act reports filed is communicated to management (including the CEO and CFO) in a timely manner.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. (and subsidiaries) as of December 31, 2009 and 2008, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Mobile Mini, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Phoenix, Arizona
March 1, 2010

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

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following our fiscal year end (the 2010 Proxy Statement).

Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a director of Cavco Industries, Inc., one of the nation’s largest producers of manufactured housing. Mr. Bunger graduated from Arizona State University with a B.A. in Business Administration. Age 48.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 47.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from Mobile Storage Group. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with Mobile Storage Group. Prior to that he had served as Regional Vice President of Rental Service Corporation, working there from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 21 years. Age 42.

Kyle G. Blackwell joined Mobile Mini in 1988 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start up of our Texas locations. Age 46.

Ronald Halchishak joined Mobile Mini after the combination with Mobile Storage Group in June 2008 as our Senior Vice President and Managing Director-Europe. He had been a Managing Director of Ravenstock MSG since July 2007. Prior to that, from June 2003 to January 2007, he served as the Vice President of the Mid-Atlantic for Nations Rent. From June 1991 to March 2001, Mr. Halchishak was Division President at Rental Service Corporation. He graduated from Humboldt State University with a B.A. in political science and psychology. Age 62.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996 and also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 40.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University. Age 45.

Russell C. Lemley served as our Senior Vice President, Western Division from 1999 to February 2010, except from December 2007 to December 2008, when he served as our Executive Vice President and Chief Operating Officer. Prior to 1999, he served as our Vice President, Operations from June 1998 to November 1999. He joined us in August 1988 as Construction Superintendent to build our ten-acre facility in Los Angeles, California and served as Plant Manager of that facility from 1989 to 1994 and as General Manager from 1994 to 1998. Prior to joining us, Mr. Lemley was the Project Manager from 1984 through 1987 for the largest automated pallet rack high rise in the United Sates for Ralph’s Grocery in San Fernando, California and managed the construction of the first automated parts pallet rack facility for Suzuki in Brea, California. Age 52.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 59.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 38.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2010 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2010 Proxy Statement.

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

Information with respect to executive compensation is incorporated herein by reference to information included in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1994 Stock Option Plan (the 1994 Plan), the 1999 Stock Option Plan (the 1999 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan), pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted hereunder and there are no outstanding options subject to exercise at the end of 2009. The 1999 Plan expired in 2009 and no additional options maybe granted hereunder, outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2009. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

	Common Shares		Common Shares Remaining
	to be Issued Upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Shares
	and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by Mobile Mini stockholders(1)	1,559	$17.20	2,788
Equity compensation plans not approved by Mobile Mini stockholders	0	0	0

Totals	1,559	$17.20	2,788

(1)	Of these shares, options to purchase 1.53 million shares were outstanding under the 1999 Plan and options to purchase 29,000 shares were outstanding under the 2006 Plan.

On December 31, 2009, the closing price of Mobile Mini’s common stock as reported by The Nasdaq Stock Market was $14.09.

The information set forth in our 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2010 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth in our 2010 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Report are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended December 31, 2007, 2008 and 2009 is filed with our annual report on Form 10-K for fiscal year ended December 31, 2009:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999 (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).
4.3	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on June 26, 2007) (the “Mobile Mini Indenture”).
4.4	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
4.5	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the “MSG Indenture”).
4.6	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

Exhibit
Number	Description

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).
10.3	Form of Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4	Mobile Mini, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 annual meeting of shareholders filed on April 30, 2009 under cover of Schedule 14A).
10.5	ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
10.6	First Amendment to ABL Credit Agreement, dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 4, 2008).
10.7	Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated June 2, 2008).
10.8	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger. (Filed herewith).
10.9	Employment Agreement dated September 30, 2008 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).
10.10	Employment Agreement dated October 15, 2008 between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).
10.11	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Filed herewith).
10.12	Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 23, 2008).
10.13	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller. (Filed herewith).
10.14	Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).
10.15	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
10.16	Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
10.17	Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
21	Subsidiaries of Mobile Mini, Inc. (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K. (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 1, 2010	By:	/s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2010	By:	/s/ Steven G. Bunger Steven G. Bunger President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 1, 2010	By:	/s/ Mark E. Funk Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 1, 2010	By:	/s/ Deborah K. Keeley Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 1, 2010	By:	/s/ James J. Martell James J. Martell, Director
Date: March 1, 2010	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director
Date: March 1, 2010	By:	/s/ Stephen A McConnell Stephen A McConnell, Director
Date: March 1, 2010	By:	/s/ Frederick G. McNamee Frederick G. McNamee, Director
Date: March 1, 2010	By:	/s/ Sanjay Swani Sanjay Swani, Director
Date: March 1, 2010	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Director
Date: March 1, 2010	By:	/s/ Michael L. Watts Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2007	2008	2009
	(In thousands)

Allowance for doubtful accounts:
Balance at beginning of year	$5,008	$3,993	$7,193
Provision charged to expense	1,869	5,261	2,701
Acquired through business acquisitions	—	2,873	623
Write-offs	(2,884)	(4,934)	(6,802)

Balance at end of year	$3,993	$7,193	$3,715

INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number	Description

10.8	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger.
10.11	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk.
10.13	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller.
21	Subsidiaries of Mobile Mini, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.