Form 10-Q
period 2010-03-31
MOBILE MINI INC
filed 2010-05-10
CIK 911109

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12804

(Exact name of registrant as specified in its charter)

Delaware	86-0748362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At April 30, 2010, there were outstanding 36,376,654 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2009	March 31, 2010
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,740	$2,518
Receivables, net of allowance for doubtful accounts of $3,715 and $3,280 at December 31, 2009 and March 31, 2010, respectively	40,867	36,592
Inventories	22,147	21,280
Lease fleet, net	1,055,328	1,044,595
Property, plant and equipment, net	84,160	80,889
Deposits and prepaid expenses	9,916	8,898
Other assets and intangibles, net	26,643	24,294
Goodwill	513,238	509,739

Total assets	$1,754,039	$1,728,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$14,130	$13,105
Accrued liabilities	64,915	55,495
Lines of credit	473,655	466,672
Notes payable	1,128	877
Obligations under capital leases	4,061	3,700
Senior notes, net	345,402	339,672
Deferred income taxes	155,697	157,081

Total liabilities	1,058,988	1,036,602

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2009 and March 31, 2010, stated at liquidity preference values	147,427	147,427

Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,451 issued and 36,276 outstanding at December 31, 2009 and 38,549 issued and 36,374 outstanding at March 31, 2010	385	385
Additional paid-in capital	341,597	343,274
Retained earnings	270,733	273,143
Accumulated other comprehensive loss	(25,791)	(32,726)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	547,624	544,776

Total liabilities and stockholders’ equity	$1,754,039	$1,728,805

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2010
Revenues:
Leasing	$89,516	$70,179
Sales	10,060	6,314
Other	588	385

Total revenues	100,164	76,878

Costs and expenses:
Cost of sales	6,869	4,090
Leasing, selling and general expenses	51,572	42,862
Integration, merger and restructuring expenses	2,214	2,226
Depreciation and amortization	10,253	9,140

Total costs and expenses	70,908	58,318

Income from operations	29,256	18,560
Other income (expense):
Interest income	3	1
Interest expense	(15,241)	(14,687)
Foreign currency exchange loss	(83)	(8)

Income before provision for income taxes	13,935	3,866
Provision for income taxes	5,469	1,456

Net income	8,466	2,410
Earnings allocable to preferred stockholders	(1,688)	(456)

Net income available to common stockholders	$6,778	$1,954

Earnings per share:
Basic	$0.20	$0.06

Diluted	$0.20	$0.06

Weighted average number of common and common share equivalents outstanding:
Basic	34,344	35,083

Diluted	42,982	43,514

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2010
Cash Flows From Operating Activities:
Net income	$8,466	$2,410
Adjustments to reconcile income to net cash provided by operating activities:
Provision for doubtful accounts	1,080	615
Reversal of restructuring charge	—	(9)
Amortization of deferred financing costs	1,294	1,114
Amortization of long-term liabilities	—	338
Share-based compensation expense	1,621	1,416
Depreciation and amortization	10,253	9,140
Gain on sale of lease fleet units	(2,845)	(2,026)
Loss on disposal of property, plant and equipment	25	2
Deferred income taxes	5,461	1,456
Foreign currency transaction loss	83	8
Changes in certain assets and liabilities:
Receivables	10,647	3,087
Inventories	430	748
Deposits and prepaid expenses	330	952
Other assets and intangibles	(181)	(182)
Accounts payable	(5,477)	(775)
Accrued liabilities	(10,587)	(8,044)

Net cash provided by operating activities	20,600	10,250

Cash Flows From Investing Activities:
Additions to lease fleet	(5,159)	(3,832)
Proceeds from sale of lease fleet units	8,542	5,439
Additions to property, plant and equipment	(2,032)	(557)
Proceeds from sale of property, plant and equipment	93	48

Net cash provided by investing activities	1,444	1,098

Cash Flows From Financing Activities:
Net repayments under lines of credit	(24,509)	(6,983)
Proceeds from issuance of notes payable	—	94
Redemption of Senior Notes	—	(6,000)
Principal payments on notes payable	(350)	(343)
Principal payments on capital lease obligations	(353)	(361)
Issuance of common stock, net	4	227

Net cash used in financing activities	(25,208)	(13,366)

Effect of exchange rate changes on cash	1,526	2,796

Net (decrease) increase in cash	(1,638)	778
Cash at beginning of period	3,184	1,740

Cash at end of period	$1,546	$2,518

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(74)	$(739)

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. Other than when in a challenging economic environment, this seasonality has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing the impact of this seasonality on our operations.
These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009, consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010.
NOTE B — Recent Accounting Pronouncements
Transfers of Financial Assets. In June 2009, the Financial Account Standards Board (FASB) issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard is effective for the Company for transfers occurring on or after January 1, 2010. The Company adopted this accounting standard and it did not have a material effect on its consolidated financial statements and related disclosures.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE C — Fair Value Measurements
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company adopted the suggested accounting guidance for the three levels of inputs that may be used to measure fair value:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Rate Swap Agreements	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
December 31, 2009	$(7,703)	$—	$(7,703)	$—		(1)
March 31, 2010	$(6,493)	$—	$(6,493)	$—		(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counter party credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2009 and March 31, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet.
NOTE D — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and credit facility debt at December 31, 2009 and March 31, 2010, approximated their respective book values. The fair value of the Company’s Senior Notes at December 31, 2009 ($345.4 million principal amount outstanding) and March 31, 2010 ($339.7 million principal amount outstanding), was approximately $348.5 million and $339.5 million, respectively. The determination for fair value is based on the latest sales price at the end of each period obtained from a third-party institution.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE E — Earnings Per Share
The Company issued Preferred Stock which participates in distributions of earnings on the same basis as shares of common stock. As such, the Company adopted the accounting guidance for the standards regarding the computation of earnings per share (EPS) for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Earnings for the period are required to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock using the treasury stock method.
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three month period ended March 31:

	Three Months Ended March 31,
	2009	2010
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$8,466	$2,410
Less: Earnings allocable to preferred stock	(1,688)	(456)

Net income available to common stockholders	$6,778	$1,954

Basic EPS Denominator:
Common stock outstanding beginning of period	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	20	20

Denominator for basic net income per share	34,344	35,083

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	20	20
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended March 31,	82	240
Dilutive effect of convertible preferred stock assumed converted during the period ended March 31,	8,556	8,191

Denominator for diluted net income per share	42,982	43,514

Basic net income per share	$0.20	$0.06

Diluted net income per share	$0.20	$0.06

For the three months ended March 31, 2009 and 2010, employee stock options to purchase 1.4 million and 0.9 million shares of stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of March 31, 2009 and 2010 does not include 1.1 million and 1.2 million, respectively, of share-awards because the awards had not yet vested. For the three months ended March 31, 2009 and 2010, 1.0 million and 0.3 million, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE F — Share-Based Compensation
At March 31, 2010, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than 10 years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a 4.5 year period. The Company has not granted any stock option awards in 2010.
The Company also awards restricted stock, also called nonvested shares in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
In addition, the Company awards nonvested share-awards to certain executive officers with vesting subject to a performance conditions. Vesting of these share-awards is dependent upon the officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. The 2010 target was established by the Company’s Board of Directors on February 22, 2010, at which point the value of each non-vested share-award was $15.21. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. For these performance based awards, the accelerated attribution method has been used to recognize the expense.
In June 2008, in connection with the Company’s acquisition of Mobile Storage Group (MSG), the Company awarded nonvested share-awards that vested or will vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of March 31, 2010, the total amount of unrecognized compensation cost related to share-awards was approximately $21.1 million, which is expected to be recognized over a weighted-average period of 3.3 years.
The total value of the stock option awards is expensed over the related employee’s service period on a straight-line basis. As of March 31, 2010, total unrecognized compensation cost related to stock option grants was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 0.6 years.
The following table summarizes the share-based compensation expense and capitalized amounts for the three months ended March 31:

	2009	2010
	(In thousands)
Gross share-based compensation	$1,751	$1,449
Capitalized share-based compensation	(130)	(33)

Share-based compensation expense	$1,621	$1,416

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2010 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2009	1,559	$17.20
Exercised	(16)	$11.10
Canceled/expired	(16)	$25.11

Balance at March 31, 2010	1,527	$17.19

The intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $71,000.
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2009	1,213	$16.05
Awarded	112	15.19
Released	(45)	16.83
Forfeited	(31)	15.23

Nonvested at March 31, 2010	1,249	$15.96

A summary of fully-vested stock options and stock options expected to vest, as of March 31, 2010, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,527	$17.19	3.6	$2,061
Vested and expected to vest	1,472	$16.84	3.5	$2,061
Exercisable	1,439	$16.62	3.5	$2,061
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.
NOTE G — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO (International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued

	December 31, 2009	March 31, 2010
	(In thousands)
Raw material and supplies	$15,750	$15,342
Work-in-process	589	459
Finished portable storage units	5,808	5,479

	$22,147	$21,280

NOTE H — Income Taxes
The Company files U.S. federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax year for 2008 is subject to tax examination by the U.S. Internal Revenue Service (IRS) through September 15, 2012. During 2009, the IRS concluded the audit of the Company’s consolidated U.S. Federal returns for 2006 and 2007. There were no adjustments that resulted in a material change to the Company’s financial position. No reserves for uncertain income tax positions have been recorded and the Company did not record a cumulative effect adjustment. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE I — Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Condensed Consolidated Statements of Income. Property, plant and equipment consist of the following at:

	December 31, 2009	March 31, 2010
	(In thousands)
Land	$11,129	$11,039
Vehicles and equipment	76,037	75,868
Buildings and improvements	15,012	14,338
Office fixtures and equipment	26,404	26,211

	128,582	127,456
Less accumulated depreciation	(44,422)	(46,567)

Total property, plant and equipment	$84,160	$80,889

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE J — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of remanufactured and differentiated steel portable storage containers, manufactured steel offices, and wood office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the Company’s units’ estimated useful life, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers are only added to the fleet in connection with acquisitions of portable storage businesses, and then only when van trailers are a part of the business acquired.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2009 and March 31, 2010, the lease fleet was in excess of $1.1 billion before accumulated depreciation of $101.3 million and $105.9 million, respectively.
Lease fleet consists of the following at:

	December 31, 2009	March 31, 2010
	(In thousands)
Steel storage containers	$621,466	$619,000
Steel and wood offices	526,951	524,071
Van trailers	5,557	4,857
Other (chassis and ancillary products)	2,651	2,561

	1,156,625	1,150,489
Accumulated depreciation	(101,297)	(105,894)

	$1,055,328	$1,044,595

NOTE K — Derivatives
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
The Company had interest rate swap agreements totaling $200.0 million at March 31, 2010. The fixed interest rate on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in 2010 and five swap agreements mature in 2011.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments.

Interest Rate Swap Agreements
Derivatives Fair Value		Fair Value
Hedging Relationships	Balance Sheet Location	(in thousands)

December 31, 2009	Accrued liabilities	$(7,703)

March 31, 2010	Accrued liabilities	$(6,493)

Interest Rate Swap Agreements
Amount of Gain
Derivatives Fair Value	Recognized in OCI on
Hedging Relationships	Derivatives
(In thousands)

Three months ended March 31, 2009 (net of income taxes of $47)	$74

Three months ended March 31, 2010 (net of income taxes of $472)	$739
NOTE L — Segment Reporting
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
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Revenue from external customers:

	Three Months Ended
	March 31
	2009	2010
	(In thousands)
North America(1)	$85,431	$64,373
United Kingdom	13,870	12,046
The Netherlands	863	459

Total revenues	$100,164	$76,878

(1)	Includes revenues in the United States of $84.7 million and $63.7 million for the three month period ended March 31, 2009 and 2010, respectively.
Long-lived assets:

	December 31,	March 31,
	2009	2010
	(In thousands)
North America(1)	$1,002,675	$995,745
United Kingdom	132,356	125,595
The Netherlands	4,457	4,144

Total long-lived assets	$1,139,488	$1,125,484

(1)	Includes long-lived assets of $988.9 million and $981.6 million in the United States at December 31, 2009 and March 31, 2010, respectively.
NOTE M — Comprehensive Income (Loss)
Comprehensive income (loss), net of tax, consisted of the following at:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)
Net income	$8,466	$2,410
Net unrealized holding gain on derivatives	74	739
Foreign currency translation adjustment	(2,018)	(7,674)

Total comprehensive income (loss)	$6,522	$(4,525)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2009	March 31, 2010
	(In thousands)
Accumulated net unrealized holding loss on derivatives	$(4,733)	$(3,994)
Foreign currency translation adjustment	(21,058)	(28,732)

Total accumulated other comprehensive loss	$(25,791)	$(32,726)

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE N — Integration, Merger and Restructuring Expenses
In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets. The Company was able to combine the lease fleets of Mobile Mini and Mobile Storage and reduce its capital expenditures for the lease fleet going forward. In addition, the Company restructured its manufacturing operations and reduced overhead. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories.
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the period ended March 31, 2010:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expenses	1,651	—	584	2,235
Cash paid	(1,790)	(578)	(587)	(2,955)

Accrued obligations as of March 31, 2010	$326	$5,164	$—	$5,490

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the three months ended March 31:

	2009	2010
Severance and benefits	$806	$1,651
Acquisition integration	1,408	584
Long-lived asset and inventory impairment charge	—	(9)

Integration, merger and restructuring expenses	$2,214	$2,226

NOTE O — Condensed Consolidating Financial Information
Mobile Mini Supplemental Indenture
In connection with the acquisition of MSG, Mobile Mini entered into a Supplemental Indenture pursuant to which the New Mobile Mini Guarantors became “Guarantors” under Mobile Mini’s Indenture relating to the Senior Notes. Mobile Mini also entered into the MSG Supplemental Indenture (the MSG Notes) pursuant to which Mobile Mini became an “Issuer” for all purposes under the MSG Indenture and the New MSG Guarantors became “Guarantors” for all purposes under the MSG Indenture.
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash	$582	$1,158	$—	$1,740
Receivables, net	29,152	11,715	—	40,867
Inventories	20,169	2,027	(49)	22,147
Lease fleet, net	936,366	118,962	—	1,055,328
Property, plant and equipment, net	66,309	17,851	—	84,160
Deposits and prepaid expenses	8,593	1,323	—	9,916
Other assets and intangibles, net	21,288	5,355	—	26,643
Goodwill	447,196	66,042	—	513,238
Intercompany	140,692	36,365	(177,057)	—

Total assets	$1,670,347	$260,798	$(177,106)	$1,754,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,605	$5,525	$—	$14,130
Accrued liabilities	61,410	3,505	—	64,915
Lines of credit	366,150	107,505	—	473,655
Notes payable	1,100	28	—	1,128
Obligations under capital leases	4,060	1	—	4,061
Senior notes	345,402	—	—	345,402
Deferred income taxes	145,157	11,144	(604)	155,697
Intercompany	23	39,425	(39,448)	—

Total liabilities	931,907	167,133	(40,052)	1,058,988

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	385	18,434	(18,434)	385
Additional paid-in stock	341,597	119,175	(119,175)	341,597
Retained earnings	292,408	(22,230)	555	270,733
Accumulated other comprehensive loss	(4,077)	(21,714)	—	(25,791)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	591,013	93,665	(137,054)	547,624

Total liabilities and stockholders’ equity	$1,670,347	$260,798	$(177,106)	$1,754,039

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2010
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,843	$675	$—	$2,518
Receivables, net	26,209	10,383	—	36,592
Inventories	19,429	1,900	(49)	21,280
Lease fleet, net	931,256	113,339	—	1,044,595
Property, plant and equipment, net	64,489	16,400	—	80,889
Deposits and prepaid expenses	7,798	1,100	—	8,898
Other assets and intangibles, net	19,695	4,599	—	24,294
Goodwill	447,246	62,493	—	509,739
Intercompany	204,326	36,254	(240,580)	—

Total assets	$1,722,291	$247,143	$(240,629)	$1,728,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,243	$4,862	$—	$13,105
Accrued liabilities	52,609	2,886	—	55,495
Lines of credit	426,172	40,500	—	466,672
Notes payable	864	13	—	877
Obligations under capital leases	3,700	—	—	3,700
Senior notes, net	339,672	—	—	339,672
Deferred income taxes	147,254	10,465	(638)	157,081
Intercompany	21	102,949	(102,970)	—

Total liabilities	978,535	161,675	(103,608)	1,036,602

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	385	18,434	(18,434)	385
Additional paid-in capital	343,274	119,175	(119,175)	343,274
Retained earnings	294,880	(22,325)	588	273,143
Accumulated other comprehensive loss	(2,910)	(29,816)	—	(32,726)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	596,329	85,468	(137,021)	544,776

Total liabilities and stockholders’ equity	$1,722,291	$247,143	$(240,629)	$1,728,805

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2010
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$58,800	$11,379	$—	$70,179
Sales	5,280	1,034	—	6,314
Other	293	92	—	385

Total revenues	64,373	12,505	—	76,878

Costs and expenses:
Cost of sales	3,309	781	—	4,090
Leasing, selling and general expenses	33,956	8,906	—	42,862
Integration, merger and restructuring expenses	2,226	—	—	2,226
Depreciation and amortization	7,376	1,764	—	9,140

Total costs and expenses	46,867	11,451	—	58,318

Income from operations	17,506	1,054	—	18,560
Other income (expense):
Interest income	310	1	(310)	1
Interest expense	(13,983)	(1,014)	310	(14,687)
Dividend income	215	—	(215)	—
Foreign currency exchange	—	(8)	—	(8)

Income (loss) before provision for (benefit from) income taxes	4,048	33	(215)	3,866
Provision for (benefit from) income taxes	1,577	(87)	(34)	1,456

Net income (loss)	$2,471	$120	$(181)	$2,410

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$8,673	$(253)	$46	$8,466
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	940	139	1	1,080
Amortization of deferred financing costs	1,294	—	—	1,294
Share-based compensation expense	1,444	177	—	1,621
Depreciation and amortization	8,365	1,888	—	10,253
Gain on sale of lease fleet units	(2,681)	(164)	—	(2,845)
Loss on disposal of property, plant and equipment	24	1	—	25
Deferred income taxes	5,439	29	(7)	5,461
Foreign currency exchange loss	—	83	—	83
Changes in certain assets and liabilities:
Receivable	8,536	2,111	—	10,647
Inventories	147	283	—	430
Deposits and prepaid expenses	487	(157)	—	330
Other assets and intangibles	(181)	—	—	(181)
Accounts payable	(3,264)	(2,213)	—	(5,477)
Accrued liabilities	(10,222)	(365)	—	(10,587)
Intercompany	(460)	688	(228)	—

Net cash provided by (used in) operating activities	18,541	2,247	(188)	20,600

Cash Flows From Investing Activities:
Additions to lease fleet units	(3,386)	(1,773)	—	(5,159)
Proceeds from sale of lease fleet units	7,714	831	(3)	8,542
Additions to property, plant and equipment	(916)	(1,116)	—	(2,032)
Proceeds from sale of property, plant and equipment	92	1	—	93

Net cash provided by (used in) investing activities	3,504	(2,057)	(3)	1,444

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(23,089)	498	(1,918)	(24,509)
Principal payments on notes payable	(338)	(12)	—	(350)
Principal payments on capital lease obligations	(353)	—	—	(353)
Issuance of common stock, net	4	—	—	4
Intercompany	386	(398)	12	—

Net cash (used in) provided by financing activities	(23,390)	88	(1,906)	(25,208)

Effect of exchange rate changes on cash	(347)	(224)	2,097	1,526

Net (decrease) increase in cash	(1,692)	54	—	(1,638)
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$516	$1,030	$—	$1,546

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010
(In thousands)
(unaudited)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$2,471	$120	$(181)	$2,410
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	530	85	—	615
Reversal of restructuring charge	(9)	—	—	(9)
Amortization of deferred financing costs	1,114	—	—	1,114
Amortization of long-term liabilities	325	13	—	338
Share-based compensation expense	1,243	173	—	1,416
Depreciation and amortization	7,376	1,764	—	9,140
Gain on sale of lease fleet units	(1,877)	(149)	—	(2,026)
Loss (gain) on disposal of property, plant and equipment	9	(7)	—	2
Deferred income taxes	1,531	(87)	12	1,456
Foreign currency exchange loss	—	8	—	8
Changes in certain assets and liabilities:
Receivables	2,426	661	—	3,087
Inventories	747	1	—	748
Deposits and prepaid expenses	798	154	—	952
Other assets and intangibles	(182)	—	—	(182)
Accounts payable	(366)	(409)	—	(775)
Accrued liabilities	(7,596)	(448)	—	(8,044)
Intercompany	(62,115)	66,680	(4,565)	—

Net cash (used in) provided by operating activities	(53,575)	68,559	(4,734)	10,250

Cash Flows From Investing Activities:
Additions to lease fleet units	(2,023)	(1,809)	—	(3,832)
Proceeds from sale of lease fleet units	4,880	559	—	5,439
Additions to property, plant and equipment	(359)	(198)	—	(557)
Proceeds from sale of property, plant and equipment	18	30	—	48

Net cash provided by (used in) investing activities	2,516	(1,418)	—	1,098

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	60,022	(63,460)	(3,545)	(6,983)
Proceeds from notes payable	94	—	—	94
Redemption of 9.75% Senior Notes	(6,000)	—	—	(6,000)
Principal payments on notes payable	(329)	(14)	—	(343)
Principal payments on capital lease obligations	(361)	—	—	(361)
Issuance of common stock, net	227	—	—	227
Intercompany	—	(216)	216	—

Net cash provided by (used in) financing activities	53,653	(63,690)	(3,329)	(13,366)

Effect of exchange rate changes on cash	(1,333)	(3,934)	8,063	2,796

Net increase (decrease) in cash	1,261	(483)	—	778
Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,843	$675	$—	$2,518

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2009 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in forward-looking statements.
Overview
General
We are the world’s leading provider of portable storage solutions, with a total lease fleet of over 254,000 portable storage and office units at March 31, 2010. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell office units. We also sell non-core assets, particularly van trailers and timber units, when the opportunity arises. Our sales revenues represented 10.0% and 8.2% of total revenues for the three months ended March 31, 2009 and 2010, respectively.
Prior to acquiring Mobile Storage Group in 2008, we grew both organically and through smaller acquisitions, which we use to gain a presence in new markets. Traditionally, we entered new markets through the acquisition of the business of a smaller local competitor and then implement our business model, which is usually much more customer service and marketing focused than the business we are buying or its competitors in the market. Given our current utilization levels, we will be entering new markets through greenfield locations by migrating idle fleet to low cost operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we take advantage of operating efficiencies to improve operating margins at the location and typically reach company average levels after several years. The costs associated with opening an operational yard are lower which should have a comparatively positive effect on margins versus a fully staffed branch.
When we enter a new market, we incur certain costs in developing an infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. Conversely, any additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs.
The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 29% of our units on rent at March 31, 2010 and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations in 2009. The level of our construction related business has now begun to stabilize in 2010.
In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA.
Because EBITDA and adjusted EBITDA are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.
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
Because EBITDA, as defined, excludes some but not all items that affect our cash flow from operating activities, EBITDA may not be comparable to similarly titled performance measures presented by other companies.
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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands)
EBITDA	$39,429	$27,693
Interest paid	(16,129)	(14,977)
Income and franchise taxes paid	(144)	(133)
Reversal of restructuring charge	—	(9)
Share-based compensation expense	1,621	1,416
Gain on sale of lease fleet units	(2,845)	(2,026)
Loss on disposal of property, plant and equipment	25	2
Changes in certain assets and liabilities:
Receivables	11,727	3,702
Inventories	430	748
Deposits and prepaid expenses	330	952
Other assets and intangibles	(181)	(182)
Accounts payable and accrued liabilities	(13,663)	(6,936)

Net cash provided by operating activities	$20,600	$10,250

Reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands except percentages)
Net income	$8,466	$2,410
Interest expense	15,241	14,687
Provision for income taxes	5,469	1,456
Depreciation and amortization	10,253	9,140

EBITDA	39,429	27,693
Integration, merger and restructuring expenses(1), other	2,214	2,266

Adjusted EBITDA	$41,643	$29,959

EBITDA margin(2)	39.4%	36.0%

Adjusted EBITDA margin(2)	41.6%	39.0%

(1)	Integration, merger and restructuring expenses represent costs we incurred or accrued in connection with the acquisition of MSG and the costs in connection with the resulting restructuring of our manufacturing operations.

(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, divided by our total revenues expressed as a percentage.
In managing our business, we measure our EBITDA margins from year to year and based upon the size of our branches. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have lower EBITDA margins in its early years until the number of units on rent increases. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Our repairs on wood office units require more maintenance cost than our portable storage units and have become a larger part of our lease fleet repair and maintenance expense over the past several years. Annual repair and maintenance expenses on our leased units over the last three fiscal years have averaged approximately 3.4% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
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
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2009, and $1.0 billion at March 31, 2010:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2009, net	$1,055,328	257,208
Purchases:
Container purchases, including freight	6	4
Manufactured units:
Steel containers, combination storage/office combo units and steel security offices	405	16
Remanufacturing and customization of units purchased or obtained in prior years (1)	2,816	158	(3)
Other (2)	327	50
Cost of sales from lease fleet	(3,428)	(2,803)
Effect of exchange rate changes	(6,600)
Depreciation	(4,259)

Lease fleet at March 31, 2010, net	$1,044,595	254,633

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	Includes transfers to and from property, plant and equipment and non-sale disposals and recoveries.

(3)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and includes units moved from finished goods to the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2010:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$619,000	205,606	81%
Steel and wood offices	524,071	41,856	16%
Van trailers	4,857	7,171	3%
Other (chassis and ancillary products)	2,561

	1,150,489
Accumulated depreciation	(105,894)

	$1,044,595	254,633	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of March 31, 2010, based on the latest orderly liquidation value appraisal conducted in May 2009 on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $909.2 million, which equates to 87.0% of our lease fleet net book value of $1.0 billion at March 31, 2010.
During the last five fiscal years, our annual utilization levels averaged 75.9% and ranged from a low of 59.2% in 2009 to a high of 82.9% in 2005. Our utilization is somewhat seasonal, historically with the low normally being realized in the first quarter and the high realized in the fourth quarter. However, with the challenging economic business environment, especially in the non-residential construction industry, we have seen a decline in our utilization rates compared to the same period in the prior year. Our average utilization rate for the first quarter of 2010 was 52.4%, compared to 56.0% in the fourth quarter of 2009 and 64.6% in the first quarter of 2009.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010, Compared to
Three Months Ended March 31, 2009
Total revenues for the quarter ended March 31, 2010 decreased by $23.3 million, or 23.2%, to $76.9 million from $100.2 million for the same period in 2009. Leasing revenues for the quarter decreased by $19.3 million, or 21.6%, to $70.2 million from $89.5 million for the same period in 2009. This decrease in leasing revenues resulted from a 23.5% reduction in the average units on lease, driven by the economy and the decline in the level of non-residential construction activity. This decrease was partially offset by a 2.5% increase in our yield that was primarily driven by increases in ancillary income, product mix and favorable foreign exchange rates. Our sales of portable storage and office units for the quarter ended March 31, 2010 decreased by 37.2%, to $6.3 million from $10.1 million during the same period in 2009. The decrease in revenues primarily reflects the reduction in business activity due to the economic recession. Leasing revenues, as a percentage of total revenues for the quarters ended March 31, 2010 and 2009, were 91.3% and 89.4%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 64.8% and 68.3% of sales revenue for the quarters ended March 31, 2010 and 2009, respectively. Our gross margins increased 3.5 percentage points to 35.2% for the quarter ended March 31, 2010, compared to 31.7% for the same period in 2009.
Leasing, selling and general expenses decreased $8.7 million, or 16.9%, to $42.9 million for the quarter ended March 31, 2010, from $51.6 million for the same period in 2009. This decrease is primarily due to large reductions in our workforce and migrating a number of our branches to lower cost operational yards. In addition to a reduction in payroll costs, we benefited from lower repair and maintenance expenses related to our lease fleet, and lower insurance costs as compared to the prior period.
Integration, merger and restructuring expenses for both quarters ended March 31, 2010 and March 31, 2009 were $2.2 million. These expenses primarily represent costs associated with reductions to our workforce and costs for repositioning assets to their intended location. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.

Adjusted EBITDA, decreased $11.6 million, or 28.1%, to $30.0 million, compared to $41.6 million for the same period in 2009. Adjusted EBITDA margins were 39.0% and 41.6% of total revenues for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting efforts.
Depreciation and amortization expenses decreased $1.2 million, or 10.9%, to $9.1 million in the quarter ended March 31, 2010, compared to $10.3 million during the same period in 2009. The decrease is attributable to the reduced scope of our manufacturing operations and reductions in our lease fleet, and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense decreased $0.5 million to $14.7 million for the quarter ended March 31, 2010, compared to $15.2 million for the same period in 2009. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last 12 months. The weighted average interest rate on our debt for the three months ended March 31, 2010 was 6.6% compared to 6.2% for the three months ended March 31, 2009, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate was 7.2% in the 2010 quarter and was 6.7% in the 2009 quarter.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended March 31, 2010 was 37.7%, compared to 39.2 % during the same period in 2009. The higher tax rate in the first quarter of 2009 is attributable to our United Kingdom operations. Certain expenses resulting from the MSG acquisition were deemed taxable and were subsequently clarified as being deductible for tax accounting, but not until the second quarter of 2009. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended March 31, 2010 was $2.4 million compared to net income of $8.5 million for the same period in 2009. Net income results for both periods included integration, merger and restructuring expenses of $2.2 million (approximately $1.4 million after tax).
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008 and 2009, we were cash flow positive (after capital expenditures but excluding acquisitions). This positive cash flow trend continued for the three month period ended March 31, 2010,
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow and from borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in some of our markets. During 2009 and the three months ended March 31, 2010, we cut back significantly on our capital expenditures and were able to fund these expenditures with cash flow from operations. We currently expect this trend to continue throughout 2010. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. In connection with the acquisition of MSG, we expanded our revolving credit facility to $900 million and included the combined assets of both Mobile Mini and Mobile Storage Group as security for our obligations under the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2010, we had approximately $466.7 million of borrowings outstanding and $342.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of March 31, 2010.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement, at the measurement date. Based on our debt ratio at March 31, 2010, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to the lenders.
The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited, based upon a U.K. borrowing base and additionally supported by the U.S. and Canada borrowing base, if necessary. For U.S. borrowings, which are denominated in U.S. dollars, the borrowing base is based upon a U.S. and Canada borrowing base.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet, eligible inventory (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit.
Operating Activities. Our operations provided net cash flow of $10.3 million for the three months ended March 31, 2010, compared to $20.6 million during the same period in 2009. The $10.3 million decrease in cash provided by operations primarily resulted from a decrease in net income, after giving effect to non-cash items and changes in working capital. We used this net cash flow to fund operations and repay debt.
Investing Activities. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2010, compared to $1.4 million for the same period in 2009. Capital expenditures for our lease fleet were $3.8 million and proceeds from sale of lease fleet units were $5.4 million for the three months ended March 31, 2010, compared to net proceeds of $3.4 million for the same period in 2009. Our capital expenditures for our lease fleet decreased 25.7% in the first three months of 2010 compared to the same period in 2009, as we acquired fewer units due to the economic slow down. As a result of the current economic conditions, we anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $0.5 million for the three months ended March 31, 2010, compared to $1.9 million for the same period in 2009. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $13.4 million during the three months ended March 31, 2010, compared to net cash used in financing activities of $25.2 million for the same period in 2009. During the three months ended March 31, 2010, we reduced total debt by $13.6 million.
At March 31, 2010, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the three months ended March 31, 2010, of $0.7 million net of applicable income taxes of $0.5 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $339.7 million of Senior Notes, together with other, primarily unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from 1 to 16 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At March 31, 2010, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.0 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we enter into capitalized lease obligations from time to time and as a result of the acquisition of MSG, have commitments for $3.7 million in remaining capital lease obligations at March 31, 2010.
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
SEASONALITY
Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us early in the following year. Excluding the general impact of a challenging economic environment on our operations, this seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business from the levels we allocated in earlier years, decreasing the impact of this seasonality on our operations.
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
Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the statement of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested shares. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $0.5 million of total unrecognized compensation costs related to stock options at March 31, 2010 that are expected to be recognized over a weighted-average period of 0.6 years and $21.1 million of total unrecognized compensation costs related to nonvested share-awards at March 31, 2010 that are expected to be recognized over a weighted-average period of 3.3 years. See Note F to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivable. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2010
	(In thousands except per share
	data)
As Reported:
Net income	$8,466	$2,410
Diluted earnings per share	$0.20	$0.06

As adjusted for change in estimates:
Net income	$8,302	$2,315
Diluted earnings per share	$0.19	$0.06
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Impairment of Goodwill. We assess the impairment of goodwill and other identifiable intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:
•	significant under-performance relative to historical, expected or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	our market capitalization relative to net book value; and
•	significant negative industry or general economic trends.
We operate one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated among these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At March 31, 2010 there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2009, neither of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values, therefore step two was not required at December 31, 2009.

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
Impairment Long-Lived Assets. We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets.
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

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the larger competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

		Useful	Three Months Ended
	Salvage	Life in	March 31,
	Value	Years	2009	2010
	(In thousands except per share data)
As Reported (1):	55%	30
Net income			n/a	$2,410
Diluted earnings per share			n/a	$0.06
As adjusted for change in estimates:	70%	20
Net income			$8,466	$2,410
Diluted earnings per share			$0.20	$0.06
As adjusted for change in estimates(2):	62.5%	25
Net income			$8,466	$2,410
Diluted earnings per share			$0.20	$0.06
As adjusted for change in estimates:	50%	20
Net income			$7,070	$965
Diluted earnings per share			$0.16	$0.02
As adjusted for change in estimates:	40%	40
Net income			$8,466	$2,410
Diluted earnings per share			$0.20	$0.06
As adjusted for change in estimates:	30%	25
Net income			$6,651	$531
Diluted earnings per share			$0.15	$0.01
As adjusted for change in estimates:	25%	25
Net income			$6,372	$242
Diluted earnings per share			$0.15	$0.01

(1)	Effective April 2009

(2)	Prior to April 2009
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
Purchase Accounting. We account for acquisitions under the purchase method. Under the purchase method of accounting, the price paid by us, including the value of the redeemable convertible preferred stock, if any, is allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired and the fair value of the convertible redeemable participating preferred stock issued at the date of acquisition. The excess of the purchase price over the fair value of the net assets and liabilities acquired represents goodwill that is subject to annual impairment testing.
Earnings Per Share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net earnings net of the earnings allocable to preferred stock. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and upon conversion of convertible preferred stock using the treasury stock method.
There have been no other significant changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
Transfers of Financial Assets. In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard is effective for the Company for transfers occurring on or after January 1, 2010. The Company adopted this accounting standard and it did not have a material effect on our consolidated financial statements and related disclosures.
Multiple Element Arrangements. In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for the Company for arrangements entered into after January 1, 2011. The Company currently does not expect this to have a material impact on its financial statements and disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section as well as other sections of this report contains forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Among the factors that could cause actual results to differ materially are the following:
•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries
•	our ability to manage growth at existing or new locations
•	our European operations may divert our resources from other aspects of our business
•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms
•	changes in the supply and price of used ocean-going containers
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units
•	competitive developments affecting our industry, including pricing pressures in newer markets
•	the timing and number of new branches that we open or acquire
•	our ability to protect our patents and other intellectual property
•	currency exchange and interest rate fluctuations
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws
•	changes in generally accepted accounting principles
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas
•	increases in costs and expenses, including the cost of raw materials, real estate and employment costs
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2009, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing and this filing under the heading “Risk Factors”. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Rd., Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http:/www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2010, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200.0 million. For the three months ended March 31, 2010, comprehensive income included $0.7 million, net of applicable income taxes of $0.5 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving credit facility which allows us, if we elect, to also borrow those funds locally in Pound Sterling denominated debt.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion & Analysis of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the condensed consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

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

MOBILE MINI, INC.
Date: May 10, 2010	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer and Executive Vice President