Form 10-Q
period 2010-06-30
MOBILE MINI INC
filed 2010-08-06
CIK 911109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12804

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2010, there were outstanding 36,384,356 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2010

PAGE
NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets December 31, 2009 and June 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Income (unaudited) Three Months Ended June 30, 2009 and June 30, 2010	4

Six Months Ended June 30, 2009 and June 30, 2010	5

Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2009 and June 30, 2010	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39

Item 6. Exhibits	40

SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2009	June 30, 2010
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,740	$2,341
Receivables, net of allowance for doubtful accounts of $3,715 and $3,003 at December 31, 2009 and June 30, 2010, respectively	40,867	40,248
Inventories	22,147	21,076
Lease fleet, net	1,055,328	1,037,360
Property, plant and equipment, net	84,160	79,710
Deposits and prepaid expenses	9,916	7,620
Other assets and intangibles, net	26,643	22,382
Goodwill	513,238	509,686

Total assets	$1,754,039	$1,720,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$14,130	$13,916
Accrued liabilities	64,915	56,619
Lines of credit	473,655	446,868
Notes payable	1,128	315
Obligations under capital leases	4,061	3,333
Senior notes, net	345,402	339,851
Deferred income taxes	155,697	160,340

Total liabilities	1,058,988	1,021,242

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2009 and June 30, 2010, stated at liquidation preference values	147,427	147,427

Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,451 issued and 36,276 outstanding at December 31, 2009 and 38,589 issued and 36,414 outstanding at June 30, 2010	385	386
Additional paid-in capital	341,597	345,413
Retained earnings	270,733	277,922
Accumulated other comprehensive loss	(25,791)	(32,667)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	547,624	551,754

Total liabilities and stockholders’ equity	$1,754,039	$1,720,423

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended June 30,
	2009	2010
Revenues:
Leasing	$84,397	$72,911
Sales	9,858	8,505
Other	669	427

Total revenues	94,924	81,843

Costs and expenses:
Cost of sales	6,620	5,788
Leasing, selling and general expenses	49,075	44,260
Integration, merger and restructuring expenses	5,629	928
Depreciation and amortization	10,434	9,040

Total costs and expenses	71,758	60,016

Income from operations	23,166	21,827
Other income (expense):
Interest income	3	—
Interest expense	(14,966)	(14,287)
Foreign currency exchange gain (loss)	8	(6)

Income before provision for income taxes	8,211	7,534
Provision for income taxes	2,984	2,755

Net income	5,227	4,779
Earnings allocable to preferred stockholders	(1,041)	(903)

Net income available to common stockholders	$4,186	$3,876

Earnings per share:
Basic	$0.12	$0.11

Diluted	$0.12	$0.11

Weighted average number of common and common share equivalents outstanding:
Basic	34,390	35,147

Diluted	43,111	43,790

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Six Months Ended June 30,
	2009	2010
Revenues:
Leasing	$173,913	$143,090
Sales	19,918	14,819
Other	1,257	812

Total revenues	195,088	158,721

Costs and expenses:
Cost of sales	13,489	9,878
Leasing, selling and general expenses	100,647	87,122
Integration, merger and restructuring expenses	7,843	3,154
Depreciation and amortization	20,687	18,180

Total costs and expenses	142,666	118,334

Income from operations	52,422	40,387
Other income (expense):
Interest income	6	1
Interest expense	(30,207)	(28,974)
Foreign currency exchange loss	(75)	(14)

Income before provision for income taxes	22,146	11,400
Provision for income taxes	8,453	4,211

Net income	13,693	7,189
Earnings allocable to preferred stockholders	(2,729)	(1,359)

Net income available to common stockholders	$10,964	$5,830

Earnings per share:
Basic	$0.32	$0.17

Diluted	$0.32	$0.16

Weighted average number of common and common share equivalents outstanding:
Basic	34,367	35,115

Diluted	43,047	43,652

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows From Operating Activities:
Net income	$13,693	$7,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,463	989
Amortization of deferred financing costs	2,594	2,226
Amortization of long-term liabilities	—	585
Share-based compensation expense	3,281	3,023
Depreciation and amortization	20,687	18,180
Gain on sale of lease fleet units	(5,779)	(4,477)
Loss (gain) on disposal of property, plant and equipment	36	(82)
Deferred income taxes	7,824	4,198
Foreign currency transaction loss	75	14
Changes in certain assets and liabilities:
Receivables	16,100	(987)
Inventories	1,639	906
Deposits and prepaid expenses	2,435	2,224
Other assets and intangibles	(441)	(523)
Accounts payable	(3,871)	52
Accrued liabilities	(12,900)	(5,382)

Net cash provided by operating activities	46,836	28,135

Cash Flows From Investing Activities:
Additions to lease fleet	(10,879)	(7,247)
Proceeds from sale of lease fleet units	16,929	12,823
Additions to property, plant and equipment	(4,774)	(2,258)
Proceeds from sale of property, plant and equipment	243	85
Other	112	—

Net cash provided by investing activities	1,631	3,403

Cash Flows From Financing Activities:
Net repayments under lines of credit	(32,861)	(26,787)
Proceeds from issuance of notes payable	—	94
Redemption of Senior notes	—	(6,000)
Principal payments on notes payable	(715)	(906)
Principal payments on capital lease obligations	(714)	(728)
Issuance of common stock, net	274	716

Net cash used in financing activities	(34,016)	(33,611)

Effect of exchange rate changes on cash	(13,764)	2,674

Net increase in cash	687	601
Cash at beginning of period	3,184	1,740

Cash at end of period	$3,871	$2,341

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(1,246)	$(1,672)

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Mobile Mini, Inc. (Mobile Mini or the Company), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-company balances and transactions have been eliminated.
The local currency of the Company’s foreign operations is translated to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented and the Company is subject to foreign exchange rate fluctuations in connection with the Company’s European and Canadian operations.
The condensed consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. Demand from some of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. Many of these retailers usually return these leased units to the Company early in the following year. This seasonality has generally caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, the Company reduced the percentage of units it reserves for this seasonal business in comparison to the levels it allocated in earlier years, decreasing the impact of this seasonality on the Company’s operations.
These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010.
NOTE B — Recent Accounting Pronouncements
Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard became effective for the Company for transfers occurring on or after January 1, 2010. The Company adopted this accounting standard and it did not have a material effect on its consolidated financial statements and related disclosures.

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
Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Rate Swap Agreements	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
December 31, 2009	$(7,703)	$—	$(7,703)	$—	(1)
June 30, 2010	$(4,964)	$—	$(4,964)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2009 and June 30, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheets.
NOTE D — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in current market exchange.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and credit facility debt at December 31, 2009 and June 30, 2010, approximated their respective book values. The fair value of the Company’s Senior Notes at December 31, 2009 ($345.4 million principal amount outstanding) and June 30, 2010 ($339.9 million principal amount outstanding), was approximately $348.5 million and $336.3 million, respectively. The determination for fair value is based on the latest sales price at the end of each period obtained from a third-party institution.

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
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three month and six month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2010	2009	2010
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$5,227	$4,779	$13,693	$7,189
Less: Earnings allocable to preferred stockholders	(1,041)	(903)	(2,729)	(1,359)

Net income available to common stockholders	$4,186	$3,876	$10,964	$5,830

Basic EPS Denominator:
Common stock outstanding beginning of period	34,371	35,125	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	19	22	43	52

Denominator for basic net income per share	34,390	35,147	34,367	35,115

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,371	35,125	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended June 30,	19	22	43	52
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended June 30,	165	452	124	346
Dilutive effect of convertible preferred stock assumed converted during the period ended June 30,	8,556	8,191	8,556	8,191

Denominator for diluted net income per share	43,111	43,790	43,047	43,652

Basic net income per share	$0.12	$0.11	$0.32	$0.17

Diluted net income per share	$0.12	$0.11	$0.32	$0.16

For the three months ended June 30, 2009 and 2010, employee stock options to purchase 1.4 million and 0.9 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2009 and 2010, employee stock options to purchase 1.4 million and 1.0 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Basic weighted average number of common shares outstanding as of June 30, 2009 and 2010 does not include 1.0 million and 1.2 million, respectively, of share-awards because the awards had not yet vested. For the three months ended June 30, 2009 and 2010, 0.3 million and 17,000, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2010, 0.5 million and 0.1 million, respectively, of nonvested share-awards were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The nonvested stock could potentially dilute future earnings per share.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE F — Share-Based Compensation
At June 30, 2010, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than 10 years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a 4.5 year period. The Company has not granted any stock option awards in 2010.
The Company also awards restricted stock, also called nonvested share-awards in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a five year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
In addition, the Company awards nonvested share-awards to certain executive officers with vesting subject to performance conditions. Vesting of these nonvested share-awards is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain EBITDA targets in each of the next four years. The 2010 target was established by the Company’s Board of Directors on February 22, 2010, at which point the value of each nonvested share-award was $15.21. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the likelihood of attaining each of the four future targets is assessed as probable. For these performance based awards, the accelerated attribution method has been used to recognize the expense.
In June 2008, in connection with the Company’s acquisition of Mobile Storage Group (MSG), the Company awarded nonvested share-awards that vested or will vest over a period of between one and five years. The total value of these awards is expensed on a straight-line basis over the service period.
As of June 30, 2010, the total amount of unrecognized compensation cost related to share-awards was approximately $19.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.
The total value of the stock option awards is expensed over the related employee’s service period on a straight-line basis. As of June 30, 2010, total unrecognized compensation cost related to stock option grants was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.
The following table summarizes the share-based compensation expense and capitalized amounts for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2010	2009	2010
	(In thousands)
Gross share-based compensation	$1,725	$1,651	$3,476	$3,100
Capitalized share-based compensation	(65)	(44)	(195)	(77)

Share-based compensation expense	$1,660	$1,607	$3,281	$3,023

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2010 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2009	1,656	$17.01
Exercised	(58)	$11.45
Canceled/expired	(45)	$22.17

Balance at June 30, 2010	1,553	$17.07

The intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $276,000.
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2010 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2009	1,213	$16.05
Awarded	128	$15.30
Released	(72)	$18.65
Forfeited	(48)	$15.48

Nonvested at June 30, 2010	1,221	$15.84

A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2010, is as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(In	Exercise	Contractual	Value (In
	thousands)	Price	Term	thousands)
Outstanding	1,553	$17.07	3.20	$2,723
Vested and expected to vest	1,542	$16.98	3.17	$2,723
Exercisable	1,534	$16.91	3.16	$2,723
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. No stock options were granted during the six months ended June 30, 2010.
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued

	December 31, 2009	June 30, 2010
	(In thousands)
Raw material and supplies	$15,750	$15,644
Work-in-process	589	313
Finished portable storage units	5,808	5,119

	$22,147	$21,076

NOTE H— Income Taxes
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
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in the Condensed Consolidated Statements of Income.
NOTE I — Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Condensed Consolidated Statements of Income. Property, plant and equipment consist of the following at each of the dates indicated:

	December 31, 2009	June 30, 2010
	(In thousands)
Land	$11,129	$11,039
Vehicles and equipment	76,037	76,874
Buildings and improvements	15,012	14,453
Office fixtures and equipment	26,404	26,510

	128,582	128,876
Less accumulated depreciation	(44,422)	(49,166)

Total property, plant and equipment	$84,160	$79,710

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE J — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of remanufactured and differentiated steel portable storage containers, manufactured steel offices, and wood office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience.
Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred. As of December 31, 2009 and June 30, 2010, the lease fleet was in excess of $1.1 billion before accumulated depreciation of $101.3 million and $110.6 million, respectively.
Lease fleet consists of the following at:

	December 31, 2009	June 30, 2010
	(In thousands)
Steel storage containers	$618,265	$613,814
Steel and wood offices	530,152	527,140
Van trailers	5,557	4,433
Other (chassis and ancillary products)	2,651	2,564

	1,156,625	1,147,951
Accumulated depreciation	(101,297)	(110,591)

	$1,055,328	$1,037,360

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
The Company had interest rate swap agreements with an aggregate notional amount of $200 million at June 30, 2010. The fixed interest rate on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in the fourth quarter of 2010 and five swap agreements mature in 2011.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
		Fair Value
	Balance Sheet Location	(in thousands)

December 31, 2009	Accrued liabilities	$(7,703)

June 30, 2010	Accrued liabilities	$(4,964)

Interest Rate Swap Agreements
Amount of Gain Recognized in Other
Comprehensive Income on
Derivatives
(In thousands)

Three months ended June 30, 2009 (net of applicable income taxes of $743)	$1,172

Three months ended June 30, 2010 (net of applicable income taxes of $596)	$933

Six months ended June 30, 2009 (net of applicable income taxes of $790)	$1,246

Six months ended June 30, 2010 (net of applicable income taxes of $1,067)	$1,672
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The tables below represent the Company’s revenue and long-lived assets, consisting of lease fleet and property, plant and equipment.
Revenue from external customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
North America (1)	$80,225	$68,893	$165,656	$133,267
United Kingdom	13,821	12,316	27,691	24,360
The Netherlands	878	634	1,741	1,094

Total revenues	$94,924	$81,843	$195,088	$158,721

(1)	Includes revenues in the United States of $79.4 million and $68.0 million for the three month period and $164.2 million and $131.8 million for the six month period ended June 30, 2009 and 2010, respectively.
Long-lived assets:

	December 31,	June 30,
	2009	2010
	(In thousands)
North America (1)	$1,002,675	$986,769
United Kingdom	132,356	126,533
The Netherlands	4,457	3,768

Total long-lived assets	$1,139,488	$1,117,070

(1)	Includes long-lived assets of $988.9 million and $973.2 million in the United States at December 31, 2009 and June 30, 2010, respectively.
NOTE M — Comprehensive Income
Comprehensive income, net of tax, consisted of the following at:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
Net income	$5,227	$4,779	$13,693	$7,189
Net unrealized gain on derivatives	1,172	933	1,246	1,672
Foreign currency translation adjustment	13,247	(874)	11,229	(8,548)

Total comprehensive income	$19,646	$4,838	$26,168	$313

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2009	June 30, 2010
	(In thousands)
Accumulated net unrealized loss on derivatives	$(4,733)	$(3,061)
Foreign currency translation adjustment	(21,058)	(29,606)

Total accumulated other comprehensive loss	$(25,791)	$(32,667)

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE N — Integration, Merger and Restructuring Expenses
In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets. The Company was able to combine the lease fleets of Mobile Mini and MSG and reduce its capital expenditures for the lease fleet going forward. In addition, the Company restructured its manufacturing operations and reduced overhead. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories.
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the period ended June 30, 2010:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expenses	1,961	—	1,193	3,154
Cash paid	(2,193)	(997)	(1,196)	(4,386)

Accrued obligations as of June 30, 2010	$233	$4,745	$—	$4,978

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Severance and benefits	$2,423	$310	$3,229	$1,961
Lease abandonment costs	26	—	26	—
Acquisition integration	3,180	618	4,588	1,193

Integration, merger and restructuring expenses	$5,629	$928	$7,843	$3,154

NOTE O — Condensed Consolidating Financial Information
Supplemental Indentures
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2009
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$582	$1,158	$—	$1,740
Receivables, net	29,152	11,715	—	40,867
Inventories	20,169	2,027	(49)	22,147
Lease fleet, net	936,366	118,962	—	1,055,328
Property, plant and equipment, net	66,309	17,851	—	84,160
Deposits and prepaid expenses	8,593	1,323	—	9,916
Other assets and intangibles, net	21,288	5,355	—	26,643
Goodwill	447,196	66,042	—	513,238
Intercompany	140,692	36,365	(177,057)	—

Total assets	$1,670,347	$260,798	$(177,106)	$1,754,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,605	$5,525	$—	$14,130
Accrued liabilities	61,410	3,505	—	64,915
Lines of credit	366,150	107,505	—	473,655
Notes payable	1,100	28	—	1,128
Obligations under capital leases	4,060	1	—	4,061
Senior notes, net	345,402	—	—	345,402
Deferred income taxes	145,157	11,144	(604)	155,697
Intercompany	23	39,425	(39,448)	—

Total liabilities	931,907	167,133	(40,052)	1,058,988

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	385	18,434	(18,434)	385
Additional paid-in stock	341,597	119,175	(119,175)	341,597
Retained earnings	292,408	(22,230)	555	270,733
Accumulated other comprehensive loss	(4,077)	(21,714)	—	(25,791)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	591,013	93,665	(137,054)	547,624

Total liabilities and stockholders’ equity	$1,670,347	$260,798	$(177,106)	$1,754,039

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,723	$618	$—	$2,341
Receivables, net	29,341	10,907	—	40,248
Inventories	19,020	2,105	(49)	21,076
Lease fleet, net	923,513	113,847	—	1,037,360
Property, plant and equipment, net	63,256	16,454	—	79,710
Deposits and prepaid expenses	6,352	1,268	—	7,620
Other assets and intangibles, net	18,257	4,125	—	22,382
Goodwill	447,198	62,488	—	509,686
Intercompany	106,340	35,913	(142,253)	—

Total assets	$1,615,000	$247,725	$(142,302)	$1,720,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,097	$5,819	$—	$13,916
Accrued liabilities	53,957	2,662	—	56,619
Lines of credit	406,801	40,067	—	446,868
Notes payable	311	4	—	315
Obligations under capital leases	3,333	—	—	3,333
Senior notes, net	339,851	—	—	339,851
Deferred income taxes	150,385	10,618	(663)	160,340
Intercompany	23	4,621	(4,644)	—

Total liabilities	962,758	63,791	(5,307)	1,021,242

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	386	18,434	(18,434)	386
Additional paid-in capital	345,413	119,175	(119,175)	345,413
Retained earnings	200,675	76,633	614	277,922
Accumulated other comprehensive loss	(2,359)	(30,308)	—	(32,667)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	504,815	183,934	(136,995)	551,754

Total liabilities and stockholders’ equity	$1,615,000	$247,725	$(142,302)	$1,720,423

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2009
(In thousands)

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$61,508	$11,403	$—	$72,911
Sales	7,055	1,450	—	8,505
Other	330	97	—	427

Total revenues	68,893	12,950	—	81,843

Costs and expenses:
Cost of sales	4,705	1,083	—	5,788
Leasing, selling and general expenses	35,614	8,646	—	44,260
Integration, merger and restructuring expenses	920	8	—	928
Depreciation and amortization	7,380	1,660	—	9,040

Total costs and expenses	48,619	11,397	—	60,016

Income from operations	20,274	1,553	—	21,827
Other income (expense):
Interest income	232	—	(232)	—
Interest expense	(13,839)	(680)	232	(14,287)
Dividend income	199	—	(199)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(6)	—	(6)

Income (loss) before provision for (benefit from) income taxes	(91,576)	99,309	(199)	7,534
Provision for (benefit from) income taxes	2,629	151	(25)	2,755

Net income (loss)	$(94,205)	$99,158	$(174)	$4,779

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2009
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$148,637	$25,276	$—	$173,913
Sales	16,121	3,797	—	19,918
Other	898	359	—	1,257

Total revenues	165,656	29,432	—	195,088

Costs and expenses:
Cost of sales	10,399	3,090	—	13,489
Leasing, selling and general expenses	80,909	19,738	—	100,647
Integration, merger and restructuring expenses	7,495	348	—	7,843
Depreciation and amortization	16,880	3,807	—	20,687

Total costs and expenses	115,683	26,983	—	142,666

Income from operations	49,973	2,449	—	52,422
Other income (expense):
Interest income	862	5	(861)	6
Interest expense	(28,018)	(3,050)	861	(30,207)
Foreign currency exchange	—	(75)	—	(75)

Income (loss) before provision for (benefit from) income taxes	22,817	(671)	—	22,146
Provision for (benefit from) income taxes	8,830	(296)	(81)	8,453

Net income (loss)	$13,987	$(375)	$81	$13,693

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$120,308	$22,782	$—	$143,090
Sales	12,335	2,484	—	14,819
Other	623	189	—	812

Total revenues	133,266	25,455	—	158,721

Costs and expenses:
Cost of sales	8,014	1,864	—	9,878
Leasing, selling and general expenses	69,570	17,552	—	87,122
Integration, merger and restructuring expenses	3,146	8	—	3,154
Depreciation and amortization	14,756	3,424	—	18,180

Total costs and expenses	95,486	22,848	—	118,334

Income from operations	37,780	2,607		40,387
Other income (expense):
Interest income	542	1	(542)	1
Interest expense	(27,822)	(1,694)	542	(28,974)
Dividend income	414	—	(414)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(14)	—	(14)

Income (loss) before provision for (benefit from) income taxes	(87,528)	99,342	(414)	11,400
Provision for (benefit from) income taxes	4,206	64	(59)	4,211

Net income (loss)	$(91,734)	$99,278	$(355)	$7,189

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$13,987	$(375)	$81	$13,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,382	81	—	1,463
Amortization of deferred financing costs	2,594	—	—	2,594
Share-based compensation expense	2,953	328	—	3,281
Depreciation and amortization	16,880	3,807	—	20,687
Gain on sale of lease fleet units	(5,401)	(378)	—	(5,779)
Loss on disposal of property, plant and equipment	32	4	—	36
Deferred income taxes	8,242	(264)	(154)	7,824
Foreign currency exchange loss	—	75	—	75
Changes in certain assets and liabilities:
Receivables	11,721	4,379	—	16,100
Inventories	1,044	595	—	1,639
Deposits and prepaid expenses	2,662	(227)	—	2,435
Other assets and intangibles	(441)	—	—	(441)
Accounts payable	(1,224)	(2,647)	—	(3,871)
Accrued liabilities	(10,753)	(2,147)	—	(12,900)
Intercompany	(878)	380	498	—

Net cash provided by operating activities	42,800	3,611	425	46,836

Cash Flows From Investing Activities:
Additions to lease fleet units	(6,804)	(4,075)	—	(10,879)
Proceeds from sale of lease fleet units	14,890	2,029	10	16,929
Additions to property, plant and equipment	(3,007)	(1,767)	—	(4,774)
Proceeds from sale of property, plant and equipment	151	92	—	243
Other	112	—	—	112

Net cash provided by (used in) investing activities	5,342	(3,721)	10	1,631

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(47,867)	252	14,754	(32,861)
Principal payments on notes payable	(690)	(25)	—	(715)
Principal payments on capital lease obligations	(714)	—	—	(714)
Issuance of common stock, net	274	—	—	274
Intercompany	588	(616)	28	—

Net cash (used in) provided by financing activities	(48,409)	(389)	14,782	(34,016)

Effect of exchange rate changes on cash	823	630	(15,217)	(13,764)

Net increase in cash	556	131	—	687
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$2,764	$1,107	$—	$3,871

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(91,734)	$99,278	$(355)	$7,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	830	159	—	989
Amortization of deferred financing costs	2,226	—	—	2,226
Amortization of long-term liabilities	559	26	—	585
Share-based compensation expense	2,677	346	—	3,023
Depreciation and amortization	14,756	3,424	—	18,180
Gain on sale of lease fleet units	(4,099)	(378)	—	(4,477)
(Gain) loss on disposal of property, plant and equipment	(83)	1	—	(82)
Deferred income taxes	4,102	64	32	4,198
Foreign currency exchange loss	—	14	—	14
Changes in certain assets and liabilities:
Receivable	(1,020)	33	—	(987)
Inventories	1,150	(244)	—	906
Deposits and prepaid expenses	2,241	(17)	—	2,224
Other assets and intangibles	(523)	—	—	(523)
Accounts payable	(508)	560	—	52
Accrued liabilities	(4,713)	(669)	—	(5,382)
Intercompany	34,728	(13,725)	(21,003)	—

Net cash (used in) provided by operating activities	(39,411)	88,872	(21,326)	28,135

Cash Flows From Investing Activities:
Additions to lease fleet units	(3,486)	(3,761)	—	(7,247)
Proceeds from sale of lease fleet units	11,488	1,335	—	12,823
Additions to property, plant and equipment	(1,308)	(950)	—	(2,258)
Proceeds from sale of property, plant and equipment	29	56	—	85

Net cash provided by (used in) investing activities	6,723	(3,320)	—	3,403

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	40,651	(63,903)	(3,535)	(26,787)
Proceeds from notes payable	94	—	—	94
Redemption of 9.75% Senior Notes	(6,000)	—	—	(6,000)
Principal payments on notes payable	(883)	(23)	—	(906)
Principal payments on capital lease obligations	(728)	—	—	(728)
Issuance of common stock, net	716	—	—	716
Intercompany	—	(416)	416	—

Net cash provided by (used in) financing activities	33,850	(64,342)	(3,119)	(33,611)

Effect of exchange rate changes on cash	(21)	(21,750)	24,445	2,674

Net increase (decrease) in cash	1,141	(540)	—	601
Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,723	$618	$—	$2,341

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
Overview
General
We are the world’s leading provider of portable storage solutions, with a total lease fleet of over 251,600 portable storage and office units at June 30, 2010. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell office units. We also sell non-core assets, particularly van trailers and timber units, when the opportunity arises. Our sales revenues represented 10.2% and 9.3% of total revenues for the six months ended June 30, 2009 and 2010, respectively.
Prior to acquiring Mobile Storage Group in 2008, we grew both organically and through smaller acquisitions, which we used to gain a presence in new markets. Traditionally, we enter new markets through the acquisition of the business of a smaller local competitor and then implement our business model, which is usually more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are currently entering new markets through greenfield locations by migrating idle fleet to low-cost operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch which should have a comparatively positive effect on margins.
When we enter a new market, we incur certain costs in developing a new infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. Conversely, any additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs.
The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 31% of our leased units at June 30, 2010 and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations in 2009. The level of our construction related business began and continues to stabilize in 2010.
In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense (if applicable), provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The GAAP financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.
Because EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.
We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the credit facility’s applicable interest rate in effect at the end of each measurement period. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with U.S. generally accepted accounting principles or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:
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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)
EBITDA	$33,611	$30,861	$73,040	$58,554
Interest paid	(11,954)	(10,925)	(28,083)	(25,902)
Income and franchise taxes paid	(728)	(516)	(872)	(649)
Share-based compensation expense	1,660	1,607	3,281	3,023
Gain on sale of lease fleet units	(2,934)	(2,451)	(5,779)	(4,477)
Loss (gain) on disposal of property, plant and equipment	11	(75)	36	(82)
Changes in certain assets and liabilities:
Receivables	5,836	(3,700)	17,563	2
Inventories	1,209	158	1,639	906
Deposits and prepaid expenses	2,105	1,272	2,435	2,224
Other assets and intangibles	(260)	(341)	(441)	(523)
Accounts payable and accrued liabilities	(2,320)	1,995	(15,983)	(4,941)

Net cash provided by operating activities	$26,236	$17,885	$46,836	$28,135

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands except percentages)
Net income	$5,227	$4,779	$13,693	$7,189
Interest expense	14,966	14,287	30,207	28,974
Provision for income taxes	2,984	2,755	8,453	4,211
Depreciation and amortization	10,434	9,040	20,687	18,180

EBITDA	33,611	30,861	73,040	58,554
Integration, merger and restructuring expenses, other (1)	5,629	1,158	7,843	3,424

Adjusted EBITDA	$39,240	$32,019	$80,883	$61,978

EBITDA margin(2)	35.4%	37.7%	37.4%	36.9%

Adjusted EBITDA margin(2)	41.3%	39.1%	41.5%	39.0%

(1)	Integration, merger and restructuring expenses represent costs that we incurred in connection with the MSG acquisition and the expenses in conjunction with the continued restructuring of our operations and other excludes one-time expenses incurred in the applicable period.

(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, divided by our total revenues expressed as a percentage.
In managing our business, we measure our EBITDA margins from year to year and based upon the size of our branches. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have lower EBITDA margins in its early years until the branch increases the number of units they have on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and portable offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment and corporate expenses for both our leasing and sales activities. Our repairs on wood office units require more maintenance cost than our portable storage units and have become a larger part of our lease fleet repair and maintenance expense over the past several years. Annual repair and maintenance expenses on our leased units have averaged approximately 3.4% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
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
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2009, and $1.0 billion at June 30, 2010:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2009, net	$1,055,328	257,208
Purchases:
Container purchases, including freight	86	14
Manufactured units:
Steel security offices	1,047	45
Remanufacturing and customization of units purchased or obtained in prior years	5,069 (1)	245	(3)
Other (2)	521	50
Cost of sales from lease fleet	(8,379)	(5,919)
Effect of exchange rate changes	(6,738)
Depreciation	(9,574)

Lease fleet at June 30, 2010, net	$1,037,360	251,643

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	Includes transfers to and from property, plant and equipment and non-sale disposals and recoveries.

(3)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2010:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$613,814	203,343	81%
Steel and wood offices	527,140	41,767	17%
Van trailers	4,433	6,533	2%
Other (chassis and ancillary products)	2,564

	1,147,951
Accumulated depreciation	(110,591)

	$1,037,360	251,643	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. As of June 30, 2010, based on the latest orderly liquidation value appraisal conducted in April 2010 on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value is approximately $822.5 million.
During the last five fiscal years, our annual utilization levels averaged 75.9% and ranged from a low of 59.2% in 2009 to a high of 82.9% in 2005.  Historically our utilization is somewhat seasonal, with the low normally realized in the first quarter and the high realized in the fourth quarter of each year.  However, with the challenging economic business environment we have seen a decline in our utilization rates compared to the same period in the prior year.
Traditionally our utilization rates increase during the second quarter, however, as a result of the weak economic conditions our second quarter utilization rates declined in the second quarters in 2008 and 2009.
Our average utilization rate for the second quarter of 2010 was 52.4%, compared to 59.5% in the second quarter of 2009.  Our second quarter utilization rate progressed during the quarter and increased to 53.3% at June 30, 2010.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010, Compared to
Three Months Ended June 30, 2009
Total revenues for the quarter ended June 30, 2010 decreased by $13.1 million, or 13.8%, to $81.8 million from $94.9 million for the same period in 2009. Leasing revenues for the quarter decreased by $11.5 million, or 13.6%, to $72.9 million from $84.4 million for the same period in 2009. This decrease in leasing revenues resulted from a 17.0% reduction in the average number of units on lease, driven by the weak economy and the general decline in the level of non-residential construction activity. This decrease was partially offset by a 4.1% increase in our yield that was primarily driven by increases in ancillary income and product mix. Our sales of portable storage and office units for the quarter ended June 30, 2010 decreased by 13.7%, to $8.5 million from $9.9 million during the same period in 2009. The decrease in sales revenues primarily reflects the general reduction in business activity relating to the weak economic activity. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2010 and 2009, were 89.1% and 88.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 68.1% and 67.2% of sales revenue for the quarters ended June 30, 2010 and 2009, respectively. Our gross margins remained relatively the same, 31.9% for the quarter ended June 30, 2010, compared to 32.8% for the same period in 2009.
Leasing, selling and general expenses decreased $4.8 million, or 9.8%, to $44.3 million for the quarter ended June 30, 2010, from $49.1 million for the same period in 2009. This decrease is primarily due to large reductions in our workforce and migrating a number of our branches to lower cost operational yards. In addition to a reduction in payroll costs, we benefited from lower insurance and advertising costs as compared to the prior period.
Integration, merger and restructuring expenses decreased $4.7 million to $0.9 million for the quarter ended June 30, 2010 from $5.6 million for the quarter ended June 30, 2009. These expenses primarily represent costs associated with reductions to our workforce, costs for repositioning our assets and a reduction in our manufacturing operations. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.

Adjusted EBITDA, decreased $7.2 million, or 18.4%, to $32.0 million, compared to $39.2 million for the same period in 2009. Adjusted EBITDA margins were 39.1% and 41.3% of total revenues for the three months ended June 30, 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting efforts.
Depreciation and amortization expenses decreased $1.4 million, or 13.4%, to $9.0 million in the quarter ended June 30, 2010, compared to $10.4 million during the same period in 2009. The decrease is attributable to the reduced scope of our manufacturing operations and reductions in our lease fleet, and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense decreased $0.7 million to $14.3 million for the quarter ended June 30, 2010, compared to $15.0 million for the same period in 2009. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last 12 months. The weighted average interest rate on our debt for the three months ended June 30, 2010 was 6.6% compared to 6.1% for the three months ended June 30, 2009, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate was 7.2% in the 2010 quarter compared to 6.6% in the 2009 quarter.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended June 30, 2010 was 36.6%, compared to 36.3% during the same period in 2009. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended June 30, 2010 was $4.8 million compared to net income of $5.2 million for the same period in 2009. Our second quarter net income results include integration, merger and restructuring expenses of $0.9 million and $5.6 million (approximately $0.6 million and $3.5 million after tax), for the three months ended June 30, 2010 and 2009, respectively.
Six Months Ended June 30, 2010, Compared to
Six Months Ended June 30, 2009
Total revenues for the six months ended June 30, 2010 decreased by $36.4 million, or 18.6%, to $158.7 million from $195.1 million for the same period in 2009. Leasing revenues for the six months decreased by $30.8 million, or 17.7%, to $143.1 million from $173.9 million for the same period in 2009. This decrease in leasing revenues resulted from a 20.4% reduction in the average number of units on lease, driven by the weak economy and the general decline in the level of non-residential construction activity. This decrease was partially offset by a 3.4% increase in our yield that was primarily driven by increases in ancillary income and product mix. Our sales of portable storage and office units for the six months ended June 30, 2010 decreased by 25.6%, to $14.8 million from $19.9 million during the same period in 2009. The decrease in sales revenues primarily reflects the general reduction in business activity relating to the weak economic activity. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2010 and 2009, were 90.2% and 89.1%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 66.7% and 67.7% of sales revenue for the six months ended June 30, 2010 and 2009, respectively. Our gross margins increased 1.0 percentage point to 33.3% for the six months ended June 30, 2010, compared to 32.3% for the same period in 2009.
Leasing, selling and general expenses decreased $13.5 million, or 13.4%, to $87.1 million for the six months ended June 30, 2010, from $100.6 million for the same period in 2009. This decrease is primarily due to large reductions in our workforce and migrating a number of our branches to lower cost operational yards. In addition to a reduction in payroll costs, we benefited from lower insurance and advertising costs as compared to the prior period.
Integration, merger and restructuring expenses for the six months ended June 30, 2010 were $3.2 million compared to $7.8 million for the same period in 2009. These expenses primarily represent costs associated with reductions to our workforce, costs for repositioning our assets and a reduction in our manufacturing operations. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.

Adjusted EBITDA, decreased $18.9 million, or 23.4%, to $62.0 million, compared to $80.9 million for the same period in 2009. Adjusted EBITDA margins were 39.0% and 41.5% of total revenues for the six months ended June 30, 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting efforts.
Depreciation and amortization expenses decreased $2.5 million, or 12.1%, to $18.2 million in the six months ended June 30, 2010, compared to $20.7 million during the same period in 2009. The decrease is attributable to the reduced scope of our manufacturing operations and reductions in our lease fleet, and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense decreased $1.2 million to $29.0 million for the six months ended June 30, 2010, compared to $30.2 million for the same period in 2009. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last 12 months. The weighted average interest rate on our debt for the six months ended June 30, 2010 was 6.6% compared to 6.2% for the six months ended June 30, 2009, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate was 7.2% in 2010 and was 6.7% in 2009.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the six months ended June 30, 2010 was 36.9%, compared to 38.2% during the same period in 2009. The lower tax rate for the first six months ended June 30, 2010 is driven by the higher contribution of pre-tax income by our United Kingdom operation which has a lower statutory tax rate. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the six months ended June 30, 2010 was $7.2 million compared to net income of $13.7 million for the same period in 2009. Net income results include integration, merger and restructuring expenses of $3.2 million and $7.8 million, (approximately $1.9 million and $4.9 million after tax) for the six months ended June 30, 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have historically deployed in our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008 and 2009, we were cash flow positive (after capital expenditures but excluding acquisitions). This positive cash flow trend continued for the six month period ended June 30, 2010.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow and from borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in some of our markets. During 2009 and the six months ended June 30, 2010, we cut back significantly on our capital expenditures and were able to fund these expenditures with cash flow from operations. We currently expect this trend to continue throughout 2010. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. In connection with the acquisition of MSG, we expanded our revolving credit facility to $900 million and included the combined assets of both Mobile Mini and Mobile Storage Group as security for our obligations under the facility.
On June 27, 2008, we entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. The Credit Agreement provides for a $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2010, we had approximately $446.9 million of borrowings outstanding and $335.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of June 30, 2010.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement, at the measurement date. Based on our debt ratio at June 30, 2010, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to the lenders.
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
Operating Activities. Our operations provided net cash flow of $28.1 million for the six months ended June 30, 2010, compared to $46.8 million during the same period in 2009. The $18.7 million decrease in cash provided by operations primarily resulted from changes in working capital and a decrease in net income from fewer units on rent, after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.
Investing Activities. Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2010, compared to $1.6 million for the same period in 2009. Capital expenditures for our lease fleet were $7.2 million and proceeds from sale of lease fleet units were $12.8 million for the six months ended June 30, 2010, compared to capital expenditures of $10.9 million and proceeds of $16.9 million for the same period in 2009. Our capital expenditures for our lease fleet decreased 33.4% in the first six months of 2010 compared to the same period in 2009 as we remanufactured fewer units due to the economic slow down. As a result of the current economic conditions, we anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $2.2 million for the six months ended June 30, 2010, compared to $4.5 million for the same period in 2009. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $33.6 million during the six months ended June 30, 2010 compared to $34.0 million for the same period in 2009. During the six months ended June 30, 2010, we made net repayments of $34.3 million of debt.
At June 30, 2010, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the six months ended June 30, 2010, of $1.7 million net of applicable income taxes of $1.1 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $339.9 million of Senior Notes, (net of unamortized discounts of $3.0 million) together with other unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from 1 to 16 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At June 30, 2010, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.0 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time and as a result of the acquisition of MSG, have commitments for $3.3 million in remaining capital lease obligations at June 30, 2010.
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
SEASONALITY
Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. These retailers usually return these leased units to us early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business in comparison with the levels we allocated in earlier years, decreasing the impact of this seasonality on our operations.
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
Mobile Mini’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The SEC defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:
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
Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $0.3 million of total unrecognized compensation costs related to stock options at June 30, 2010 that are expected to be recognized over a weighted-average period of 0.9 years and $19.4 million of total unrecognized compensation costs related to nonvested share-awards at June 30, 2010 that are expected to be recognized over a weighted-average period of 3.1 years. See Note F to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands except per share data)
As Reported:
Net income	$5,227	$4,779	$13,693	$7,189
Diluted earnings per share	$0.12	$0.11	$0.32	$0.16

As adjusted for change in estimates:
Net income	$5,166	$4,719	$13,467	$7,033
Diluted earnings per share	$0.12	$0.11	$0.31	$0.16
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.
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
We operate one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, U.K. and The Netherlands). All of our goodwill was allocated among these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At June 30, 2010 there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2009, none of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values, therefore step two was not required.

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
Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over the estimated useful life of our units, after the date that we put the unit in service. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over 7 years to a 20% residual value. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.
We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

		Useful	Three Months Ended		Six Months Ended
	Salvage	Life in	June 30,		June 30,
	Value	Years	2009	2010	2009	2010
	(In thousands except per share data)
As Reported (1):	55%	30
Net income			$5,227	$4,779	$13,693	$7,189
Diluted earnings per share			$0.12	$0.11	$0.32	$0.17
As adjusted for change in estimates:	70%	20
Net income			$5,227	$4,779	$13,693	$7,189
Diluted earnings per share			$0.12	$0.11	$0.32	$0.17
As adjusted for change in estimates(2):	62.5%	25
Net income			$5,227	$4,779	$13,693	$7,189
Diluted earnings per share			$0.12	$0.11	$0.32	$0.17
As adjusted for change in estimates:	50%	20
Net income			$3,754	$3,314	$10,827	$4,268
Diluted earnings per share			$0.09	$0.08	$0.25	$0.10
As adjusted for change in estimates:	40%	40
Net income			$5,227	$4,779	$13,693	$7,189
Diluted earnings per share			$0.12	$0.11	$0.32	$0.17
As adjusted for change in estimates:	30%	25
Net income			$3,312	$2,874	$9,968	$3,391
Diluted earnings per share			$0.08	$0.07	$0.23	$0.08
As adjusted for change in estimates:	25%	25
Net income			$3,017	$2,581	$9,395	$2,807
Diluted earnings per share			$0.07	$0.06	$0.22	$0.06

(1)	Effective April 2009

(2)	Prior to April 2009
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
Earnings Per Share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net income less the earnings allocable to preferred stockholders. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and upon conversion of convertible preferred stock using the treasury stock method.
There have been no changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
Transfers of Financial Assets. In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard became effective for the Company for transfers occurring on or after January 1, 2010. The Company adopted this accounting standard and it did not have a material effect on our consolidated financial statements and related disclosures.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts.

They include words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:
•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our European operations may divert our resources from other aspects of our business;
•	our ability to obtain borrowings under our credit facility or additional debt or equity financing on acceptable terms;
•	changes in the supply and price of used containers;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;
•	competitive developments affecting our industry, including pricing pressures in newer markets;
•	the timing and number of new branches that we open or acquire;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;
•	changes in generally accepted accounting principles;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	increases in costs and expenses, including the cost of raw materials, real estate and employment costs.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2009, listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1A of that filing and this filing under the heading “Risk Factors”. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at http:/www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2010, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200 million. For the six months ended June 30, 2010, comprehensive income included $1.7 million, net of applicable income taxes of $1.1 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving credit facility which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.
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

ITEM 6. EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: August 6, 2010	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer