Form 10-K/A
period 2009-12-31
MOBILE MINI INC
filed 2010-09-27
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

(480) 894-6311
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market
Preferred Share Purchase Rights
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
DOCUMENTS INCORPORATED BY REFERENCE:
None.

PART III
ITEM 11. EXECUTIVE COMPENSATION
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS FILED HEREWITH
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE
This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on March 1, 2010 (the “Original Filing”), is filed in response to comments set forth in a letter dated September 13, 2010 received by the Company from the United States Securities and Exchange Commission (the “SEC”) and a related letter from the SEC dated August 12, 2010, received by the Company. In response to such comments, we have included additional disclosure under Part III, Item 11. EXECUTIVE COMPENSATION, which disclosure is intended to clarify and supplement the disclosure previously set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2010 (the “2010 Proxy Statement”).
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the United States Securities Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.
PART III
ITEM 11.  EXECUTIVE COMPENSATION.
Information with respect to executive compensation included in the 2010 Proxy Statement and incorporated by reference into the Original Filing is hereby amended to also include the below information. This information should be read in conjunction with the Original Filing and the 2010 Proxy Statement.
Setting Executive Compensation for 2009
As part of the Board of Director’s yearly budgeting and goal setting process, in December 2008, the Compensation Committee reviewed the base salaries of the Company’s executive officers to ensure they fairly and competitively compensated these individuals for the jobs they perform. The Compensation Committee considered the Company’s performance in fiscal 2008, the current economic outlook for the economy, the Company’s prospects for 2009, and the Company’s efforts to cut or control costs. The Compensation Committee also considered the salary recommendations of Mr. Bunger for each of the named executive officers. Based on all of the foregoing factors, the Compensation Committee recommended to the full Board, and the full Board concurred, that the Company generally target 3% increases in base salary for all employees, including executive officers, depending upon individual performance. Based on a review by the Compensation Committee and the Board of Mr. Bunger’s performance and recommendations, he was given the targeted 3% increase in base salary from 2008 to 2009. Mr. Lemley’s salary change does not reflect an increase from 2008 to 2009 due to a change in positions.
Bonus History and Determination of Non-Equity Incentive Plan Compensation
The named executive officers (“NEOs”) that received incentive cash compensation (other than Mr. Funk) failed to achieve substantially all of the company-wide targets necessary for the receipt of cash bonuses. Mr. Funk had a guaranteed bonus minimum based on his employment agreement negotiated when he joined the Company. The CEO and CFO’s targets were, as disclosed, based on revenue, adjusted EBITDA and adjusted diluted earnings per share. None of the targets for these measures were met. For the other NEOs, their measures were weighted equally at 30% Company-wide results and 70% geographic specific results for the areas they were responsible for during the year. Based on achievement of relatively small portions of geographic specific results, Messrs. Halchishak, Lemley and Miller received 6.0%, 1.1% and 2.1%, respectively, of their total compensation in the form of a bonus. The following discussion provides a summary of the attainment by the NEOs of incentive-based targets.

2009 Fiscal Year
For 2009, the Compensation Committee established the annual performance-based incentive criteria to be revenue, adjusted EBITDA and adjusted diluted earnings per share. These measures applied to all NEOs, with Messrs. Halchishak, Lemley and Miller also having geographic specific goals, which the Board and Compensation Committee view to be sub-sets of either revenue or adjusted EBITDA. The following chart illustrates the business criteria, weighting, and performance levels necessary to achieve the threshold, target, and maximum payout amounts, and actual results during the 2009 measurement period.
Non-Equity Incentive 2009 Plan and Bonuses

	Weighting	Threshold ($)		Target (S)		Maximum ($)		Actual Results ($)		Bonus ($)
CEO and CFO (1)
Total Revenue	33%	424,420,504		442,505,531		460,590,559		374,461,146		—
Adjusted EBITDA	33%	165,303,788		176,196,901		187,090,013		156,581,244		—
Adjusted Diluted EPS	34%	0.84		1.01		1.17		0.82		—

Other NEO’s
Total Revenue	10%	424,420,504		442,505,531		460,590,559		374,461,146		—
Adjusted EBITDA	10%	165,303,788		176,196,901		187,090,013		156,581,244		—
Adjusted Diluted EPS	10%	0.84		1.01		1.17		0.82		—
Geographic specific goals	70%		(2)(3)		(2)(3)		(2)(3)		(2)(3)		(3)

(1)	The Company’s CFO, Mr. Funk, was guaranteed a bonus in 2009 under the terms of his employment agreement of $87,872.

(2)	The performance goals for the other named executive officers were weighted 30% company-wide results and 70% geographic specific goals based on the geographic areas they manage related to revenue, gross profit, profitability, collection of limited liability waiver, and revenue based on damage and repair. These measures are non-GAAP definitions developed by the Company to measure local area performance.

(3)	The below table shows the measures for which the other NEOs received bonuses, the total weighted percentage of available bonus this measure represents, and bonus amount associated with achievement of the stated goal.

		Weighting	Bonus ($)

Mr. Halchishak	profitability	30%	26,643

Mr. Lemley	damage and repair	5%	4,027
	limited liability waiver	5%	461

Mr. Miller	damage and repair	5%	10,635
Determination of Equity-Based Incentives
Historically in late fall, the Board approves a budget for the following operating year. As part of that budget-setting process and performance review of each executive officer, Mr. Bunger proposes compensation amounts for each executive officer made up of base salary, target bonus amounts and target dollar amount of equity awards. The Compensation Committee and the Board review the recommendations of Mr. Bunger and the performance of each of the executive officers and approve base salary, target bonus amounts and target dollar amount of equity awards for each executive officer. The approved dollar amount for equity awards is divided into grants of 50% of the approved equity amount being solely time-based vesting shares and 50% of the approved amount being both performance-based and time-based vesting.
Once the budgeting process is completed and approved by the Board, the Compensation Committee sets performance targets for that fiscal year that must be met in order for the executive officer to receive target bonus amounts. Because the vesting of performance-based awards requires the achievement of yearly EBITDA targets over a period of four years, the Committee also establishes individual future year EBITDA targets for the four year period measured by the award.

Because the budgeting processes for fiscal 2010 and 2009 were not finalized by the end of the respective preceding years, the Compensation Committee approved the grant of the equity awards that were solely time-based vesting (i.e., 50% of each executive officer’s target equity grant amount) in December of those preceding years. The performance-based shares (i.e., the other 50% of each executive officer’s target equity grant amount) were not granted until the following January or February once the budgeting process was complete and the Compensation Committee had sufficient information to set the performance goals for that year.
For example, in December 2008, the Compensation Committee granted time-based shares to executive officers. In January 2009, once the Board had approved the budget for 2009, the Compensation Committee granted performance-based shares that vest over four years and also require the achievement of certain EBITDA goals each year, beginning in 2009. Because the EBITDA targets set by the Compensation Committee for 2009 were not met, the shares based on 2009 performance did not vest.
As disclosed in the Company’s 2010 Proxy Statement, in addition to the individual annual EBITDA targets, there is a cumulative four year performance target that applies to all shares that did not vest due to the failure to achieve yearly targets. If the sum of the cumulative EBITDA actually achieved for the four years is greater than 90% of the sum of the targets for the same four year period on a grant-by-grant basis, then shares will vest in proportion to the ratio achieved between 90% and 100%. In other words, performance shares that do not vest due to failure to achieve EBITDA targets in any given year may nevertheless vest at the end of the four-year grant period if cumulative EBITDA achieved is 90% or more of the original four-year cumulative goal.
The Company re-evaluates the probable outcome of the performance conditions (i.e., likelihood of achieving the previously-set EBITDA targets) at least annually for all prior grants and reflects this likelihood and the value of the associated shares in column (e) of the Summary Compensation table in the Company’s proxy statement.
Set forth below is a table that summarizes the vesting history of the Company’s performance-based equity grants for the periods indicated, including the percent of the goal achieved and the corresponding vesting outcome.

Vesting History of Grants	% of Goal Achieved	Vesting Outcome
2007 Initial Performance Year (1)
2007 EBITDA	97%	Did not vest
2008 EBITDA	114%	Vested
2009 EBITDA	89%	Did not vest

2008 Initial Performance Year (1)
2008 EBITDA	126%	Vested
2009 EBITDA	103%	Vested

2009 Initial Performance Year (1)
2009 EBITDA	97%	Did not vest

(1)	EBITDA calculated excluding stock based compensation and one time charges.
Timing for Award of Equity-Based Incentives
For the fiscal year’s 2009 goals, the Company awarded performance-based equity awards in January 2009 and for the fiscal year’s 2010 goals, the Company did not award the performance-based equity awards until February 2010. The statement on page 17 of the 2010 Proxy Statement to the effect that the Company did not make performance-based equity awards until 2010 was intended to reference only the performance-based equity awards for the goals set for fiscal year 2010.
Potential Payments upon Termination or Change in Control
Each of Mr. Bunger, Mr. Funk and Mr. Miller is entitled to receive severance payments if terminated without Cause, for Good Reason or within one year of a Change of Control. Cause, Good Reason and Change of Control are defined in each respective employment agreement as described in the 2010 Proxy Statement under the caption “Compensation Discussion and Analysis—Employment Agreements / Severance.”

Under the terms of each of the employment agreements, assuming the employment of each of Mr. Bunger, Mr. Funk and Mr. Miller was to be terminated as of December 31, 2009, such officers would be entitled to the following payments and benefits:
•	Accrued Compensation (as defined in each agreement);
•	in the event of termination without Cause or for Good Reason: for Mr. Bunger, a lump sum payment equal to two times the sum of his then-current base salary plus his base salary in the year of termination; for Mr. Funk, a lump sum payment equal to the sum of his then-current base salary plus 45% of his base salary in the year of termination; and for Mr. Miller, a lump sum payment equal to the sum of his then-current base salary plus 70% of his base salary in the year of termination, in each case, to be paid by the Company within 28 days of the date of termination;
•	in the event of termination within one year of a Change of Control: for Mr. Bunger, a lump sum payment equal to three times the sum of his then-current base salary plus his base salary in the year of termination; for Mr. Funk, a lump sum payment equal to two times the sum of his then-current base salary plus 45% of his base salary in the year of termination; and for Mr. Miller, a lump sum payment equal to two times the sum of his then-current base salary plus 70% of his base salary in the year of termination, in each case, to be paid by the Company within 28 days of the date of termination;
•	in the event of termination without Cause or for Good Reason: continued payment by the Company, for a period of 24 months in the case of Mr. Bunger and 12 months in the cases of Mr. Funk and Mr. Miller, of the same proportion of life insurance, disability, medical and dental insurance premiums and hospitalization benefits that was paid for by the Company prior to termination;
•	in the event of termination within one year of a Change of Control: continued payment by the Company, for a period of 36 months in the case of Mr. Bunger and 24 months in the cases of Mr. Funk and Mr. Miller, of the same proportion of life insurance, disability, medical and dental insurance premiums and hospitalization benefits that was paid for by the Company prior to termination; and
•	unvested equity time-based awards shall accelerate and vest in full, in most circumstances.
The following tables detail the incremental compensation amounts provided to each of Mr. Bunger, Mr. Funk and Mr. Miller in the event of termination without Cause or for Good Reason or as a result of a change in control, assuming termination as of December 31, 2009:

			Life and	Vesting of
	Accrued	Lump Sum	Health	Equity
	Compensation	Termination	Benefits	Awards
Termination Without Cause or for Good Reason	($) (1)	Payment ($)	($)	($) (2)	Total ($)

Steven Bunger	—	1,622,250	31,232	1,131,441	2,784,923
Mark Funk	87,872	509,658	4,860	1,045,647	1,648,037
Jody Miller	10,635	449,820	15,616	458,883	934,954

			Life and	Vesting of
	Accrued	Lump Sum	Health	Equity
	Compensation	Termination	Benefits	Awards
Termination Within One Year of Change of Control	($) (1)	Payment ($)	($)	($) (2)	Total ($)

Steven Bunger	—	2,163,000	46,849	1,131,441	3,341,290
Mark Funk	87,872	861,146	9,720	1,045,647	2,004,385
Jody Miller	10,635	714,420	31,232	458,883	1,215,170

(1)	This amount represents the non-equity incentive earned for fiscal year 2009, but unpaid at December 31, 2009. At any given time this will be an amount, if any, that has been earned but unpaid at the time of the event.

(2)	Calculation based on the closing price of our common stock on December 31, 2009 of $14.09.
Compensation Committee
Role of the Company’s President, CEO and Chairman
The establishment of performance targets and individual performance objectives for the Company’s senior management, including the Company’s NEOs, are recommended by Mr. Bunger and reviewed by the Compensation Committee. These individual objectives are those that Mr. Bunger and the Compensation Committee believe should be focused on during the year. Progress against these objectives is monitored by Mr. Bunger and reviewed with the Compensation Committee during the year. Mr. Bunger also makes recommendations to the Compensation Committee regarding the performance targets and objectives that affect his own compensation.

Mr. Bunger reviews the performance of each of the other NEOs against his/her objectives and presents his evaluation of their performance to the Compensation Committee. However, recommendations about individual compensation elements and total compensation are ultimately made by the Compensation Committee, using its judgment, focusing primarily on each NEO’s performance against his or her individual financial and strategic objectives, as well as the Company’s overall performance. The Compensation Committee also considers a variety of qualitative factors, including the business environment in which the results were achieved. Therefore, the Compensation Committee makes recommendations regarding each NEO’s compensation based on multiple factors, including the competitive market, individual performance, internal equity and affordability. As required by the Compensation Committee’s charter, these recommendations are made to the full Board of Directors of the Company, which approves all compensation plans for senior management.
Mr. Bunger’s Ability to Call Meetings of the Compensation Committee or Meet with Consultants
In accordance with the Compensation Committee’s charter, the Compensation Committee meets as often as it determines is appropriate to carry out its responsibilities under the charter. Meetings of the Compensation Committee may be called by any member of the Committee. Mr. Bunger is not a member of the Compensation Committee and, therefore, cannot call meetings of the Compensation Committee. The Chairman of the Committee (Mr. Jeffrey S. Goble), in consultation with the other Committee members, determines the frequency and length of the Committee meetings and sets meeting agendas consistent with the Committee’s charter. Mr. Goble does coordinate the scheduling of Committee meetings with Mr. Bunger so as not to conflict with other Board meetings. Under the terms of the Compensation Committee’s charter, the Committee may invite to its meetings any Director, member of management of the Company, and such other persons as it deems appropriate in order to carry out its responsibilities.
While the Company has not engaged a compensation consultant since 2007, Mr. Bunger was afforded the ability to provide data and input to the consultants and to review and discuss their findings and suggestions. Similarly, in the future, it is expected that Mr. Bunger will be provided the opportunity to provide data and input to any compensation consultants retained by the Committee.
Evaluation of Mr. Bunger’s Performance
As noted above, the Compensation Committee makes recommendations to the full Board regarding the performance targets and individual performance objectives for the Company’s senior management, including Mr. Bunger, and reviews his performance against his objectives. Recommendations about Mr. Bunger’s compensation elements and total compensation are made by the Compensation Committee, using its judgment, focusing primarily on Mr. Bunger’s performance against his individual financial and strategic objectives, as well as the Company’s overall performance and the qualitative factors discussed above.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(b) The following exhibits are filed herewith.

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

MOBILE MINI, INC.

Date: September 27, 2010	By:	/s/ Steven G. Bunger Steven G. Bunger, President
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher J. Miner and Steven G. Bunger, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2010	By:	/s/ Steven G. Bunger Steven G. Bunger
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: September 27, 2010	By:	/s/ Mark E. Funk Mark E. Funk
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date: September 27, 2010	By:	/s/ Deborah K. Keeley Deborah K. Keeley
Senior Vice President and Chief
Accounting Officer (Principal Accounting Officer)

Date: September 27, 2010	By:	/s/ James J. Martell James J. Martell, Director

Date: September 27, 2010	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director

Date: September 27, 2010	By:	/s/ Stephen A McConnell Stephen A McConnell, Director

Date: September 27, 2010	By:	/s/ Frederick G. McNamee Frederick G. McNamee, Director

Date: September 27, 2010	By:	/s/ Sanjay Swani Sanjay Swani, Director

Date: September 27, 2010	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Director

Date: September 27, 2010	By:	/s/ Michael L. Watts Michael L. Watts, Director

INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.