Form 10-Q
period 2010-09-30
MOBILE MINI INC
filed 2010-11-05
CIK 911109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At October 29, 2010, there were outstanding 36,435,444 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PAGE
NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets December 31, 2009 and September 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Income (unaudited) Three Months Ended September 30, 2009 and September 30, 2010	4

Nine Months Ended September 30, 2009 and September 30, 2010	5

Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2009 and September 30, 2010	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1A. Risk Factors	42

Item 6. Exhibits	42

SIGNATURES	43

Exhibit 10.1
Exhibit 10.2
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2009	September 30, 2010
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,740	$2,099
Receivables, net of allowance for doubtful accounts of $3,715 and $2,984 at December 31, 2009 and September 30, 2010, respectively	40,867	43,808
Inventories	22,147	20,517
Lease fleet, net	1,055,328	1,037,569
Property, plant and equipment, net	84,160	79,227
Deposits and prepaid expenses	9,916	7,088
Other assets and intangibles, net	26,643	20,617
Goodwill	513,238	512,777

Total assets	$1,754,039	$1,723,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$14,130	$13,309
Accrued liabilities	64,915	53,400
Lines of credit	473,655	433,111
Notes payable	1,128	14
Obligations under capital leases	4,061	2,958
Senior Notes, net	345,402	340,031
Deferred income taxes	155,697	165,094

Total liabilities	1,058,988	1,007,917

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2009 and September 30, 2010, stated at liquidation preference values	147,427	147,427

Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,451 issued and 36,276 outstanding at December 31, 2009 and 38,614 issued and 36,439 outstanding at September 30, 2010	385	386
Additional paid-in capital	341,597	347,540
Retained earnings	270,733	283,391
Accumulated other comprehensive loss	(25,791)	(23,659)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	547,624	568,358

Total liabilities and stockholders’ equity	$1,754,039	$1,723,702

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30,
	2009	2010
Revenues:
Leasing	$82,098	$75,599
Sales	9,493	8,307
Other	495	711

Total revenues	92,086	84,617

Costs and expenses:
Cost of sales	6,220	5,388
Leasing, selling and general expenses	47,355	46,238
Integration, merger and restructuring expenses	1,532	518
Depreciation and amortization	9,227	8,748

Total costs and expenses	64,334	60,892

Income from operations	27,752	23,725
Other income (expense):
Interest income	23	—
Interest expense	(14,595)	(14,161)
Deferred financing costs write-off	—	(525)
Foreign currency exchange (loss) gain	(13)	5

Income before provision for income taxes	13,167	9,044
Provision for income taxes	5,047	3,575

Net income	8,120	5,469
Earnings allocable to preferred stockholders	(1,615)	(1,032)

Net income available to common stockholders	$6,505	$4,437

Earnings per share:
Basic	$0.19	$0.13

Diluted	$0.19	$0.12

Weighted average number of common and common share equivalents outstanding:
Basic	34,464	35,219

Diluted	43,416	43,877

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Nine Months Ended September 30,
	2009	2010
Revenues:
Leasing	$256,011	$218,689
Sales	29,411	23,126
Other	1,752	1,523

Total revenues	287,174	243,338

Costs and expenses:
Cost of sales	19,709	15,266
Leasing, selling and general expenses	148,002	133,360
Integration, merger and restructuring expenses	9,375	3,672
Depreciation and amortization	29,914	26,928

Total costs and expenses	207,000	179,226

Income from operations	80,174	64,112
Other income (expense):
Interest income	29	1
Interest expense	(44,802)	(43,135)
Deferred financing costs write-off	—	(525)
Foreign currency exchange loss	(88)	(9)

Income before provision for income taxes	35,313	20,444
Provision for income taxes	13,500	7,786

Net income	21,813	12,658
Earnings allocable to preferred stockholders	(4,344)	(2,391)

Net income available to common stockholders	$17,469	$10,267

Earnings per share:
Basic	$0.51	$0.29

Diluted	$0.51	$0.29

Weighted average number of common and common share equivalents outstanding:
Basic	34,400	35,150

Diluted	43,171	43,728

See accompanying notes to the condensed consolidated financial statements.

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows From Operating Activities:
Net income	$21,813	$12,658
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	—	525
Provision for doubtful accounts	1,840	1,679
Amortization of deferred financing costs	3,340	3,298
Amortization of long-term liabilities	552	833
Share-based compensation expense	5,106	4,905
Depreciation and amortization	29,914	26,928
Gain on sale of lease fleet units	(8,805)	(7,161)
Gain on disposal of property, plant and equipment	(102)	(79)
Deferred income taxes	12,872	7,777
Foreign currency transaction loss	88	9
Changes in certain assets and liabilities:
Receivables	18,053	(4,650)
Inventories	2,788	1,593
Deposits and prepaid expenses	3,123	2,822
Other assets and intangibles	(669)	(913)
Accounts payable	(6,438)	(857)
Accrued liabilities	(14,850)	(7,194)

Net cash provided by operating activities	68,625	42,173

Cash Flows From Investing Activities:
Additions to lease fleet	(16,522)	(11,232)
Proceeds from sale of lease fleet units	25,431	20,266
Additions to property, plant and equipment	(8,135)	(3,771)
Proceeds from sale of property, plant and equipment	821	120
Other	112	—

Net cash provided by investing activities	1,707	5,383

Cash Flows From Financing Activities:
Net repayments under lines of credit	(61,226)	(40,544)
Deferred financing costs	—	(74)
Proceeds from issuance of notes payable	—	94
Redemption of Senior Notes	—	(6,000)
Principal payments on notes payable	(1,202)	(1,207)
Principal payments on capital lease obligations	(1,082)	(1,103)
Issuance of common stock, net	603	922

Net cash used in financing activities	(62,907)	(47,912)

Effect of exchange rate changes on cash	(8,868)	715

Net (decrease) increase in cash	(1,443)	359
Cash at beginning of period	3,184	1,740

Cash at end of period	$1,741	$2,099

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(1,509)	$(2,629)

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
The results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2010. Demand from some of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. Many of these retailers usually return these leased units to the Company early in the following year. This seasonality has generally caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first quarter of the year. Over the last few years, the Company reduced the percentage of units it reserves for this seasonal business in comparison to the levels it allocated in earlier years, decreasing the impact of this seasonality on the Company’s operations.
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Rate Swap Agreements	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
December 31, 2009	$(7,703)	$—	$(7,703)	$—		(1)
September 30, 2010	$(3,407)	$—	$(3,407)	$—		(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange. As a result, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2009 and September 30, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s condensed consolidated balance sheets.
NOTE D — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and credit facility debt at December 31, 2009 and September 30, 2010, approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “Mobile Mini Notes”) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group, Inc. due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”), is based on the latest sales price of the notes at the end of each period obtained from a third-party institution.
The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31, 2009	September 30, 2010
	(In thousands)
Carrying value	$345,402	$340,031

Fair value	$348,500	$348,528

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE E — Earnings Per Share
The Company issued preferred stock that participates in distributions of earnings on the same basis as shares of common stock. As such, the Company adopted the accounting guidance for the standards regarding the computation of earnings per share (EPS) for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Earnings for the period are required to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income per share for securities other than common stock. Accordingly, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock using the treasury stock method.
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands except earnings per share data)
Historical net income per share:
Numerator:
Net income	$8,120	$5,469	$21,813	$12,658
Less: Earnings allocable to preferred stockholders	(1,615)	(1,032)	(4,344)	(2,391)

Net income available to common stockholders	$6,505	$4,437	$17,469	$10,267

Basic EPS Denominator:
Common stock outstanding beginning of period	34,435	35,193	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	29	26	76	87

Denominator for basic net income per share	34,464	35,219	34,400	35,150

Diluted EPS Denominator:
Common stock outstanding beginning of period	34,435	35,193	34,324	35,063
Effect of weighting shares:
Weighted shares issued during the period ended September 30,	29	26	76	87
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended September 30,	396	467	215	387
Dilutive effect of convertible preferred stock assumed converted during the period ended September 30,	8,556	8,191	8,556	8,191

Denominator for diluted net income per share	43,416	43,877	43,171	43,728

Basic net income per share	$0.19	$0.13	$0.51	$0.29

Diluted net income per share	$0.19	$0.12	$0.51	$0.29

Basic weighted average number of common shares outstanding as of September 30, 2009 and 2010 does not include 1.0 million and 1.2 million, respectively, of share-awards because the awards had not yet vested.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following stock options and nonvested share-awards were excluded in calculating diluted earnings per share because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)
Stock options	438	935	508	980
Nonvested share-awards	103	56	313	35
NOTE F — Share-Based Compensation
At September 30, 2010, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than 10 years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a 4.5 year period. The Company has not granted any stock option awards in 2010. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis.
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of September 30, 2010:

		Weighted-Average
	September 30, 2010	Recognition Period
	(In thousands)	(Years)
Share-awards	$17,505	2.9
Stock option awards	$188	0.6
The following table summarizes the share-based compensation expense and capitalized amounts for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
Gross share-based compensation	$1,883	$1,923	$5,359	$5,023
Capitalized share-based compensation	(58)	(41)	(253)	(118)

Share-based compensation expense	$1,825	$1,882	$5,106	$4,905

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2009	1,656	$17.01
Exercised	(77)	$11.38
Canceled/expired	(130)	$18.72

Balance at September 30, 2010	1,449	$17.16

The intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $367,000.
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2009	1,213	$16.05
Awarded	176	$15.74
Released	(105)	$18.26
Forfeited	(90)	$15.74

Nonvested at September 30, 2010	1,194	$15.83

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
A summary of fully-vested stock options and stock options expected to vest, as of September 30, 2010, is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term	(In thousands)
Outstanding	1,449	$17.16	3.11	$1,821
Vested and expected to vest	1,430	$17.03	3.08	$1,821
Exercisable	1,430	$16.99	3.07	$1,821
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. No stock options were granted during the nine month period ended September 30, 2010.
NOTE G — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out (FIFO) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO (International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors. Inventories consist of the following at the dates indicated:

	December 31, 2009	September 30, 2010
	(In thousands)
Raw material and supplies	$15,750	$15,456
Work-in-process	589	216
Finished portable storage units	5,808	4,845

	$22,147	$20,517

NOTE H— Income Taxes
The Company files U.S. Federal tax returns, U.S. State tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax years for 2008 and 2009 are subject to tax examination by the U.S. Internal Revenue Service (IRS) through September 15, 2012 and 2013, respectively. No reserves for uncertain income tax positions have been recorded and the Company did not record a cumulative effect adjustment. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
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
NOTE I — Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Condensed Consolidated Statements of Income. Property, plant and equipment consist of the following at the dates indicated:

	December 31, 2009	September 30, 2010
	(In thousands)
Land	$11,129	$11,116
Vehicles and equipment	76,037	78,769
Buildings and improvements	15,012	14,744
Office fixtures and equipment	26,404	26,923

	128,582	131,552
Less accumulated depreciation	(44,422)	(52,325)

Total property, plant and equipment	$84,160	$79,227

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Lease fleet consists of the following at the dates indicated:

	December 31, 2009	September 30, 2010
	(In thousands)
Steel storage containers	$618,265	$615,551
Steel and wood offices	530,152	530,738
Van trailers	5,557	4,174
Other (chassis and ancillary products)	2,651	2,705

	1,156,625	1,153,168
Accumulated depreciation	(101,297)	(115,599)

	$1,055,328	$1,037,569

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
The Company had interest rate swap agreements with an aggregate notional amount of $200 million at September 30, 2010. The fixed interest rates on the Company’s eight swap agreements range from 3.25% to 4.71%, averaging 4.03%. Three swap agreements mature in the fourth quarter of 2010 and five swap agreements mature in 2011.
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments in cash flow hedging relationships.
Interest Rate Swap Agreements

		Fair Value
	Balance Sheet Location	(In thousands)
December 31, 2009	Accrued liabilities	$(7,703)

September 30, 2010	Accrued liabilities	$(3,407)

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Interest Rate Swap Agreements

Amount of Gain
Recognized in Other
Comprehensive Income on
Derivatives
(In thousands)

Three months ended September 30, 2009 (net of applicable income taxes of $167)	$263

Three months ended September 30, 2010 (net of applicable income taxes of $600)	$957

Nine months ended September 30, 2009 (net of applicable income taxes of $957)	$1,509

Nine months ended September 30, 2010 (net of applicable income taxes of $1,667)	$2,629
NOTE L— Segment Reporting
The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuations in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Currently, the Company’s branch operation is the only segment that concentrates on the Company’s core business of leasing. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. Each branch has similar economic characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch. Historically, the operation included the Company’s manufacturing facilities, which was responsible for the purchase, manufacturing and refurbishment of products for leasing and sale, as well as for manufacturing certain delivery equipment.
In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and earnings per share.
Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. Accordingly, reportable segment information is the same as contained in the Company’s Condensed Consolidated Financial Statements.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The tables below represent the Company’s revenue from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.
Revenues from customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
North America (1)	$77,874	$70,126	$243,530	$203,393
United Kingdom	13,454	13,927	41,144	38,288
The Netherlands	758	564	2,500	1,657

Total revenues	$92,086	$84,617	$287,174	$243,338

(1)	Includes revenues in the United States of $77.0 million and $69.3 million for the three month period and $241.2 million and $201.0 million for the nine month period ended September 30, 2009 and 2010, respectively.
Long-lived assets:

	December 31,	September 30,
	2009	2010
	(In thousands)
North America (1)	$1,002,675	$979,095
United Kingdom	132,356	133,572
The Netherlands	4,457	4,129

Total long-lived assets	$1,139,488	$1,116,796

(1)	Includes long lived assets of $988.9 million and $965.3 million in the United States at December 31, 2009 and September 30, 2010, respectively.
NOTE M— Comprehensive Income
Comprehensive income, net of tax, consisted of the following at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
Net income	$8,120	$5,469	$21,813	$12,658
Net unrealized gain on derivatives	263	957	1,509	2,629
Foreign currency translation adjustment	(2,298)	8,051	8,931	(497)

Total comprehensive income	$6,085	$14,477	$32,253	$14,790

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2009	September 30, 2010
	(In thousands)
Accumulated net unrealized loss on derivatives	$(4,733)	$(2,104)
Foreign currency translation adjustment	(21,058)	(21,555)

Total accumulated other comprehensive loss	$(25,791)	$(23,659)

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE N — Integration, Merger and Restructuring Expenses
In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets. The Company was able to combine the lease fleets of Mobile Mini and MSG and reduce the Company’s capital expenditures for the lease fleet going forward. In addition, following the acquisition, the Company restructured its manufacturing operations and reduced overhead. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories.
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the period ended September 30, 2010:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expenses	2,057	—	1,615	3,672
Cash paid	(2,412)	(1,451)	(1,618)	(5,481)

Accrued obligations as of September 30, 2010	$110	$4,291	$—	$4,401

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Severance and benefits	$630	$96	$3,859	$2,057
Lease abandonment costs	—	—	26	—
Acquisition integration	902	422	5,490	1,615

Integration, merger and restructuring expenses	$1,532	$518	$9,375	$3,672

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,676	$423	$—	$2,099
Receivables, net	30,990	12,818	—	43,808
Inventories	18,521	2,045	(49)	20,517
Lease fleet, net	917,110	120,459	—	1,037,569
Property, plant and equipment, net	61,985	17,242	—	79,227
Deposits and prepaid expenses	5,907	1,181	—	7,088
Other assets and intangibles, net	16,600	4,017	—	20,617
Goodwill	447,228	65,549	—	512,777
Intercompany	106,451	36,067	(142,518)	—

Total assets	$1,606,468	$259,801	$(142,567)	$1,723,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$7,153	$6,156	$—	$13,309
Accrued liabilities	50,039	3,361	—	53,400
Lines of credit	391,887	41,224	—	433,111
Notes payable	10	4	—	14
Obligations under capital leases	2,958	—	—	2,958
Senior Notes, net	340,031	—	—	340,031
Deferred income taxes	154,022	11,751	(679)	165,094
Intercompany	22	4,887	(4,909)	—

Total liabilities	946,122	67,383	(5,588)	1,007,917

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	386	18,434	(18,434)	386
Additional paid-in capital	347,540	119,175	(119,175)	347,540
Retained earnings	205,443	77,318	630	283,391
Accumulated other comprehensive loss	(1,150)	(22,509)	—	(23,659)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	512,919	192,418	(136,979)	568,358

Total liabilities and stockholders’ equity	$1,606,468	$259,801	$(142,567)	$1,723,702

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2009
(In thousands)

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$62,667	$12,932	$—	$75,599
Sales	6,831	1,476	—	8,307
Other	628	83	—	711

Total revenues	70,126	14,491	—	84,617

Costs and expenses:
Cost of sales	4,358	1,030	—	5,388
Leasing, selling and general expenses	36,435	9,803	—	46,238
Integration, merger and restructuring expenses	518	—	—	518
Depreciation and amortization	7,183	1,565	—	8,748

Total costs and expenses	48,494	12,398	—	60,892

Income from operations	21,632	2,093	—	23,725
Other income (expense):
Interest income	136	—	(136)	—
Interest expense	(13,700)	(597)	136	(14,161)
Deferred financing costs write-off	(525)	—	—	(525)
Dividend income	215	—	(215)	—
Foreign currency exchange	—	5	—	5

Income (loss) before provision for (benefit from) income taxes	7,758	1,501	(215)	9,044
Provision for (benefit from) income taxes	2,989	602	(16)	3,575

Net income (loss)	$4,769	$899	$(199)	$5,469

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2009
(In thousands)

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

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$182,975	$35,714	$—	$218,689
Sales	19,166	3,960	—	23,126
Other	1,251	272	—	1,523

Total revenues	203,392	39,946	—	243,338

Costs and expenses:
Cost of sales	12,372	2,894	—	15,266
Leasing, selling and general expenses	106,005	27,355	—	133,360
Integration, merger and restructuring expenses	3,664	8	—	3,672
Depreciation and amortization	21,939	4,989	—	26,928

Total costs and expenses	143,980	35,246	—	179,226

Income from operations	59,412	4,700		64,112
Other income (expense):
Interest income	678	1	(678)	1
Interest expense	(41,522)	(2,291)	678	(43,135)
Deferred financing costs write-off	(525)	—	—	(525)
Dividend income	629	—	(629)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(9)	—	(9)

Income (loss) before provision for (benefit from) income taxes	(79,770)	100,843	(629)	20,444
Provision for (benefit from) income taxes	7,195	666	(75)	7,786

Net income (loss)	$(86,965)	$100,177	$(554)	$12,658

MOBILE MINI, INC. AND SUBSIDIARIES — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$22,077	$(390)	$126	$21,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,615	219	6	1,840
Amortization of deferred financing costs	3,340	—	—	3,340
Amortization of long-term liabilities	552	—	—	552
Share-based compensation expense	4,616	492	(2)	5,106
Depreciation and amortization	24,189	5,725	—	29,914
Gain on sale of lease fleet units	(8,252)	(555)	2	(8,805)
(Gain) loss on disposal of property, plant and equipment	(121)	19	—	(102)
Deferred income taxes	13,315	(297)	(146)	12,872
Foreign currency exchange loss	—	88	—	88
Changes in certain assets and liabilities:
Receivables	12,686	5,367	—	18,053
Inventories	1,989	799	—	2,788
Deposits and prepaid expenses	3,272	(149)	—	3,123
Other assets and intangibles	(669)	—	—	(669)
Accounts payable	(3,814)	(2,624)	—	(6,438)
Accrued liabilities	(12,803)	(2,047)	—	(14,850)
Intercompany	(8,194)	7,241	953	—

Net cash provided by operating activities	53,798	13,888	939	68,625

Cash Flows From Investing Activities:
Additions to lease fleet units	(10,161)	(6,361)	—	(16,522)
Proceeds from sale of lease fleet units	22,756	2,692	(17)	25,431
Additions to property, plant and equipment	(5,248)	(2,887)	—	(8,135)
Proceeds from sale of property, plant and equipment	552	269	—	821
Other	112	—	—	112

Net cash provided by (used in) investing activities	8,011	(6,287)	(17)	1,707

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(64,409)	(7,008)	10,191	(61,226)
Principal payments on notes payable	(1,161)	(41)	—	(1,202)
Principal payments on capital lease obligations	(1,081)	—	(1)	(1,082)
Issuance of common stock, net	603	—	—	603
Intercompany	818	(847)	29	—

Net cash (used in) provided by financing activities	(65,230)	(7,896)	10,219	(62,907)

Effect of exchange rate changes on cash	1,658	615	(11,141)	(8,868)

Net (decrease) increase in cash	(1,763)	320	—	(1,443)
Cash at beginning of period	2,208	976	—	3,184

Cash at end of period	$445	$1,296	$—	$1,741

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(86,965)	$100,177	$(554)	$12,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred financing costs write-off	525	—	—	525
Provision for doubtful accounts	1,350	329	—	1,679
Amortization of deferred financing costs	3,298	—	—	3,298
Amortization of long-term liabilities	794	39	—	833
Share-based compensation expense	4,383	522	—	4,905
Depreciation and amortization	21,939	4,989	—	26,928
Gain on sale of lease fleet units	(6,481)	(680)	—	(7,161)
(Gain) loss on disposal of property, plant and equipment	(85)	6	—	(79)
Deferred income taxes	7,092	665	20	7,777
Foreign currency exchange loss	—	9	—	9
Changes in certain assets and liabilities:
Receivable	(3,180)	(1,470)	—	(4,650)
Inventories	1,653	(60)	—	1,593
Deposits and prepaid expenses	2,687	135	—	2,822
Other assets and intangibles	(913)	—	—	(913)
Accounts payable	(1,455)	598	—	(857)
Accrued liabilities	(7,078)	(116)	—	(7,194)
Intercompany	34,809	(13,715)	(21,094)	—

Net cash (used in) provided by operating activities	(27,627)	91,428	(21,628)	42,173

Cash Flows From Investing Activities:
Additions to lease fleet units	(5,377)	(5,855)	—	(11,232)
Proceeds from sale of lease fleet units	17,933	2,333	—	20,266
Additions to property, plant and equipment	(2,196)	(1,575)	—	(3,771)
Proceeds from sale of property, plant and equipment	39	81	—	120

Net cash provided by (used in) investing activities	10,399	(5,016)	—	5,383

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	25,736	(64,691)	(1,589)	(40,544)
Deferred financing costs	(74)	—	—	(74)
Proceeds from issuance of notes payable	94	—	—	94
Redemption of Senior Notes	(6,000)	—	—	(6,000)
Principal payments on notes payable	(1,184)	(23)	—	(1,207)
Principal payments on capital lease obligations	(1,102)	(1)	—	(1,103)
Issuance of common stock, net	922	—	—	922
Intercompany	—	(628)	628	—

Net cash provided by (used in) financing activities	18,392	(65,343)	(961)	(47,912)

Effect of exchange rate changes on cash	(70)	(21,804)	22,589	715

Net increase (decrease) in cash	1,094	(735)	—	359

Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,676	$423	$—	$2,099

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2009 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010, and amended on September 27, 2010. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements.
Overview
General
We are the world’s leading provider of portable storage solutions, with a total lease fleet of approximately 248,900 portable storage and office units at September 30, 2010. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell office units. Our sales revenues represented 10.2% and 9.5% of total revenues for the nine months ended September 30, 2009 and 2010, respectively.
Prior to acquiring Mobile Storage Group (“MSG”) in 2008, we grew both organically and through smaller acquisitions, which we used to gain a presence in new markets. Traditionally, we enter new markets through the acquisition of the business of a smaller local competitor and then implement our business model, which is usually more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are currently entering new markets through greenfield locations by migrating idle fleet to low-cost operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch which should have a comparatively positive effect on margins.
When we enter a new market, we incur certain costs in developing new infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. Conversely, any additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs.
The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 31% of our leased units at September 30, 2010 and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations in 2009. Although it has not returned to pre-2009 levels, the level of our construction related business began to stabilize in 2010.
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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands)
EBITDA	$36,989	$32,478	$110,029	$91,032
Interest paid	(15,889)	(15,098)	(43,971)	(41,000)
Income and franchise taxes paid	(92)	(87)	(964)	(736)
Share-based compensation expense	1,825	1,882	5,106	4,905
Gain on sale of lease fleet units	(3,026)	(2,684)	(8,805)	(7,161)
Loss (gain) on disposal of property, plant and equipment	(138)	3	(102)	(79)
Changes in certain assets and liabilities:
Receivables	2,330	(2,973)	19,893	(2,971)
Inventories	1,149	687	2,788	1,593
Deposits and prepaid expenses	688	598	3,123	2,822
Other assets and intangibles	(228)	(390)	(669)	(913)
Accounts payable and accrued liabilities	(1,819)	(378)	(17,803)	(5,319)

Net cash provided by operating activities	$21,789	$14,038	$68,625	$42,173

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands except percentages)
Net income	$8,120	$5,469	$21,813	$12,658
Interest expense	14,595	14,161	44,802	43,135
Deferred financing costs write-off	—	525	—	525
Provision for income taxes	5,047	3,575	13,500	7,786
Depreciation and amortization	9,227	8,748	29,914	26,928

EBITDA	36,989	32,478	110,029	91,032
Integration, merger and restructuring expenses, other (1)	1,532	518	9,375	3,942

Adjusted EBITDA	$38,521	$32,996	$119,404	$94,974

EBITDA margin(2)	40.2%	38.4%	38.3%	37.4%

Adjusted EBITDA margin(2)	41.8%	39.0%	41.6%	39.0%

(1)	Integration, merger and restructuring expenses represent costs that we incurred in connection with the MSG acquisition and the expenses in conjunction with the continued restructuring of our operations and other excludes one-time expenses incurred in the applicable period. Included in these costs are integration, merger and non-cash restructuring expenses of $.9 million and $.4 million for the three months ended September 30, 2009 and 2010, respectively and $6.7 million and $1.9 million for the nine months ended September 30, 2009 and 2010, respectively. Additionally, we incurred $1.2 million of integration, merger and non-cash restructuring expenses in the three months ended December 31, 2009.

(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, divided by our total revenues expressed as a percentage.
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
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2009, and $1.0 billion at September 30, 2010:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2009, net	$1,055,328	257,208
Purchases:
Container purchases, including freight	120	24
Manufactured units:
Steel security offices	1,395	59
Remanufacturing and customization of units purchased or obtained in prior years	8,780 (1)	849 (2)
Other (3)	402	(259)
Cost of sales from lease fleet	(13,154)	(9,024)
Effect of exchange rate changes	(847)
Depreciation	(14,455)

Lease fleet at September 30, 2010, net	$1,037,569	248,857

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	These units include the net additional units that were the result of splitting steel containers into one or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to the lease fleet.

(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2010:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$615,551	201,173	81%
Steel and wood offices	530,738	41,702	17%
Van trailers	4,174	5,982	2%
Other (chassis and ancillary products)	2,705

	1,153,168
Accumulated depreciation	(115,599)

	$1,037,569	248,857	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in April 2010 by AccuVal Associates, Incorporated. Based on this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of September 30, 2010, is approximately $821.5 million.
During the last five fiscal years, our annual utilization levels averaged 75.9% and ranged from a low of 59.2% in 2009 to a high of 82.9% in 2005. Historically our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year. However, with the challenging economic business environment we have seen a decline in our utilization rates compared to the same period in the prior year.
Our average utilization rate for the third quarter of 2010 was 53.3%, compared to 56.9% in the third quarter of 2009. Our third quarter utilization rate progressed during the quarter and increased to 54.1% at September 30, 2010.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010, Compared to
Three Months Ended September 30, 2009
Total revenues for the quarter ended September 30, 2010 decreased by $7.5 million, or 8.1%, to $84.6 million from $92.1 million for the same period in 2009. Leasing revenues for the quarter decreased by $6.5 million, or 7.9%, to $75.6 million from $82.1 million for the same period in 2009. This decrease in leasing revenues resulted from a 10.3% reduction in the average number of units on lease, driven by the weak economy and the general decline in the level of non-residential construction activity. This decrease was partially offset by a 2.7% increase in our yield that was primarily driven by increases in ancillary income and product mix. Our sales of portable storage and office units for the quarter ended September 30, 2010 decreased by 12.5%, to $8.3 million from $9.5 million during the same period in 2009. The decrease in sales revenues primarily reflects the general reduction in business activity relating to weak economic conditions. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2010 and 2009, were 89.3% and 89.2%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 64.9% and 65.5% of sales revenue for the quarters ended September 30, 2010 and 2009, respectively. Our gross margins increased to 35.1% for the quarter ended September 30, 2010, compared to 34.5% for the same period in 2009.
Leasing, selling and general expenses decreased $1.1 million, or 2.4%, to $46.2 million for the quarter ended September 30, 2010, from $47.3 million for the same period in 2009. This decrease is primarily due to large reductions in our workforce and migrating a number of our branches to lower cost operational yards. In addition to a reduction in payroll costs, we benefited from lower insurance and advertising costs as compared to the prior period.
Integration, merger and restructuring expenses decreased $1.0 million to $0.5 million for the quarter ended September 30, 2010 from $1.5 million for the quarter ended September 30, 2009. These expenses primarily represent costs associated with reductions to our workforce, costs for repositioning our assets and a reduction in our manufacturing operations. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.

Adjusted EBITDA, decreased $5.5 million, or 14.3%, to $33.0 million, compared to $38.5 million for the same period in 2009. Adjusted EBITDA margins were 39.0% and 41.8% of total revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting efforts.
Depreciation and amortization expenses decreased $0.5 million, or 5.2%, to $8.7 million in the quarter ended September 30, 2010, compared to $9.2 million during the same period in 2009. The decrease is attributable to the reduced scope of our manufacturing operations and reductions in our lease fleet, and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense decreased $0.4 million to $14.2 million for the quarter ended September 30, 2010, compared to $14.6 million for the same period in 2009. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last 12 months. The weighted average interest rate on our debt for the three months ended September 30, 2010 was 6.7% compared to 6.2% for the three months ended September 30, 2009, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate was 7.2% in the 2010 quarter compared to 6.8% in the 2009 quarter.
Deferred financing costs write-off in 2010 represents that portion of deferred financing costs associated with the $50.0 million Company elected reduction in the ABL Credit Agreement. See “—Liquidity and Capital Resources — Revolving Credit Facility.”
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended September 30, 2010 was 39.5%, compared to 38.3% during the same period in 2009. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended September 30, 2010 was $5.5 million compared to net income of $8.1 million for the same period in 2009. Our third quarter net income results include integration, merger and restructuring expenses of $0.5 million and $1.5 million (approximately $0.3 million and $1.0 million after tax), for the three months ended September 30, 2010 and 2009, respectively.
Nine Months Ended September 30, 2010, Compared to
Nine Months Ended September 30, 2009
Total revenues for the nine months ended September 30, 2010 decreased by $43.9 million, or 15.3%, to $243.3 million from $287.2 million for the same period in 2009. Leasing revenues for the nine months decreased by $37.3 million, or 14.6%, to $218.7 million from $256.0 million for the same period in 2009. This decrease in leasing revenues resulted from a 17.3% reduction in the average number of units on lease, driven by the weak economy and the general decline in the level of non-residential construction activity. This decrease was partially offset by a 3.3% increase in our yield that was primarily driven by increases in ancillary income and product mix. Our sales of portable storage and office units for the nine months ended September 30, 2010 decreased by 21.4%, to $23.1 million from $29.4 million during the same period in 2009. The decrease in sales revenues primarily reflects the general reduction in business activity relating to weak economic conditions. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2010 and 2009, were 89.9% and 89.1%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 66.0% and 67.0% of sales revenue for the nine months ended September 30, 2010 and 2009, respectively. Our gross margins increased 1.0 percentage point to 34.0% for the nine months ended September 30, 2010, compared to 33.0% for the same period in 2009.
Leasing, selling and general expenses decreased $14.6 million, or 9.9%, to $133.4 million for the nine months ended September 30, 2010, from $148.0 million for the same period in 2009. This decrease is primarily due to large reductions in our workforce and migrating a number of our branches to lower cost operational yards. In addition to a reduction in payroll costs, we benefited from lower insurance and advertising costs as compared to the prior period.

Integration, merger and restructuring expenses for the nine months ended September 30, 2010 were $3.7 million compared to $9.4 million for the same period in 2009. These expenses primarily represent costs associated with reductions to our workforce, costs for repositioning our assets and a reduction in our manufacturing operations. Other continuing costs related to integration, merger and restructuring will be expensed as incurred.
Adjusted EBITDA, decreased $24.4 million, or 20.5%, to $95.0 million, compared to $119.4 million for the same period in 2009. Adjusted EBITDA margins were 39.0% and 41.6% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting efforts.
Depreciation and amortization expenses decreased $3.0 million, or 10.0%, to $26.9 million in the nine months ended September 30, 2010, compared to $29.9 million during the same period in 2009. The decrease is attributable to the reduced scope of our manufacturing operations and reductions in our lease fleet, and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense decreased $1.7 million to $43.1 million for the nine months ended September 30, 2010, compared to $44.8 million for the same period in 2009. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last 12 months. The weighted average interest rate on our debt for the nine months ended September 30, 2010 was 6.6% compared to 6.2% for the nine months ended September 30, 2009, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate was 7.2% in 2010 and was 6.7% in 2009.
Deferred financing costs write-off in 2010 represents that portion of deferred financing costs associated with the $50.0 million Company elected reduction in the ABL Credit Agreement. See “—Liquidity and Capital Resources — Revolving Credit Facility.”
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the nine months ended September 30, 2010 was 38.1%, compared to 38.2% during the same period in 2009. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the nine months ended September 30, 2010 was $12.7 million compared to net income of $21.8 million for the same period in 2009. Net income results include integration, merger and restructuring expenses of $3.7 million and $9.4 million, (approximately $2.3 million and $5.8 million after tax) for the nine months ended September 30, 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have historically deployed in our leasing business has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation that is used for tax accounting. In 2008 and 2009, we were cash flow positive (after capital expenditures but excluding acquisitions). This positive cash flow trend has continued for the nine month period ended September 30, 2010.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow and from borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in some of our markets. During 2009 and the nine months ended September 30, 2010, we cut back significantly on our capital expenditures and were able to fund these expenditures with cash flow from operations. We currently expect this trend to continue throughout 2010. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Revolving Credit Facility. On June 27, 2008, we entered into a $900.0 million ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. In August 2010, we entered into a Second Amendment to the Credit Agreement that, among other things, allows a permitted refinancing of our senior notes as well as restricted payments and acquisitions to occur without financial covenant restrictions provided we have $250 million in pro forma excess borrowing availability (as defined in the Credit Agreement). We also elected to reduce the Credit Agreement by $50.0 million to $850.0 million, which reduces our ongoing unused line fees. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2010, we had approximately $433.1 million of borrowings outstanding and $352.0 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of September 30, 2010.
Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement, at the measurement date. Based on our debt ratio at September 30, 2010, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to the lenders.
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
Senior Notes. The Company and its subsidiary, Mobile Storage Group, Inc. (MSG) has two series of outstanding senior notes: the Company’s $150 million aggregate principal amount of 6.875% senior notes due 2015 (the “Mobile Mini Notes”) and its $200 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group, Inc. due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”). As of the date hereof, $150.0 million of the Mobile Mini Notes and $192.9 million of the MSG Notes remain outstanding.
In connection with the acquisition of MSG, Mobile Mini entered into a supplemental indenture pursuant to which MSG’s guarantor subsidiaries under the MSG Notes became “Guarantors” under the Mobile Mini Notes. Similarly, Mobile Mini entered into a supplemental Indenture pursuant to which Mobile Mini became an “Issuer” under the MSG Notes and Mobile Mini’s guarantor subsidiaries under the Mobile Mini Notes became “Guarantors” for all purposes under the MSG Notes.
As a result of the supplemental indentures described above, the same subsidiaries of the Company are guarantors under each of the MSG Notes and the Mobile Mini Notes.
The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. Management does not believe that the covenants in the Senior Notes limit the Company’s ability to pursue its intended business strategy or its future financing needs. We were in compliance with the covenants of the Senior Notes as of September 30, 2010.
As discussed above, the August 2010 Second Amendment to the Credit Agreement provides, among other things, for a permitted refinancing of our Senior Notes under certain conditions.
Operating Activities. Our operations provided net cash flow of $42.2 million for the nine months ended September 30, 2010, compared to $68.6 million during the same period in 2009. The $26.4 million decrease in cash provided by operations primarily resulted from changes in working capital and a decrease in net income from fewer units on rent, after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash provided by investing activities was $5.4 million for the nine months ended September 30, 2010, compared to $1.7 million for the same period in 2009. Capital expenditures for our lease fleet were $11.2 million and proceeds from sale of lease fleet units were $20.3 million for the nine months ended September 30, 2010, compared to capital expenditures of $16.5 million and proceeds of $25.4 million for the same period in 2009. Our capital expenditures for our lease fleet decreased 32.0% in the first nine months of 2010, compared to the same period in 2009 as we remanufactured fewer units due to our utilization rate. As a result of the current economic conditions, we anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, were $3.7 million for the nine months ended September 30, 2010, compared to $7.3 million for the same period in 2009. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.
Financing Activities. Net cash used in financing activities was $47.9 million during the nine months ended September 30, 2010 compared to $62.9 million for the same period in 2009. During the nine months ended September 30, 2010, we made net repayments of $48.8 million of debt.
At September 30, 2010, we have interest rate swap agreements under which we effectively fixed the interest rate payable on $200.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the nine months ended September 30, 2010, of $2.6 million net of applicable income taxes of $1.7 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $340.0 million of Senior Notes, (net of unamortized discounts of $2.8 million) together with other unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from 1 to 16 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At September 30, 2010, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $12.0 million in letters of credit.
We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time and as a result of the acquisition of MSG, have commitments for $3.0 million in remaining capital lease obligations at September 30, 2010.
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
SEASONALITY
Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. These retailers usually return these leased units to us early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of each year. Over the last few years, we reduced the percentage of our units we reserve for this seasonal business in comparison with the levels we allocated in earlier years, decreasing the impact of this seasonality on our operations.
EFFECTS OF INFLATION
Our results of operations for the periods discussed in this report have not been significantly affected by inflation.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following discussion addresses our most critical accounting policies, some of which require significant judgment.
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
Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $0.2 million of total unrecognized compensation costs related to stock options at September 30, 2010 that are expected to be recognized over a weighted-average period of 0.6 years and $17.5 million of total unrecognized compensation costs related to nonvested share-awards at September 30, 2010 that are expected to be recognized over a weighted-average period 2.9 years. See Note F to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands except per share data)
As Reported:
Net income	$8,120	$5,469	$21,813	$12,658
Diluted earnings per share	$0.19	$0.12	$0.51	$0.29

As adjusted for change in estimates:
Net income	$8,063	$5,417	$21,530	$12,398
Diluted earnings per share	$0.19	$0.12	$0.50	$0.28
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
We operate one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated among these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At September 30, 2010, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability. At December 31, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2009, none of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values, therefore step two was not required.
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
We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we are achieving on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from a 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted earnings per share as reflected in the table below.

		Useful	Three Months Ended		Nine Months Ended
	Salvage	Life in	September 30,		September 30,
	Value	Years	2009	2010	2009	2010
	(In thousands except per share data)
As Reported (1):	55%	30
Net income			$8,120	$5,469	$21,813	$12,658
Diluted earnings per share			$0.19	$0.12	$0.51	$0.29
As adjusted for change in estimates:	70%	20
Net income			$8,120	$5,469	$21,813	$12,658
Diluted earnings per share			$0.19	$0.12	$0.51	$0.29
As adjusted for change in estimates(2):	62.5%	25
Net income			$8,120	$5,469	$21,813	$12,658
Diluted earnings per share			$0.19	$0.12	$0.51	$0.29
As adjusted for change in estimates:	50%	20
Net income			$6,684	$4,069	$17,526	$8,342
Diluted earnings per share			$0.15	$0.09	$0.41	$0.19
As adjusted for change in estimates:	40%	40
Net income			$8,120	$5,469	$21,813	$12,658
Diluted earnings per share			$0.19	$0.12	$0.51	$0.29
As adjusted for change in estimates:	30%	25
Net income			$6,253	$3,649	$16,239	$7,047
Diluted earnings per share			$0.14	$0.08	$0.38	$0.16
As adjusted for change in estimates:	25%	25
Net income			$5,965	$3,369	$15,382	$6,183
Diluted earnings per share			$0.14	$0.08	$0.36	$0.14

(1)	Effective April 2009

(2)	Prior to April 2009
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
There have been no changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2010.

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
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2010, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $200 million. For the nine months ended September 30, 2010, comprehensive income included $2.6 million, net of applicable income taxes of $1.7 million, related to the fair value of our interest rate swap agreements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures, subject to the limitations as noted below, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
There were no changes in our internal controls over financial reporting that have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion and Analysis of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the condensed consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing Mobile Mini. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 have not materially changed.
ITEM 6. EXHIBITS

Number	Description

10.1†*	Schedules to the ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto.

10.2*	Schedules to the First Amendment to ABL Credit Agreement, dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto.

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 406 of the Securities Act.

*	Filed herewith.

**	Furnished herewith.

***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: November 5, 2010	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer