Form 10-K
period 2010-12-31
MOBILE MINI INC
filed 2011-03-01
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission File Number 1-12804

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0748362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona 85283
(Address of Principal Executive Offices)
(480) 894-6311
(Registrant’s Telephone Number, Including Area Code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Share Purchase Rights	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2010 of the voting stock owned by non-affiliates of the registrant was approximately $578 million.

As of February 18, 2011, there were outstanding 36,787,432 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2010 FORM 10-K ANNUAL REPORT

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

Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These are factors that we think could cause our actual results to differ materially from expected and historical results. Mobile Mini could also be adversely affected by other factors besides those listed. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, factors and risks identified herein.

ii

PART I

ITEM 1.	BUSINESS.

Mobile Mini, Inc.

We are the world’s leading provider of portable storage solutions. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. At December 31, 2010, we operated a network of 121 locations in the United States, Canada, the United Kingdom and The Netherlands. Our portable units provide secure, accessible temporary storage for a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. military, hotels, restaurants, entertainment complexes and households. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies and inventory, temporary offices, construction materials and equipment, documents and records and household goods.

We were founded in 1983 and follow a strategy of focusing on leasing rather than selling our portable storage units. We derive most of our revenues from the leasing of portable storage containers, security offices and mobile offices. Leasing revenues represented approximately 89.2% of total revenues for the year ended December 31, 2010. We believe our leasing strategy is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 35 months;

•	have average monthly lease rates that recoup our current investment on our remanufactured units within an average of 35 months; and

•	have long useful lives exceeding 30 years, relatively low maintenance and high residual values.

Our total lease fleet has grown significantly over the years to approximately 245,500 units at December 31, 2010. We experienced a significant increase in these units in 2008 when we acquired Mobile Storage Group (MSG). In addition to our leasing business, we also sell new and used portable storage containers and security and mobile offices and provide delivery, installation and other ancillary products and services. Our sales represented 10.3% and 10.0% of total revenues for the twelve months ended December 31, 2009 and 2010, respectively.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers that were built according to standards developed by the International Organization for Standardization (ISO), other steel containers, steel offices that we manufacture, and mobile offices. We remanufacture and customize our products by adding our proprietary locking and easy-opening premium door system to our purchased ISO containers and steel security offices. Because they are composed primarily of steel, these assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. We also have wood mobile office units in our lease fleet to complement our core steel portable storage containers and steel security offices. We perform maintenance on our steel containers and offices on a regular basis. Repair and maintenance expense for our fleet has averaged 2.7% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold containers and steel security offices from our lease fleet at an average of 145% of original cost from 1997 through 2010.

Industry Overview

The storage industry includes two principal segments, fixed self-storage and portable storage. The fixed self-storage segment consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage segment. We do offer some non-fixed self-storage in secure containers from our fleet at some of our locations in the U.S. and the U.K.

The portable storage segment in which our business operates differs from the fixed self-storage segment in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to fixed self-storage, the portable storage segment is primarily used by businesses. This segment of the storage industry is highly fragmented and remains primarily local in nature. We believe the portable storage rental market in the U.S. exceeds $1.5 billion in revenue annually. Portable storage solutions include containers, record vaults and van trailer units. Although there are no published estimates of the size of the portable storage segment, we believe portable storage containers are achieving increased storage market share compared to other storage options and that this segment is expanding because of an increasing awareness that only containers provide both ground level access and better protect against damage caused by wind or water than do other portable storage alternatives. As a result, containers can meet the needs of a diverse range of customers. Portable storage units such as ours provide ground level access, higher security and improved aesthetics compared with certain other portable storage alternatives such as van trailers.

Our products also serve the mobile office industry. This industry provides mobile offices and other modular structures and we believe this industry generates approximately $3.0 billion in revenue annually in North America. We offer steel security offices, combination steel office/storage units and mobile offices in varying lengths and widths to serve the various requirements of our customers.

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

Competitive Strengths

Our competitive strengths include the following:

Market Leadership.  At December 31, 2010, we maintained a total lease fleet of approximately 245,500 units and are the largest provider of portable storage solutions in North America and the U.K. We are creating brand awareness and believe the name “Mobile Mini” is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have historically achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers who were previously unaware of the availability of our products to meet their storage requirements.

Superior, Differentiated Products.  We offer the industry’s broadest range of portable storage products, with many features that differentiate our products from those of our competition. We remanufacture used ISO containers and have designed and manufactured our own portable storage units. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufactured provide 40% more usable storage space than the standard eight-foot-wide ISO containers offered by our competitors. The vast majority of our products have our patented locking system and multiple door options, including easy-open door systems. In addition, we offer portable storage units with electrical wiring, shelving and other customized features. This differentiation allows us to charge premium rental rates compared to the rates charged by our competition.

Sales and Marketing Emphasis.  We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong internal growth. We have a dedicated commissioned sales team and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We monitor our salespersons’ effectiveness through our extensive sales call monitoring and sales mentoring and training programs. Our website is an integral part of our sales and marketing approach as well as our advertising online, and in yellow pages and direct-mail media. Our website includes customer focused features such as product video tours, online payment capabilities and online real time sales inquiries, enabling customers to chat live with our salespeople.

National Presence with Local Service.  We have the largest national network of locations for portable storage solutions in the U.S. and the U.K. and believe it would be difficult for our competitors to replicate this network. We have invested significant capital developing a national network of locations that serves most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our branch network both through opening branches in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units and locations necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers. Our network of local branches and operational yards allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that is made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with customers that benefit from access to our wide selection of products that we have available. Additionally, our National Sales Center (NSC) coordinates inbound calls from non-construction customers and oversees outbound marketing campaigns.

Geographic and Customer Diversification.  At December 31, 2010, we operated from 121 locations of which 98 were located in the U.S., three in Canada, 19 in the U.K., and one in The Netherlands. We served approximately 84,500 customers from a wide range of industries in 2010. Our customers include large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. militaries, government agencies, hotels, restaurants, entertainment complexes and households. Our diverse customer base demonstrates the broad applications for our products and our opportunity to create future demand through targeted marketing. In 2010, our largest and our second-largest customers accounted for 2.1% and 1.2% of our leasing revenues, respectively, and our twenty largest customers accounted for approximately 7.5% of our leasing revenues. During 2010, approximately 61.4% of our customers rented a single unit. We believe this diversity also helps us to better weather economic downturns in individual markets and the industries in which our customers operate.

Customer Service Focus.  We believe the portable storage industry is particularly service intensive. Our entire organization is focused on providing high levels of customer service, and we have salespeople both at the national level and at our branch locations to better understand our customer’s needs. We have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, high product quality, differentiated and broad product selection and availability, and competitive lease rates. We conduct training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, we use a Net Promoter Score (NPS) system to measure and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our branches to our corporate headquarters. Our Customer Relationship Management (CRM) system also increases our responsiveness to customer inquiries and enables us to efficiently monitor our sales force’s performance. Approximately 59.4% of our 2010 leasing revenues were derived from repeat customers, which we believe is a result of our superior customer service.

Customized Enterprise Resource Planning (ERP) System.  We have made significant investments in an ERP system supporting our U.S. and U.K. operations. These investments enable us to optimize fleet utilization, control pricing, capture detailed customer data, easily evaluate credit approval while approving it quickly, audit company results reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. In addition, we believe this system gives us a competitive advantage over smaller and less sophisticated local and regional competitors. Our ERP system allows us to carefully monitor, on a real time basis, the size, mix, utilization and lease rates of our lease fleet branch by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.  We focus on growing our core storage leasing business, which accounted for 81% of our fleet at December 31, 2010, because it provides recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America, the U.K. and The Netherlands.

Maintain Strong EBITDA Margins.  One of the tools we use internally to measure our financial performance is EBITDA margins. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. In comparing EBITDA from year to year, we may further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at adjusted EBITDA. We define our EBITDA margins as EBITDA or adjusted EBITDA, divided by our total revenues, expressed as a percentage. We continued to aggressively manage this margin even during the recent downturn in the economic environment. Our objective is to maintain a relatively stable EBITDA margin through adjustments to our cost structure as revenues change.

Generate Strong Internal Growth.  We focus on increasing the number of portable storage units we lease at our existing branches to both new and repeat customers. We have historically generated strong internal growth within our existing markets by implementing our sophisticated sales and marketing programs aimed to increase brand recognition, expand market awareness of the uses of portable storage and differentiate our superior products from our competitors. Through our NSC, we are able to deploy sophisticated marketing campaigns and customer tracking strategies to generate new sales and support local branch operations. Our technology coupled with a hybrid sales strategy allows us to bifurcate our customer base into customers that need a local sales presence and those that can be supported and grown by our centralized NSC sales force. Through the NSC and our hybrid sales strategy we are able to target sales campaigns by specific markets, customer type and seasonal needs as well as adjust pricing simultaneously on a national basis.

Opportunistic Geographic Expansion.  We believe we have attractive geographic expansion opportunities and have identified over 50 additional markets in North America where we believe demand for portable storage containers is underdeveloped. We have developed a proven market strategy that allows us to enter markets by either redeploying existing containers to new markets that can be serviced by nearby full-service branches or by acquiring the lease fleet assets of a small local portable storage business and overlaying our business model onto the new branch. Although we may make opportunistic acquisitions in various markets from time to time, we are currently focused on optimizing our existing markets and entering new markets through greenfield operational yards. From these start-up operational yards we are able to redeploy existing units and deliver product into new markets without the overhead and staffing of a full-service branch. We opened three greenfield locations in 2010.

Continue to Enhance Product Offering.  We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the years we have introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we have also added wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (for example, making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our proprietary designed and manufactured units increase our ability to service our customers’ needs and expand demand for our portable storage solutions.

Products

We provide a broad range of portable storage products to meet our customers’ varying needs. Our products are managed and our customers are serviced by our team at each of our locations, including management, sales personnel and yard facility employees. Some features of our different products are listed below:

•	Remanufactured and Modified Steel Storage Containers. We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are eight feet wide, 8’6” to 9’6” high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers at our locations. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and further customizing them by adding our proprietary easy opening door system and our patented locking system. Modification typically involves splitting some containers into 5-, 10-, 15-, 20- or 25-foot lengths. We have also manufactured portable steel storage containers for our lease fleet and for sale, including our 10-foot-wide containers.

We generally purchase used ISO containers when they are 10 to 12 years old, a time at which their useful life as an ISO shipping container has normally expired according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements that apply in the ISO shipping industry, we have no need for these containers to meet ISO standards. If we need to purchase ISO containers, as we have in the past, we believe we would be able to procure them at competitive prices because of our volume purchasing power.

•	Steel Security Office and Steel Combination Offices. We buy and historically have manufactured steel security office/storage combination and security office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. Our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our European products include canteen units and drying rooms for the construction industry. For customers with space limitations, the office/canteen units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

•	Wood Mobile Offices. We offer wood mobile office units, which range from 8 to 24 feet in width and 20 to 60 feet in length, and which we purchase from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Steel Records Storage Containers. We market proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12 and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our products are a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers & Other — Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other storage products, which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers — Non-Core Storage Units” below. At December 31, 2010, van trailers comprised less than 0.2% of our lease fleet net book value.

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary door locking system. In 2003 and 2006, we were issued United States patents in connection with our Container Guard Lock and our tri-cam locking system design. In 2006, we applied in several countries for patents for improvements or modifications to our tri-cam locking systems. These applications have been approved in Europe and China and are under review in the United States and other countries.

Product Lives and Durability

Our steel portable storage containers, steel security offices, and wood mobile offices have estimated useful lives of 30 years, 30 years, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 55% for our core steel products. Van trailers, which comprised 0.2% of the net book value of our lease fleet at December 31, 2010, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 2.7% of our lease revenues. Repainting the outside of storage units is the most common maintenance item.

We maintain our steel containers on a regular basis by painting them with rust inhibiting paint, removing rust, and occasionally replacing the wooden floor or a rusted panel as they come off rent and are ready to be leased again. This periodic maintenance keeps the container in essentially the same condition as after we initially remanufactured it and is designed to maintain the unit’s value and rental rates comparable to new units.

Approximately 10.0% of our 2010 revenue was derived from sales of our units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Our gross margins typically increase for containers that have been in our lease fleet for greater lengths of time prior to sale, because although these units have been depreciated based upon a 30 year useful life and 55% residual value (1.5% per year), in most cases a unit’s fair market value may not decline by nearly that amount due to the nature of the assets and our maintenance policy.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2010 based on the length of time in the lease fleet.

				Sales	Sales
				Revenue as a	Revenue as a
	Number of	Sales	Original	Percentage of	Percentage of
	Units Sold	Revenue	Cost(1)	Original Cost	Net Book Value
	(Dollars in thousands)

Sales fleet(2)	39,597	$127,012	$84,166	151%	151%
Lease fleet, by period held before sale:
Less than 5 years	35,908	$108,284	$74,736	145%	151%
5 to 10 years	5,344	$24,090	$16,585	145%	161%
10 to 15 years	1,455	$6,009	$4,282	140%	166%
15 to 20 years	279	$884	$654	135%	171%
20+ years	35	$111	$90	124%	162%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our branch when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location where the unit is first placed into service.

(2)	Includes sales of raw ISO containers.

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in April 2010 by AccuVal Associates, Incorporated. Based on this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of December 31, 2010, is approximately $818.5 million.

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

		Age of Containers
		(By Number of Years in Our Lease Fleet)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar

Type 1	Number of units	7,959	1,724	1,890	204	5	11,782
	Average monthly rent	$63.08	$84.01	$85.48	$83.13	$79.08	$70.09
Type 2	Number of units	940	818	438	113	5	2,314
	Average monthly rent	$83.47	$85.75	$86.76	$84.45	$83.63	$84.95
Type 3	Number of units	16,176	2,493	1,512	587	60	20,828
	Average monthly rent	$67.25	$82.51	$84.59	$86.07	$87.82	$70.92
Type 4	Number of units	207	240	391	94	6	938
	Average monthly rent	$97.18	$106.75	$109.10	$103.70	$95.29	$105.24
Type 5	Number of units	550	290	688	27	—	1,555
	Average monthly rent	$105.01	$115.83	$124.18	$118.04	$—	$115.74
Type 6	Number of units	3,268	2,971	1,550	216	12	8,017
	Average monthly rent	$123.67	$123.61	$131.22	$127.11	$136.41	$125.22
Type 7	Number of units	11,583	5,918	1,436	93	12	19,042
	Average monthly rent	$110.21	$111.69	$122.04	$127.83	$128.56	$111.66
Type 8	Number of units	269	270	302	41	5	887
	Average monthly rent	$165.76	$162.48	$166.60	$158.62	$185.03	$164.83

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

In 2009, some of the steel containers in our lease fleet were older than the 25 year originally assigned useful life. In April 2009, we evaluated our depreciation policy on steel units and changed their estimated useful life to 30 years with an estimated residual value of 55%, which effectively results in continual depreciation on these units at the same annual rate of book value as our previous depreciation policy of 25 year life and 62.5% residual value. This change had an immaterial impact on our consolidated financial statements at the date of the change in estimate.

Our depreciation policy for our lease fleet uses the straight-line method over the units’ estimated useful life, after the date we put the unit in service, and the units are depreciated down to their estimated residual values.

Steel Storage, Steel Security Office and Steel Combination Offices.  Our steel products are our core leasing units and include portable storage units, whether manufactured or remanufactured ISO containers, steel security office and office/storage combination units. Our steel units are depreciated over 30 years with an estimated residual value of 55%.

Wood Mobile Offices.  Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year), which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2010, all of our wood mobile offices were less than eleven years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last ten years.

The operating margins on mobile offices are lower than the margins on steel containers. However, mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. These returns add to our overall profitability and operating margins.

Van Trailers and Other — Non-Core Storage Units.  At December 31, 2010, van trailers made up less than 0.2% of the net book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over 7 years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Depending on fleet utilization, we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we remanufacture and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Due to the number of units acquired in the MSG transaction and the current economic environment, we do not anticipate needing to purchase or acquire containers or offices to remanufacture or customize until our fleet utilization returns to historic levels. Our initial cost basis of an ISO container includes the purchase price from the seller, the cost of remanufacturing, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage and installing new doors, seals and a locking system. Additional modifications may involve the splitting of a unit to create several smaller units and adding customized features. The restoration and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes add custom features. In addition, we also sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively maintained the net book value of our lease fleet at $1.1 billion at December 31, 2009, and $1.0 billion at December 31, 2010:

	Dollars	Units
	(In thousands)

Lease fleet at December 31, 2009, net	$1,055,328	257,208
Purchases:
Container purchases including freight	263	93
Manufactured units:
Steel security offices	1,465	63
Wood mobile offices	20	1
Remanufacturing and customization of units purchased or obtained in prior years	12,969 (1)	612 (2)
Other(3)	824	(29)
Cost of sales from lease fleet	(18,881)	(12,449)
Effect of exchange rate changes	(2,945)
Change in accumulated depreciation, excluding sales	(20,640)

Lease fleet at December 31, 2010, net	$1,028,403	245,499

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to lease fleet.

(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2010:

			Percentage of
	Lease Fleet	Number of Units	Units
	(In thousands)

Steel storage containers	$612,214	198,584	81%
Offices	529,892	41,553	17%
Van trailers	3,762	5,362	2%
Other (chassis and ancillary products)	2,491

	1,148,359
Accumulated depreciation	(119,956)

	$1,028,403	245,499	100%

Branch Operations

Our senior management analyzes and manages the business as one business segment and our operations across all branches concentrate on the same core business of leasing and selling products that are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our one business segment into smaller management areas we call divisions, regions and branches. Each of our branches generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Further financial information by geography is provided in Note 16 to the Consolidated Financial Statements appearing in Item 8 of this report.

In the U.S. particularly, we locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide on-site storage of units under lease at the branch.

At December 31, 2010, we operated 121 locations of which 98 were located in the U.S., three in Canada, 19 in the U.K., and one in The Netherlands. We currently have 67 branches in the U.S., one branch in Canada, 17 branches in the U.K. and one branch in The Netherlands. Additionally, we have properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. These operational yards do not have branch managers or sales people, but typically have a dispatcher and drivers assigned to them. Likewise, in order to enter new markets we will open new operational yards that can be serviced by nearby full-service branches.

Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Many branch managers also oversee operational yards that reside within their geographic area. Branch managers report to regional managers who each generally oversee multiple branches. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in Europe). Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional managers and branch managers.

Each branch has its own dedicated sales staff and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Some of our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our other branches perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements.

Sales and Marketing

We implemented a hybrid sales model consisting of a dedicated sales staff at all of our branch locations as well as at our NSC. Our local sales staff builds and strengthens relationships with local customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. Our NSC handles inbound calls from new customers and leads sales campaigns to existing customers not serviced by branch sales personnel. In addition, the NSC initiates outbound marketing calls to solicit new customers. Our sales staff at the NSC work with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, national sales center and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

Our sales people handle all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and by initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our ERP system and our customer relationship management software and tools. This enables the sales team to share leads and other information and permits management to monitor and review sales and leasing productivity on a branch-by-branch basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales employees are compensated largely on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 1,100 U.S. customers and 60 European customers currently participate in our National Account Program. We also provide our national account customers with service guarantees, which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We focus an increasing portion of our marketing expenditures on internet-based initiatives with web-based products and services for both existing customers and potential customers. We also advertise our products in the yellow pages and have historically used a targeted direct mail program which described our products and features and highlighted the advantages of portable storage.

Customers

During 2010, approximately 84,500 customers leased our portable storage products. Our customer base is diverse and consists of businesses in a broad range of industries. In 2010, our largest and second largest customers accounted for 2.1% and 1.2% of our leasing revenues, respectively, and our 20 largest customers accounted for approximately 7.5% of our leasing revenues. During 2010, approximately 61.4% of our customers rented a single unit.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit Standard Industrial Classification (SIC) manual published by the U.S. Bureau of the Census.

We target customers who can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2010:

	Approximate
	Percentage of	Representative
Business	Units on Lease	Customers	Typical Application

Consumer service
and retail businesses	34.2%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, supplies, record storage and seasonal needs
Construction	30.5%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Industrial and commercial	19.4%	Distributors, trucking and utility companies, finance and insurance companies, real estate brokers and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Government and institutions	10.9%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Consumers	5.0%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location

Remanufacturing

We continue to remanufacture used ISO containers by adding our proprietary locking and easy-opening door systems at some of our branch locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoration operations. We typically buy these raw materials on a purchase order basis as we do not have long-term contracts with vendors for the supply of any raw materials. Historically, we built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufactured used ISO containers at our Maricopa, Arizona facility. After integrating the assets and operations we acquired in the MSG acquisition, we leveraged our combined fleet and restructured our manufacturing operations, reducing overhead and capital expenditures for our lease fleet. We accomplished this primarily by reducing our work force at our Maricopa, Arizona manufacturing facility in December 2008 by approximately 90%, in addition to reducing manufacturing and remanufacturing staff at other locations. Additionally, we essentially halted new production activities other than completing existing work in process assignments. For the near future, we expect our Maricopa, Arizona facility, with a limited staff, will predominately be used for building custom units, maintenance on our existing fleet and storage for excess lease fleet units.

Vehicles

At December 31, 2010, we had a fleet of 728 delivery trucks, of which 608 were owned and 120 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning and Customer Relationship Management Systems

We operate a highly customized ERP and CRM system through which key operational and financial information is made available on a daily basis. Our management team uses this information to monitor closely current business activities. We also use the customized ERP system to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and to allow international growth by using the same ERP system throughout the company. The ERP, CRM and all our other systems are available throughout our branch network through a high performance global network. Our Tempe, Arizona corporate headquarters and each branch can enter data into the system and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the ERP system daily at the branch level and verified through physical inventories by branch or corporate employees. Salespeople also use the CRM system to track customer leads and other sales data, including information about current and prospective customers. Members of our management team can access all of these systems and databases throughout each day at all of our locations or remotely. Our ERP system is comprised of third-party licensed software and a number of proprietary custom enhancements. We have made significant investments in our ERP and CRM systems over the years, and we intend to continue such investments to further optimize the features of these systems for both our North American and European operations.

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception. However, if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2010, our steel storage containers initially have an average intended term of approximately 7 months at inception, however the average duration for these leases that have fulfilled their term agreement was 35 months to date. Our security, security/storage and mobile offices typically have an average intended lease term of approximately nine months. The average duration of all office leases that have fulfilled their term agreement was 24 months in 2010. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances. This provides us with an additional source of recurring revenue. Any customer’s possessions stored within a portable storage unit are typically the responsibility of that customer.

Competition

We face competition from several local and regional companies, as well as from national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Williams Scotsman, Elliot Hire, PODS, Pac-Van, 1-800-PACK-RAT, LLC, Haulaway Storage Containers, Inc., Moveable Cubicle, Speedy Hire, and a number of other national, regional and local competitors. In the mobile office business, we typically compete with ModSpace, Williams Scotsman, McGrath RentCorp and other national, regional and local companies.

Employees

As of December 31, 2010, we employed approximately 1,458 full-time employees in the following major categories:

Management	153
Administrative	308
Sales and marketing	278
Manufacturing and mechanics	82
Drivers, dispatch and yard	637

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of each year.

Access to Information

Our internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our web site. Information contained on our web site is not part of this Annual Report.

ITEM 1A.	RISK FACTORS

A continued economic slowdown, particularly in the non-residential construction sector of the economy, could reduce demand from some of our customers, which could negatively impact our financial results.

The recent recession has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for portable storage and mobile offices. These events have also caused substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector. These events could continue to impact our business in a variety of ways, including:

•	reduction in consumer and business spending, which would result in a reduction in demand for our products;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and

•	an increase in counterparty risk.

Additionally, at the end of 2009 and 2010, customers in the construction industry, primarily in non-residential construction, accounted for approximately 28% and 31%, respectively, of our leased units. If the current economic slowdown in the non-residential construction sector continues, we may continue to experience less demand for leases and sales of our products. Because most of the cost of our leasing business is either fixed or semi- variable, our margins will contract if revenue continues to fall without similar changes in expenses, which may be difficult to achieve, and which ultimately may result in having a material adverse effect on our financial condition.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may impact customers.

We have responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy is designed to meet customer needs and drive revenue growth but differs from our historic sales structure. The extent to which these strategies will achieve the desired goals and efficiencies in 2011 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control.

Even if we carry out these measures in the manner we currently expect, we may not achieve the improvements or efficiencies we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability or margins.

Additionally, these strategies may have adverse consequences if our cost cutting and operational changes are deemed by customers to adversely impact product quality or service levels.

Global capital and credit markets conditions could have an adverse effect on our ability to access the capital and credit markets, including via our credit facility.

In 2009, due to the disruptions in the global credit markets, liquidity in the debt markets was materially impacted, making financing terms for borrowers less attractive or, in some cases, unavailable altogether. Renewed disruptions in the global credit markets or the failure of additional lending institutions could result in the unavailability of certain types of debt financing, including access to revolving lines of credit.

We monitor the financial strength of our larger customers, derivative counterparties, lenders and insurance carriers on a periodic basis using publicly available information in order to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately service our needs. While we engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed, the current credit market conditions could eventually increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facility, which could have an adverse effect on our business, financial condition and results of operations.

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

The portable storage and mobile office industries are highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are and have lower fixed costs and may be better able to withstand adverse market conditions within the industry. Additionally, some of our competitors currently offer products outside of our core container offerings but may have better brand recognition in their current end customer segments. If these competitors use their brand awareness to enter our product offerings, customers may choose these competitors’ products over ours and we could lose business. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, and the price, size, and attractiveness of our rental units. Our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2010, we had the following outstanding issuances of senior notes (i) $150.0 million in aggregate principal amount of 6.875% senior notes due 2015; (ii) $200.0 million in aggregate principal amount of 7.785% senior notes due 2020; and (iii) $22.3 million of outstanding notes under a previous issuance of $200.0 million in aggregate principal amount of 9.75% senior notes due 2014, which were originally issued by MSG and assumed by us in connection with our acquisition of MSG in June 2008. In January 2011, the remaining outstanding amount of the 9.75% senior notes due 2014 was redeemed and ceased to be outstanding. Additionally, we have entered into an ABL Credit Agreement under which we may borrow up to $850.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. All amounts outstanding under the ABL Credit Agreement are due on June 27, 2013. At December 31, 2010, we had approximately $771.4 million of indebtedness. Our substantial indebtedness could have adverse consequences. For example, it could:

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

The indentures governing our 6.875% senior notes and 7.785% senior notes, contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100 million in borrowing availability.

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

The amount we can borrow under our revolving credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines under appraisals our lenders receive, the amount we can borrow will similarly decline. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our lease fleet. We would be in breach of certain of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.

Disruptions in our information technology systems (including our phone system) could limit our ability to effectively operate, monitor and control our operations and adversely affect our operating results.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. We rely on a sophisticated phone and data network to communicate with customers and within our branch system. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our financial condition or operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other potential material adverse effects on our results of operations.

As Department of Transportation regulations increase, our operations could be negatively impacted and competition for qualified drivers could increase and result in increased labor costs.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation, or DOT. Our company drivers also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment.

For example, in December 2010, CSA 2010, a new enforcement and compliance model implementing driver standards in addition to our current standards, was launched. CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Under CSA 2010, drivers and fleets will be evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could result in increased compensation costs.

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

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not enable us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune time, or the proceeds that we realize may not be adequate to meet debt service obligations when due.

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

We derived approximately 15.6% of our total revenues in 2010 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize on a consolidated basis from our U.K. business. We cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K.

operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2010, we had $511.4 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

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

As needed, we purchase, remanufacture and modify used ISO containers in order to expand our lease fleet. If used ISO container prices increase substantially, we may not be able to manufacture enough new units to grow our fleet. These price increases also could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. These events would cause our revenues and our earnings to decline.

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

In connection with expansion outside of the U.S., we face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe depends, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth, in Europe and elsewhere, and lead to increased administrative costs.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own several properties in the U.S., including our facility in Maricopa, Arizona, approximately 30 miles south of Phoenix. In the U.K., we own two locations. We lease all of our other locations. All of our major leased properties have remaining lease terms of between 1 and 15 years and we believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our branch locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be 1 to 16 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

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

We lease our corporate and administrative offices in Tempe, Arizona. These offices occupy approximately 55,000 square feet of office space, including our NSC. The lease term expires in December 2014. Our European headquarters is located in Stockton-on-Tees, United Kingdom where we lease approximately 10,000 square feet of office space. The term of this lease expires in July 2017.

ITEM 3.	LEGAL PROCEEDINGS.

We are party from time to time to various claims and lawsuits that arise in the ordinary course of business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

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

	2009		2010
	High	Low	High	Low

Quarter ended March 31,	$15.79	$8.26	$15.92	$12.95
Quarter ended June 30,	$15.18	$11.02	$18.21	$14.69
Quarter ended September 30,	$18.25	$13.85	$17.69	$14.14
Quarter ended December 31,	$17.96	$13.77	$20.35	$14.83

We had 80 holders of record of our common stock on February 17, 2011, and we estimate that we have more than 3,700 beneficial holders of our common stock.

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business. Further, our revolving credit agreement restricts our ability to pay dividends or other distributions on our common stock.

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

These outstanding shares of preferred stock are convertible into an aggregate of 8.2 million shares of our common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into our common stock if, after the first anniversary of the issuance thereof, our common stock trades above $23.00 per share for a period of 30 consecutive days. For additional information, see “Notes to Consolidated Financial Statements — Equity and Debt Issuances”.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act of 1933(the Securities Act), as amended, or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ Composite Index if $100 were invested in our common stock and each index on December 31, 2005.

STOCK PERFORMANCE GRAPH
Mobile Mini, Inc.
At December 31, 2010

Total Return* Performance

	Period Ended December 31,
Index	2005	2006	2007	2008	2009	2010
Mobile Mini, Inc.	$100.00	$113.67	$78.23	$60.84	$59.45	$83.08

Standard & Poor’s SmallCap 600	$100.00	$115.12	$114.78	$79.11	$99.34	$125.48

NASDAQ Stock Market Index (U.S.)	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior-period amounts in the selected financial data tables have been reclassified to conform to the current financial presentation. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share and operating data)

Consolidated Statements of Income Data:
Revenues:
Leasing	$245,105	$284,638	$371,560	$333,521	$295,034
Sales	26,824	31,644	41,267	38,605	33,156
Other	1,434	2,020	2,577	2,335	2,567

Total revenues	273,363	318,302	415,404	374,461	330,757

Costs and expenses:
Cost of sales	17,186	21,651	28,044	25,795	21,997
Leasing, selling and general expenses	139,906	166,994	212,335	192,861	179,121
Integration, merger and restructuring expenses	—	—	24,427	11,305	4,014
Goodwill impairment	—	—	13,667	—	—
Depreciation and amortization	16,741	21,149	31,767	39,082	35,686

Total costs and expenses	173,833	209,794	310,240	269,043	240,818

Income from operations	99,530	108,508	105,164	105,418	89,939
Other income (expense):
Interest income	437	101	135	29	1
Interest expense	(23,681)	(24,906)	(48,146)	(59,504)	(56,430)
Debt restructuring/extinguishment expense	(6,425)	(11,224)	—	—	(11,024)
Deferred financing costs write-off	—	—	—	—	(525)
Foreign currency exchange gains (loss)	66	107	(112)	(88)	(9)

Income before provision for income taxes	69,927	72,586	57,041	45,855	21,952
Provision for income taxes	27,151	28,410	28,000	18,057	8,443

Net income	42,776	44,176	29,041	27,798	13,509
Earnings allocable to preferred stockholders	—	—	(2,739)	(5,431)	(2,550)

Net income available to common stockholders	$42,776	$44,176	$26,302	$22,367	$10,959

Earnings per share:
Basic	$1.25	$1.24	$0.77	$0.65	$0.31

Diluted	$1.21	$1.22	$0.75	$0.64	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	34,243	35,489	34,155	34,597	35,196
Diluted	35,425	36,296	38,875	43,252	43,829
Other Data:
EBITDA(1)	$116,774	$129,865	$136,954	$144,441	$125,617
Net cash provided by operating activities	81,871	100,225	98,518	86,770	60,805
Net cash (used in) provided by investing activities	(192,763)	(138,682)	(97,913)	3,048	5,351
Net cash provided by (used in) financing activities	111,979	39,501	(6,689)	(82,999)	(67,731)
Operating Data:
Number of branches (at year end)	62	66	94	91	86
Lease fleet units (at year end)	149,615	160,116	273,748	257,208	245,499
Lease fleet covenant utilization (annual average)	82.7%	79.6%	75.0%	59.2%	53.4%
Lease revenue growth (reduction) from prior year	30.0%	16.1%	30.5%	(10.2)%	(11.5)%
Operating margin	36.4%	34.1%	25.3%	28.1%	27.2%
Net income margin	15.6%	13.9%	7.0%	7.4%	4.1%
EBITDA margin(3)	42.7%	40.8%	33.0%	38.6%	38.0%

	At December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Consolidated Balance Sheet Data:
Lease fleet, net	$697,439	$802,923	$1,078,156	$1,055,328	$1,028,403
Total assets	900,030	1,028,851	1,798,857	1,754,039	1,716,317
Total debt	302,045	387,989	907,206	824,246	771,402
Convertible preferred stock, at liquidation preference values	—	—	153,990	147,427	147,427
Stockholders’ equity	442,004	457,890	495,228	547,624	569,038

Reconciliations of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

EBITDA(1)	$116,774	$129,865	$136,954	$144,441	$125,617
Interest paid	(24,770)	(27,896)	(33,032)	(54,817)	(56,582)
Income and franchise taxes paid	(733)	(797)	(667)	(1,055)	(823)
Provision for restructuring charge	—	—	5,626	—	—
Goodwill impairment	—	—	13,667	—	—
Share-based compensation expense	3,066	4,028	5,656	5,782	6,292
Gain on sale of lease fleet units	(4,922)	(5,560)	(9,849)	(11,661)	(10,045)
Loss on disposal of property, plant and equipment	454	203	567	52	34
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(6,580)	(2,119)	2,201	21,327	(2,077)
Inventories	628	(610)	7,655	3,691	2,506
Deposits and prepaid expenses	(1,446)	(1,754)	177	3,412	1,486
Other assets and intangibles	(4)	318	105	(845)	(873)
Accounts payable and accrued liabilities	(596)	4,547	(30,542)	(23,557)	(4,730)

Net cash provided by operating activities	$81,871	$100,225	$98,518	$86,770	$60,805

Reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands except percentages)

Net income	$42,776	$44,176	$29,041	$27,798	$13,509
Interest expense	23,681	24,906	48,146	59,504	56,430
Income taxes	27,151	28,410	28,000	18,057	8,443
Depreciation and amortization	16,741	21,149	31,767	39,082	35,686
Debt restructuring/extinguishment expense	6,425	11,224	—	—	11,024
Deferred financing costs write-off	—	—	—	—	525

EBITDA(1)	116,774	129,865	136,954	144,441	125,617
Integration, merger and restructuring expenses(4)	—	—	24,427	11,305	4,014
Goodwill impairment(5)	—	—	13,667	—	—
Class action settlement, other(6)	—	—	—	835	275

Adjusted EBITDA(2)	$116,774	$129,865	$175,048	$156,581	$129,906

EBITDA margin(3)	42.7%	40.8%	33.0%	38.6%	38.0%

Adjusted EBITDA margin(3)	42.7%	40.8%	42.1%	41.8%	39.3%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the facility’s applicable interest rate in effect at the end of each measurement period.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the U.S. or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:

•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — because we operate in jurisdictions subject to income taxation, income tax expense is a necessary element of our costs to operate.

•	Depreciation and amortization — because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring or extinguishment expense — debt restructuring and extinguishment expenses are not deducted in our various calculations made under our credit agreements and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

(2)	Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period over period results without regard to transactions that potentially distort the performance of our core business operating results.

(3)	EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin in the selected financial data under “Operating Data” so as not to imply that more emphasis be placed on this measure than the corresponding GAAP measure.

(4)	Integration, merger and restructuring expenses represent costs we incurred in connection with the MSG acquisition and the expenses in connection with the continued restructuring of our manufacturing operations as a result of the MSG acquisition.

(5)	Goodwill impairment represents a non-cash charge for a portion of our goodwill relating to our United Kingdom and The Netherlands operations.

(6)	Class action settlement expense represents costs incurred and the estimated settlement cost of a purported class action lawsuit that was settled in order to avoid the uncertainties and cost of continued litigation representing $0.7 million and $0.1 million in 2009 and 2010, respectively and other represents one-time expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion takes into consideration our acquisition of Mobile Storage Group, Inc. (MSG) on June 27, 2008. The operations of MSG are included in our operating results for only six months of the twelve months ended December 31, 2008. Additionally, in 2008, the results of operations include four other acquisitions (beyond MSG) we completed during 2008. There were no acquisitions consummated in either 2009 or 2010.

Executive Summary

Although fiscal 2010 was a challenging year for us globally with the prolonged weakened economy still impacting businesses and consumers, we were proactive on the cost side of our business and saw signs of positive growth in the last half of 2010. Despite our total revenue declining approximately 11.7% from the 2009 level, we continued to take essential actions to keep our business right-sized, primarily by further reducing payroll costs where possible and by other effective cost management measures allowing us to maintain a strong adjusted EBITDA margin of 39.3%. We were cash flow positive (excluding the MSG Merger) for the third consecutive year as we have continued to manage our operations and capital expenditures and have used this positive cash flow to pay down debt of approximately $160.0 million since June 30, 2008.

We began to see signs of recovery beginning in the second quarter and we also continued to enact selective price increases focusing on customers that had units out on rent for an extended period of time and to date, have observed no measurable difference in the attrition rates for these customers. By the fourth quarter of 2010, our level of business had finally ceased to decline on a year over year basis.

We continue to invest in our business with the adoption of a hybrid sales model incorporating a local as well as centralized component, with both groups incentivized on the basis of performance. The salespeople at the branches primarily focus on construction customers who tend to be large multi-unit customers that benefit from local service, while those in our NSC in Tempe, Arizona are targeting the balance of our customers who are generally single unit customers. We also implemented a similar program in Europe in 2010.

In late 2008, we restructured our manufacturing operations to reduce costs and implemented two rounds of company-wide reductions in addition to other headcount reductions, which together resulted in cost savings that continued throughout 2010. We continue to monitor activity levels through a variety of metrics we use to determine the optimal efficiencies for our drivers, dispatchers, managers, salespeople and corporate staff needed in the changing business environment without negatively impacting customer service and sales activity levels.

In 2009, we identified certain branch operations that we converted to operational yards, which operate at a significantly lower cost structure than traditional branches, and in 2010, we opened three new greenfield locations as operational yards to redeploy fleet and increase revenue while maintaining that same level of efficiency. We monitor the effectiveness of our branches and where possible, we will continue to migrate some of our branches to these lower cost operational yards in the future.

In August 2010, we amended our revolving credit facility to reduce the line by $50.0 million to $850.0 million, which reduces our ongoing unused line fees. This amendment also allows a permitted refinancing of our senior notes as well as restricted payments and acquisitions to occur without financial covenant restrictions provided we have $250.0 million in pro forma excess borrowing availability. Following this amendment, in November 2010 we completed an offering of $200.0 million principal amount of 7.875% senior notes due 2020 and redeemed $170.6 million principal amount of 9.75% senior notes due 2014. We redeemed the balance of the 9.75% senior notes due 2014 ($22.3 million) in January 2011. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below $100.0 million in borrowing availability.

We believe these continued efforts, coupled with managing working capital and controls over capital expenditures will allow us to generate free cash flow in 2011 and to continue paying down debt, which remains a top management priority. We have reduced borrowings under our asset based revolving credit facility from $473.7 million at December 31, 2009 to $396.9 million at December 31, 2010, leaving us with $385.9 million of unused borrowing capacity under our facility.

As we continue to seek alternative methods to reduce expenses we are at the same time focusing on sales growth to our core customers and continue our sophisticated sales campaign strategies at our NSC and branches. We accomplish this in part through increasing salesperson accountability through our disciplined sales processes which we believe has traditionally given us a significant competitive advantage.

General

We are the world’s leading provider of portable storage solutions, through a total lease fleet of approximately 245,500 units at December 31, 2010. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.

We derive most of our revenues from leasing of portable storage containers, security offices and mobile offices. In addition to our leasing business, we also sell portable storage containers and occasionally sell security and mobile office units. We also sell non-core assets, in particular van trailers and timber units, when the opportunity arises. Our sales revenues represented 10.0% of total revenues in 2010.

On June 27, 2008, we acquired the outstanding shares of MSG and MSG became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” or “the MSG acquisition” throughout this Annual Report. The MSG acquisition was the largest acquisition we have completed and it increased the scope of our operations in both the U.S. and the U.K. Our consolidated statements of income for the periods reported include certain estimated expenses expected or incurred related to integration of the business acquired in the MSG acquisition and restructuring charges related to restructuring of our manufacturing operations as a result of the MSG acquisition.

Prior to acquiring MSG, we grew both organically and through smaller acquisitions, which we used to gain a presence in new markets. Traditionally, we enter new markets through the acquisition of the business of a smaller local competitor and then implement our business model, which is usually more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are currently entering new markets through greenfield locations by migrating idle fleet to new low-cost operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch which should have a comparatively positive effect on margins.

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

The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented approximately 31% and 28% of our leased units at December 31, 2010 and December 31, 2009, respectively, and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although the construction business has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increase in 2010.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goals are to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.

We are a capital-intensive business, so in addition to focusing on earnings per share, we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. For 2008, 2009 and 2010, adjusted EBITDA excludes the integration, merger and restructuring expenses related to the MSG acquisition, the reduction and restructuring of our manufacturing operations and other one-time expenses. In addition, 2008 excludes the impairment charge to goodwill.

In managing our business, we measure our EBITDA margins from year to year based on the size of the branch. We define this margin as EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new branch or operational yard, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales team and developing our marketing and advertising programs. A new location will have lower EBITDA margins in its early years until the branch increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch will be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are: (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ISO containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include among other expenses, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 2.7% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

During the last five fiscal years, our annual utilization levels averaged 67.3% and ranged from a low of 53.4% in 2010 to a high of 82.7% in 2006. The average lease fleet utilization was 53.4% and 59.2% for 2010 and 2009, respectively. Historically, our average utilization has been somewhat seasonal with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2006	2007	2008	2009	2010

Revenues:
Leasing	89.7%	89.4%	89.5%	89.1%	89.2%
Sales	9.8	9.9	9.9	10.3	10.0
Other	0.5	0.7	0.6	0.6	0.8

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	6.3	6.8	6.8	6.9	6.6
Leasing, selling and general expenses	51.2	52.5	51.1	51.5	54.2
Integration, merger and restructuring expenses	—	—	5.9	3.0	1.2
Goodwill impairment	—	—	3.3	—	—
Depreciation and amortization	6.1	6.6	7.6	10.5	10.8

Total costs and expenses	63.6	65.9	74.7	71.9	72.8

Income from operations	36.4	34.1	25.3	28.1	27.2
Other income (expense):
Interest income	0.2	—	—	—	—
Interest expense	(8.7)	(7.8)	(11.6)	(15.9)	(17.1)
Debt extinguishment/restructuring expense	(2.4)	(3.5)	—	—	(3.3)
Deferred financing costs write-off	—	—	—	—	(0.2)
Foreign currency exchange	—	—	—	—	—

Income before provision for income taxes	25.5	22.8	13.7	12.2	6.6
Provision for income taxes	9.9	8.9	6.7	4.8	2.5

Net income	15.6%	13.9%	7.0%	7.4%	4.1%

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Total revenues in 2010 decreased $43.7 million, or 11.7%, to $330.8 million from $374.5 million in 2009. Leasing, our primary revenue focus, accounted for approximately 89.2% of total revenues during 2010. Leasing revenues in 2010 decreased $38.5 million, or 11.5%, to $295.0 million from $333.5 million in 2009. This decrease in leasing revenues resulted from a 14.4% decrease in the average number of units on lease, partially offset by a 3.4% increase in yield. Yield was primarily driven by higher trucking and ancillary revenues, while the average rental rate per unit remained virtually unchanged. In 2010, decline in both leasing and sales revenues was primarily the result of a reduction in business activity including non-residential construction activity and the weakness in the global economy. Our leasing revenue decline in 2010 over the same period in the prior year was 21.6%, 13.6%, 7.9% and 1.5% for the first, second, third and fourth quarters, respectively, as the year over year decline in our business leveled off by the time the year ended. Our revenues from the sale of units decreased $5.4 million, or 14.1%, to $33.2 million in 2010 from $38.6 million in 2009. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.8% and 0.6% of total revenues in 2010 and 2009, respectively.

Cost of sales relate to our sales revenue and as a percentage of sales revenue decreased slightly to 66.3% in 2010 from 66.8% in 2009. The gross profit margin on sales improved 0.5% in 2010 over 2009 levels.

Leasing, selling and general expenses decreased $13.8 million, or 7.1%, to $179.1 million in 2010 from $192.9 million in 2009. Leasing, selling and general expenses, as a percentage of total revenues, were 54.2% and 51.5% in 2010 and 2009, respectively. This slight increase as a percentage of revenues is due to our fixed costs in a declining revenue environment and was partially offset by variable cost saving reductions achieved by the cost cutting measures we implemented in response to the reduced revenue levels, primarily payroll related reductions and migrating a number of our branches to operational yards. These operational yards do not have all the personnel and overhead expenses associated with a fully staffed branch. The major decreases in leasing, selling and general expenses for 2010 were (1) payroll and related payroll costs, which decreased by $9.2 million primarily due to reductions in our workforce and the decrease in commission expense resulting from the lower revenues levels; (2) insurance expense, which decreased $3.6 million due to improved safety programs and general reductions in premiums; and (3) advertising costs, which decreased $2.0 million as we moved further away from printed advertising campaigns. Delivery and freight costs, including fuel, increased $4.1 million, and were related to an increase in pick up and delivery activity of units by our drivers or third-party vendors, many which were wood modular offices that command higher delivery rates than regular containers. Repairs and maintenance expenses, increased $2.2 million, and includes the costs of repairing and maintaining our lease fleet as well as our delivery equipment, primarily our trucks, trailers and forklifts. Fixed costs for building and land leases for our locations, including real property taxes, increased $1.1 million, primarily due to contractual rate increases, lease renewals, additional acreage, new greenfield locations, and property tax increases.

Integration, merger and restructuring expenses for 2010 were $4.0 million as compared to $11.3 million in 2009. These costs primarily represent costs related to reductions in our workforce.

Adjusted EBITDA decreased $26.7 million, or 17.0%, to $129.9 million, as compared to $156.6 million for the same period in 2009 and adjusted EBITDA margins were 39.3% and 41.8% of total revenues for 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting measures.

Depreciation and amortization expenses decreased $3.4 million, or 8.7%, to $35.7 million in 2010 from $39.1 million in 2009. The lower depreciation and amortization expense is primarily due to reduced amortization expense of intangible assets, primarily due to customer relationships that are amortized on an accelerated basis, and reduced depreciation expense related to property plant and equipment, primarily due to lower levels of that equipment. Depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet, and the customized ERP, CRM and other software systems to enhance our reporting environment. It also includes wood modular offices which have a higher depreciation rate than our steel units. Depreciation and amortization expense also includes the amortization of customer relationships and trade name valuation that were associated with the Merger. Since December 31, 2009, our lease fleet cost basis for depreciation decreased $8.3 million. See “Critical Accounting Policies, Estimates and Judgments” within this Item 7.

Interest expense decreased $3.1 million, or 5.2%, to $56.4 million in 2010 from $59.5 million in 2009. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2010 compared to 2009, principally due to the use of operating cash flow to reduce our debt over the past year. Our average annual debt outstanding decreased $85.7 million, or 9.7%, compared to the same period last year. Additionally, we redeemed $6.0 million of our MSG Notes in the first quarter of 2010 and replaced $171.6 million of the 9.75% Notes with 7.875% Notes in the fourth quarter of 2010. Although we continue to reduce outstanding debt, the shift between our floating rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates as compared to the same period for 2009. The monthly weighted average interest rate on our debt was 6.5% for 2010 compared to 6.2% for 2009, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the monthly weighted average interest rate was 7.1% in 2010 and 6.8% in 2009.

Debt restructuring expense in 2010 of $11.0 million relates to the redemption of $170.6 million of our MSG Notes and represents the early tender offer and related consent premiums and the write-off of remaining unamortized acquisition date discount related to the notes redeemed. See “Liquidity and Capital Resources — Senior Notes”.

Deferred financing costs write-off in 2010 of $0.5 million represents that portion of deferred financing costs associated with the $50.0 million Company elected reduction in the ABL Agreement. See “Liquidity and Capital Resources — Revolving Credit Facility”.

Provision for income taxes was based on an annual effective tax rate of 38.5% for 2010 as compared to an annual effective tax rate of 39.4% for 2009. The 0.9% decrease is primarily due to a reduction in the U.K. corporate tax rate as well as the continued strengthening of our U.K. operations and their corresponding increased contribution to the consolidated net income. Our 2010 consolidated tax provision is based upon the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. At December 31, 2010, we had a federal net operating loss carryforward of approximately $301.6 million, which expires if unused from 2012 to 2030. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2010 was $13.5 million, as compared to $27.8 million in 2009. The 2010 year was negatively affected by expenses of $11.5 million ($7.1 million after tax), related to the redemption of the MSG Notes and the reduction in the ABL Agreement, both discussed above. In addition, the 2010 year was negatively affected by expenses of $4.0 million ($2.5 million after tax), related to integration, merger and restructuring. The 2009 year was negatively affected by expenses of $11.3 million ($7.0 million after tax), related to integration, merger and restructuring.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Total revenues in 2009 decreased $40.9 million, or 9.9%, to $374.5 million from $415.4 million in 2008. Leasing, our primary revenue focus, accounted for approximately 89.1% of total revenues during 2009. Leasing revenues in 2009 decreased $38.0 million, or 10.2%, to $333.5 million from $371.5 million in 2008. This decrease in leasing revenues resulted from a 3.5% decrease in the average number of units on lease, and a 7.0% decrease in yield. Yield was primarily driven by lower ancillary revenues and the mix of the type of units on lease, while the average rental rate per unit remained virtually unchanged. In 2009, the decline in both leasing and sales revenues was primarily the result of a reduction in business activity level due to a continued decline in non-residential construction activity and the economic recession. Our leasing revenues declined in the last two quarters of 2009 from the 2008 levels. Leasing revenues increased in the first two quarters of 2009 because the comparable quarters in 2008 excluded the MSG merger. Our leasing revenue growth, or decline, rate in 2009 over the same period in the prior year was 27.8%, 15.9%, (31.2)% and (29.1)% for the first, second, third and fourth quarters, respectively. Our revenues from the sale of units decreased $2.7 million, or 6.5%, to $38.6 million in 2009 from $41.3 million in 2008.

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

Leasing, selling and general expenses decreased $19.4 million, or 9.2%, to $192.9 million in 2009 from $212.3 million in 2008. Leasing, selling and general expenses, as a percentage of total revenues, were 51.5% and 51.1% in 2009 and 2008, respectively. This slight increase as a percentage of revenues is due to a decline in leasing revenues, which were partially offset by the cost savings achieved in 2009. The $19.4 million decrease in 2009 is the result of cost synergies achieved in the MSG acquisition in addition to cost cutting measures on the reduced revenue levels. These cost cutting measures primarily involved reductions in our workforce and migrating a number of our branches to operational yards. These operational yards do not have all the personnel and overhead expenses associated with a fully staffed branch. The major decreases in leasing, selling and general expenses for 2009 were: (1) delivery and freight costs, including fuel, which decreased $9.5 million, and were related to the pick up and delivery of containers by our drivers or third-party vendors; (2) payroll and related payroll costs, which decreased by $8.6 million primarily in connection with reductions in our workforce; and (3) repairs and maintenance expenses, which decreased $7.2 million, and which includes the costs of repairing and maintaining our lease fleet as well as our trucks, trailers and forklifts. Fixed costs for building and land leases for our locations, including real property taxes, increased $4.2 million due to the assumption of leases utilized by the locations added in the Merger and contractual rate increases at many of these locations.

Integration, merger and restructuring expenses for 2009 were $11.3 million as compared to $24.4 million in 2008. In 2009, these costs primarily represent costs related to reductions to our work force and the repositioning of fleet to their intended location. In 2008, these costs primarily represented estimated costs for exiting targeted Mobile Mini branch operations that overlapped with MSG’s properties, repositioning and relocating assets to their intended location and other costs associated with personnel and office expenses associated with the integration of the companies. Also included in the 2008 expense was our estimated cost for restructuring our manufacturing operations including severance, related benefit costs and asset impairment charges for the disposal of manufacturing equipment and inventories that were not used in the restructured environment.

Goodwill impairment in 2008 represented a non-cash charge for a portion of our goodwill related to our U.K. and The Netherlands operations. There was no goodwill impairment charges recorded in 2009. See Notes to Consolidated Financial Statements included in Item 8 in this report for a more detailed discussion.

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

Interest expense increased $11.4 million, or 23.6%, to $59.5 million in 2009 from $48.1 million in 2008. This increase is primarily due to the $540.9 million of debt we assumed in the Merger. Although at the time of the Merger, we assumed the MSG Notes and our interest rate spread under our revolving credit facility increased from LIBOR + 1.25% to LIBOR + 2.50%, our average borrowing rate declined slightly in 2009, due to lower prevailing LIBOR rates. The monthly weighted average interest rate on our debt was 6.2% for 2009 compared to 6.8% for

2008, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the monthly weighted average interest rate was 6.8% in 2009 and 7.2% in 2008.

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

Net income in 2009 was $27.8 million, as compared to $29.0 million in 2008. Our 2009 net income results were primarily achieved by maintaining our operating margins. The 2009 year was negatively affected by expenses of $11.3 million ($7.0 million after tax), related to integration, merger and restructuring. The 2008 year was negatively affected by expenses of $24.4 million ($15.3 million after tax), related to integration, merger and restructuring in addition to a $13.7 million after tax charge for goodwill impairment.

Liquidity and Capital Resources

Liquidity Summary

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to our cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive (after capital expenditures but excluding the Merger).

During the past three years, our capital expenditures and acquisitions have been funded from our operating cash flow, and from borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in some of our markets. During 2008, 2009 and 2010, we significantly reduced our capital expenditures and were able to fund capital expenditures with cash flow from operations. We expect this trend to continue in 2011. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Senior Notes.  At December 31, 2010, we had three series of outstanding senior notes (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the 2015 Notes), (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the 2020 Notes, and together with the 2015 Notes, the Mobile Mini Notes) and (iii) $22.3 million aggregate principal amount of 9.750% senior notes originally issued in the amount of $200.0 million by MSG due 2014 (the MSG Notes and together with the Mobile Mini Notes, the Senior Notes). In January 2011, all of the remaining MSG Notes were redeemed and ceased to be outstanding.

We issued the 2020 Notes on November 23, 2010 at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the outstanding MSG Notes, to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under our revolving credit facility.

The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. Management does not believe that the covenants in the Senior Notes limit our ability to pursue its intended business strategy or its future financing needs. We were in compliance with the covenants of the Senior Notes as of December 31, 2010.

Revolving Credit Facility.  On June 27, 2008, we entered into a $900.0 million ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and the other lenders party thereto. In August 2010, we entered into a Second Amendment to the Credit Agreement that, among other things, allows a permitted refinancing of our senior notes and for restricted payments and acquisitions to occur without financial covenant restrictions, provided we have $250.0 million in pro forma excess borrowing availability as defined in the Credit Agreement. We also elected to reduce the Credit Agreement by $50.0 million to $850.0 million, which reduces our ongoing unused line fees. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2010, we had approximately $396.9 million of borrowings outstanding and $385.9 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of December 31, 2010.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement will bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Agreement, at the measurement date. Based on our debt ratio at December 31, 2010, our applicable interest rate margins for LIBOR loans will be LIBOR plus 2.75% and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to their lenders.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next 12 months. If not, we have sufficient borrowings available under our revolving credit facility to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently think that there is a likelihood that any of our lenders might not be able to honor its commitments under the Credit Agreement.

Operating Activities.  Our operations provided net cash flow of $60.8 million in 2010 as compared to $86.8 million in 2009 and $98.5 million in 2008. The $26.0 million decrease in 2010 over 2009 in cash provided by operating activities was primarily attributable to a decrease in net income, after giving effect to non-cash items and a decrease in working capital. In 2010, working capital was primarily affected by a decrease in accrued liabilities. This decrease reflects the continued reduction in certain liabilities associated with the Merger and the interest payment in connection with the $170.6 million redemption of the MSG Notes. In 2009, there were decreases in receivables, inventories and deposits and prepaid expenses which were partially offset by decreases in accounts payable and accrued liabilities. These decreases were primarily due to the weakened economy, our restructured manufacturing operations and reduction of certain liabilities associated with the Merger. In 2008, there were decreases in both inventories and deposits and prepaid expenses providing positive cash flows, which were offset by decreases in accounts payable and accrued liabilities. These decreases were primarily a result of the Merger and the decrease in purchases of inventories due to the restructuring of our manufacturing operations in late 2008. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2010, we had a federal net operating loss carryforward of approximately $301.6 million and a net deferred tax liability of $165.6 million.

Investing Activities.  Net cash provided by investing activities was $5.4 million in 2010, compared to $3.0 million in 2009 and to net cash used of $97.9 million in 2008. In 2010 and 2009, we did not acquire any businesses, compared to cash payments for acquisitions of $33.3 million in 2008. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, provided net cash proceeds of $13.8 million in 2010 compared to net cash proceeds of $12.0 million in 2009 and net cash expenditures of $48.3 million in 2008. Our capital expenditures for our lease fleet decreased 29.8% in 2010 compared to 2009 as we required fewer units to be manufactured or remanufactured from prior acquisitions due to the continued economic slowdown. Proceeds from sale of lease fleet units decreased 13.8% as compared to 2009. Additions to the lease fleet primarily included remanufacturing of prior acquisition units and manufactured steel offices. During the past several years we have increased the customization of our fleet, enabling us to differentiate our product from our competitors’ product, and we have complimented our lease fleet by adding wood mobile offices. At the end of 2008, we restructured our manufacturing operations to right-size our manufacturing requirements considering the large lease fleet we acquired in the MSG transaction. As a result of the acquisition and the current economic conditions, we anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in prior acquisitions to meet our lease fleet standards as these units are placed on-rent. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $8.4 million in 2010, $9.0 million in 2009 and $16.4 million in 2008. Expenditures for property, plant and equipment in 2010 were primarily for technology and communication improvements, delivery equipment and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information and communication systems. Our maintenance capital expenditures were approximately $2.2 million in 2010, $0.1 million in 2009 and $3.0 million in 2008.

Financing Activities.  Net cash used in financing activities was $67.7 million in 2010 as compared to $83.0 million in 2009 and $6.7 million in 2008. In November 2010, we received approximately $195.1 million in net proceeds from the issuance of the 2020 Notes, which we used to redeem $170.6 million in principal amount of MSG Notes. In conjunction with the redemption of the MSG Notes, we incurred approximately $8.9 million in tender and consent premiums. Earlier in the year we also redeemed $6.0 million of the MSG Notes. In 2010, we reduced our net borrowings under our revolving credit facility by $76.8 million in addition to reducing other net debt obligations by $2.3 million. In 2009, we reduced our net borrowings under our revolving credit facility by $80.9 million and other net debt obligations of $1.7 million in addition to redeeming $1.1 million principal amount of MSG Notes. In 2008, our borrowings under our revolving credit facility were used primarily to fund the Merger, as well as other related expenses and costs associated with the credit facility. In connection with the Merger we also assumed certain debt obligations, some requiring monthly installment payments. We received $1.1 million, $0.3 million and $1.7 million from the exercises of employee stock options and the related tax benefits in 2008, 2009 and 2010, respectively. As of December 31, 2010, we had $396.9 million of borrowings outstanding under our revolving credit facility, and approximately $385.9 million of additional borrowings were available to us under the facility.

Hedging Activities.  At December 31, 2010, we had five interest rate swap agreements in place to fix interest rates paid on a total of $125.0 million of our outstanding debt. We entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2010, $449.5 million of our outstanding indebtedness bears interest at fixed rates (or the rate is effectively fixed due to a swap agreement), and approximately $271.9 million of borrowings under our credit facility are at a variable rate.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our revolving credit facility and $372.3 million of Senior Notes, together with other, primarily unsecured notes payable obligations, and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 15 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.

At December 31, 2010, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $8.8 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into operating and capital lease obligations from time to time. At December 31, 2010, we had $2.6 million in capital lease obligations.

The table below provides a summary of our contractual commitments as of December 31, 2010. The operating lease amounts include certain real estate leases that expire in 2011, but have lease renewal options that we currently anticipate to exercise in 2011 at the end of the initial lease period.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Revolving credit facility	$396,882	$—	$396,882	$—	$—
Scheduled interest payment obligations under our revolving credit facility(1)	11,640	8,635	3,005	—	—
Senior Notes	372,272	—	—	172,272	200,000
Scheduled interest payment obligations under our Senior Notes(2)(5)	212,592	28,234	56,468	49,140	78,750
Notes Payable	289	289	—	—	—
Scheduled interest payment obligations under our Notes Payable(2)	3	3	—	—	—
Obligations under capital leases	2,576	1,288	1,135	153	—
Scheduled interest payment obligations under our capital leases(3)	238	144	90	4	—
Operating leases(4)	67,432	17,432	26,747	14,997	8,256

Total contractual obligations	$1,063,924	$56,025	$484,327	$236,566	$287,006

(1)	Scheduled interest rate obligations under our revolving credit facility were calculated using our weighted average rate of 2.2% at December 31, 2010. Our revolving credit facility is subject to a variable rate of interest. The weighted average interest rate is inclusive of our fixed rate swap agreements through mid 2011.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 5.7% to 8.5%.

(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

(5)	The aggregate principal amount outstanding on the MSG Notes ($22.3 million) at December 31, 2010, was redeemed in January 2011.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. These retailers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of each year.

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

Share-Based Compensation.  We recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested shares. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. In 2010 the share-based compensation expense was reduced by $0.4 million to reflect anticipated shortfalls related to share-awards with vesting subject to a performance conditions. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $2.3 million of total unrecognized compensation costs related to stock options at December 31, 2010 that are expected to be recognized over a weighted-average period of 3.8 years and $20.6 million of total unrecognized compensation costs related to nonvested share-awards at December 31, 2010 that are expected to be recognized over a weighted-average period of 3.2 years. See Note 10 to the Consolidated Financial Statements for a further discussion on share-based compensation.

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

	Years Ended
	December 31,
	2009	2010
	(In thousands except per share data)

As reported:
Net income	$27,798	$13,509
Diluted earnings per share	$0.64	$0.31
As adjusted for hypothetical change in reserve estimates:
Net income	$27,390	$13,219
Diluted earnings per share	$0.63	$0.30

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

We operate in one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. At December 31, 2010, only North America and the U.K. have goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31 using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

At December 31, 2010, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rate. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2010, neither of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values, therefore step two was not required at December 31, 2010.

In step two of the impairment test, we are required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. We allocated the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. We reconciled the fair values of our three reporting units in the aggregate to our market capitalization at December 31, 2010.

The performance of our 2009 and 2010 annual impairment analyses resulted in no impairment charges to the North America or U.K. reporting units, where all of our goodwill is recorded. A goodwill impairment charge of $13.7 million was recognized in 2008, primarily related to the U.K. reporting unit. The fair value of the North America and U.K. reporting units exceeded the carrying value at December 31, 2010 by 41% and 18%, respectively. At December 31, 2010, $447.3 million of our goodwill relates to the North America reporting unit and $64.1 million relates to the U.K. reporting unit.

The discount rates utilized in the 2010 analyses ranged from 11% to 12% while the terminal growth rates used in the discounted cash flow analysis were approximately 2%.

Impairment of Long-Lived Assets.  We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. There were no indicators of impairment at December 31, 2009 and 2010.

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

		Useful
	Residual	Life in
	Value	Years	2009	2010
	(In thousands except per share data)

As Reported(1):	55%	30
Net income			$27,798	$13,509
Diluted earnings per share			$0.64	$0.31
As adjusted for change in estimates:	70%	20
Net income			$27,798	$13,509
Diluted earnings per share			$0.64	$0.31
As adjusted for change in estimates(2):	62.5%	25
Net income			$27,798	$13,509
Diluted earnings per share			$0.64	$0.31
As adjusted for change in estimates:	50%	20
Net income			$22,190	$7,803
Diluted earnings per share			$0.51	$0.18
As adjusted for change in estimates:	40%	40
Net income			$27,798	$13,509
Diluted earnings per share			$0.64	$0.31
As adjusted for change in estimates:	30%	25
Net income			$20,508	$6,091
Diluted earnings per share			$0.47	$0.14
As adjusted for change in estimates:	25%	25
Net income			$19,386	$4,949
Diluted earnings per share			$0.45	$0.11

(1)	Effective April 2009

(2)	Prior to April 2009

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

At December 31, 2010, we have a $1.4 million valuation allowance and $135.6 million of deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management believes that certain state net operating loss carryforwards will expire unused and, as a result, has created a valuation allowance of $0.2 million. Management currently believes that adequate future taxable income will be generated through future operations and, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 18 years beginning in 2012, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2010, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

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

Recent Accounting Pronouncements

Transfers of Financial Assets.  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets. The standard amends previous accounting guidance by removing the concept of qualified special purpose entities. This accounting standard became effective for the Company for transfers occurring on or after January 1, 2010. We adopted this accounting standard and it did not have a material effect on our consolidated financial statements and related disclosures.

Multiple Element Arrangements.  In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. We currently do not expect this guidance to have a material impact on our financial statements and disclosures.

Fair Value Measurements.  In January 2010, the FASB issued guidance which requires new disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3. We adopted the provisions of this guidance on January 1, 2010. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Business Combinations.  In December 2010, the FASB issued clarification on the accounting guidance for business combinations. The new accounting guidance clarifies the requirement that public entities that have entered into a new business combination during the year, present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. We currently do not expect this guidance to have a material impact on our financial statements and disclosures.

Goodwill.  In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. The new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for business combinations entered into after January 1, 2011. We currently do not expect this guidance to have a material impact on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement.  We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2010, we had five interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $125.0 million of debt. In 2010, comprehensive income included $3.4 million, net of income tax expense of $2.2 million, related to the fair value of our interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

								Total at	Total Fair Value
	At December 31,							December 31,	at December 31,
	2011	2012	2013	2014		2015	Thereafter	2010	2010
	(In thousands, except percentages)

Debt:
Fixed rate	$1,577	$846	$289	$22,425	(2)	$150,000	$200,000	$375,137	$378,473
Average interest rate								5.43%
Floating rate(1)	$—	$—	$396,882	$—		$—	$—	$396,882	$396,882
Average interest rate								2.18%
Operating leases:	$17,432	$14,554	$12,192	$9,199		$5,797	$8,254	$67,428

(1)	Included in our floating rate line of credit facility are $125.0 million of fixed-rate swap agreements with a weighted average interest rate of 3.74% that matures in 2011.

(2)	The aggregate principal amount outstanding of the MSG Notes, $22.3 million, was redeemed in January 2011.

Impact of Foreign Currency Rate Changes.  We currently have branch operations outside the U.S. and we bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the U.K. are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
March 1, 2011

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except par value data)

	December 31,
	2009	2010

ASSETS
Cash	$1,740	$1,634
Receivables, net of allowance for doubtful accounts of $3,715 and $2,424 at December 31, 2009 and December 31, 2010, respectively	40,867	42,678
Inventories	22,147	19,569
Lease fleet, net	1,055,328	1,028,403
Property, plant and equipment, net	84,160	80,731
Deposits and prepaid expenses	9,916	8,405
Other assets and intangibles, net	26,643	23,478
Goodwill	513,238	511,419

Total assets	$1,754,039	$1,716,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$14,130	$13,607
Accrued liabilities	64,915	49,276
Line of credit	473,655	396,882
Notes payable	1,128	289
Obligations under capital leases	4,061	2,576
Senior Notes, net of discount of $3,448 and $617 at December 31, 2009 and December 31, 2010, respectively	345,402	371,655
Deferred income taxes	155,697	165,567

Total liabilities	1,058,988	999,852

Commitments and contingencies
Convertible preferred stock: $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2009 and December 31, 2010, stated at liquidation preference values	147,427	147,427
Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized 38,451 issued and 36,276 outstanding at December 31, 2009 and 38,962 issued and 36,787 outstanding at December 31, 2010	385	390
Additional paid-in capital	341,597	349,693
Retained earnings	270,733	284,242
Accumulated other comprehensive loss	(25,791)	(25,987)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	547,624	569,038

Total liabilities and stockholders’ equity	$1,754,039	$1,716,317

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2009	2010
	(In thousands except per share data)

Revenues:
Leasing	$371,560	$333,521	$295,034
Sales	41,267	38,605	33,156
Other	2,577	2,335	2,567

Total revenues	415,404	374,461	330,757

Costs and expenses:
Cost of sales	28,044	25,795	21,997
Leasing, selling and general expenses	212,335	192,861	179,121
Integration, merger and restructuring expenses	24,427	11,305	4,014
Goodwill impairment	13,667	—	—
Depreciation and amortization	31,767	39,082	35,686

Total costs and expenses	310,240	269,043	240,818

Income from operations	105,164	105,418	89,939
Other income (expense):
Interest income	135	29	1
Interest expense	(48,146)	(59,504)	(56,430)
Debt restructuring expense	—	—	(11,024)
Deferred financing costs write-off	—	—	(525)
Foreign currency exchange loss	(112)	(88)	(9)

Income before provision for income taxes	57,041	45,855	21,952
Provision for income taxes	28,000	18,057	8,443

Net income	29,041	27,798	13,509
Earnings allocable to preferred stockholders	(2,739)	(5,431)	(2,550)

Net income available to common stockholders	$26,302	$22,367	$10,959

Earnings per share:
Basic	$0.77	$0.65	$0.31

Diluted	$0.75	$0.64	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	34,155	34,597	35,196

Diluted	38,875	43,252	43,829

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2009 and 2010

	Preferred Stock		Stockholders’ Equity
	Series A						Accumulated
	Convertible		Shares of		Additional		Other
	Preferred Stock		Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balance, December 31, 2007	—	$—	34,573	$367	$278,593	$213,894	$4,336	$(39,300)	$457,890
Net income	—	—	—	—	—	29,041	—	—	29,041
Fair value change in derivatives, (net of income tax benefit of $3,982)	—	—	—	—	—	—	(6,299)	—	(6,299)
Foreign currency translation, (net of income tax benefit of $1,351)	—	—	—	—	—	—	(35,515)	—	(35,515)

Comprehensive loss									(12,773)
Exercise of stock options	—	—	134	2	1,470	—	—	—	1,472
Tax benefit shortfall on stock option exercises	—	—	—	—	(407)	—	—	—	(407)
Issuance of Series A Convertible Preferred Stock related to MSG Merger (net of registration and issuance costs of $85)	8,556	153,990	—	—	42,525	—	—	—	42,525
Restricted stock grants	—	—	607	6	(6)	—	—	—	—
Share-based compensation	—	—	—	—	6,521	—	—	—	6,521

Balance, December 31, 2008	8,556	153,990	35,314	375	328,696	242,935	(37,478)	(39,300)	495,228
Net income	—	—	—	—	—	27,798	—	—	27,798
Fair value change in derivatives, (net of income tax expense of ($1,493))	—	—	—	—	—	—	2,335	—	2,335
Foreign currency translation, (net of income tax expense of ($926))	—	—	—	—	—	—	9,352	—	9,352

Comprehensive income	—	—	—	—	—	—	—	—	39,485
Exercise of stock options	—	—	77	1	799	—	—	—	800
Tax benefit shortfall on stock option exercises	—	—	—	—	(542)	—	—	—	(542)
Preferred stock converted to common stock	(365)	(6,563)	365	4	6,559	—	—	—	6,563
Restricted stock grants	—	—	520	5	(5)	—	—	—	—
Share-based compensation	—	—	—	—	6,090	—	—	—	6,090

Balance, December 31, 2009	8,191	147,427	36,276	385	341,597	270,733	(25,791)	(39,300)	547,624
Net income	—	—	—	—	—	13,509	—	—	13,509
Fair value change in derivatives, (net of income tax expense of ($2,162))	—	—	—	—	—	—	3,417	—	3,417
Foreign currency translation, (net of income tax expense of ($126))	—	—	—	—	—	—	(3,613)	—	(3,613)

Comprehensive income	—	—	—	—	—	—	—	—	13,313
Exercise of stock options	—	—	160	1	1,860	—	—	—	1,861
Tax benefit shortfall on stock option exercises	—	—	—	—	(201)	—	—	—	(201)
Restricted stock grants	—	—	351	4	(4)	—	—	—	—
Share-based compensation	—	—	—	—	6,441	—	—	—	6,441

Balance, December 31, 2010	8,191	$147,427	36,787	$390	$349,693	$284,242	$(25,987)	$(39,300)	$569,038

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2009	2010
	(In thousands)

Cash Flows From Operating Activities:
Net income	$29,041	$27,798	$13,509
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	—	—	11,024
Deferred financing costs write-off	—	—	525
Provision for doubtful accounts	5,261	2,701	1,892
Provision for restructuring charge	5,626	—	—
Goodwill impairment	13,667	—	—
Amortization of deferred financing costs	2,455	4,456	4,366
Amortization of long-term liabilities	418	906	1,034
Share-based compensation expense	5,656	5,782	6,292
Depreciation and amortization	31,767	39,082	35,686
Gain on sale of lease fleet units	(9,849)	(11,661)	(10,045)
Loss on disposal of property, plant and equipment	567	52	34
Deferred income taxes	27,923	17,201	7,736
Foreign currency loss	112	88	9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,060)	18,626	(3,969)
Inventories	7,655	3,691	2,506
Deposits and prepaid expenses	177	3,412	1,486
Other assets and intangibles	105	(845)	(873)
Accounts payable	(15,731)	(6,293)	(435)
Accrued liabilities	(3,272)	(18,226)	(9,972)

Net cash provided by operating activities	98,518	86,770	60,805

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(33,250)	—	—
Additions to lease fleet, excluding acquisitions	(76,622)	(21,517)	(15,103)
Proceeds from sale of lease fleet units	28,338	33,495	28,860
Additions to property, plant and equipment	(16,874)	(10,294)	(8,555)
Proceeds from sale of property, plant and equipment	495	1,252	149
Other	—	112	—

Net cash (used in) provided by investing activities	(97,913)	3,048	5,351

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	120,341	(80,877)	(76,773)
Proceeds from issuance of 7.875% Senior Notes	—	—	200,000
Redemption of 9.75% Senior Notes	—	(1,150)	(176,578)
Senior Note redemption premiums	—	—	(8,955)
Deferred financing costs	(15,166)	(75)	(4,964)
Proceeds from issuance of notes payable	1,249	1,272	466
Principal payments on notes payable	(113,881)	(1,533)	(1,303)
Principal payments on capital lease obligations	(704)	(1,436)	(1,485)
Issuance of common stock, net	1,472	800	1,861

Net cash used in financing activities	(6,689)	(82,999)	(67,731)

Effect of exchange rate changes on cash	5,565	(8,263)	1,469

Net decrease in cash	(519)	(1,444)	(106)
Cash at beginning of year	3,703	3,184	1,740

Cash at end of year	$3,184	$1,740	$1,634

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$33,032	$54,817	$56,582

Cash paid during the year for income and franchise taxes	$667	$1,055	$823

Interest rate swap changes in value charged (credited) to equity	$6,299	$(2,335)	$(3,417)

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies:

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company”, refers to Mobile Mini, Inc. At December 31, 2010, Mobile Mini has a fleet of portable storage and office units, and operates throughout the U.S., in Canada, the U.K. and The Netherlands. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

On June 27, 2008, we acquired Mobile Storage Group, Inc. (MSG) and the discussion in this Annual Report of the Company’s business includes the results of its combined operations with MSG since June 27, 2008.

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

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2009 and 2010, prepaid advertising costs were approximately $2.3 million and $1.3 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. The direct-response advertising costs are monitored through the Company’s CRM system and the marketing department. Advertising expense was $12.5 million and $11.4 million and $9.3 million in 2008, 2009 and 2010, respectively.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management determines the account is uncollectible. The Company requires a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the Company’s large number of customers spread over a broad geographic area in many industry segments. No single customer accounts for more than 10.0% of our receivables at December 31, 2009 and December 31, 20010. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

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

Inventories at December 31, consist of the following:

	2009	2010
	(In thousands)

Raw materials and supplies	$15,750	$14,934
Work-in-process	589	197
Finished portable storage units	5,808	4,438

Inventories	$22,147	$19,569

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company’s depreciation expense related to property, plant and equipment for 2008, 2009 and 2010 was $9.4 million, $12.1 million and $11.3 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment at December 31, consist of the following:

	Estimated
	Useful Life in
	Years	2009	2010
	(In thousands)

Land		$11,129	$11,081
Vehicles and machinery	5 to 20	76,037	80,594
Buildings and improvements(1)	30	15,012	15,832
Office fixtures and equipment	5	26,404	27,368

		128,582	134,875
Less accumulated depreciation		(44,422)	(54,144)

Property, plant and equipment, net		$84,160	$80,731

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $44.8 million at December 31, 2009 and $49.2 million at December 31, 2010, excluding accumulated amortization of $18.2 million at December 31, 2009 and $25.7 million at December 31, 2010. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized on a straight-line basis, typically from five to 20 years, depending on its useful life. Intrinsic values assigned to customer relationships and trade names are amortized on an accelerated basis, typically over 15 years.

The following table reflects balances related to other assets and intangible assets for the years ended December 31:

	2009			2010
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Deferred financing costs	$21,831	$(7,977)	$13,854	$26,269	$(11,670)	$14,599
Customer relationships	21,572	(9,266)	12,306	21,313	(12,848)	8,465
Trade names/trademarks	943	(750)	193	926	(914)	12
Non-compete agreements	273	(123)	150	250	(153)	97
Patents and other	218	(78)	140	414	(109)	305

Total	$44,837	$(18,194)	$26,643	$49,172	$(25,694)	$23,478

Amortization expense for deferred financing costs was approximately $2.5 million, $3.7 million and $3.7 million in 2008, 2009 and 2010, respectively. The annual amortization of deferred financing costs is expected to be $4.1 million in 2011, $4.1 million in 2012, $2.5 million in 2013, $0.9 million in 2014 and $3.0 million thereafter.

Amortization expense for all other intangibles was approximately $3.7 million, $5.6 million and $4.0 million in 2008, 2009 and 2010, respectively. Based on the carrying value at December 31, 2010, and assuming no

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent impairment of the underlying assets, the annual amortization expense is expected to be $2.9 million in 2011, $2.1 million in 2012, $1.5 million in 2013, $1.0 million in 2014 and $1.4 million thereafter.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share for the years ended December 31:

	2008	2009	2010
	(In thousands except earnings per share)

Historical net income per share:
Numerator:
Net income	$29,041	$27,798	$13,509
Less: Earnings allocable to preferred stock	(2,739)	(5,431)	(2,550)

Net income available to common stockholders	$26,302	$22,367	$10,959

Basic EPS Denominator:
Common stock outstanding beginning of period	34,041	34,324	35,063
Effect of weighted shares:
Weighted shared issued during the period ended December 31,	114	273	133

Denominator for basic net income per share	34,155	34,597	35,196

Diluted EPS Denominator:
Common shares outstanding, beginning of year	34,041	34,324	35,063
Effect of weighting shares:
Weighted common shares issued during the period ended December 31,	114	273	133
Dilutive effect of stock options and nonvested share-awards during the period ended December 31,	372	257	442
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31,	4,348	8,398	8,191

Denominator for diluted net income per share	38,875	43,252	43,829

Basic net income per share	$0.77	$0.65	$0.31

Diluted net income per share	$0.75	$0.64	$0.31

Basic weighted average number of common shares outstanding in 2008, 2009 and 2010 does not include 1.0 million, 1.2 million and 1.6 million, respectively, of share-awards, because the stock had not yet vested.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted earnings per share because their effect would have been anti-dilutive for the years ended December 31:

	2008	2009	2010
	(In thousands)

Share options	565	1,407	1,227
Nonvested share-awards	275	794	306

	840	2,201	1,533

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company did not recognize any impairment losses in the years ended December 31, 2009 and 2010.

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Acquisitions of businesses under asset purchase agreements results in the goodwill relating to business acquisition being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes. The Company did not have any acquisitions through mergers, asset purchase or stock purchase agreements either in 2009 or 2010.

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. The Company originally had assigned its goodwill to each of its three reporting units (North America, the U.K. and The Netherlands). At December 31, 2010, only North America and the U.K. have goodwill subject to impairment testing. The Company performs an annual impairment test on goodwill at December 31 using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2010, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditure, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2010, neither of the Company’s two remaining reporting units with goodwill had estimated fair values less than the reporting units’ individual net asset carrying values, therefore, step two of the impairment test was not required at December 31, 2010.

If step two of the impairment test is necessary, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company would allocate the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. The Company reconciled the fair values of its two reporting units in the aggregate to its market capitalization at December 31, 2010. At December 31, 2010, $447.3 million of the goodwill relates to the North America reporting unit, and $64.1 million relates to the U.K. reporting unit. The fair value of the North America and U.K. reporting units exceeded the carrying value at December 31, 2010 by 41% and 18%, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the activity and balances related to goodwill from January 1, 2009 to December 31, 2010:

Goodwill
(In thousands)

Balance at January 1, 2009(1)	$492,657
Adjustments(2)	14,735
Foreign currency(3)	5,846

Balance at December 31, 2009(1)	513,238
Foreign currency(3)	(1,819)

Balance at December 31, 2010(1)	$511,419

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $13.7 million.

(2)	Represents purchase price allocation adjustments related to the North America and U.K. reporting units.

(3)	Represents foreign currency translation adjustments related to the U.K. reporting unit.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and credit facility are estimated using discounted cash flow analyses, based on its current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2009 and 2010, approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the 2015 Notes), its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the 2020 Notes, and together with the 2015 Notes, the Mobile Mini Notes) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by MSG due 2014 (the MSG Notes and together with the Mobile Mini Notes, the Senior Notes), is based on the latest sales price of the notes at the end of each period obtained from a third-party institution.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Carrying value	$345,402	$371,655

Fair value	$348,500	$375,608

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $13.9 million and $14.6 million, net of accumulated amortization of $8.0 million and $11.7 million, at December 31, 2009 and 2010, respectively. Costs of obtaining long-term financing, including the Company’s amended credit facility, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates the effective interest method.

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

Mobile Mini had interest rate swap agreements totaling with an aggregate notional amount of $200 million and $125 million at December 31, 2009 and December 31, 2010, respectively. The fixed interest rate on the Company’s five swap agreements at December 31, 2010 range from 3.25% to 3.87% plus the spread. The swap agreements mature in 2011.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
	Balance Sheet Location	Fair Value
		(In thousands)

December 31, 2009	Accrued liabilities	$(7,703)
December 31, 2010	Accrued liabilities	$(2,124)

Interest Rate Swap Agreements
Amount of Gain
Recognized in
Other
Comprehensive
Income on
Derivatives
(In thousands)

December 31, 2009 (net of income tax expense of $1,493)	$2,335
December 31, 2010 (net of income tax expense of $2,162)	$3,417

Share-Based Compensation

At December 31, 2010, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than 10 years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a 4.5 year period. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis.

The Company uses the modified prospective method and does not recognize a deferred tax asset for any excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2008 and 2010 there were $0.4 million and $2.4 million, respectively, of excess tax benefits related to stock-based compensation, which were

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not realized under this approach. In 2009, no excess tax benefit was generated, as instead a $1.3 million tax deduct shortfall occurred, which was applied against previously recognized benefits. Once the Company’s net operating loss carryforward is utilized, these excess tax benefits, totaling $8.5 million, may be recognized in additional paid-in capital.

Foreign Currency Translation and Transactions

For Mobile Mini’s non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

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

Fair Value Measurements.  In January 2010, the FASB issued guidance which requires new disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3. The Company adopted the provisions of this guidance on January 1, 2010. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

Business Combinations.  In December 2010, the FASB issued clarification on the accounting guidance for business combinations. The new accounting guidance clarifies the requirement that public entities that have entered into a new business combination during the year, present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. The Company currently does not expect this guidance to have a material impact on its financial statements and disclosures.

Goodwill.  In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. The new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for business combinations entered into after January 1, 2011. The Company currently does not expect this guidance to have a material impact its financial statements and disclosures.

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted
		Prices in
		Active Markets for	Significant	Significant
		Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Swap Agreements	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
	(In thousands)

December 31, 2009	$(7,703)	$—	$(7,703)	$—	(1)
December 31, 2010	$(2,124)	$—	$(2,124)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2009 and 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s Consolidated Balance Sheets.

(3)	Lease Fleet

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured portable storage and office units that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 30 years with an estimated residual value of 55%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over 7 years to a 20% residual value. Van trailers and other non-core assets are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to lease fleet for 2008, 2009 and 2010 was $18.9 million, $21.4 million and $20.8 million, respectively. At December 31, 2009

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2010, all of the Company’s lease fleet units were pledged as collateral under the credit facility (see Note 4). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

Lease fleet at December 31, consists of the following:

	2009	2010
	(In thousands)

Steel storage containers	$621,466	$612,214
Offices	526,951	529,892
Van trailers	5,557	3,762
Other (chassis and ancillary products)	2,651	2,491

	1,156,625	1,148,359
Accumulated depreciation	(101,297)	(119,956)

Lease fleet, net	$1,055,328	$1,028,403

(4)	Line of Credit:

In connection with the Merger in 2008, Mobile Mini expanded its revolving credit facility to increase its borrowing limit and to include the combined assets of both Mobile Mini and Mobile Storage Group as security for the facility.

On June 27, 2008, Mobile Mini and its subsidiaries, (including Mobile Storage Group and its subsidiaries) entered into an ABL Credit Agreement (the Credit Agreement) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provided for a five-year, $900.0 million revolving credit facility. In August 2010, Mobile Mini entered into a Second Amendment to the Credit Agreement which allowed the Company to reduce the Credit Agreement by $50.0 million to $850.0 million. In addition, the amendment provides for (1) new defined terms in the Credit Agreement relating to a permitted refinancing of the Company’s senior notes and (ii) revisions to the “Payment Conditions” (as defined in the Credit Agreement) allowing restricted payments and acquisitions to occur without financial covenants so long as the Company has $250.0 million of pro forma excess borrowing availability under the facility.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mobile Mini also must comply with specified financial covenants and affirmative covenants. Only if the Company falls below specified borrowing availability levels are financial maintenance covenants applicable, with set maximum permitted values for its leverage ratio (as defined), fixed charge coverage ratios and its minimum required utilization rates. At December 31, 2009 and December 31, 2010, the Company was above the minimum borrowing availability threshold and therefore not subject to these financial maintenance covenants.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 4.4% in 2009 and 4.7% in 2010. The average balance outstanding was approximately $531.9 million and $448.4 million during 2009 and 2010, respectively.

Mobile Mini has interest rate swap agreements under which it effectively fixed the interest rate payable on $125.0 million of borrowings under the Company’s credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. The aggregate change in the fair value of the interest rate swap agreements resulted in comprehensive income of $2.3 million and $3.4 million, net of applicable income taxes of $1.5 million and $2.2 million for the years ended December 31, 2009 and 2010, respectively.

(5)	Notes Payable:

Notes payable at December 31, consist of the following:

	2009	2010
	(In thousands)

Notes payable to financial institution, interest at 2.98% payable in fixed monthly installments, matured September 2010, unsecured	$955	$—
Notes payable to financial institution, interest at 2.56% payable in fixed monthly installments, maturing through September 2011, unsecured	—	279
Other notes payable, maturing through 2011	173	10

Total	$1,128	$289

(6)	Obligations Under Capital Leases:

At December 31, 2009 and 2010, obligations under capital leases for certain forklifts, storage containers and office related equipment were $4.1 million and $2.6 million, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term. The leases have been capitalized using interest rates ranging from approximately 5.7% to 8.5%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $6.9 million as of December 31, 2009 and $6.8 million as of December 31, 2010. Related accumulated amortization totaled approximately $700,000 as of December 31, 2009 and $1.2 million as of December 31, 2010. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, and lease fleet, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum capital lease payments at December 31, 2010 are as follows (in thousands):

2011	$1,432
2012	912
2013	314
2014	157

Total	2,815
Amount representing interest	(239)

Present value of minimum lease payments	$2,576

(7)	Equity and Debt Issuances:

On November 23, 2010, the Company issued $200 million aggregate principal amount of the 2020 Notes. The 2020 Notes were issued by the Company at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the outstanding MSG Notes due 2014, which were originally issued by MSG and assumed by the Company in connection with the acquisition of MSG in June 2008, to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under our revolving credit facility. In January 2011, the remaining principal amount outstanding on the MSG Notes, $22.3 million, was redeemed pursuant to the terms of the Indenture.

The 2020 Notes have a ten-year term and mature on December 1, 2020. The 2020 Notes bear interest at a rate of 7.875% per year, accruing from November 23, 2010. Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2011. The 2020 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by all of our domestic subsidiaries.

On November 22, 2010, Mobile Mini entered into a Second Supplemental Indenture with Wells Fargo Bank, N.A., as trustee (the Second Supplemental Indenture), in connection with the Company’s cash tender offer and consent solicitation for the MSG Notes. Pursuant to the Second Supplemental Indenture, substantially all of the restrictive covenants and certain events of default found in the indenture governing the MSG Notes were removed. The Indenture was terminated in January 2011 with the redemption of the remaining outstanding MSG Notes.

Senior Notes at December 31, consist of the following:

	2009	2010
	(In thousands)

Senior Notes, interest at 9.750%, maturing 2014	$150,000	$22,272	(1)
Senior Notes, interest at 6.875%, maturing 2015	198,850	150,000
Senior Notes, interest at 7.875%, maturing 2020	—	200,000

	348,850	372,272
Less unamortized discount	(3,448)	(617)

Total	$345,402	$371,655

(1)	The aggregate principal amount outstanding of the 9.750% Senior Notes at December 31, 2010 were redeemed in January 2011.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s revolving line of credit, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2010 are as follows (in thousands):

2011	$1,577
2012	846
2013	397,171
2014	22,425
2015	150,000
Thereafter	200,000

$772,019

Preferred Stock

As part of the consideration for the Merger, Mobile Mini issued 8.6 million shares of its Series A Convertible Redeemable Participating Preferred Stock, to the former MSG’s stockholders. The shares were determined to have an initial fair value of $196.6 million based upon a third party valuation. The outstanding shares had a liquidation preference of $147.4 million at December 31, 2009 and at December 31, 2010.

The preferred stock votes with Mobile Mini’s common stock as a single class. It ranks senior to the common stock only with respect to distributions upon the occurrence of the bankruptcy, liquidation, dissolution or winding up of Mobile Mini. Holders of a majority of the shares of preferred stock, may require the Company to redeem all of the outstanding preferred stock (i) if the Company enters into a binding agreement in respect of a sale of the Company (as defined in the Certificate of Designation for the preferred stock) at a sale price of less than $23.00 per share or (ii) at any time after the tenth anniversary of the preferred stock issuance date. If such majority holders do not exercise their redemption rights following either of these events, the Company at its option may redeem the preferred stock. These outstanding shares of preferred stock are convertible into an aggregate of 8.2 million shares of the Company’s common stock at any time at the option of the holders, representing an initial conversion price of $18.00 per common share. The preferred stock will be mandatorily convertible into the Company’s common stock if, after the first anniversary of the issuance thereof, its common stock trades above $23.00 per share for a period of 30 consecutive days. In 2009, 364,587 shares of preferred stock were converted to an equal number of shares of common stock. The preferred stock will not have any cash or payment-in-kind dividends (unless and until a dividend is paid with respect to the common stock, in which case dividends will be paid on an equal basis with the common stock, on an as-converted basis) and does not impose any financial covenants upon the Company.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes:

Income (loss) before taxes for the years ended December 31 consisted of the following:

	2008	2009	2010
	(In thousands)

U.S.	$70,534	$44,362	$18,593
Foreign	(13,493)	1,493	3,359

	$57,041	$45,855	$21,952

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

	2008	2009	2010
	(In thousands)

Current:
U.S. Federal	$—	$(262)	$—
State	210	333	741
Foreign	—	—	—

	210	71	741

Deferred:
U.S. Federal	26,549	16,574	5,963
State	2,662	1,661	638
Foreign	(1,421)	(249)	1,101

	27,790	17,986	7,702

	$28,000	$18,057	$8,443

The components of the net deferred tax liability at December 31, are approximately as follows:

	2009	2010
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$92,588	$124,862
Deferred revenue and expenses	5,941	5,564
Accrued compensation and other benefits	2,861	1,755
Allowance for doubtful accounts	1,116	696
Other	6,545	5,442

Total deferred tax assets	109,051	138,319
Valuation allowance	(1,126)	(1,358)

Net deferred tax assets	107,925	136,961

Deferred tax liabilities:
Accelerated tax depreciation	(254,977)	(286,980)
Accelerated tax amortization	(3,253)	(4,772)
Other	(5,392)	(10,776)

Total deferred tax liabilities	(263,622)	(302,528)

Net deferred tax liabilities	$(155,697)	$(165,567)

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested, aggregated approximately $0.1 million and $3.2 million as of December 31, 2009 and 2010, respectively. A net deferred tax liability of approximately $11.9 million related to the Company’s U.K. and The Netherlands operations have been combined with the net deferred tax liabilities of its U.S. operations in the Consolidated Balance Sheets at December 31, 2010.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31, is as follows:

	2008	2009	2010

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Non deductible expenses-other	1.6	0.5	0.7
Change in valuation allowance	—	—	1.1
Goodwill impairments	6.7	—	—
Foreign rate differential	2.3	0.4	(1.8)

	49.1%	39.4%	38.5%

At December 31, 2010, Mobile Mini had a U.S. federal net operating loss carryforward of approximately $301.6 million, which expires if unused from 2012 to 2030. At December 31, 2010, the Company had net operating loss carryforwards in the various states in which it operates totaling $208.3 million, which expire if unused from 2011 to 2030. At December 31, 2009 and 2010, the Company’s deferred tax assets do not include $5.5 million and $8.5 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by $8.5 million if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. In 2010, the Company recorded a valuation allowance of $0.2 million related to various state net operating losses that expired in 2010 or will expire in 2011. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

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

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, the Company’s tax years for 2008 and 2009 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2012 and 2013, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobile Mini paid income taxes of approximately $0.7 million, $0.9 million and $0.8 million in 2008, 2009 and 2010, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9)	Transactions with Related Persons:

When Mobile Mini was a private company prior to 1994, it leased some of its properties from entities originally controlled by its founder, Richard E. Bunger, and his family members. These related party leases remain in effect. The Company leases a portion of the property comprising its Phoenix location and the property comprising its Tucson location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is Mobile Mini’s President and Chief Executive Officer and has served as its Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $98,000, $178,000 and $202,000 in 2008, 2009 and 2010, respectively. The term of each of these leases expire on December 31, 2013. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2008, 2009 and 2010 under this lease were approximately $295,000, $307,000 and $317,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties or were less than the fair market rental value. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors.

It is Mobile Mini’s intention not to enter into any additional related person transactions other than extensions of these lease agreements.

(10)	Share-Based Compensation:

The Company awarded stock options and nonvested shares under the existing share-based compensation plans. The majority of these options and nonvested share-awards vest in equal annual installments over a four to five year period. The total value of these options and awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

The Company also grants its executive officers nonvested share-awards with vesting subject to a performance conditions. Vesting for these share-awards is dependent upon the officers fulfilling the service period requirements, as well as the Company meeting certain EBITDA targets in each of the next four years after the grant is awarded. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the four future targets is assessed as probable of being met. In 2009 and 2010, the share-based compensation expense was reduced by $1.4 million, and $0.4 million, respectively, to reflect anticipated shortfalls related to share-awards with vesting subject to a performance conditions.

Share-based payment expense related to the vesting of options and share-awards was approximately $3.5 million, $4.3 million and $5.8 million for 2008, 2009 and 2010, respectively. As of December 31, 2010, the unrecognized compensation cost related to share-awards was approximately $20.6 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years. As of December 31, 2010, total unrecognized compensation cost related to stock option awards was approximately $2.3 million and the related weighted-average period over which it is expected to be recognized is approximately 3.8 years.

The cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized from the exercise of stock options (excess tax benefits) are classified as financing cash flows. As of December 31, 2010, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share-based compensation expense and capitalized amounts for the years ending December 31:

	2008	2009	2010
	(In thousands)

Gross share-based compensation	$6,521	$6,090	$6,441
Capitalized share-based compensation	(865)	(308)	(149)

Share-based compensation expense	$5,656	$5,782	$6,292

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (number of shares in thousands):

	2008		2009		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,028	$17.02	1,853	$17.32	1,656	$17.01
Granted	—	—	—	—	262	19.76
Canceled/Expired	(41)	(23.35)	(120)	(25.73)	(140)	(19.17)
Exercised	(134)	(10.98)	(77)	(10.98)	(160)	(11.33)

Options outstanding, end of year	1,853	$17.32	1,656	$17.01	1,618	$17.84

Options exercisable, end of year	1,529	$17.56	1,461	$20.81	1,342	$17.34

Options and awards available for grant, end of year	296		2,794		2,233

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	532	$22.46

Awarded	673	15.78
Released	(149)	22.16
Forfeited	(66)	21.49

Nonvested at December 31, 2008	990	$18.03

Awarded	607	14.21
Released	(297)	18.76
Forfeited	(87)	18.29

Nonvested at December 31, 2009	1,213	$16.05

Awarded	451	18.19
Released	(341)	17.34
Forfeited	(100)	15.72

Nonvested at December 31, 2010	1,223	$16.51

The total fair value of share-awards vested in 2009 and 2010 were $5.6 million and $5.9 million, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity, as of December 31, 2010, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value
	(In thousands)			(In thousands)

Outstanding	1,618	$17.84	4.02	$5,254
Vested and expected to vest	1,570	$17.70	3.89	$5,247
Exercisable	1,342	$17.34	2.84	$5,254

The aggregate intrinsic value of options exercised during the period ended December 31, 2008, 2009 and 2010 was $1.3 million, $0.4 million and $1.0 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the key assumptions used for the period noted:

2010

Risk-free interest rate	2.1%
Expected life of the options (years)	5.0
Expected stock price volatility	45.0%
Expected dividend rate	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options and volatility rates are based on our historical data. We do not anticipate paying a dividend, and therefore no expected dividend yield was used.

The weighted average fair value of stock options granted was $8.23 for 2010. Mobile Mini did not grant stock options under the share-based compensation plan during 2008 or 2009.

(11)	Benefit Plans:

Stock Option and Equity Incentive Plans

In August 1994, Mobile Mini’s Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 and expired (with respect to granting additional options) in 2003. At December 31, 2010, there were no outstanding options to acquire shares under the 1994 Plan. In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan, which expired (with respect to granting additional options) in August 2009. As of December 31, 2010, there were outstanding options to acquire 1.33 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. At the Annual Stockholders’ Meeting in June 2009, the stockholders approved an amendment to the 2006 Equity Incentive Plan to increase the maximum number of shares that could be issued by an additional 3.0 million shares. The 2006 Plan is an “omnibus”

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan, as amended, has reserved 4.2 million shares of common stock for issuance. As of December 31, 2010, there were outstanding options to acquire 291,000 shares under the 2006 Plan.

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

In 2005, the Company began awarding nonvested shares under the existing share-based compensation plans. These nonvested shares vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2009 and 2010 certain officers of the Company received performance based nonvested shares. The Company did not grant performance based shares in 2008. If employment terminates, the nonvested shares are forfeited by the former employee.

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

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini can contribute 25% of its employees’ first 4% of contributions up to a maximum of $2 thousand per employee. The Company has a similar plan as governed and regulated by Canadian law, where the Company makes matching contributions with the same limitations as its 401(k) plan, to its Canadian employees.

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

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. Contributions are based on a pre-defined percentage of the employee’s earnings. The percentage contribution is based on the employee’s age, with two-thirds of the contribution made by the Company and one-third made by the employee. The administrative costs for this plan are deducted by the administrative agent from the contributions and the investment earnings.

In 2010, Mobile Mini did not make any contributions to the retirement plan in the U.S.

Mobile Mini made contributions to these plans of approximately $0.7 million, $0.5 million and $0.3 million in 2008, 2009 and 2010, respectively. The Company incurred approximately $11,700, $26,100 and $26,500 in 2008, 2009 and 2010, respectively, for administrative costs for these programs.

(12)	Commitments and Contingencies:

Leases

As discussed more fully in Note 9, Mobile Mini is obligated under four noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $12.3 million, $16.4 million and $18.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, contractual commitments associated with lease obligations are as follows (in thousands).

	Operating	Restructuring	Restructuring
	Lease	Related Lease	Sub-lease
	Commitments	Commitments	Income	Total
	(In thousands)

2011	$15,816	$2,272	$(656)	$17,432
2012	13,359	1,775	(580)	14,554
2013	11,376	1,359	(543)	12,192
2014	8,636	1,075	(512)	9,199
2015	5,517	280	—	5,797
Thereafter	7,336	918	—	8,254

Total	$62,040	$7,679	$(2,291)	$67,428

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2010, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 14 for a further discussion on restructuring related commitments.

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

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $10.7 million and $7.8 million at December 31, 2009 and 2010, respectively.

As of December 31, 2010, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $8.7 million in letters of credit.

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

(13)	Mergers and Acquisitions:

The Company enters new markets in one of three ways i) a new branch start-up, ii) or through acquiring a business consisting of the portable storage assets and related leases of other companies, or iii) by establishing greenfield operational yards which are new start-up locations that do not have all the overhead associated with a fully-staffed new branch start-up. An acquisition generally provides the Company with cash flow which enables the Company to immediately cover the overhead cost at a new branch. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.

In 2008, the Company completed the Merger by which MSG became a wholly-owned subsidiary of Mobile Mini, Inc., and also acquired four other portable storage businesses, three through asset purchase agreements and one as a stock purchase. The Merger and other acquisitions were accounted for as the purchase of a business with the purchased assets and assumed liabilities recorded at their estimated fair values of the date of each acquisition. The Company did not enter into any mergers or acquisitions in either 2009 or 2010.

(14)	Integration, Merger and Restructuring Costs:

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2008, 2009 and 2010:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)

Accrued obligations as of December 31, 2007	$—	$—	$—	$—
Restructuring costs accrued in purchase price allocation	1,811	5,328	—	7,139
Integration, merger and restructuring expense	7,705	5,788	5,307	18,800
Cash paid	(7,507)	(2,705)	(4,164)	(14,376)

Accrued obligations as of December 31, 2008	2,009	8,411	1,143	11,563
Integration, merger and restructuring expense	4,612	33	6,781	11,426
Cash paid	(6,156)	(2,702)	(7,921)	(16,779)

Accrued obligations as of December 31, 2009	465	5,742	3	6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	$—	$3,807	$—	$3,807

The following amounts are included in integration, merger and restructuring expense for the year ended December 31:

	2008	2009	2010
	(In thousands)

Severance and benefits	$7,705	$4,612	$2,214
Lease abandonment costs	5,788	33	—
Acquisition integration	5,307	6,781	1,800
Long-lived asset and inventory impairment charges	5,627	(121)	—

Integration, merger and restructuring expenses	$24,427	$11,305	$4,014

(15)	Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of tax, were as follows at December 31:

	2009	2010
	(In thousands)

Accumulated net unrealized loss on derivatives	$(4,733)	$(1,316)
Foreign currency translation adjustment	(21,058)	(24,671)

Accumulated other comprehensive loss	$(25,791)	$(25,987)

(16)	Segment Reporting:

The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar characteristics.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each branch has similar characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The branch operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each branch.

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

The tables below represent the Company’s revenues from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.

Revenue from external customers:

	2008	2009	2010
	(In thousands)

North America(1)	$356,303	$316,177	$277,068
United Kingdom	53,126	55,024	51,511
The Netherlands	5,975	3,260	2,178

Total revenues	$415,404	$374,461	$330,757

(1)	Includes revenues in the United States of $352.2 million, $313.0 million and $273.9 million for the fiscal years 2008, 2009 and 2010, respectively.

Long-lived assets:

	2008	2009	2010
	(In thousands)

North America(1)	$1,041,540	$1,002,675	$973,953
United Kingdom	120,914	132,356	131,203
The Netherlands	4,211	4,457	3,978

Total long-lived assets	$1,166,665	$1,139,488	$1,109,134

(1)	Includes long-lived assets of $1,028.2 million, $988.9 million and $959.9 million in the United States for the fiscal years 2008, 2009 and 2010, respectively.

(17)	Selected Consolidated Quarterly Financial Data (unaudited):

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2009 and 2010. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly earnings per share may not total to the fiscal year earnings per share due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except earnings per share)

2009
Leasing revenues	$89,516	$84,397	$82,098	$77,510
Total revenues	100,164	94,924	92,086	87,287
Gross profit margin on sales	3,191	3,238	3,273	3,108
Income from operations(1)	29,256	23,166	27,752	25,244
Net income(1)	8,466	5,227	8,120	5,985
Earnings per share:
Basic	$0.20	$0.12	$0.19	$0.14

Diluted(1)	$0.20	$0.12	$0.19	$0.14

2010
Leasing revenues	$70,179	$72,911	$75,599	$76,345
Total revenues	76,878	81,843	84,617	87,419
Gross profit margin on sales	2,224	2,717	2,919	3,299
Income from operations(2)	18,560	21,827	23,725	25,827
Net income(2)(3)	2,410	4,779	5,469	851
Earnings per share:
Basic	$0.06	$0.11	$0.13	$0.02

Diluted(2)(3)	$0.06	$0.11	$0.12	$0.02

(1)	Includes integration, merger and restructuring expense of $11.3 million ($7.0 after tax), or $0.17 per diluted share during the fiscal year 2009 and one-time expenses of $0.8 million ($0.5 million after tax), or $0.01 per diluted share during the fiscal year 2009.

(2)	Includes integration, merger and restructuring expense of $4.0 million ($2.5 million after tax), or $0.06 per diluted share during the fiscal year 2010 and, one-time expenses of $0.3 million ($0.2 million after tax), with no effect to earnings per diluted share for fiscal year 2010.

(3)	Includes debt restructuring expense and deferred financing costs write-off of $11.5 million ($7.1 million after tax), or $0.16 per diluted share for fiscal year 2010.

(18)	Condensed Consolidating Financial Information

Mobile Mini Supplemental Indenture

The following tables present the condensed consolidating financial information of Mobile Mini, Inc., representing the subsidiaries of the Guarantors of the Senior Notes and the Non-Guarantor Subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, and management has determined that such information is not material to investors.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2010

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash	$1,065	$569	$—	$1,634
Receivables, net	31,496	11,182	—	42,678
Inventories	17,812	1,806	(49)	19,569
Lease fleet, net	909,715	118,688	—	1,028,403
Property, plant and equipment, net	64,238	16,493	—	80,731
Deposits and prepaid expenses	7,334	1,071	—	8,405
Other assets and intangibles, net	19,856	3,622	—	23,478
Goodwill	447,278	64,141	—	511,419
Intercompany	106,502	35,788	(142,290)	—

Total assets	$1,605,296	$253,360	$(143,339)	$1,716,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,604	$5,003	$—	$13,607
Accrued liabilities	46,215	3,061	—	49,276
Lines of credit	358,232	38,650	—	396,882
Notes payable	289	—	—	289
Obligations under capital leases	2,576	—	—	2,576
Senior Notes, net of discount	371,655	—	—	371,655
Deferred income taxes	154,335	11,926	(694)	165,567
Intercompany	23	4,658	(4,681)	—

Total liabilities	941,929	63,298	(5,375)	999,852

Commitments and contingencies
Convertible preferred stock	147,427	—	—	147,427
Stockholders’ equity:
Common stock	390	18,434	(18,434)	390
Additional paid-in capital	349,695	119,173	(119,175)	349,693
Retained earnings	205,131	78,466	645	284,242
Accumulated other comprehensive loss	24	(26,011)	—	(25,987)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	515,940	190,062	(136,964)	569,038

Total liabilities and stockholders’ equity	$1,605,296	$253,360	$(142,339)	$1,716,317

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2008

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2009

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2010

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Leasing	$246,846	$48,188	$—	$295,034
Sales	28,005	5,151	—	33,156
Other	2,217	350	—	2,567

Total revenues	277,068	53,689	—	330,757

Costs and expenses:
Cost of sales	18,305	3,692	—	21,997
Leasing, selling and general expenses	142,861	36,260	—	179,121
Integration, merger and restructuring expenses	3,998	16	—	4,014
Depreciation and amortization	29,075	6,611	—	35,686

Total costs and expenses	194,239	46,579	—	240,818

Income from operations	82,829	7,110	—	89,939
Other income (expense):
Interest income	811	1	(811)	1
Interest expense	(54,345)	(2,896)	811	(56,430)
Dividend income	847	—	(847)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Debt restructuring expense	(11,024)	—	—	(11,024)
Deferred financing costs write-off	(525)	—	—	(525)
Foreign currency exchange	—	(9)	—	(9)

Income (loss) before provision for (benefit from) income taxes	(79,849)	102,648	(847)	21,952
Provision for (benefit from) income taxes	7,429	1,104	(90)	8,443

Net income (loss)	$(87,278)	$101,544	$(757)	$13,509

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2008

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$46,093	$(17,219)	$167	$29,041
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4,351	912	(2)	5,261
Provision for restructuring charge	5,626	—	—	5,626
Goodwill impairment	—	13,667	—	13,667
Amortization of deferred financing costs	2,455	—	—	2,455
Amortization of long-term liabilities	418	—	—	418
Share-based compensation expense	5,139	512	5	5,656
Depreciation and amortization	26,402	5,365	—	31,767
Gain on sale of lease fleet units	(8,977)	(888)	16	(9,849)
Loss on disposal of property, plant and equipment	566	1	—	567
Deferred income taxes	29,273	(1,381)	31	27,923
Foreign currency loss	—	112	—	112
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,031)	(1,029)	—	(3,060)
Inventories	7,655	—	—	7,655
Deposits and prepaid expenses	(698)	875	—	177
Other assets and intangibles	105	—	—	105
Accounts payable	(11,469)	(4,262)	—	(15,731)
Accrued liabilities	(1,432)	(1,840)	—	(3,272)
Intercompany	(2,502)	4,025	(1,523)	—

Net cash provided by (used in) operating activities	100,974	(1,150)	(1,306)	98,518

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(36,448)	3,198	—	(33,250)
Additions to lease fleet, excluding acquisitions	(58,016)	(18,606)	—	(76,622)
Proceeds from sale of lease fleet units	24,652	3,758	(72)	28,338
Additions to property, plant and equipment	(11,614)	(5,260)	—	(16,874)
Proceeds from sale of property, plant and equipment	492	3	—	495

Net cash used in investing activities	(80,934)	(16,907)	(72)	(97,913)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	109,975	19,376	(9,010)	120,341
Deferred financing costs	(15,166)	—	—	(15,166)
Proceeds from issuance of notes payable	1,249	—	—	1,249
Principal payments on notes payable	(113,851)	(30)	—	(113,881)
Principal payments on capital lease obligations	(702)	(2)	—	(704)
Issuance of common stock, net	1,472	—	—	1,472
Intercompany	209	(253)	44	—

Net cash (used in) provided by financing activities	(16,814)	19,091	(8,966)	(6,689)

Effect of exchange rate changes on cash	(3,051)	(1,728)	10,344	5,565

Net increase (decrease) in cash	175	(694)	—	(519)
Cash at beginning of year	2,033	1,670	—	3,703

Cash at end of year	$2,208	$976	$—	$3,184

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2009

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$28,912	$(27)	$(1,087)	$27,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,189	497	15	2,701
Amortization of deferred financing costs	4,456	—	—	4,456
Amortization of long-term liabilities	906	—	—	906
Share-based compensation expense	5,263	526	(7)	5,782
Depreciation and amortization	31,562	7,520	—	39,082
Gain on sale of lease fleet units	(10,586)	(1,065)	(10)	(11,661)
Loss on disposal of property, plant and equipment	47	5	—	52
Deferred income taxes	17,460	(247)	(12)	17,201
Foreign currency loss	—	88	—	88
Changes in certain assets and liabilities:
Receivables	13,503	5,123	—	18,626
Inventories	2,545	1,146	—	3,691
Deposits and prepaid expenses	3,528	(116)	—	3,412
Other assets and intangibles	(845)	—	—	(845)
Accounts payable	(1,850)	(4,443)	—	(6,293)
Accrued liabilities	(16,127)	(2,099)	—	(18,226)
Intercompany	(8,652)	8,310	342	—

Net cash provided by (used in) operating activities	72,311	15,218	(759)	86,770

Cash Flows From Investing Activities:
Additions to lease fleet	(13,140)	(8,377)	—	(21,517)
Proceeds from sale of lease fleet units	29,135	4,353	7	33,495
Additions to property, plant and equipment	(7,059)	(3,235)	—	(10,294)
Proceeds from sale of property, plant and equipment	941	311	—	1,252
Other	112	—	—	112

Net cash provided by (used in) investing activities	9,989	(6,948)	7	3,048

Cash Flows From Financing Activities:
Net repayments borrowings under lines of credit	(83,903)	(7,305)	10,331	(80,877)
Redemption of 9.75% Senior Notes	(1,150)	—	—	(1,150)
Deferred financing costs	(75)	—	—	(75)
Proceeds from issuance of notes payable	1,272	—	—	1,272
Principal payments on notes payable	(1,478)	(55)	—	(1,533)
Principal payments on capital lease obligations	(1,435)	1	(2)	(1,436)
Issuance of common stock, net	800	—	—	800
Intercompany	(209)	(1,076)	1,285	—

Net cash (used in) provided by financing activities	(86,178)	(8,435)	11,614	(82,999)

Effect of exchange rate changes on cash	2,252	347	(10,862)	(8,263)

Net (decrease) increase in cash	(1,626)	182	—	(1,444)
Cash at beginning of year	2,208	976	—	3,184

Cash at end of year	$582	$1,158	$—	$1,740

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2010

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(87,278)	$101,544	$(757)	$13,509
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Debt restructuring expense	11,024	—	—	11,024
Deferred financing costs write-off	525	—	—	525
Provision for doubtful accounts	1,368	524	—	1,892
Amortization of deferred financing costs	4,366	—	—	4,366
Amortization of long-term liabilities	981	53	—	1,034
Share-based compensation expense	5,723	569	—	6,292
Depreciation and amortization	29,075	6,611	—	35,686
Gain on sale of lease fleet units	(9,050)	(995)	—	(10,045)
Loss on disposal of property, plant and equipment	25	9	—	34
Deferred income taxes	6,625	1,102	9	7,736
Foreign currency loss	—	9	—	9
Changes in certain assets and liabilities:
Receivables	(3,689)	(280)	—	(3,969)
Inventories	2,366	140	—	2,506
Deposits and prepaid expenses	1,263	223	—	1,486
Other assets and intangibles	(873)	—	—	(873)
Accounts payable	(5)	(430)	—	(435)
Accrued liabilities	(9,623)	(349)	—	(9,972)
Intercompany	34,809	(14,009)	(20,800)	—

Net cash (used in) provided by operating activities	(12,368)	94,721	(21,548)	60,805

Cash Flows From Investing Activities:
Additions to lease fleet	(7,239)	(7,864)	—	(15,103)
Proceeds from sale of lease fleet units	25,675	3,185	—	28,860
Additions to property, plant and equipment	(6,693)	(1,862)	—	(8,555)
Proceeds from sale of property, plant and equipment	68	81	—	149

Net cash provided by (used in) investing activities	11,811	(6,460)	—	5,351

Cash Flows From Financing Activities:
Net repayments under lines of credit	(7,917)	(66,423)	(2,433)	(76,773)
Proceeds from issuance of 7.875% Senior Notes	200,000	—	—	200,000
Redemption of 9.75% Senior Notes	(176,578)	—	—	(176,578)
Senior Note redemption premiums	(8,955)	—	—	(8,955)
Deferred financing costs	(4,964)	—	—	(4,964)
Proceeds from issuance of notes payable	466	—	—	466
Principal payments on notes payable	(1,276)	(27)	—	(1,303)
Principal payments on capital lease obligations	(1,484)	(1)	—	(1,485)
Issuance of common stock, net	1,861	—	—	1,861
Intercompany	—	(860)	860	—

Net cash provided by (used in) financing activities	1,153	(67,311)	(1,573)	(67,731)

Effect of exchange rate changes on cash	(113)	(21,539)	23,121	1,469

Net increase (decrease) in cash	483	(589)	—	(106)
Cash at beginning of year	582	1,158	—	1,740

Cash at end of year	$1,065	$569	$—	$1,634

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. (and subsidiaries) as of December 31, 2010 and 2009, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Mobile Mini, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Phoenix, Arizona
March 1, 2011

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS OF MOBILE MINI, INC.

Set forth below is information respecting the name, age and position with Mobile Mini of our 2010 executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days following our fiscal year end (the 2011 Proxy Statement).

Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a director of Cavco Industries, Inc., one of the nation’s largest producers of manufactured housing. Mr. Bunger graduated from Arizona State University with a B.A. in Business Administration. Age 49.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 48.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from Mobile Storage Group. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with Mobile Storage Group. Prior to that he had served as Regional Vice President of Rental Service Corporation, working there from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 21 years. Age 43.

Kyle G. Blackwell joined Mobile Mini in 1988 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start up of our Texas locations. Age 47.

Ronald Halchishak joined Mobile Mini after the combination with Mobile Storage Group in June 2008 as our Senior Vice President and Managing Director-Europe. He had been a Managing Director of Ravenstock MSG since July 2007. Prior to that, from June 2003 to January 2007, he served as the Vice President of the Mid-Atlantic for

Nations Rent. From June 1991 to March 2001, Mr. Halchishak was Division President at Rental Service Corporation. He graduated from Humboldt State University with a B.A. in political science and psychology. Age 63.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996 and also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 41.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University. Age 46.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 60.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 39.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2011 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2011 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our employees generally, and a Supplemental Code of Ethics applicable to our Chief Financial Officer and Senior Financial Officers in compliance with applicable rules of the SEC that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of these Codes is available free of charge on the “Investors” section of our web site at www.mobilemini.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Supplemental Code of Ethics by posting such information on our web site at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to information included in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1994 Stock Option Plan (the 1994 Plan), the 1999 Stock Option Plan (the 1999 Plan) and the 2006 Equity Incentive Plan (the 2006 Plan), pursuant to which we may grant equity awards to eligible persons. The

1994 Plan expired in 2003 and no additional options may be granted thereunder and there are no outstanding options subject to exercise at the end of 2010 pursuant thereto. The 1999 Plan expired in 2009 and no additional options maybe granted thereunder and outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2010. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

	Common Shares		Common Shares Remaining
	to be Issued Upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Shares
	and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by Mobile Mini stockholders(1)	1,618	$17.83	2,233
Equity compensation plans not approved by Mobile Mini stockholders	0	0	0

Totals	1,618	$17.83	2,233

(1)	Of these shares, options to purchase 1.32 million shares were outstanding under the 1999 Plan and options to purchase 0.3 million shares were outstanding under the 2006 Plan.

On December 31, 2010, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $19.69.

The information set forth in our 2011 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2011 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth in our 2011 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Report are included in Item 8 of this Report.

(2) The following financial statement schedule for the years ended December 31, 2008, 2009 and 2010 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2010:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).
3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).
4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).
4.3	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar. ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on June 26, 2007) (the Mobile Mini Indenture)).
4.4	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
4.5	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee. ((Incorporated by reference to Exhibit 4.1 to Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the MSG Indenture)).

Exhibit
Number		Description

4.6		Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
4.7		Indenture, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on November 29, 2010).
4.8		Second Supplemental Indenture, dated as of November 22, 2010, among the Registrant, the Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).
10.1		Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).
10.2		Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).
10.3		Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4		Mobile Mini, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 annual meeting of shareholders filed on April 30, 2009 under cover of Schedule 14A).
10.5		ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
10	.6+	Schedules to the ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsch Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).
10.7		First Amendment to ABL Credit Agreement, dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 4, 2008).
10.8		Schedules to the First Amendment to ABL Credit Agreement dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).
10.9		Second Amendment to ABL Credit Agreement, dated August 18, 2010, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed on August 20, 2010).
10.10		Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated June 2, 2008).
10.11		2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).
10.12		Employment Agreement dated September 30, 2008 between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).
10.13		Employment Agreement dated October 15, 2008 between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).

Exhibit
Number		Description

10.14		2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).
10.15		Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 23, 2008).
10.16		2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).
10.17		Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).
10.18		Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).
10.19		Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
10.20		Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).
10.21		Registration Rights Agreement, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, and the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).
21*		Subsidiaries of Mobile Mini, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm.
23	.2*	Consent of Independent Valuation Firm.
31	.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
31	.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.
101	.INS***	XBRL Instance Document.
101	.SCH***	XBRL Taxonomy Extension Schema Document.
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.
101	.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 1, 2011	By:	/s/ Steven G. Bunger Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By:	/s/ Steven G. Bunger Steven G. Bunger President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 1, 2011	By:	/s/ Mark E. Funk Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 1, 2011	By:	/s/ Deborah K. Keeley Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 1, 2011	By:	/s/ James J. Martell James J. Martell, Director
Date: March 1, 2011	By:	/s/ Jeffrey S. Goble Jeffrey S. Goble, Director
Date: March 1, 2011	By:	/s/ Stephen A McConnell Stephen A McConnell, Director
Date: March 1, 2011	By:	/s/ Frederick G. McNamee Frederick G. McNamee, Director
Date: March 1, 2011	By:	/s/ Sanjay Swani Sanjay Swani, Director
Date: March 1, 2011	By:	/s/ Lawrence Trachtenberg Lawrence Trachtenberg, Director
Date: March 1, 2011	By:	/s/ Michael L. Watts Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.
VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2008	2009	2010
	(In thousands)

Allowance for doubtful accounts:
Balance at beginning of year	$3,993	$7,193	$3,715
Provision charged to expense	5,261	2,701	1,892
Acquired through business acquisitions	2,873	623	—
Write-offs	(4,934)	(6,802)	(3,183)

Balance at end of year	$7,193	$3,715	$2,424

INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number	Description

21	Subsidiaries of Mobile Mini, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Valuation Firm.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.