Form 10-Q
period 2011-03-31
MOBILE MINI INC
filed 2011-05-10
CIK 911109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At April 15, 2011, there were outstanding 44,985,180 shares of the issuer’s common stock.

MOBILE MINI, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2011

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets December 31, 2010 and March 31, 2011 (unaudited)	3

Condensed Consolidated Statements of Income (unaudited) Three Months Ended March 31, 2010 and March 31, 2011	4

Condensed Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2010 and March 31, 2011	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39

Item 6. Exhibits	39

SIGNATURES

Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MOBILE MINI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31, 2010	March 31, 2011
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,634	$2,389
Receivables, net of allowance for doubtful accounts of $2,424 and $2,327 at December 31, 2010 and March 31, 2011, respectively	42,678	41,345
Inventories	19,569	20,538
Lease fleet, net	1,028,403	1,026,530
Property, plant and equipment, net	80,731	81,640
Deposits and prepaid expenses	8,405	8,756
Other assets and intangibles, net	23,478	21,850
Goodwill	511,419	513,803

Total assets	$1,716,317	$1,716,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$13,607	$15,428
Accrued liabilities	49,276	50,782
Lines of credit	396,882	400,169
Notes payable	289	197
Obligations under capital leases	2,576	2,188
Senior Notes, net	371,655	349,654
Deferred income taxes	165,567	169,026

Total liabilities	999,852	987,444

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2010 and 8,556 issued and 8,182 outstanding at March 31, 2011, stated at liquidation preference values	147,427	147,272

Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,962 issued and 36,787 outstanding at December 31, 2010 and 38,981 issued and 36,806 outstanding at March 31, 2011	390	390
Additional paid-in capital	349,693	351,659
Retained earnings	284,242	288,393
Accumulated other comprehensive loss	(25,987)	(19,007)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	569,038	582,135

Total liabilities and stockholders’ equity	$1,716,317	$1,716,851

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2011
Revenues:
Leasing	$70,179	$72,679
Sales	6,314	9,412
Other	385	768

Total revenues	76,878	82,859

Costs and expenses:
Cost of sales	4,090	6,019
Leasing, selling and general expenses	42,862	47,088
Integration, merger and restructuring expenses	2,226	205
Depreciation and amortization	9,140	8,795

Total costs and expenses	58,318	62,107

Income from operations	18,560	20,752
Other income (expense):
Interest income	1	—
Interest expense	(14,687)	(12,699)
Debt restructuring expense	—	(1,334)
Foreign currency exchange loss	(8)	(1)

Income before provision for income taxes	3,866	6,718
Provision for income taxes	1,456	2,567

Net income	2,410	4,151
Earnings allocable to preferred stockholders	(456)	(777)

Net income available to common stockholders	$1,954	$3,374

Earnings per share:
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Weighted average number of common and common share equivalents outstanding:
Basic	35,083	35,580

Diluted	43,514	44,474

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2011
Cash Flows From Operating Activities:
Net income	$2,410	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	—	1,334
Provision for doubtful accounts	615	499
Amortization of deferred financing costs	1,114	1,041
Amortization of long-term liabilities	338	84
Share-based compensation expense	1,416	1,325
Depreciation and amortization	9,140	8,795
Gain on sale of lease fleet units	(2,026)	(3,093)
(Gain) loss on disposal of property, plant and equipment	(7)	21
Deferred income taxes	1,456	2,568
Foreign currency transaction loss	8	1
Changes in certain assets and liabilities:
Receivables	3,087	1,259
Inventories	748	(894)
Deposits and prepaid expenses	952	(305)
Other assets and intangibles	(182)	(97)
Accounts payable	(775)	1,631
Accrued liabilities	(8,044)	2,454

Net cash provided by operating activities	10,250	20,774

Cash Flows From Investing Activities:
Additions to lease fleet	(3,832)	(3,517)
Proceeds from sale of lease fleet units	5,439	8,203
Additions to property, plant and equipment	(557)	(3,191)
Proceeds from sale of property, plant and equipment	48	26

Net cash provided by investing activities	1,098	1,521

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(6,983)	3,288
Proceeds from issuance of notes payable	94	—
Redemption of 9.75% senior notes due 2014	(6,000)	(22,272)
Redemption premiums of 9.75% senior notes due 2014	—	(1,086)
Principal payments on notes payable	(343)	(92)
Principal payments on capital lease obligations	(361)	(389)
Issuance of common stock, net	227	446

Net cash used in financing activities	(13,366)	(20,105)

Effect of exchange rate changes on cash	2,796	(1,435)

Net increase in cash	778	755
Cash at beginning of period	1,740	1,634

Cash at end of period	$2,518	$2,389

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(739)	$(655)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc. (referred to herein as “Mobile Mini”, “us,” “we,” “our” or the “Company”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-company balances and transactions have been eliminated.
The local currency of the Company’s foreign operations is translated to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented and the Company is subject to foreign exchange rate fluctuations in connection with the Company’s European and Canadian operations.
The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2011 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first quarter of the year.
These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011.
NOTE B — Recent Accounting Pronouncements
Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on its consolidated financial statements and related disclosures.
Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. The new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on its consolidated financial statements and related disclosures.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. The new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for the Company beginning January 1, 2011. The Company adopted this accounting standard and does not expect it to have a material impact on its consolidated financial statements and related disclosures.
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
Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Valuation
Interest Rate Swap Agreements	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
December 31, 2010	$(2,124)	$—	$(2,124)	$—	(1)
March 31, 2011	$(1,058)	$—	$(1,058)	$—	(1)

(1)	The Company’s interest rate swap agreements are not traded on a market exchange. As a result, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2010 and March 31, 2011, the fair value of interest rate swap agreements is recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE D — Fair Value of Financial Instruments
The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.
The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and revolving credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and revolving credit facility debt at December 31, 2010 and March 31, 2011 approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), its $200.0 million aggregate principal amount of 7.875% senior notes originally due 2020 (the “2020 Notes,” and together with the 2015 Notes, the “Mobile Mini Notes”) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group, Inc. (“MSG”) due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”) is based on the latest sales price of such notes at the end of each period obtained from a third-party institution.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31, 2010	March 31, 2011
	(In thousands)
Carrying value	$371,655	$349,654

Fair value	$375,608	$366,125

As of March 31, 2011, the remaining aggregate principal amount outstanding of the MSG Notes at December 31, 2010 ($22.3 million), were fully redeemed and are no longer outstanding. The redemption of these notes resulted in a debt restructuring charge of $1.3 million representing tender premiums of $1.1 million and the remaining unamortized acquisition date discount of $0.2 million.
NOTE E — Earnings Per Share
The Company issued preferred stock that participates in distributions of earnings on the same basis as shares of common stock. As such, the Company adopted the accounting guidance for the standards regarding the computation of earnings per share, or EPS for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Earnings for the period are required to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income per share for securities other than common stock. Accordingly, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock using the treasury stock method.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month period ended March 31:

	Three Months Ended March 31,
	2010	2011
	(In thousands except earnings per share)
Historical net income per share:
Numerator:
Net income	$2,410	$4,151
Less: Earnings allocable to preferred stockholders	(456)	(777)

Net income available to common stockholders	$1,954	$3,374

Basic EPS Denominator:
Common stock outstanding beginning of period	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	20	15

Denominator for basic net income per share	35,083	35,580

Diluted EPS Denominator:
Common stock outstanding beginning of period	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended March 31,	20	15
Dilutive effect of employee stock options on nonvested share-awards assumed converted during the period ended March 31,	240	704
Dilutive effect of convertible preferred stock assumed converted during the period ended March 31,	8,191	8,190

Denominator for diluted net income per share	43,514	44,474

Basic net income per share	$0.06	$0.09

Diluted net income per share	$0.06	$0.09

Basic weighted average number of common shares outstanding as of March 31, 2010 and 2011 does not include 1.2 million and 1.2 million, respectively, of share-awards because the awards had not yet vested.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Stock options	943	583
Nonvested share-awards	346	20
NOTE F — Share-Based Compensation
At March 31, 2011, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.
Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a four- to five-year period. The Company has not granted any stock option awards in 2011. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis.
The Company also awards restricted stock, also called nonvested share-awards in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a four- to five-year period. The total value of these awards is expensed on a straight-line basis over the service period of the employees receiving the awards. The “service period” is the time during which the employees receiving awards must remain employees for the shares granted to fully vest.
In addition, the Company awards nonvested share-awards to certain executive officers with vesting subject to performance conditions. Vesting of these nonvested share-awards is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain EBITDA (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) targets in each of the next four years. The Company has not issued any share-awards subject to performance conditions in 2011. For previously issued performance-based awards, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the likelihood of attaining each of the four future targets is assessed as probable. For these performance-based awards, the accelerated attribution method has been used to recognize the expense.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of March 31, 2011:

		Weighted-Average
	March 31, 2011	Recognition Period
	(In thousands)	(Years)
Share-awards	$19,009	2.97
Stock option awards	$2,056	3.53
The following table summarizes the share-based compensation expense and capitalized amounts for the three months ended March 31:

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Gross share-based compensation	$1,449	$1,363
Capitalized share-based compensation	(33)	(38)

Share-based compensation expense	$1,146	$1,325

A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2011 is as follows:

	Number of	Weighted
	Shares	Average
	(In thousands)	Exercise Price
Balance at December 31, 2010	1,618	$17.84
Granted	—	—
Exercised	(33)	$14.23
Canceled/Expired	(3)	$25.67

Balance at March 31, 2011	1,582	$17.89

The intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $300,000.
A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2011 is as follows:

	Number of	Weighted Average
	Shares	Grant Date Fair
	(In thousands)	Value
Nonvested at December 31, 2010	1,223	$16.51
Awarded	12	$22.05
Released	(31)	$14.51
Forfeited	(8)	$15.59

Nonvested at March 31, 2011	1,196	$16.62

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
A summary of fully-vested stock options and stock options expected to vest, as of March 31, 2011, is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term	(In thousands)
Outstanding	1,582	$17.89	3.83	$10,503
Vested and expected to vest	1,546	$17.78	3.74	$10,398
Exercisable	1,305	$17.40	2.63	$9,386
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. No stock options were granted during the three-month period ended March 31, 2011.
NOTE G — Inventories
Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out (“FIFO”) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO (International Organization for Standardization) containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.
Inventories consisted of the following at the dates indicated:

	December 31, 2010	March 31, 2011
	(In thousands)
Raw material and supplies	$14,934	$15,807
Work-in-process	197	225
Finished portable storage units	4,438	4,506

	$19,569	$20,538

NOTE H — Income Taxes
The Company files U.S. Federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax years for 2008 and 2009 are subject to tax examination by the U.S. Internal Revenue Service (“IRS”) through September 15, 2012 and 2013, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in the accompanying Condensed Consolidated Statements of Income.
NOTE I — Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the accompanying Condensed Consolidated Statements of Income.
Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2010	March 31, 2011
	(In thousands)
Land	$11,081	$11,140
Vehicles and equipment	80,594	82,693
Buildings and improvements (1)	15,832	16,841
Office fixtures and equipment	27,368	28,196

	134,875	138,870
Less accumulated depreciation	(54,144)	(57,230)

Total property, plant and equipment	$80,731	$81,640

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.
NOTE J — Lease Fleet
Mobile Mini has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices and steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.
In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience. Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Lease fleet consisted of the following at the dates indicated:

	December 31, 2010	March 31, 2011
	(In thousands)
Steel storage containers	$612,214	$612,282
Offices	529,892	533,066
Van trailers	3,762	3,532
Other (chassis and ancillary products)	2,491	2,517

	1,148,359	1,151,397
Accumulated depreciation	(119,956)	(124,867)

Lease fleet, net	$1,028,403	$1,026,530

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
The Company had interest rate swap agreements with an aggregate notional amount of $125.0 million at March 31, 2011. The fixed interest rates on the Company’s five swap agreements range from 3.25% to 3.87%, averaging 3.74%. The swap agreements mature during 2011.
The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
		Fair Value
	Balance Sheet Location	(In thousands)
December 31, 2010	Accrued liabilities	$(2,124)

March 31, 2011	Accrued liabilities	$(1,058)

Interest Rate Swap Agreements
Amount of Gain
Recognized in Other
Comprehensive Income on
Derivatives
(In thousands)

Three months ended March 31, 2010 (net of income tax expense of $472)	$739

Three months ended March 31, 2011 (net of income tax expense of $411)	$655

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
NOTE L — Segment Reporting
The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s locations operate in their local currency and although the Company is exposed to foreign exchange rate fluctuations in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar characteristics. Each location has similar characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The local operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each location.
In managing the Company’s business, management focuses on growing leasing revenues, EBITDA and EPS.
Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore reportable segment information is the same as contained in the accompanying condensed consolidated financial statements.
The tables below represent the Company’s revenues from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.
Revenues from customers:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
North America (1)	$64,373	$68,363
United Kingdom	12,046	13,916
The Netherlands	459	580

Total revenues	$76,878	$82,859

(1)	Includes revenues in the United States of $63.7 million and $67.6 million for the three-month periods ended March 31, 2010 and 2011, respectively.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
Long-lived assets:

	December 31, 2010	March 31, 2011
	(In thousands)
North America (1)	$973,953	$967,614
United Kingdom	131,203	136,404
The Netherlands	3,978	4,152

Total long-lived assets	$1,109,134	$1,108,170

(1)	Includes long lived assets of $959.9 million and $953.3 million in the United States at December 31, 2010 and March 31, 2011, respectively.
NOTE M — Comprehensive Income (Loss)
Comprehensive income (loss), net of tax, consisted of the following at the dates indicated:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Net income	$2,410	$4,151
Net unrealized gain on derivatives	739	655
Foreign currency translation adjustment	(7,674)	6,324

Total comprehensive (loss) income	$(4,525)	$11,130

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2010	March 31, 2011
	(In thousands)
Accumulated net unrealized loss on derivatives	$(1,316)	$(661)
Foreign currency translation adjustment	(24,671)	(18,346)

Total accumulated other comprehensive loss	$(25,987)	$(19,007)

NOTE N — Integration, Merger and Restructuring Expenses
In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets.
As a result of the acquisition, the Company leveraged the combined fleet and restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the period ended March 31, 2011:

		Lease
	Severance and	Abandonment	Acquisition
	Benefits	Costs	Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	—	3,807	—	3,807
Integration, merger and restructuring expenses	108	—	97	205
Cash paid	(99)	(422)	(97)	(618)

Accrued obligations as of March 31, 2011	$9	$3,385	$—	$3,394

These accrued obligations are expected to be paid out through the year 2014.
The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
Severance and benefits	$1,651	$108
Acquisition integration	575	97

Integration, merger and restructuring expenses	$2,226	$205

NOTE O — Subsequent Events
Effective April 14, 2011, all of the remaining issued and outstanding shares of Series A Convertible Redeemable Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), of Mobile Mini, Inc. automatically converted into an aggregate of 8,182,356 shares of the Company’s common stock, par value $0.01 per share, in accordance with the terms and conditions set forth in the Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued in connection with the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2008, by and among Mobile Mini, Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P.
NOTE P — Condensed Consolidating Financial Information
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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS

Cash	$1,065	$569	$—	$1,634
Receivables, net	31,496	11,182	—	42,678
Inventories	17,812	1,806	(49)	19,569
Lease fleet, net	909,715	118,688	—	1,028,403
Property, plant and equipment, net	64,238	16,493	—	80,731
Deposits and prepaid expenses	7,334	1,071	—	8,405
Other assets and intangibles, net	19,856	3,622	—	23,478
Goodwill	447,278	64,141	—	511,419
Intercompany	106,502	35,788	(142,290)	—

Total assets	$1,605,296	$253,360	$(142,339)	$1,716,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,604	$5,003	$—	$13,607
Accrued liabilities	46,215	3,061	—	49,276
Lines of credit	358,232	38,650	—	396,882
Notes payable	289	—	—	289
Obligations under capital leases	2,576	—	—	2,576
Senior Notes, net of discount	371,655	—	—	371,655
Deferred income taxes	154,335	11,926	(694)	165,567
Intercompany	23	4,658	(4,681)	—

Total liabilities	941,929	63,298	(5,375)	999,852

Commitments and contingencies
Convertible preferred stock	147,427	—	—	147,427
Stockholders’ equity:
Common stock	390	18,434	(18,434)	390
Additional paid-in capital	349,695	119,173	(119,175)	349,693
Retained earnings	205,131	78,466	645	284,242
Accumulated other comprehensive loss	24	(26,011)	—	(25,987)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	515,940	190,062	(136,964)	569,038

Total liabilities and stockholders’ equity	$1,605,296	$253,360	$(142,339)	$1,716,317

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2011
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,031	$358	$—	$2,389
Receivables, net	29,299	12,046	—	41,345
Inventories	17,962	2,626	(50)	20,538
Lease fleet, net	902,742	123,788	—	1,026,530
Property, plant and equipment, net	64,872	16,768	—	81,640
Deposits and prepaid expenses	7,788	968	—	8,756
Other assets and intangibles, net	18,413	3,437	—	21,850
Goodwill	447,328	66,475	—	513,803
Intercompany	106,531	35,903	(142,434)	—

Total assets	$1,596,966	$262,369	$(142,484)	$1,716,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,360	$7,068	$—	$15,428
Accrued liabilities	47,762	3,020	—	50,782
Lines of credit	361,800	38,369	—	400,169
Notes payable	197	—	—	197
Obligations under capital leases	2,188	—	—	2,188
Senior Notes, net	349,654	—	—	349,654
Deferred income taxes	157,095	12,640	(709)	169,026
Intercompany	23	4,802	(4,825)	—

Total liabilities	927,079	65,899	(5,534)	987,444

Commitments and contingencies

Convertible preferred stock	147,272	—	—	147,272

Stockholders’ equity:
Common stock	390	18,434	(18,434)	390
Additional paid-in capital	351,659	119,175	(119,175)	351,659
Retained earnings	208,776	78,958	659	288,393
Accumulated other comprehensive loss	1,090	(20,097)	—	(19,007)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	522,615	196,470	(136,950)	582,135

Total liabilities and stockholders’ equity	$1,596,966	$262,369	$(142,484)	$1,716,851

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2010
(In thousands)

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2011
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$59,656	$13,023	$—	$72,679
Sales	8,023	1,389	—	9,412
Other	684	84	—	768

Total revenues	68,363	14,496	—	82,859

Costs and expenses:
Cost of sales	5,034	985	—	6,019
Leasing, selling and general expenses	36,811	10,277	—	47,088
Integration, merger and restructuring expenses	205	—	—	205
Depreciation and amortization	7,152	1,643	—	8,795

Total costs and expenses	49,202	12,905	—	62,107

Income from operations	19,161	1,591	—	20,752
Other income (expense):
Interest income	126	—	(126)	—
Interest expense	(12,228)	(597)	126	(12,699)
Deferred financing costs write-off	221	—	(221)	—
Dividend income	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(1)	—	(1)

Income (loss) before provision for (benefit from) income taxes	5,946	993	(221)	6,718
Provision for (benefit from) income taxes	2,301	281	(15)	2,567

Net income (loss)	$3,645	$712	$(206)	$4,151

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$2,471	$120	$(181)	$2,410
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	530	85	—	615
Amortization of deferred financing costs	1,114	—	—	1,114
Amortization of long-term liabilities	325	13	—	338
Share-based compensation expense	1,243	173	—	1,416
Depreciation and amortization	7,376	1,764	—	9,140
Gain on sale of lease fleet units	(1,877)	(149)	—	(2,026)
Gain on disposal of property, plant and equipment	—	(7)	—	(7)
Deferred income taxes	1,531	(87)	12	1,456
Foreign currency exchange loss	—	8	—	8
Changes in certain assets and liabilities:
Receivables	2,426	661	—	3,087
Inventories	747	1	—	748
Deposits and prepaid expenses	798	154	—	952
Other assets and intangibles	(182)	—	—	(182)
Accounts payable	(366)	(409)	—	(775)
Accrued liabilities	(7,596)	(448)	—	(8,044)
Intercompany	(62,115)	66,680	(4,565)	—

Net cash (used in) provided by operating activities	(53,575)	68,559	(4,734)	10,250

Cash Flows From Investing Activities:
Additions to lease fleet units	(2,023)	(1,809)	—	(3,832)
Proceeds from sale of lease fleet units	4,880	559	—	5,439
Additions to property, plant and equipment	(359)	(198)	—	(557)
Proceeds from sale of property, plant and equipment	18	30	—	48

Net cash provided by (used in) investing activities	2,516	(1,418)	—	1,098

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	60,022	(63,460)	(3,545)	(6,983)
Proceeds from notes payable	94	—	—	94
Redemption of 9.75% senior notes due 2014	(6,000)	—	—	(6,000)
Principal payments on notes payable	(329)	(14)	—	(343)
Principal payments on capital lease obligations	(361)	—	—	(361)
Issuance of common stock, net	227	—	—	227
Intercompany	—	(216)	216	—

Net cash provided by (used in) financing activities	53,653	(63,690)	(3,329)	(13,366)

Effect of exchange rate changes on cash	(1,333)	(3,934)	8,063	2,796

Net increase (decrease) in cash	1,261	(483)	—	778
Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,843	$675	$—	$2,518

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — Continued
MOBILE MINI, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011
(In thousands)

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$3,645	$712	$(206)	$4,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Debt extinguishment costs	1,334	—	—	1,334
Provision for doubtful accounts	315	184	—	499
Amortization of deferred financing costs	1,041	—	—	1,041
Amortization of long-term liabilities	80	4	—	84
Share-based compensation expense	1,152	173	—	1,325
Depreciation and amortization	7,152	1,643	—	8,795
Gain on sale of lease fleet units	(2,817)	(276)	—	(3,093)
Loss (gain) on disposal of property, plant and equipment	22	(1)	—	21
Deferred income taxes	2,297	281	(10)	2,568
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities:
Receivable	1,897	(638)	—	1,259
Inventories	(147)	(747)	—	(894)
Deposits and prepaid expenses	(451)	146	—	(305)
Other assets and intangibles	(97)	—	—	(97)
Accounts payable	(247)	1,878	—	1,631
Accrued liabilities	2,607	(153)	—	2,454
Intercompany	159	(966)	807	—

Net cash provided by operating activities	17,942	2,241	591	20,774

Cash Flows From Investing Activities:
Additions to lease fleet units	(1,646)	(1,871)	—	(3,517)
Proceeds from sale of lease fleet units	7,371	832	—	8,203
Additions to property, plant and equipment	(2,844)	(347)	—	(3,191)
Proceeds from sale of property, plant and equipment	24	2	—	26

Net cash provided by (used in) investing activities	2,905	(1,384)	—	1,521

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	3,568	(1,683)	1,403	3,288
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(92)	—	—	(92)
Principal payments on capital lease obligations	(389)	—	—	(389)
Issuance of common stock, net	446	—	—	446
Intercompany	—	(223)	223	—

Net cash (used in) provided by financing activities	(19,825)	(1,906)	1,626	(20,105)

Effect of exchange rate changes on cash	(56)	838	(2,217)	(1,435)

Net increase (decrease) in cash	966	(211)	—	755

Cash at beginning of period	1,065	569	—	1,634

Cash at end of period	$2,031	$358	$—	$2,389

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our December 31, 2010 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements.
Overview
General
We are the world’s leading provider of portable storage solutions, with a total lease fleet of approximately 242,800 portable storage and office units at March 31, 2011. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.
We derive most of our revenues from the leasing of portable storage containers and security offices and mobile offices. In addition to our leasing business, we also sell portable storage containers, security offices, and mobile office units. Our sales revenues represented 8.2% and 11.4% of total revenues for the three months ended March 31, 2010 and 2011, respectively.
Traditionally, we entered new markets through the acquisition of the business of a smaller local competitor and then implement our business model, which is usually more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are currently entering new markets through greenfield locations by migrating idle fleet to low-cost operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch, which should have a comparatively positive effect on margins.
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
The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Customers in the construction industry represented 32% of our leased units at March 31, 2011 and because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although it has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increase in 2010. This stabilization has been apparent in 2011 thus far as well.
In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goals are to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.
We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The U.S. generally accepted accounting principles, or GAAP, financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.

Because EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.
We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the credit facility’s applicable interest rate in effect at the end of each measurement period. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:
•	Interest expense — Because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.
•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.
•	Depreciation and amortization — Because we are a leasing company, our business is very capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.
•	Debt restructuring or extinguishment expense — Debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under our facility and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.
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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
EBITDA	$27,693	$29,546
Interest paid	(14,977)	(5,383)
Income and franchise taxes paid	(133)	(66)
Share-based compensation expense	1,416	1,325
Gain on sale of lease fleet units	(2,026)	(3,093)
(Gain) loss on disposal of property, plant and equipment	(7)	21
Changes in certain assets and liabilities:
Receivables	3,702	1,758
Inventories	748	(894)
Deposits and prepaid expenses	952	(305)
Other assets and intangibles	(182)	(97)
Accounts payable and accrued liabilities	(6,936)	(2,038)

Net cash provided by operating activities	$10,250	$20,774

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands except percentages)
Net income	$2,410	$4,151
Interest expense	14,687	12,699
Income taxes	1,456	2,567
Depreciation and amortization	9,140	8,795
Debt restructuring expense	—	1,334

EBITDA	27,693	29,546
Integration, merger and restructuring expenses, other (1)	2,266	245

Adjusted EBITDA	$29,959	$29,791

EBITDA margin(2)	36.0%	35.7%

Adjusted EBITDA margin(2)	39.0%	36.0%

(1)	Integration, merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses in conjunction with the restructuring of our manufacturing operations as a result of the MSG acquisition and other represents one-time expenses incurred in the applicable period.

(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, divided by total revenues expressed as a percentage.
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

Accounting and Operating Overview
Our leasing revenues include all rent and ancillary revenues we receive for our portable storage, combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 2.7% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).
Our principal asset is our container lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method over our units’ estimated useful life of 30 years after the date the unit is placed in service, with an estimated residual value of 55%. The depreciation policy is supported by our historical lease fleet data which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over seven years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We also have other non-core products that are added to our fleet as a result of acquisitions that have various other measures of useful lives and residual values.
The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2010 and March 31, 2011:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2010, net	$1,028,403	245,499
Purchases:
Container purchases, including freight	117	33
Manufactured units:
Steel security offices	211	13
Wood mobile offices	116	4
Remanufacturing and customization of units purchased or obtained in prior years	3,213 (1)	63 (2)
Other (3)	(26)	(75)
Cost of sales from lease fleet	(5,127)	(2,737)
Effect of exchange rate changes	4,806
Change in accumulated depreciation, excluding sales	(5,183)

Lease fleet at March 31, 2011, net	$1,026,530	242,800

(1)	Does not include any routine maintenance, which is expensed as incurred.

(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to the lease fleet.

(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2011:

		Number of	Percentage
	Book Value	Units	of Units
	(In thousands)
Steel storage containers	$612,282	196,437	81%
Steel and wood offices	533,066	41,404	17%
Van trailers	3,532	4,959	2%
Other (chassis and ancillary products)	2,517

	1,151,397
Accumulated depreciation	(124,867)

	$1,026,530	242,800	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in April 2010 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of March 31, 2011 is approximately $818.1 million.
During the last five fiscal years, our annual utilization levels averaged 67.3% and ranged from a low of 53.4% in 2010 to a high of 82.7% in 2006. Our average utilization rate for the first quarter of 2011 was 53.9%, compared to 52.4% in the first quarter of 2010. Our first quarter utilization rate progressed during the quarter and increased to 54.9% at March 31, 2011. Historically our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011, Compared to
Three Months Ended March 31, 2010
Total revenues for the quarter ended March 31, 2011 increased by $6.0 million, or 7.8%, to $82.9 million from $76.9 million for the same period in 2010. Leasing revenues for the quarter increased by $2.5 million, or 3.6%, to $72.7 million from $70.2 million for the same period in 2010. This increase in leasing revenues resulted from a 5.0% increase in our yield that was primarily driven by higher trucking revenues. Our sales of portable storage and office units for the quarter ended March 31, 2011 increased by 49.1% to $9.4 million from $6.3 million during the same period in 2010. The increase in sales revenues primarily reflects a general increase in demand primarily for our higher priced units as compared to the same period in 2010. Leasing revenues, as a percentage of total revenues for the quarters ended March 21, 2011 and 2010, were 87.7% and 91.3%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.
Cost of sales is the cost related to our sales revenues only. Cost of sales was 64.0% and 64.8% of sales revenue for the quarters ended March 31, 2011 and 2010, respectively. Our gross margins increased to 36.0% for the quarter ended March 31, 2011, compared to 35.2% for the same period in 2010.
Leasing, selling and general expenses for the quarter ended March 31, 2011 increased $4.2 million, or 9.9%, to $47.1 million, compared to $42.9 million for the same period in 2010. This increase is primarily due to increases in payroll and payroll related expenses including staffing for our National Sales Center (which had been only partially staffed in the prior year), increases in fleet transportation costs due to a 19% increase in customer deliveries and increased repair and maintenance costs for our lease fleet and transportation equipment.
Integration, merger and restructuring expenses for the quarter ended March 31, 2011 decreased $2.0 million to $0.2 million, compared to $2.2 million for the same period in 2010. These expenses primarily represent costs associated with reductions to our work force.
Adjusted EBITDA, decreased slightly by $0.2 million, or 0.6%, to $29.8 million, compared to $30.0 million for the same period in 2010. Adjusted EBITDA margins were 36.0% and 39.0% of total revenues for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization expenses for the quarter ended March 31, 2011 decreased $0.3 million, or 3.8%, to $8.8 million, compared to $9.1 million during the same period in 2010. The decrease is primarily attributable to reduced amortizations of intangible assets and is partially offset by investment in additional technology and communication equipment and delivery equipment.
Interest expense for the quarter ended March 31, 2011 decreased $2.0 million to $12.7 million, compared to $14.7 million for the same period in 2010. This decrease is primarily attributable to a lower weighted average interest rate and lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. The weighted average interest rate on our debt for the three months ended March 31, 2011 was 6.1%, compared to 6.6% for the same period in 2010, excluding amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the weighted average interest rate for the three months ended March 31, 2011 was 6.7%, compared to 7.2% in the same period in 2010. In 2010, we refinanced our 9.75% notes with 7.875% notes thereby contributing to the lower weighted average interest rate.
Debt restructuring expense for the quarter ended March 31, 2011 related to the redemption of the remaining aggregate principal balance outstanding of the MSG Notes was $22.3 million, and represents the tender premiums and the write-off of the remaining unamortized acquisition date discount related to the MSG Notes redeemed.
Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended March 31, 2011 was 38.2%, compared to 37.7% during the same period in 2010. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.
Net income for the three months ended March 31, 2011 was $4.2 million compared to net income of $2.4 million for the same period in 2010. Our first quarter net income results include integration, merger and restructuring expenses of $0.2 million and $2.2 million (approximately $0.1 million and $1.4 million after tax), for the three months ended March 31, 2011 and 2010, respectively. The 2011 quarter was also negatively impacted by $1.3 million (approximately $0.8 million after tax) related to debt restructuring expense discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive (after capital expenditures but excluding the acquisition of MSG). This positive cash flow trend has continued for the three-month period ended March 31, 2011.
During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow and from borrowings under our revolving credit facility. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in certain of our markets. Since 2008, we have significantly reduced our capital expenditures and were able to fund these expenditures with cash flow from operations. We currently expect this trend to continue throughout 2011. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.
Revolving Credit Facility. We have an $850.0 million ABL Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch and the other lenders party thereto. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2011, we had approximately $400.2 million of borrowings outstanding and $383.5 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. The Credit Agreement contains certain financial maintenance covenants, but these maintenance covenants are not applicable unless we have less than $100.0 million in borrowing availability under the facility. The Credit Agreement also contains customary negative covenants applicable to us and our subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to us or our subsidiary assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments. We were in compliance with the terms of the Credit Agreement as of March 31, 2011.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement. Based on our debt ratio at March 31, 2011, our applicable interest rate margins will be LIBOR plus 2.75% for LIBOR loans and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to their lenders.
The Credit Agreement provides for U.K. borrowings, denominated in either Pounds Sterling or Euros, by the Company’s subsidiary Mobile Mini U.K. Limited, based upon a U.K. borrowing base and additionally supported by the U.S. and Canada borrowing base, if necessary. For U.S. borrowings, which are denominated in U.S. Dollars, the borrowing base is based upon a U.S. and Canada borrowing base.
Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container and office fleet, eligible inventory (including containers held for sale, work-in-process and raw materials), machinery and equipment and real property, each multiplied by an applicable advance rate or limit.
Senior Notes. At March 31, 2011, we had two series of outstanding senior notes (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”, and together with the 2015 Notes, the “Mobile Mini Notes”). The Mobile Mini Notes are more fully described in our Annual Report on Form 10-K.
We issued the 2020 Notes in November 2010 at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the 9.750% senior notes originally issued by MSG due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”), to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under the Credit Agreement. The remaining aggregate principal amounts outstanding of the MSG Notes, $22.3 million, were fully redeemed in January 2011 and are no longer outstanding.
The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. We were in compliance with the covenants of the Senior Notes as of March 31, 2011.
Operating Activities. Our operations provided net cash flow of $20.8 million for the three months ended March 31, 2011, compared to $10.3 million during the same period in 2010. The $10.5 million increase in cash provided by operations primarily resulted from changes in working capital and an increase in net income, after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.
Investing Activities. Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2011, compared to $1.1 million for the same period in 2010. Capital expenditures for our lease fleet were $3.5 million and proceeds from sale of lease fleet units were $8.2 million for the three months ended March 31, 2011, compared to capital expenditures of $3.8 million and proceeds of $5.4 million for the same period in 2010. We anticipate our near-term investing activities will be primarily focused on remanufacturing units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the three months ended March 31, 2011 were $3.2 million compared to $0.5 million for the same period in 2010. These expenditures in 2011 were primarily for replacement of our transportation equipment, leasehold improvements, and upgrades to technology equipment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2011 was $20.1 million, compared to $13.4 million for the same period in 2010. During the three months ended March 31, 2011, we made net debt repayments of $19.5 million.
At March 31, 2011, we had interest rate swap agreements under which we effectively fixed the interest rate payable on $125.0 million of borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the three months ended March 31, 2011 of $0.7 million net of applicable income taxes of $0.4 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $349.7 million of Senior Notes, (net of unamortized discounts of $0.3 million) together with other unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to 15 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.
At March 31, 2011, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $8.8 million in letters of credit.
We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time.
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
SEASONALITY
Demand from certain of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. These retailers usually return these leased units to us in December or early in the following year. This seasonality historically has caused lower utilization rates for our lease fleet and a marginal decrease in cash flow during the first quarter of each year.
EFFECTS OF INFLATION
Our results of operations for the periods discussed in this report have not been significantly affected by inflation.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following discussion addresses our most critical accounting policies, some of which require significant judgment.
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. The SEC defines critical accounting policies as those that are, in management’s view, most important to our financial condition and results of operations and those that require significant judgments and estimates. Management believes that our most critical accounting policies relate to:
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
Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $2.1 million of total unrecognized compensation costs related to stock options at March 31, 2011 that are expected to be recognized over a weighted-average period of 3.53 years and $19.0 million of total unrecognized compensation costs related to nonvested share-awards at March 31, 2011 that are expected to be recognized over a weighted-average period 2.97 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion on share-based compensation.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivable. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted EPS:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands except per share data)
As Reported:
Net income	$2,410	$4,151
Diluted earnings per share	$0.06	$0.09

As adjusted for change in estimates:
Net income	$2,315	$4,074
Diluted earnings per share	$0.06	$0.09
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
We operate in one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated among these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2010, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rate. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2010, neither of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values; therefore, step two was not required.
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
At March 31, 2011, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability.

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
We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we achieve on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from a 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted EPS as reflected in the table below.

		Useful	Three Months Ended
	Salvage	Life in	March 31,
	Value	Years	2010	2011
			(In thousands except per share data)
As Reported:	55%	30
Net income			$2,410	$4,151
Diluted earnings per share			$0.06	$0.09
As adjusted for change in estimates:	70%	20
Net income			$2,410	$4,151
Diluted earnings per share			$0.06	$0.09
As adjusted for change in estimates:	62.5%	25
Net income			$2,410	$4,151
Diluted earnings per share			$0.06	$0.09
As adjusted for change in estimates:	50%	20
Net income			$965	$2,720
Diluted earnings per share			$0.02	$0.06
As adjusted for change in estimates:	40%	40
Net income			$2,410	$4,151
Diluted earnings per share			$0.06	$0.09
As adjusted for change in estimates:	30%	25
Net income			$531	$2,290
Diluted earnings per share			$0.01	$0.05
As adjusted for change in estimates:	25%	25
Net income			$242	$2,004
Diluted earnings per share			$0.01	$0.05
Insurance Reserves. Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. We provide for the estimated expense relating to the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies. At year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

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
There have been no changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS
Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our consolidated financial statements and related disclosures.
Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. The new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our consolidated financial statements and related disclosures.
Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. The new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for us beginning January 1, 2011. We adopted this accounting standard and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:
•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our European operations may divert our resources from other aspects of our business;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financing on acceptable terms;
•	changes in the supply and price of used containers;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;
•	competitive developments affecting our industry, including pricing pressures in newer markets;
•	the timing and number of new branches that we open or acquire;
•	our ability to protect our patents and other intellectual property;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;
•	changes in generally accepted accounting principles;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	increases in costs and expenses, including the cost of raw materials, real estate and employment costs.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2010 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A, Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from the Company’s Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated in this report, except by express incorporation by reference herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2011, we had interest rate swap agreements under which we pay a fixed rate and receive a variable interest rate on a notional amount of $125.0 million. For the three months ended March 31, 2011, comprehensive income included $0.7 million, net of applicable income taxes of $0.4 million, related to the fair value of our interest rate swap agreements.
Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States. We bill those customers primarily in their local currency which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the United Kingdom are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

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
Changes in Internal Controls.
There were no changes in our internal controls over financial reporting that have occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing Mobile Mini. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

ITEM 6.	EXHIBITS

Number	Description

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.
Date: May 10, 2011	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer