Form 10-Q
period 2011-06-30
MOBILE MINI INC
filed 2011-08-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At July 29, 2011, there were outstanding 44,971,168 shares of the issuer’s common stock.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,634	$2,097
Receivables, net of allowance for doubtful accounts of $2,424 and $2,242 at December 31, 2010 and June 30, 2011, respectively	42,678	45,477
Inventories	19,569	20,017
Lease fleet, net	1,028,403	1,022,786
Property, plant and equipment, net	80,731	82,555
Deposits and prepaid expenses	8,405	7,595
Other assets and intangibles, net	23,478	20,060
Goodwill	511,419	513,487

Total assets	$1,716,317	$1,714,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$13,607	$15,825
Accrued liabilities	49,276	44,192
Lines of credit	396,882	388,853
Notes payable	289	94
Obligations under capital leases	2,576	1,861
Senior Notes, net	371,655	349,675
Deferred income taxes	165,567	174,210

Total liabilities	999,852	974,710

Commitments and contingencies

Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2010, stated at liquidation preference value	147,427	—

Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,962 issued and 36,787 outstanding at December 31, 2010 and 47,149 issued and 44,974 outstanding at June 30, 2011	390	471
Additional paid-in capital	349,693	500,322
Retained earnings	284,242	296,335
Accumulated other comprehensive loss	(25,987)	(18,464)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	569,038	739,364

Total liabilities and stockholders’ equity	$1,716,317	$1,714,074

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	September 30,	September 30,
	Three Months Ended June 30,
	2010	2011
Revenues:
Leasing	$72,911	$78,422
Sales	8,505	11,508
Other	427	593

Total revenues	81,843	90,523

Costs and expenses:
Cost of sales	5,788	7,070
Leasing, selling and general expenses	44,260	49,628
Integration, merger and restructuring expenses	928	266
Depreciation and amortization	9,040	9,018

Total costs and expenses	60,016	65,982

Income from operations	21,827	24,541
Other expense:
Interest expense	(14,287)	(11,777)
Foreign currency exchange loss	(6)	(1)

Income before provision for income taxes	7,534	12,763
Provision for income taxes	2,755	4,821

Net income	4,779	7,942
Earnings allocable to preferred stockholders	(903)	(193)

Net income available to common stockholders	$3,876	$7,749

Earnings per share:
Basic	$0.11	$0.18

Diluted	$0.11	$0.18

Weighted average number of common and common share equivalents outstanding:
Basic	35,147	42,656

Diluted	43,790	44,594

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	September 30,	September 30,
	Six Months Ended June 30,
	2010	2011
Revenues:
Leasing	$143,090	$151,101
Sales	14,819	20,920
Other	812	1,361

Total revenues	158,721	173,382

Costs and expenses:
Cost of sales	9,878	13,089
Leasing, selling and general expenses	87,122	96,716
Integration, merger and restructuring expenses	3,154	471
Depreciation and amortization	18,180	17,813

Total costs and expenses	118,334	128,089

Income from operations	40,387	45,293
Other income (expense):
Interest income	1	—
Interest expense	(28,974)	(24,476)
Debt restructuring expense	—	(1,334)
Foreign currency exchange loss	(14)	(2)

Income before provision for income taxes	11,400	19,481
Provision for income taxes	4,211	7,388

Net income	7,189	12,093
Earnings allocable to preferred stockholders	(1,359)	(970)

Net income available to common stockholders	$5,830	$11,123

Earnings per share:
Basic	$0.17	$0.28

Diluted	$0.16	$0.27

Weighted average number of common and common share equivalents outstanding:
Basic	35,115	39,138

Diluted	43,652	44,554

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	September 30,	September 30,
	Six Months Ended June 30,
	2010	2011
Cash Flows From Operating Activities:
Net income	$7,189	$12,093
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	—	1,334
Provision for doubtful accounts	989	932
Amortization of deferred financing costs	1,865	2,037
Amortization of debt issuance discount	450	44
Amortization of long-term liabilities	135	121
Share-based compensation expense	3,023	2,721
Depreciation and amortization	18,180	17,813
Gain on sale of lease fleet units	(4,477)	(7,119)
Gain on disposal of property, plant and equipment	(82)	—
Deferred income taxes	4,198	7,388
Foreign currency transaction loss	14	2
Changes in certain assets and liabilities:
Receivables	(987)	(3,318)
Inventories	906	(367)
Deposits and prepaid expenses	2,224	853
Other assets and intangibles	(162)	(118)
Accounts payable	52	2,041
Accrued liabilities	(5,382)	(3,080)

Net cash provided by operating activities	28,135	33,377

Cash Flows From Investing Activities:
Additions to lease fleet	(7,247)	(11,176)
Proceeds from sale of lease fleet units	12,823	18,028
Additions to property, plant and equipment	(2,258)	(6,800)
Proceeds from sale of property, plant and equipment	85	41

Net cash provided by investing activities	3,403	93

Cash Flows From Financing Activities:
Net repayments under lines of credit	(26,787)	(8,029)
Redemption of 9.75% senior notes due 2014	(6,000)	(22,272)
Redemption premiums of 9.75% senior notes due 2014	—	(1,086)
Proceeds from issuance of notes payable	94	—
Principal payments on notes payable	(906)	(196)
Principal payments on capital lease obligations	(728)	(715)
Issuance of common stock, net	716	484

Net cash used in financing activities	(33,611)	(31,814)

Effect of exchange rate changes on cash	2,674	(1,193)

Net increase in cash	601	463
Cash at beginning of period	1,740	1,634

Cash at end of period	$2,341	$2,097

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(1,672)	$(1,317)

Convertible preferred stock conversion into common stock	$—	$147,427

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc. (referred to herein as “Mobile Mini,” “us,” “we,” “our” or the “Company”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-company balances and transactions have been eliminated. Certain prior-period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation.

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

The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2011 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011.

NOTE B — Recent Accounting Pronouncements

Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. This new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on its consolidated financial statements and related disclosures.

Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. This new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on its consolidated financial statements and related disclosures.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. This new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for the Company beginning January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on its consolidated financial statements and related disclosures.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but will not have any impact on the Company’s consolidated financial statements.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The Company does not anticipate that the adoption of these amendments will have a material impact on its consolidated financial statements.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Interest Rate Swap Agreements	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
December 31, 2010	$(2,124)	$—	$(2,124)	$—	(1)
June 30, 2011	$—	$—	$—	$—	N/A

(1)	The Company’s interest rate swap agreements are not traded on a market exchange. As a result, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company did not have any outstanding interest rate swap agreements at June 30, 2011.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and revolving credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and revolving credit facility debt at December 31, 2010 and June 30, 2011 approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Mobile Mini Notes”) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group, Inc. (“MSG”) due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”) is based on the latest sales price of such notes at the end of each period obtained from a third-party institution.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
Carrying value	$371,655	$349,675

Fair value	$375,608	$355,750

The remaining aggregate principal amount outstanding of the MSG Notes at December 31, 2010 ($22.3 million), was fully redeemed in January 2011 and is no longer outstanding. The redemption of these notes resulted in a debt restructuring charge of $1.3 million representing tender premiums of $1.1 million and the write-off of the remaining unamortized acquisition date discount of $0.2 million.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE E — Earnings Per Share

The Company issued preferred stock that participates in distributions of earnings on the same basis as shares of common stock. As such, the Company adopted the accounting guidance for the standards regarding the computation of earnings per share, or EPS for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Earnings for the period are required to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income per share for securities other than common stock. Accordingly, the following net income per share amounts only pertains to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock using the treasury stock method.

The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month and six-month periods ended June 30, 2010 and 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands except earnings per share)		(In thousands except earnings per share)
Historical net income per share:
Numerator:
Net income	$4,779	$7,942	$7,189	$12,093
Less: Earnings allocable to preferred stockholders	(903)	(193)	(1,359)	(970)

Net income available to common stockholders	$3,876	$7,749	$5,830	$11,123

Basic EPS Denominator:
Common stock outstanding beginning of period	35,125	35,637	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended June 30	22	7,019	52	3,573

Denominator for basic net income per share	35,147	42,656	35,115	39,138

Diluted EPS Denominator:
Common stock outstanding beginning of period	35,125	35,637	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended June 30	22	7,019	52	3,573
Dilutive effect of stock options and nonvested share-awards during the period ended June 30	452	769	346	736
Dilutive effect of convertible preferred stock assumed converted during the period ended June 30	8,191	1,169	8,191	4,680

Denominator for diluted net income per share	43,790	44,594	43,652	44,554

Basic net income per share	$0.11	$0.18	$0.17	$0.28

Diluted net income per share	$0.11	$0.18	$0.16	$0.27

Basic weighted average number of common shares outstanding for each of the three- and six-month periods ended June 30, 2010 and 2011 does not include 1.2 million of share-awards because the awards had not yet vested.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Stock options	949	580	965	583
Nonvested share-awards	20	—	188	—

NOTE F — Share-Based Compensation

At June 30, 2011, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and historically options are granted with vesting over a four- to five-year period. The Company has not granted any stock option awards in 2011. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis. The “service period” is the time during which the employees receiving awards must remain employed for the shares granted to fully vest.

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

In addition, the Company has awarded nonvested share-awards to certain executive officers with vesting subject to performance conditions. Vesting of these nonvested share-awards is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets over a period of four years. The Company has not issued any share-awards subject to performance conditions in 2011. For previously issued performance-based awards, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the likelihood of attaining each of the four future targets is assessed as probable. For these performance-based awards, the accelerated attribution method has been used to recognize the expense.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of June 30, 2011:

	September 30,	September 30,
	June 30, 2011	Weighted-Average Recognition Period
	(In thousands)	(Years)
Share-awards	$17,028	2.75
Stock option awards	$1,875	3.46

The following table summarizes the share-based compensation expense and capitalized amounts for the three months and six months ended June 30, 2010 and 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Gross share-based compensation	$1,651	$1,433	$3,100	$2,796
Capitalized share-based compensation	(44)	(37)	(77)	(75)

Share-based compensation expense	$1,607	$1,396	$3,023	$2,721

A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2011 is as follows:

	September 30,	September 30,
	Number of Shares (In thousands)	Weighted Average Exercise Price
Balance at December 31, 2010	1,618	$17.84
Granted	—	$—
Exercised	(34)	$14.23
Canceled/Expired	(4)	$25.66

Balance at June 30, 2011	1,580	$17.89

The intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $306,000.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2011 is as follows:

	September 30,	September 30,
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,223	$16.51
Awarded	12	$22.05
Released	(60)	$17.74
Forfeited	(23)	$16.13

Nonvested at June 30, 2011	1,152	$16.51

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

A summary of fully-vested stock options and stock options expected to vest, as of June 30, 2011, is as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding	1,580	$17.89	3.53	$6,919
Vested and expected to vest	1,553	$17.84	3.45	$6,882
Exercisable	1,317	$17.52	2.35	$6,544

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model. No stock options were granted during the six-month period ended June 30, 2011.

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

Inventories consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
Raw material and supplies	$14,934	$15,524
Work-in-process	197	230
Finished portable storage units	4,438	4,263

	$19,569	$20,017

NOTE H — Lease Fleet

The Company has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date that the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to an estimated residual value of 20%. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and the Company’s own historical experience. Normal repairs and maintenance to the portable storage containers and mobile office units are expensed as incurred.

Lease fleet consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
Portable storage containers	$612,214	$608,337
Offices	529,892	535,032
Van trailers	3,762	3,177
Other (chassis and ancillary products)	2,491	2,732

	1,148,359	1,149,278
Accumulated depreciation	(119,956)	(126,492)

Lease fleet, net	$1,028,403	$1,022,786

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

Property, plant and equipment consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
Land	$11,081	$11,138
Vehicles and equipment	80,594	86,001
Buildings and improvements (1)	15,832	17,278
Office fixtures and equipment	27,368	28,483

	134,875	142,900
Less accumulated depreciation	(54,144)	(60,345)

Total property, plant and equipment	$80,731	$82,555

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

NOTE J — Income Taxes

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

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

NOTE K — Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that has included the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

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

The Company’s five interest rate swap agreements matured during June 2011.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives were designated as effective hedging instruments in cash flow hedging relationships.

	September 30,	September 30,
Interest Rate Swap Agreements
	Balance Sheet Location	Fair Value (In thousands)
December 31, 2010	Accrued liabilities	$(2,124)

June 30, 2011	Accrued liabilities	$—

Interest Rate Swap Agreements
		Amount of Gain Recognized in Other Comprehensive Income on Derivatives
		(In thousands)

Three months ended June 30, 2010 (net of income tax expense of $596)		$933

Three months ended June 30, 2011 (net of income tax expense of $397)		$661

Six months ended June 30, 2010 (net of income tax expense of $1,067)		$1,672

Six months ended June 30, 2011 (net of income tax expense of $808)		$1,316

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE L — Segment Reporting

The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s locations operate in their local currency and although the Company is exposed to foreign exchange rate fluctuations in the foreign markets where the Company leases and sells the its products, the Company does not believe this will have a significant impact on the Company’s results of operations. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar characteristics. Each location has similar characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The local operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each location.

In managing the Company’s business, management focuses on growing leasing revenues, EBITDA and EPS.

Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore reportable segment information is the same as contained in the accompanying condensed consolidated financial statements.

The tables below represent the Company’s revenues from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.

Revenues from customers:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
North America (1)	$68,893	$75,105	$133,267	$143,468
United Kingdom	12,316	14,681	24,360	28,597
The Netherlands	634	737	1,094	1,317

Total revenues	$81,843	$90,523	$158,721	$173,382

(1)	Includes revenues in the United States of $68.0 million and $74.2 million for the three-month period ended June 30, 2010 and 2011, respectively, and $131.8 million and $141.8 million for the six-month period ended June 30, 2010 and 2011, respectively.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Long-lived assets:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
North America (1)	$973,953	$962,565
United Kingdom	131,203	138,683
The Netherlands	3,978	4,093

Total long-lived assets	$1,109,134	$1,105,341

(1)	Includes long-lived assets of $959.9 million and $948.5 million in the United States at December 31, 2010 and June 30, 2011, respectively.

NOTE M — Comprehensive Income

Comprehensive income, net of tax, consisted of the following at the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Net income	$4,779	$7,942	$7,189	$12,093
Net unrealized gain on derivatives	933	661	1,672	1,316
Foreign currency translation adjustment	(874)	(117)	(8,548)	6,207

Total comprehensive income	$4,838	$8,486	$313	$19,616

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	September 30,
	December 31, 2010	June 30, 2011
	(In thousands)
Accumulated net unrealized loss on derivatives	$(1,316)	$—
Foreign currency translation adjustment	(24,671)	(18,464)

Total accumulated other comprehensive loss	$(25,987)	$(18,464)

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the six month period ended June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	—	3,807	—	3,807
Integration, merger and restructuring expenses	281	—	190	471
Cash paid	(279)	(1,077)	(190)	(1,546)

Accrued obligations as of June 30, 2011	$2	$2,730	$—	$2,732

These accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Severance and benefits	$310	$173	$1,961	$281
Acquisition integration	618	93	1,193	190

Integration, merger and restructuring expenses	$928	$266	$3,154	$471

NOTE O — Preferred Stock

On April 14, 2011, the remaining issued and outstanding shares of the Company’s Series A Convertible Redeemable Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), automatically converted into an aggregate of 8,182,356 shares of the Company’s common stock, par value $0.01 per share, in accordance with the terms and conditions of the Series A Preferred Stock and are no longer outstanding. The shares of Series A Preferred Stock were originally issued in connection with the acquisition of MSG.

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash	$1,065	$569	$—	$1,634
Receivables, net	31,496	11,182	—	42,678
Inventories	17,812	1,806	(49)	19,569
Lease fleet, net	909,715	118,688	—	1,028,403
Property, plant and equipment, net	64,238	16,493	—	80,731
Deposits and prepaid expenses	7,334	1,071	—	8,405
Other assets and intangibles, net	19,856	3,622	—	23,478
Goodwill	447,278	64,141	—	511,419
Intercompany	106,502	35,788	(142,290)	—

Total assets	$1,605,296	$253,360	$(142,339)	$1,716,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,604	$5,003	$—	$13,607
Accrued liabilities	46,215	3,061	—	49,276
Lines of credit	358,232	38,650	—	396,882
Notes payable	289	—	—	289
Obligations under capital leases	2,576	—	—	2,576
Senior Notes, net	371,655	—	—	371,655
Deferred income taxes	154,335	11,926	(694)	165,567
Intercompany	23	4,658	(4,681)	—

Total liabilities	941,929	63,298	(5,375)	999,852

Commitments and contingencies

Convertible preferred stock	147,427	—	—	147,427

Stockholders’ equity:
Common stock	390	18,434	(18,434)	390
Additional paid-in capital	349,695	119,173	(119,175)	349,693
Retained earnings	205,131	78,466	645	284,242
Accumulated other comprehensive income (loss)	24	(26,011)	—	(25,987)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	515,940	190,062	(136,964)	569,038

Total liabilities and stockholders’ equity	$1,605,296	$253,360	$(142,339)	$1,716,317

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$1,642	$455	$—	$2,097
Receivables, net	33,043	12,434	—	45,477
Inventories	17,607	2,460	(50)	20,017
Lease fleet, net	896,892	125,894	—	1,022,786
Property, plant and equipment, net	65,673	16,882	—	82,555
Deposits and prepaid expenses	6,263	1,332	—	7,595
Other assets and intangibles, net	16,943	3,117	—	20,060
Goodwill	447,070	66,417	—	513,487
Intercompany	106,560	35,937	(142,497)	—

Total assets	$1,591,693	$264,928	$(142,547)	$1,714,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$7,799	$8,026	$—	$15,825
Accrued liabilities	41,358	2,834	—	44,192
Lines of credit	350,112	38,741	—	388,853
Notes payable	94	—	—	94
Obligations under capital leases	1,861	—	—	1,861
Senior Notes, net	349,675	—	—	349,675
Deferred income taxes	161,866	13,069	(725)	174,210
Intercompany	23	4,865	(4,888)	—

Total liabilities	912,788	67,535	(5,613)	974,710

Commitments and contingencies

Stockholders’ equity:
Common stock	471	18,434	(18,434)	471
Additional paid-in capital	500,322	119,175	(119,175)	500,322
Retained earnings	215,723	79,937	675	296,335
Accumulated other comprehensive loss	1,689	(20,153)	—	(18,464)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	678,905	197,393	(136,934)	739,364

Total liabilities and stockholders’ equity	$1,591,693	$264,928	$(142,547)	$1,714,074

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$61,508	$11,403	$—	$72,911
Sales	7,055	1,450	—	8,505
Other	330	97	—	427

Total revenues	68,893	12,950	—	81,843

Costs and expenses:
Cost of sales	4,705	1,083	—	5,788
Leasing, selling and general expenses	35,614	8,646	—	44,260
Integration, merger and restructuring expenses	920	8	—	928
Depreciation and amortization	7,380	1,660	—	9,040

Total costs and expenses	48,619	11,397	—	60,016

Income from operations	20,274	1,553	—	21,827
Other income (expense):
Interest income	232	—	(232)	—
Interest expense	(13,839)	(680)	232	(14,287)
Dividend income	199	—	(199)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(6)	—	(6)

Income (loss) before provision for (benefit from) income taxes	(91,576)	99,309	(199)	7,534
Provision for (benefit from) income taxes	2,629	151	(25)	2,755

Net income (loss)	$(94,205)	$99,158	$(174)	$4,779

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$64,455	$13,967	$—	$78,422
Sales	10,137	1,371	—	11,508
Other	513	80	—	593

Total revenues	75,105	15,418	—	90,523

Costs and expenses:
Cost of sales	6,078	992	—	7,070
Leasing, selling and general expenses	39,203	10,425	—	49,628
Integration, merger and restructuring expenses	266	—	—	266
Depreciation and amortization	7,293	1,725	—	9,018

Total costs and expenses	52,840	13,142	—	65,982

Income from operations	22,265	2,276	—	24,541
Other income (expense):
Interest income	131	—	(131)	—
Interest expense	(11,283)	(625)	131	(11,777)
Debt restructuring expense	—	—	—	—
Dividend income	221	—	(221)	—
Foreign currency exchange	—	(1)	—	(1)

Income (loss) before provision for (benefit from) income taxes	11,334	1,650	(221)	12,763
Provision for (benefit from) income taxes	4,386	450	(15)	4,821

Net income (loss)	$6,948	$1,200	$(206)	$7,942

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$120,308	$22,782	$—	$143,090
Sales	12,335	2,484	—	14,819
Other	623	189	—	812

Total revenues	133,266	25,455	—	158,721

Costs and expenses:
Cost of sales	8,014	1,864	—	9,878
Leasing, selling and general expenses	69,570	17,552	—	87,122
Integration, merger and restructuring expenses	3,146	8	—	3,154
Depreciation and amortization	14,756	3,424	—	18,180

Total costs and expenses	95,486	22,848	—	118,334

Income from operations	37,780	2,607	—	40,387
Other income (expense):
Interest income	542	1	(542)	1
Interest expense	(27,822)	(1,694)	542	(28,974)
Dividend income	414	—	(414)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(14)	—	(14)

Income (loss) before provision for (benefit from) income taxes	(87,528)	99,342	(414)	11,400
Provision for (benefit from) income taxes	4,206	64	(59)	4,211

Net income (loss)	$(91,734)	$99,278	$(355)	$7,189

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$124,111	$26,990	$—	$151,101
Sales	18,160	2,760	—	20,920
Other	1,197	164	—	1,361

Total revenues	143,468	29,914	—	173,382

Costs and expenses:
Cost of sales	11,112	1,977	—	13,089
Leasing, selling and general expenses	76,014	20,702	—	96,716
Integration, merger and restructuring expenses	471	—	—	471
Depreciation and amortization	14,445	3,368	—	17,813

Total costs and expenses	102,042	26,047	—	128,089

Income from operations	41,426	3,867	—	45,293
Other income (expense):
Interest income	257	—	(257)	—
Interest expense	(23,511)	(1,222)	257	(24,476)
Debt restructuring expense	(1,334)	—	—	(1,334)
Dividend income	442	—	(442)	—
Foreign currency exchange	—	(2)	—	(2)

Income (loss) before provision for (benefit from) income taxes	17,280	2,643	(442)	19,481
Provision for (benefit from) income taxes	6,687	731	(30)	7,388

Net income (loss)	$10,593	$1,912	$(412)	$12,093

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(91,734)	$99,278	$(355)	$7,189
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	830	159	—	989
Amortization of deferred financing costs	1,865	—	—	1,865
Amortization of debt issuance discount	450	—	—	450
Amortization of long-term liabilities	109	26	—	135
Share-based compensation expense	2,677	346	—	3,023
Depreciation and amortization	14,756	3,424	—	18,180
Gain on sale of lease fleet units	(4,099)	(378)	—	(4,477)
Gain on disposal of property, plant and equipment	(83)	1	—	(82)
Deferred income taxes	4,102	64	32	4,198
Foreign currency exchange loss	—	14	—	14
Changes in certain assets and liabilities:
Receivables	(1,020)	33	—	(987)
Inventories	1,150	(244)	—	906
Deposits and prepaid expenses	2,241	(17)	—	2,224
Other assets and intangibles	(162)	—	—	(162)
Accounts payable	(508)	560	—	52
Accrued liabilities	(4,713)	(669)	—	(5,382)
Intercompany	34,728	(13,725)	(21,003)	—

Net cash (used in) provided by operating activities	(39,411)	88,872	(21,326)	28,135

Cash Flows From Investing Activities:
Additions to lease fleet units	(3,486)	(3,761)	—	(7,247)
Proceeds from sale of lease fleet units	11,488	1,335	—	12,823
Additions to property, plant and equipment	(1,308)	(950)	—	(2,258)
Proceeds from sale of property, plant and equipment	29	56	—	85

Net cash provided by (used in) investing activities	6,723	(3,320)	—	3,403

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	40,651	(63,903)	(3,535)	(26,787)
Redemption of 9.75% senior notes due 2014	(6,000)	—	—	(6,000)
Proceeds from notes payable	94	—	—	94
Principal payments on notes payable	(883)	(23)	—	(906)
Principal payments on capital lease obligations	(728)	—	—	(728)
Issuance of common stock, net	716	—	—	716
Intercompany	—	(416)	416	—

Net cash provided by (used in) financing activities	33,850	(64,342)	(3,119)	(33,611)

Effect of exchange rate changes on cash	(21)	(21,750)	24,445	2,674

Net increase (decrease) in cash	1,141	(540)	—	601
Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,723	$618	$—	$2,341

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$10,593	$1,912	$(412)	$12,093
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	617	315	—	932
Amortization of deferred financing costs	2,037	—	—	2,037
Amortization of debt issuance discount	44	—	—	44
Amortization of long-term liabilities	113	8	—	121
Share-based compensation expense	2,420	301	—	2,721
Depreciation and amortization	14,445	3,368	—	17,813
Gain on sale of lease fleet units	(6,514)	(605)	—	(7,119)
Deferred income taxes	6,678	731	(21)	7,388
Foreign currency exchange loss	—	2	—	2
Changes in certain assets and liabilities:
Receivable	(2,151)	(1,167)	—	(3,318)
Inventories	207	(574)	—	(367)
Deposits and prepaid expenses	1,074	(221)	—	853
Other assets and intangibles	(118)	—	—	(118)
Accounts payable	(810)	2,851	—	2,041
Accrued liabilities	(2,738)	(342)	—	(3,080)
Intercompany	269	(376)	107	—

Net cash provided by operating activities	27,500	6,203	(326)	33,377

Cash Flows From Investing Activities:
Additions to lease fleet units	(5,743)	(5,433)	—	(11,176)
Proceeds from sale of lease fleet units	16,157	1,871	—	18,028
Additions to property, plant and equipment	(5,614)	(1,186)	—	(6,800)
Proceeds from sale of property, plant and equipment	39	2	—	41

Net cash provided by (used in) investing activities	4,839	(4,746)	—	93

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	(8,120)	(1,268)	1,359	(8,029)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(196)	—	—	(196)
Principal payments on capital lease obligations	(715)	—	—	(715)
Issuance of common stock, net	484	—	—	484
Intercompany	—	(444)	444	—

Net cash (used in) provided by financing activities	(31,905)	(1,712)	1,803	(31,814)

Effect of exchange rate changes on cash	143	141	(1,477)	(1,193)

Net increase (decrease) in cash	577	(114)	—	463
Cash at beginning of period	1,065	569	—	1,634

Cash at end of period	$1,642	$455	$—	$2,097

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

Overview

General

We are the world’s leading provider of portable storage solutions, with a total lease fleet of approximately 239,600 units at June 30, 2011. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell portable storage containers and occasionally sell security office units and mobile office units. Our sales revenues represented 9.3% and 12.1% of total revenues for the six months ended June 30, 2010 and 2011, respectively.

We currently operate in 129 markets in North America and Europe. With growth returning to our business following the recent recession, we entered three new U.S. markets in 2010 and another eight new U.S. markets thus far in 2011 through greenfield expansions. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. Given our fleet utilization levels, we chose to enter these new markets through greenfield locations by migrating idle fleet to low-cost operational yards. A new location will generally have fairly low operating margins during its early years, but as our marketing efforts help us penetrate the new market and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. We may also make opportunistic acquisitions from time to time in any particular market where we believe that such approach will allow us to enter that market more profitably than by greenfield expansion. Historically, we primarily entered new markets through the acquisition of smaller local competitors and then implement our business model, which is usually more focused on customer service and marketing than the acquired business or other market competitors.

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

Customers in the construction industry represented 33% of our leased units at June 30, 2011 and, because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although it has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increase in 2010. This stabilization has continued in 2011 as well.

To further diversify our customer segments and to focus additional growth on our non-construction business, we opened our National Sales Center (“NSC”) in January of 2010. The NSC sales team targets non-construction customer segments including retail, consumer services, industrial and commercial, government and homeowners while our sales team in the local branches focuses on our construction customers.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

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

We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the revolving credit facility’s applicable interest rate in effect at the end of each measurement period. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

•

Interest expense — Because we borrow money to partially finance our capital expenditures primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — EBITDA, as defined, does not reflect income taxes or the requirements for any tax payments.

•

Depreciation and amortization — Because we are a leasing company, our business is capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•

Debt restructuring or extinguishment expense — Debt restructuring or debt extinguishment expenses are not deducted in our various calculations made under our revolving credit facility and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
EBITDA	$30,861	$33,558	$58,554	$63,104
Interest paid	(10,925)	(17,971)	(25,902)	(23,354)
Income and franchise taxes paid	(516)	(524)	(649)	(590)
Share-based compensation expense	1,607	1,396	3,023	2,721
Gain on sale of lease fleet units	(2,451)	(4,026)	(4,477)	(7,119)
Gain on disposal of property, plant and equipment	(75)	(21)	(82)	—
Changes in certain assets and liabilities:
Receivables	(3,700)	(4,144)	2	(2,386)
Inventories	158	527	906	(367)
Deposits and prepaid expenses	1,272	1,158	2,224	853
Other assets and intangibles	(162)	(44)	(162)	(118)
Accounts payable and accrued liabilities	1,816	2,694	(5,302)	633

Net cash provided by operating activities	$17,885	$12,603	$28,135	$33,377

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands except percentages)		(In thousands except percentages)
Net income	$4,779	$7,942	$7,189	$12,093
Interest expense	14,287	11,777	28,974	24,476
Income taxes	2,755	4,821	4,211	7,388
Depreciation and amortization	9,040	9,018	18,180	17,813
Debt restructuring expense	—	—	—	1,334

EBITDA	30,861	33,558	58,554	63,104
Integration, merger and restructuring expenses, and other (1)	1,158	557	3,424	802

Adjusted EBITDA	$32,019	$34,115	$61,978	$63,906

EBITDA margin (2)	37.7%	37.1%	36.9%	36.4%

Adjusted EBITDA margin (2)	39.1%	37.7%	39.0%	36.9%

(1)	Integration, merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses incurred in conjunction with the restructuring of our manufacturing operations as a result of the MSG acquisition and other represents non-recurring expenses incurred in the applicable period.

(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues expressed as a percentage.

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales; (2) leasing, selling and general expenses; and (3) depreciation and amortization, primarily depreciation of the portable storage containers and mobile office units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 2.7% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2010 and at June 30, 2011:

	September 30,	September 30,
	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2010, net	$1,028,403	245,499
Purchases:
Container purchases, including freight	1,836 (1)	63
Manufactured units:
Steel security offices	236	14
Wood mobile offices	131	5
Remanufacturing and customization of units purchased or obtained in prior years	8,777 (2)	193 (3)
Other (4)	(420)	(201)
Cost of sales from lease fleet	(10,941)	(5,977)
Effect of exchange rate changes	5,114
Change in accumulated depreciation, excluding sales	(10,350)

Lease fleet at June 30, 2011, net	$1,022,786	239,596

(1)	Includes $1.3 million to acquire units previously held under a capital lease.
(2)	Does not include any routine maintenance, which is expensed as incurred.
(3)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(4)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2011:

	September 30,	September 30,	September 30,
	Book Value	Number of Units	Percentage of Units
	(In thousands)
Portable storage containers	$608,337	193,854	81%
Steel and wood offices	535,032	41,220	17%
Van trailers	3,177	4,522	2%
Other (chassis and ancillary products)	2,732

	1,149,278
Accumulated depreciation	(126,492)

	$1,022,786	239,596	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in June 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of June 30, 2011 is approximately $837.0 million.

During the last five fiscal years, our annual utilization levels averaged 67.3% and ranged from a low of 53.4% in 2010 to a high of 82.7% in 2006. Our average utilization rate for the second quarter of 2011 was 55.8%, compared to 52.4% in the second quarter of 2010. Our second quarter utilization rate increased during the quarter to 57.1% at June 30, 2011. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011, Compared to

Three Months Ended June 30, 2010

Total revenues for the quarter ended June 30, 2011 increased $8.7 million, or 10.6%, to $90.5 million from $81.8 million for the same period in 2010. Leasing revenues for the quarter ended June 30, 2011 increased $5.5 million, or 7.6%, to $78.4 million from $72.9 million for the same period in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent, which resulted in a 5.5% increase in our yield. Our sales of portable storage and office units for the quarter ended June 30, 2011 increased 35.3% to $11.5 million. The increase in sales revenues primarily reflects a general increase in demand at higher average selling prices as compared to the same period in 2010. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2011 and 2010 were 86.6% and 89.1%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 61.4% and 68.1% of sales revenue for the quarters ended June 30, 2011 and 2010, respectively. Due to a stronger business climate and a continued shortage of excess ISO containers in the ports, the units we sold were at higher average selling prices as compared to the same period in 2010. As a result, our gross margins increased to 38.6% for the quarter ended June 20, 2011, compared to 31.9% for the same period in 2010.

Leasing, selling and general expenses for the quarter ended June 30, 2011 increased by $5.3 million, or 12.1%, to $49.6 million, compared to $44.3 million for the same period in 2010. This increase is primarily due to variable costs associated with an increased level of business activity including higher transportation costs, repairs, and maintenance costs for our lease fleet and transportation equipment and increases in payroll. In addition, 2011 expense included the cost of our fully staffed National Sales Center as well as strategic hires in IT, sales, and new market locations.

Integration, merger and restructuring expenses for the quarter ended June 30, 2011 decreased $0.6 million to $0.3 million, compared to $0.9 million for the same period in 2010. These expenses primarily represent costs associated with reductions to our work force.

Adjusted EBITDA for the quarter ended June 30, 2011 increased $2.1 million, or 6.5%, to $34.1 million, compared to $32.0 million for the same period in 2010. Adjusted EBITDA margins were 37.7% and 39.1% of total revenues for the three months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense for both the quarters ended June 30, 2011 and 2010 was $9.0 million. In both quarters, reduced amortization of intangible assets was offset by increased depreciation of technology, communication and delivery equipment.

Interest expense for the quarter ended June 30, 2011 decreased $2.5 million to $11.8 million, compared to $14.3 million for the same period in 2010. This decrease is primarily attributable to a lower weighted average interest rate and lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. In 2010, we refinanced our 9.75% notes with 7.875% notes, which also contributed to the lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended June 30, 2011 was 5.7%, compared to 6.6% for the same period in 2010, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended June 30, 2011 was 6.3%, compared to 7.2% in the same period in 2010.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended June 30, 2011 was 37.8%, compared to 36.6% during the same period in 2010. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.

Net income for the quarter ended June 30, 2011 was $7.9 million, compared to net income of $4.8 million for the same period in 2010. Our second quarter net income results include integration, merger and restructuring expenses of $0.3 million and $0.9 million (approximately $0.2 million and $0.6 million after tax) for the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011, Compared to

Six Months Ended June 30, 2010

Total revenues for the six months ended June 30, 2011 increased $14.7 million, or 9.2%, to $173.4 million from $158.7 million for the same period in 2010. Leasing revenues for the six months ended June 30, 2011 increased $8.0 million, or 5.6%, to $151.1 million from $143.1 million for the same period in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent. Our sales of portable storage and office units for the six months ended June 30, 2011 increased by 6.1% to $20.9 million from $14.8 million during the same period in 2010. The increase in sales revenues reflects a general increase in demand at higher average selling prices as compared to the same period in 2010. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2011 and 2010 were 87.1% and 90.2%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 62.6% and 66.7% of sales revenue for the six months ended June 30, 2011 and 2010, respectively. Due to a stronger business climate and a continued shortage of ISO containers in the ports, the units we sold were at higher average selling prices as compared to the same period in 2010. As a result, our gross margins increased to 37.4% for the six months ended June 20, 2011, compared to 33.3% for the same period in 2010.

Leasing, selling and general expenses for the six months ended June 30, 2011 increased $9.6 million, or 11.0%, to $96.7 million, compared to $87.1 million for the same period in 2010. This increase is primarily due to variable costs associated with an increased level of business activity including higher transportation costs, repairs and maintenance costs for our lease fleet and transportation equipment and increases in payroll. In addition, 2011 expense included the cost of our fully staffed National Sales Center as well as strategic hires in IT, sales, and new market locations.

Integration, merger and restructuring expenses for the six months ended June 30, 2011 decreased $2.7 million to $0.5 million, compared to $3.2 million for the same period in 2010. These expenses primarily represent costs associated with reductions to our work force.

Adjusted EBITDA for the six months ended June 30, 2011 increased $1.9 million, or 3.1%, to $63.9 million, compared to $62.0 million for the same period in 2010. Adjusted EBITDA margins were 36.9% and 39.0% of total revenues for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization expense for the six months ended June 30, 2011 decreased by $0.4 million, or 2.0%, to $17.8 million, compared to $18.2 million during the same period in 2010. The decrease is primarily attributable to reduced amortization of intangible assets and is partially offset by increased depreciation of technology, communication and delivery equipment.

Interest expense for the six months ended June 30, 2011 decreased $4.5 million to $24.5 million, compared to $29.0 million for the same period in 2010. This decrease is primarily attributable to a lower weighted average interest rate and lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. In 2010, we refinanced our 9.75% notes with 7.875% notes, which contributed to the lower weighted average interest rate. The weighted average interest rate on our debt for the six months ended June 30, 2011 was 5.9%, compared to 6.6% for the same period in 2010, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the six months ended June 30, 2011 was 6.5%, compared to 7.2% in the same period in 2010.

Debt restructuring expense for the six months ended June 30, 2011 related to the redemption of the remaining aggregate principal balance outstanding of the MSG Notes was $1.3 million, and represents the tender premiums and the write-off of the remaining unamortized acquisition date discount related to the MSG Notes redeemed.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the six months ended June 30, 2011 was 37.9%, compared to 36.9% during the same period in 2010. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands.

Net income for the six months ended June 30, 2011 was $12.1 million, compared to net income of $7.2 million for the same period in 2010. Net income results include integration, merger and restructuring expenses of $0.5 million and $3.2 million (approximately $0.3 million and $1.9 million after tax) for the six months ended June 30, 2011 and 2010, respectively. Net income was also negatively impacted by $1.3 million (approximately $0.8 million after tax) related to debt restructuring expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive (after capital expenditures but excluding the acquisition of MSG). This positive cash flow trend has continued for the six-month period ended June 30, 2011.

During the past three years, our capital expenditures and acquisitions have been funded by our operating cash flow. Our operating cash flow is generally weaker during the first six months of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in certain of our markets. Since 2008, we have significantly reduced our capital expenditures and currently expect this trend to continue throughout 2011. In addition to cash flow generated by operations, our principal current source of liquidity is our revolving credit facility described below.

Revolving Credit Facility. We have an $850.0 million ABL Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch (the “Agent”) and the other lenders party thereto. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2011, we had approximately $388.9 million of borrowings outstanding and $418.5 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. The Credit Agreement contains certain financial maintenance covenants, but these maintenance covenants are not applicable unless we have less than $100.0 million in borrowing availability under the Credit Agreement. The Credit Agreement also contains customary negative covenants applicable to us and our subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to our or our subsidiaries’ assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments. We were in compliance with the terms of the Credit Agreement as of June 30, 2011.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement. Based on our debt ratio at June 30, 2011, our applicable interest rate margins will be LIBOR plus 2.75% for LIBOR loans and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to our lenders.

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

Senior Notes. At June 30, 2011, we had two series of outstanding senior notes: (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Mobile Mini Notes”). The Mobile Mini Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We issued the 2020 Notes in November 2010 at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the 9.750% senior notes originally issued by MSG due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”), to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under the Credit Agreement. The remaining aggregate principal amount outstanding of the MSG Notes, $22.3 million, was fully redeemed in January 2011 and is no longer outstanding.

The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. We were in compliance with the covenants of the Senior Notes as of June 30, 2011.

Operating Activities. Our operations provided net cash flow of $33.4 million for the six months ended June 30, 2011, compared to $28.1 million during the same period in 2010. The $5.3 million increase in cash provided by operations primarily resulted from changes in working capital and an increase in net income, after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2011, compared to $3.4 million for the same period in 2010. Capital expenditures for our lease fleet were $11.2 million and proceeds from sale of lease fleet units were $18.0 million for the six months ended June 30, 2011, compared to capital expenditures of $7.2 million and proceeds of $12.8 million for the same period in 2010. In 2011, we paid approximately $1.3 million to acquire lease fleet units that were previously held under a capital lease. We anticipate our near-term investing activities will be primarily focused on remanufacturing units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the six months ended June 30, 2011 were $6.8 million, compared to $2.2 million for the same period in 2010. These expenditures in 2011 were primarily for replacement of our transportation equipment, leasehold improvements, and upgrades to technology equipment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2011 was $31.8 million, compared to $33.6 million for the same period in 2010. During the six months ended June 30, 2011, we made net debt repayments of $31.2 million.

At June 30, 2011, all of our interest rate swap agreements under which we effectively fixed the interest rate payable on borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate had matured. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the six months ended June 30, 2011 of $1.3 million, net of applicable income taxes of $0.8 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $349.7 million of Senior Notes (net of unamortized discounts of $0.3 million), together with other unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to 15 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.

At June 30, 2011, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $8.8 million in letters of credit.

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

Revenue Recognition. Lease and leasing ancillary revenues and related expenses generated under portable storage containers and mobile office units are recognized on a straight-line basis. Delivery and hauling revenues and expenses from our portable storage containers and mobile office units are recognized when these services are earned. We recognize revenues from sales of containers and mobile office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $1.9 million of total unrecognized compensation costs related to stock options at June 30, 2011 that are expected to be recognized over a weighted-average period of 3.46 years and $17.0 million of total unrecognized compensation costs related to nonvested share-awards at June 30, 2011 that are expected to be recognized over a weighted-average period 2.75 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income	$4,779	$7,942	$7,189	$12,093
Diluted earnings per share	$0.11	$0.18	$0.16	$0.27

As adjusted for change in estimates:
Net income	$4,719	$7,875	$7,033	$11,949
Diluted earnings per share	$0.11	$0.18	$0.16	$0.27

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

We operate in one reportable segment, which is comprised of three operating segments that also represent our reporting units (North America, the United Kingdom and The Netherlands). All of our goodwill was allocated among these three reporting units. We perform an annual impairment test on goodwill at December 31 using the two-step process required under GAAP. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. At December 31, 2010, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rate. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2010, neither of the reporting units with goodwill had estimated fair values less than their individual net asset carrying values; therefore, step two was not required.

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

At June 30, 2011, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability.

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

Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over the estimated useful life of our units, after the date that we put the unit in service. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated residual value of 20%. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Salvage Value	Useful Life in Years	Three Months Ended June 30,		Six Months Ended June 30,
			2010	2011	2010	2011
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income			$4,779	$7,942	$7,189	$12,093
Diluted earnings per share			$0.11	$0.18	$0.17	$0.27
As adjusted for change in estimates:	70%	20
Net income			$4,779	$7,942	$7,189	$12,093
Diluted earnings per share			$0.11	$0.18	$0.17	$0.27
As adjusted for change in estimates:	62.5%	25
Net income			$4,779	$7,942	$7,189	$12,093
Diluted earnings per share			$0.11	$0.18	$0.17	$0.27
As adjusted for change in estimates:	50%	20
Net income			$3,314	$6,500	$4,268	$9,220
Diluted earnings per share			$0.08	$0.15	$0.10	$0.21
As adjusted for change in estimates:	40%	40
Net income			$4,779	$7,942	$7,189	$12,093
Diluted earnings per share			$0.11	$0.18	$0.17	$0.27
As adjusted for change in estimates:	30%	25
Net income			$2,874	$6,067	$3,391	$8,359
Diluted earnings per share			$0.07	$0.14	$0.08	$0.19
As adjusted for change in estimates:	25%	25
Net income			$2,581	$5,779	$2,807	$7,784
Diluted earnings per share			$0.06	$0.13	$0.06	$0.17

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

Our health benefit programs are considered to be self-insured products; however, we buy excess insurance coverage that limits our medical liability exposure. Additionally, our medical program includes a total aggregate claim exposure and we are currently accruing and reserving to the total projected losses.

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

Earnings Per Share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net income less the earnings allocable to preferred stockholders, if applicable. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and upon conversion of convertible preferred stock using the treasury stock method.

There have been no changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. This new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our consolidated financial statements and related disclosures.

Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. This new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our consolidated financial statements and related disclosures.

Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. This new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for us beginning January 1, 2011. We adopted this accounting standard and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in 2012. The adoption of this amendment will result in a change to our current presentation of comprehensive income, but will not have any impact on our consolidated financial statements.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our consolidated financial statements.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2010 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A, Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from our Investor Relations

Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated into this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we have used to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2011, all of our interest rate swap agreements have matured. For the six months ended June 30, 2011, comprehensive income included $1.3 million, net of applicable income taxes of $0.8 million, related to the fair value of our interest rate swap agreements then in effect.

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

ITEM 6. EXHIBITS

Number	Description

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: August 9, 2011	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer