Form 10-Q
period 2011-09-30
MOBILE MINI INC
filed 2011-11-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At October 28, 2011, there were outstanding 44,995,019 shares of the issuer’s common stock.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$1,634	$1,006
Receivables, net of allowance for doubtful accounts of $2,424 and $2,447 at December 31, 2010 and September 30, 2011, respectively	42,678	48,850
Inventories	19,569	19,163
Lease fleet, net	1,028,403	1,016,214
Property, plant and equipment, net	80,731	80,318
Deposits and prepaid expenses	8,405	7,493
Other assets and intangibles, net	23,478	18,320
Goodwill	511,419	511,764

Total assets	$1,716,317	$1,703,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$13,607	$19,836
Accrued liabilities	49,276	51,093
Lines of credit	396,882	357,176
Notes payable	289	—
Obligations under capital leases	2,576	1,578
Senior Notes, net	371,655	349,696
Deferred income taxes	165,567	177,842

Total liabilities	999,852	957,221

Commitments and contingencies
Convertible preferred stock; $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2010, stated at liquidation preference value	147,427	—
Stockholders’ equity:
Common stock; $.01 par value: 95,000 shares authorized, 38,962 issued and 36,787 outstanding at December 31, 2010 and 47,171 issued and 44,996 outstanding at September 30, 2011	390	472
Additional paid-in capital	349,693	502,227
Retained earnings	284,242	306,066
Accumulated other comprehensive loss	(25,987)	(23,558)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	569,038	745,907

Total liabilities and stockholders’ equity	$1,716,317	$1,703,128

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	September 30,	September 30,
	Three Months Ended September 30,
	2010	2011
Revenues:
Leasing	$75,599	$82,635
Sales	8,307	11,741
Other	711	765

Total revenues	84,617	95,141

Costs and expenses:
Cost of sales	5,388	7,656
Leasing, selling and general expenses	46,238	53,551
Integration, merger and restructuring expenses	518	291
Depreciation and amortization	8,748	8,889

Total costs and expenses	60,892	70,387

Income from operations	23,725	24,754
Other expense:
Interest expense	(14,161)	(10,983)
Deferred financing costs write-off	(525)	—
Foreign currency exchange gain	5	—

Income before provision for income taxes	9,044	13,771
Provision for income taxes	3,575	4,040

Net income	5,469	9,731
Earnings allocable to preferred stockholders	(1,032)	—

Net income available to common stockholders	$4,437	$9,731

Earnings per share:
Basic	$0.13	$0.22

Diluted	$0.12	$0.22

Weighted average number of common and common share equivalents outstanding:
Basic	35,219	43,870

Diluted	43,877	44,480

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	September 30,	September 30,
	Nine Months Ended September 30,
	2010	2011
Revenues:
Leasing	$218,689	$233,736
Sales	23,126	32,661
Other	1,523	2,126

Total revenues	243,338	268,523

Costs and expenses:
Cost of sales	15,266	20,745
Leasing, selling and general expenses	133,360	150,267
Integration, merger and restructuring expenses	3,672	762
Depreciation and amortization	26,928	26,702

Total costs and expenses	179,226	198,476

Income from operations	64,112	70,047
Other income (expense):
Interest income	1	—
Interest expense	(43,135)	(35,459)
Debt restructuring expense	—	(1,334)
Deferred financing costs write-off	(525)	—
Foreign currency exchange loss	(9)	(2)

Income before provision for income taxes	20,444	33,252
Provision for income taxes	7,786	11,428

Net income	12,658	21,824
Earnings allocable to preferred stockholders	(2,391)	(970)

Net income available to common stockholders	$10,267	$20,854

Earnings per share:
Basic	$0.29	$0.51

Diluted	$0.29	$0.49

Weighted average number of common and common share equivalents outstanding:
Basic	35,150	40,732

Diluted	43,728	44,547

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	September 30,	September 30,
	Nine Months Ended September 30,
	2010	2011
Cash Flows From Operating Activities:
Net income	$12,658	$21,824
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	—	1,334
Deferred financing costs write-off	525	—
Provision for doubtful accounts	1,679	1,821
Amortization of deferred financing costs	2,757	3,056
Amortization of debt issuance discount	541	65
Amortization of long-term liabilities	203	176
Share-based compensation expense	4,905	4,561
Depreciation and amortization	26,928	26,702
Gain on sale of lease fleet units	(7,161)	(10,666)
Gain on disposal of property, plant and equipment	(79)	(15)
Deferred income taxes	7,777	11,428
Foreign currency transaction loss	9	2
Changes in certain assets and liabilities:
Receivables	(4,650)	(7,963)
Inventories	1,593	424
Deposits and prepaid expenses	2,822	913
Other assets and intangibles	(372)	(96)
Accounts payable	(857)	6,312
Accrued liabilities	(7,105)	3,926

Net cash provided by operating activities	42,173	63,804

Cash Flows From Investing Activities:
Additions to lease fleet	(11,232)	(19,557)
Proceeds from sale of lease fleet units	20,266	27,838
Additions to property, plant and equipment	(3,771)	(8,593)
Proceeds from sale of property, plant and equipment	120	92

Net cash provided by (used in) investing activities	5,383	(220)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(40,544)	(39,705)
Redemption of 9.75% senior notes due 2014	(6,000)	(22,272)
Redemption premiums of 9.75% senior notes due 2014	—	(1,086)
Deferred financing costs	(74)	—
Proceeds from issuance of notes payable	94	—
Principal payments on notes payable	(1,207)	(289)
Principal payments on capital lease obligations	(1,103)	(999)
Issuance of common stock, net	922	513

Net cash used in financing activities	(47,912)	(63,838)

Effect of exchange rate changes on cash	715	(374)

Net increase (decrease) in cash	359	(628)
Cash at beginning of period	1,740	1,634

Cash at end of period	$2,099	$1,006

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(2,629)	$(1,316)

Convertible preferred stock conversion into common stock	$—	$147,427

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc. (referred to herein as “Mobile Mini,” “us,” “we,” “our” or the “Company”), all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. All significant inter-company balances and transactions have been eliminated. Certain prior-period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation.

The local currency of the Company’s foreign operations is translated to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented, and the Company is subject to foreign exchange rate fluctuations in connection with the Company’s European and Canadian operations.

The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2011 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011.

NOTE B — Recent Accounting Pronouncements

Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. This new guidance states that if vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. This new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. This new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment test after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for the Company beginning January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that the adoption of this amendment will have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but will not have any impact on the Company’s condensed consolidated financial statements and related disclosures.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The Company does not anticipate that the adoption of these amendments will have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Interest Rate Swap Agreements	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
December 31, 2010	$(2,124)	$—	$(2,124)	$—	(1)
September 30, 2011	$—	$—	$—	$—	n/a

(1)	The Company’s interest rate swap agreements are not traded on a market exchange. As a result, the fair values are determined using valuation models that include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company did not have any outstanding interest rate swap agreements at September 30, 2011.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s notes payable and revolving credit facility are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s notes payable and revolving credit facility debt at December 31, 2010 and September 30, 2011 approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Mobile Mini Notes”) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group, Inc. (“MSG”) due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”) is based on the latest sales price of such notes at the end of each period obtained from a third-party institution.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
Carrying value	$371,655	$349,696

Fair value	$375,608	$335,500

The remaining $22.3 million aggregate principal amount of outstanding MSG Notes at December 31, 2010 was fully redeemed in January 2011 and is no longer outstanding. The redemption of these notes resulted in a debt restructuring charge of $1.3 million, representing tender premiums of $1.1 million and the write-off of the remaining unamortized acquisition date discount of $0.2 million.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE E — Earnings Per Share

The Company issued preferred stock that participates in distributions of earnings on the same basis as shares of common stock. As such, the Company adopted the accounting guidance for the standards regarding the computation of earnings per share (“EPS”) for securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Earnings for the period are required to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income per share for securities other than common stock. Accordingly, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock, which is subject to risk of forfeiture and incremental shares of common stock issuable upon the exercise of stock options and upon the conversion of convertible preferred stock using the treasury stock method.

The following is a reconciliation of net income and weighted average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month and nine-month periods ended September 30, 2010 and 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands except per share data)		(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$5,469	$9,731	$12,658	$21,824
Less: Earnings allocable to preferred stockholders	(1,032)	—	(2,391)	(970)

Net income available to common stockholders	$4,437	$9,731	$10,267	$20,854

Basic EPS Denominator:
Common stock outstanding beginning of period	35,193	43,849	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended September 30	26	21	87	5,167

Denominator for basic net income per share	35,219	43,870	35,150	40,732

Diluted EPS Denominator:
Common stock outstanding beginning of period	35,193	43,849	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended September 30	26	21	87	5,167
Dilutive effect of stock options and nonvested share-awards during the period ended September 30	467	610	387	695
Dilutive effect of convertible preferred stock assumed converted during the period ended September 30	8,191	—	8,191	3,120

Denominator for diluted net income per share	43,877	44,480	43,728	44,547

Basic net income per share	$0.13	$0.22	$0.29	$0.51

Diluted net income per share	$0.12	$0.22	$0.29	$0.49

Basic weighted average number of common shares outstanding for each of the three- and nine-month periods ended September 30, 2010 and 2011 does not include 1.1 million of share-awards because the awards had not yet vested.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Stock options	935	608	980	583
Nonvested share-awards	56	17	35	1

NOTE F — Share-Based Compensation

At September 30, 2011, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date. Historically, options are granted with vesting over a four- to five-year period. The Company has not granted any stock option awards in 2011. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis. The “service period” is the time during which the employees receiving awards must remain employed for the shares granted to fully vest.

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

In addition, the Company has awarded nonvested share-awards to certain executive officers with vesting subject to performance conditions. Vesting of these nonvested share-awards is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets over a period of four years. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense. The Company has not issued any nonvested share-awards subject to performance conditions in 2011. For previously issued performance-based nonvested share-awards, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the likelihood of attaining each of the four future targets is assessed as probable. For these performance-based nonvested share-awards, the accelerated attribution method has been used to recognize the expense.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of September 30, 2011:

	September 30,	September 30,
	September 30, 2011	Weighted Average Recognition Period
	(In thousands)	(Years)
Nonvested share-awards	$15,043	2.49
Stock option awards	$1,735	3.21

The following table summarizes the share-based compensation expense and capitalized amounts for the three months and nine months ended September 30, 2010 and 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Gross share-based compensation	$1,923	$1,878	$5,023	$4,674
Capitalized share-based compensation	(41)	(38)	(118)	(113)

Share-based compensation expense	$1,882	$1,840	$4,905	$4,561

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2011 is as follows:

	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2010	1,618	$17.84
Granted	—	$—
Exercised	(37)	$13.88
Canceled/Expired	(21)	$27.66

Balance at September 30, 2011	1,560	$17.80

The intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $331,000.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2011 is as follows:

	September 30,	September 30,
	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2010	1,223	$16.51
Awarded	39	$21.30
Released	(90)	$18.67
Forfeited	(31)	$16.23

Nonvested at September 30, 2011	1,141	$16.51

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

A summary of fully vested stock options and stock options expected to vest, as of September 30, 2011, is as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)			(In thousands)
Outstanding	1,560	$17.80	3.32	$1,903
Vested and expected to vest	1,535	$17.75	3.25	$1,900
Exercisable	1,297	$17.40	2.13	$1,903

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model. No stock options were granted during the nine-month period ended September 30, 2011.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out (“FIFO”) method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

Inventories consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
Raw material and supplies	$14,934	$14,552
Work-in-process	197	296
Finished portable storage units	4,438	4,315

	$19,569	$19,163

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

Lease fleet consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
Portable storage containers	$612,214	$606,619
Offices	529,892	534,796
Van trailers	3,762	2,989
Other (chassis and ancillary products)	2,491	2,769

	1,148,359	1,147,173
Accumulated depreciation	(119,956)	(130,959)

Lease fleet, net	$1,028,403	$1,016,214

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

Property, plant and equipment consisted of the following at the dates indicated:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
Land	$11,081	$11,097
Vehicles and equipment	80,594	83,757
Buildings and improvements (1)	15,832	17,311
Office fixtures and equipment	27,368	28,583

	134,875	140,748
Less accumulated depreciation	(54,144)	(60,430)

Total property, plant and equipment	$80,731	$80,318

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

NOTE J — Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax years for 2008, 2009 and 2010 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2012, 2013 and 2014, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

In July 2011, the United Kingdom’s government finalized a reduction of the corporate income tax rate from the statutory rate of 27% to 26% for the remainder of 2011, and 25% beginning April 2012, affecting our United Kingdom operations. This change reduced the Company’s deferred tax liability in the United Kingdom by approximately $1.0 million as the taxes are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The Company recorded this reduction in the third quarter of 2011 through its consolidated provision for income taxes.

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

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swap agreements that convert the Company’s floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. The Company did not have any outstanding interest rate swap agreements at September 30, 2011.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives were designated as effective hedging instruments in cash flow hedging relationships.

	September 30,	September 30,
Interest Rate Swap Agreements
	Balance Sheet Location	Fair Value
(In thousands)
December 31, 2010	Accrued liabilities	$(2,124)
September 30, 2011	Accrued liabilities	$—

September 30,
Interest Rate Swap Agreements
Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
Three months ended September 30, 2010 (net of income tax expense of $600)	$957
Three months ended September 30, 2011	$—
Nine months ended September 30, 2010 (net of income tax expense of $1,667)	$2,629
Nine months ended September 30, 2011 (net of income tax expense of $808)	$1,316

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE L — Segment Reporting

The Company has operations in the United States, Canada, the United Kingdom and The Netherlands. All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuations in the foreign markets where the Company leases and sells the its products, the Company does not believe this will have a significant impact on the Company’s results of operations. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar characteristics. Each location has similar characteristics covering all products leased or sold, including similar products and services, processes for delivering these services, customer base, sales personnel, advertising, yard facilities, general and administrative costs and the method of branch management. Management’s allocation of resources, performance evaluations and operating decisions are not dependent on the mix of a branch’s products. The Company does not attempt to allocate shared revenue nor general, selling and leasing expenses to the different configurations of portable storage and office products for lease and sale. The local operations include the leasing and sales of portable storage units, portable offices and combination units configured for both storage and office space. The Company leases to businesses and consumers in the general geographic area surrounding each location.

In managing the Company’s business, management focuses on growing leasing revenues, EBITDA and EPS.

Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner; therefore, reportable segment information is the same as contained in the accompanying condensed consolidated financial statements.

The tables below represent the Company’s revenues from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.

Revenues from customers:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
North America (1)	$70,126	$78,780	$203,393	$222,248
United Kingdom	13,927	15,952	38,288	44,549
The Netherlands	564	409	1,657	1,726

Total revenues	$84,617	$95,141	$243,338	$268,523

(1)	Includes revenues in the United States of $69.3 million and $77.9 million for the three-month periods ended September 30, 2010 and 2011, respectively, and $201.0 million and $219.8 million for the nine-month periods ended September 30, 2010 and 2011, respectively.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Long-lived assets:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
North America (1)	$973,953	$954,216
United Kingdom	131,203	138,759
The Netherlands	3,978	3,557

Total long-lived assets	$1,109,134	$1,096,532

(1)	Includes long-lived assets of $959.9 million and $941.1 million in the United States at December 31, 2010 and September 30, 2011, respectively.

NOTE M — Comprehensive Income

Comprehensive income, net of tax, consisted of the following at the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Net income	$5,469	$9,731	$12,658	$21,824
Net unrealized gain on derivatives	957	—	2,629	1,316
Foreign currency translation adjustment	8,051	(5,099)	(497)	1,108

Total comprehensive income	$14,477	$4,632	$14,790	$24,248

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	September 30,
	December 31, 2010	September 30, 2011
	(In thousands)
Accumulated net unrealized loss on derivatives	$(1,316)	$—
Foreign currency translation adjustment	(24,671)	(23,558)

Total accumulated other comprehensive loss	$(25,987)	$(23,558)

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the nine-month period ended September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	—	3,807	—	3,807
Integration, merger and restructuring expenses	480	—	282	762
Cash paid	(480)	(1,388)	(282)	(2,150)

Accrued obligations as of September 30, 2011	$—	$2,419	$—	$2,419

These accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
Severance and benefits	$96	$199	$2,057	$480
Acquisition integration	422	92	1,615	282

Integration, merger and restructuring expenses	$518	$291	$3,672	$762

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

NOTE P — Condensed Consolidating Financial Information

Mobile Mini Supplemental Indenture

The following tables reflect the condensed consolidating financial information of the Company’s subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each wholly owned subsidiary guarantor is full and unconditional, joint and several, and management has determined that such information is not material to investors.

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$639	$367	$—	$1,006
Receivables, net	35,385	13,465	—	48,850
Inventories	17,140	2,072	(49)	19,163
Lease fleet, net	890,049	126,165	—	1,016,214
Property, plant and equipment, net	64,167	16,151	—	80,318
Deposits and prepaid expenses	6,298	1,195	—	7,493
Other assets and intangibles, net	15,524	2,796	—	18,320
Goodwill	446,972	64,792	—	511,764
Intercompany	106,568	35,607	(142,175)	—

Total assets	$1,582,742	$262,610	$(142,224)	$1,703,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$10,401	$9,435	$—	$19,836
Accrued liabilities	47,903	3,190	—	51,093
Lines of credit	319,700	37,476	—	357,176
Obligations under capital leases	1,578	—	—	1,578
Senior Notes, net	349,696	—	—	349,696
Deferred income taxes	166,263	12,319	(740)	177,842
Intercompany	23	4,543	(4,566)	—

Total liabilities	895,564	66,963	(5,306)	957,221

Commitments and contingencies

Stockholders’ equity:
Common stock	472	18,434	(18,434)	472
Additional paid-in capital	502,226	119,176	(119,175)	502,227
Retained earnings	222,874	82,501	691	306,066
Accumulated other comprehensive loss	906	(24,464)	—	(23,558)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	687,178	195,647	(136,918)	745,907

Total liabilities and stockholders’ equity	$1,582,742	$262,610	$(142,224)	$1,703,128

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$67,396	$15,239	$—	$82,635
Sales	10,686	1,362	(307)	11,741
Other	699	66	—	765

Total revenues	78,781	16,667	(307)	95,141

Costs and expenses:
Cost of sales	6,945	1,017	(306)	7,656
Leasing, selling and general expenses	42,657	10,894	—	53,551
Integration, merger and restructuring expenses	291	—	—	291
Depreciation and amortization	7,094	1,795	—	8,889

Total costs and expenses	56,987	13,706	(306)	70,387

Income from operations	21,794	2,961	(1)	24,754
Other income (expense):
Interest income	131	—	(131)	—
Interest expense	(10,482)	(632)	131	(10,983)
Dividend income	221	—	(221)	—

Income (loss) before provision for (benefit from) income taxes	11,664	2,329	(222)	13,771
Provision for (benefit from) income taxes	4,514	(448)	(26)	4,040

Net income (loss)	$7,150	$2,777	$(196)	$9,731

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$182,975	$35,714	$—	$218,689
Sales	19,166	3,960	—	23,126
Other	1,251	272	—	1,523

Total revenues	203,392	39,946	—	243,338

Costs and expenses:
Cost of sales	12,372	2,894	—	15,266
Leasing, selling and general expenses	106,005	27,355	—	133,360
Integration, merger and restructuring expenses	3,664	8	—	3,672
Depreciation and amortization	21,939	4,989	—	26,928

Total costs and expenses	143,980	35,246	—	179,226

Income from operations	59,412	4,700	—	64,112
Other income (expense):
Interest income	678	1	(678)	1
Interest expense	(41,522)	(2,291)	678	(43,135)
Deferred financing costs write-off	(525)	—	—	(525)
Dividend income	629	—	(629)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Foreign currency exchange	—	(9)	—	(9)

Income (loss) before provision for (benefit from) income taxes	(79,770)	100,843	(629)	20,444
Provision for (benefit from) income taxes	7,195	666	(75)	7,786

Net income (loss)	$(86,965)	$100,177	$(554)	$12,658

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$191,507	$42,229	$—	$233,736
Sales	28,846	4,122	(307)	32,661
Other	1,896	230	—	2,126

Total revenues	222,249	46,581	(307)	268,523

Costs and expenses:
Cost of sales	18,057	2,994	(306)	20,745
Leasing, selling and general expenses	118,671	31,596	—	150,267
Integration, merger and restructuring expenses	762	—	—	762
Depreciation and amortization	21,539	5,163	—	26,702

Total costs and expenses	159,029	39,753	(306)	198,476

Income from operations	63,220	6,828	(1)	70,047
Other income (expense):
Interest income	388	—	(388)	—
Interest expense	(33,993)	(1,854)	388	(35,459)
Debt restructuring expense	(1,334)	—	—	(1,334)
Dividend income	663	—	(663)	—
Foreign currency exchange	—	(2)	—	(2)

Income (loss) before provision for (benefit from) income taxes	28,944	4,972	(664)	33,252
Provision for (benefit from) income taxes	11,201	283	(56)	11,428

Net income (loss)	$17,743	$4,689	$(608)	$21,824

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(86,965)	$100,177	$(554)	$12,658
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Deferred financing costs write-off	525	—	—	525
Provision for doubtful accounts	1,350	329	—	1,679
Amortization of deferred financing costs	2,757	—	—	2,757
Amortization of debt issuance discount	541	—	—	541
Amortization of long-term liabilities	164	39	—	203
Share-based compensation expense	4,383	522	—	4,905
Depreciation and amortization	21,939	4,989	—	26,928
Gain on sale of lease fleet units	(6,481)	(680)	—	(7,161)
(Gain) loss on disposal of property, plant and equipment	(85)	6	—	(79)
Deferred income taxes	7,092	665	20	7,777
Foreign currency exchange loss	—	9	—	9
Changes in certain assets and liabilities:
Receivables	(3,180)	(1,470)	—	(4,650)
Inventories	1,653	(60)	—	1,593
Deposits and prepaid expenses	2,687	135	—	2,822
Other assets and intangibles	(372)	—	—	(372)
Accounts payable	(1,455)	598	—	(857)
Accrued liabilities	(6,989)	(116)	—	(7,105)
Intercompany	34,809	(13,715)	(21,094)	—

Net cash (used in) provided by operating activities	(27,627)	91,428	(21,628)	42,173

Cash Flows From Investing Activities:
Additions to lease fleet units	(5,377)	(5,855)	—	(11,232)
Proceeds from sale of lease fleet units	17,933	2,333	—	20,266
Additions to property, plant and equipment	(2,196)	(1,575)	—	(3,771)
Proceeds from sale of property, plant and equipment	39	81	—	120

Net cash provided by (used in) investing activities	10,399	(5,016)	—	5,383

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	25,736	(64,691)	(1,589)	(40,544)
Redemption of 9.75% senior notes due 2014	(6,000)	—	—	(6,000)
Deferred financing costs	(74)	—	—	(74)
Proceeds from notes payable	94	—	—	94
Principal payments on notes payable	(1,184)	(23)	—	(1,207)
Principal payments on capital lease obligations	(1,102)	(1)	—	(1,103)
Issuance of common stock, net	922	—	—	922
Intercompany	—	(628)	628	—

Net cash provided by (used in) financing activities	18,392	(65,343)	(961)	(47,912)

Effect of exchange rate changes on cash	(70)	(21,804)	22,589	715
Net increase (decrease) in cash	1,094	(735)	—	359

Cash at beginning of period	582	1,158	—	1,740

Cash at end of period	$1,676	$423	$—	$2,099

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$17,743	$4,689	$(608)	$21,824
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	1,344	477	—	1,821
Amortization of deferred financing costs	3,056	—	—	3,056
Amortization of debt issuance discount	65	—	—	65
Amortization of long-term liabilities	165	11	—	176
Share-based compensation expense	4,113	448	—	4,561
Depreciation and amortization	21,539	5,163	—	26,702
Gain on sale of lease fleet units	(9,766)	(900)	—	(10,666)
Gain (loss) on disposal of property, plant and equipment	(22)	7	—	(15)
Deferred income taxes	11,187	283	(42)	11,428
Foreign currency exchange loss	—	2	—	2
Changes in certain assets and liabilities:
Receivable	(5,247)	(2,716)	—	(7,963)
Inventories	671	(247)	—	424
Deposits and prepaid expenses	1,032	(119)	—	913
Other assets and intangibles	(96)	—	—	(96)
Accounts payable	1,796	4,516	—	6,312
Accrued liabilities	3,818	108	—	3,926
Intercompany	422	(585)	163	—

Net cash provided by (used in) operating activities	53,154	11,137	(487)	63,804

Cash Flows From Investing Activities:
Additions to lease fleet units	(8,899)	(10,658)	—	(19,557)
Proceeds from sale of lease fleet units	24,822	3,016	—	27,838
Additions to property, plant and equipment	(6,978)	(1,615)	—	(8,593)
Proceeds from sale of property, plant and equipment	71	21	—	92

Net cash provided by (used in) investing activities	9,016	(9,236)	—	(220)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(38,532)	(1,598)	425	(39,705)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(289)	—	—	(289)
Principal payments on capital lease obligations	(999)			(999)
Issuance of common stock, net	513	—	—	513
Intercompany	—	(668)	668	—

Net cash (used in) provided by financing activities	(62,665)	(2,266)	1,093	(63,838)

Effect of exchange rate changes on cash	69	163	(606)	(374)

Net decrease in cash	(426)	(202)	—	(628)
Cash at beginning of period	1,065	569	—	1,634

Cash at end of period	$639	$367	$—	$1,006

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

Overview

General

We are the world’s leading provider of portable storage solutions, with a total lease fleet of approximately 237,300 units at September 30, 2011. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, multiple doors, electrical wiring and shelving.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell portable storage containers and occasionally sell security office units and mobile office units. Our sales revenues represented 9.5% and 12.2% of total revenues for the nine months ended September 30, 2010 and 2011, respectively.

We currently operate in 131 markets in North America and Europe. With growth returning to our business following the recent recession, we entered three new U.S. markets in 2010 and another ten new U.S. markets thus far in 2011 through greenfield expansions. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have drivers and yard personnel to handle deliveries and pick-ups of our fleet. Given our fleet utilization levels, we chose to enter these new markets through greenfield locations by migrating idle fleet to low-cost operational yards. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and we increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. We may also make opportunistic acquisitions from time to time in any particular market where we believe that such approach will allow us to enter that market more profitably than by greenfield expansion. Historically, we primarily entered new markets through the acquisition of smaller local competitors and then implemented our business model, which is typically more focused on customer service and marketing than the acquired business and other market competitors.

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

Customers in the construction industry represented 33% of our leased units at September 30, 2011 and, because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although it has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increased to 31% in 2010. This stabilization has continued and has increased slightly in 2011.

To further diversify our customer segments and to focus additional growth on our non-construction business, we opened our National Sales Center (“NSC”) in January 2010. The NSC sales team targets non-construction customer including retail, consumer services, industrial and commercial, government and homeowners while our sales team in the local branches focuses on our construction customers.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The U.S. generally accepted accounting principles (“GAAP”) financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.

Because EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is a component of certain financial covenants under our revolving credit facility and is used to determine our available borrowing capacity and the revolving credit facility’s applicable interest rate in effect at the end of each measurement period. EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands)		(In thousands)
EBITDA	$32,478	$33,643	$91,032	$96,747
Interest paid	(15,098)	(9,726)	(41,000)	(33,080)
Income and franchise taxes paid	(87)	(129)	(736)	(719)
Share-based compensation expense	1,882	1,840	4,905	4,561
Gain on sale of lease fleet units	(2,684)	(3,547)	(7,161)	(10,666)
Gain on disposal of property, plant and equipment	3	(15)	(79)	(15)
Changes in certain assets and liabilities:
Receivables	(2,973)	(3,756)	(2,971)	(6,142)
Inventories	687	791	1,593	424
Deposits and prepaid expenses	598	60	2,822	913
Other assets and intangibles	(210)	22	(372)	(96)
Accounts payable and accrued liabilities	(558)	11,244	(5,860)	11,877

Net cash provided by operating activities	$14,038	$30,427	$42,173	$63,804

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands except percentages)		(In thousands except percentages)
Net income	$5,469	$9,731	$12,658	$21,824
Interest expense	14,161	10,983	43,135	35,459
Income taxes	3,575	4,040	7,786	11,428
Depreciation and amortization	8,748	8,889	26,928	26,702
Debt restructuring expense	—	—	—	1,334
Deferred financing costs write-off	525	—	525	—

EBITDA	32,478	33,643	91,032	96,747
Merger, restructuring, start-up expenses and other (1)	518	1,361	3,942	2,163

Adjusted EBITDA	$32,996	$35,004	$94,974	$98,910

EBITDA margin (2)	38.4%	35.4%	37.4%	36.0%

Adjusted EBITDA margin (2)	39.0%	36.8%	39.0%	36.8%

(1)	Merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses incurred in conjunction with the restructuring of our manufacturing operations as a result of the MSG acquisition. Start-up expenses are associated with the opening of our new locations.
(2)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues expressed as a percentage.

In managing our business, we measure our EBITDA margins from year to year and based upon the size of our branches. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment as well as advertising, sales, marketing and office expenses. With a new branch or operational yard, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales team and developing our marketing and advertising programs. A new location will have lower EBITDA margins in its early years until the branch increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the EBITDA margin at a branch would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales, (2) leasing, selling and general expenses and (3) depreciation and amortization, primarily depreciation of the portable storage containers and mobile office units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 2.7% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2010 and at September 30, 2011:

	September 30,	September 30,
	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2010, net	$1,028,403	245,499
Purchases:
Container purchases, including freight	3,173 (1)	519
Manufactured units:
Steel security offices	384	23
Wood mobile offices	130	5
Remanufacturing and customization of units purchased or obtained in prior years	15,874 (2)	347 (3)
Other (4)	(199)	(237)
Cost of sales from lease fleet	(17,218)	(8,853)
Effect of exchange rate changes	476
Change in accumulated depreciation, excluding sales	(14,809)

Lease fleet at September 30, 2011, net	$1,016,214	237,303

(1)	Includes $1.3 million to acquire units previously held under a capital lease.
(2)	Does not include any routine maintenance, which is expensed as incurred.

(3)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(4)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2011:

	September 30,	September 30,	September 30,
	Book Value	Number of Units	Percentage of Units
	(In thousands)
Portable storage containers	$606,619	192,000	81%
Steel and wood offices	534,796	41,059	17%
Van trailers	2,989	4,244	2%
Other (chassis and ancillary products)	2,769

	1,147,173
Accumulated depreciation	(130,959)

	$1,016,214	237,303	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in June 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of September 30, 2011 is approximately $831.7 million.

During the last five fiscal years, our annual utilization levels averaged 67.3% and ranged from a low of 53.4% in 2010 to a high of 82.7% in 2006. Our average utilization rate for the third quarter of 2011 was 57.7%, compared to 53.3% in the third quarter of 2010. Our third quarter utilization rate increased during the quarter to 59.5% at September 30, 2011. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011, Compared to

Three Months Ended September 30, 2010

Total revenues for the quarter ended September 30, 2011 increased $10.5 million, or 12.4%, to $95.1 million from $84.6 million for the same period in 2010. Leasing revenues for the quarter ended September 30, 2011 increased $7.0 million, or 9.3%, to $82.6 million from $75.6 million for the same period in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent, which resulted in a 6.1% increase in our yield. Our sales of portable storage and office units for the quarter ended September 30, 2011 increased 41.3% to $11.7 million. The increase in sales revenues primarily reflects a general increase in units sold and higher average selling prices as well as increased sales of custom units as compared to the same period in 2010. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2011 and 2010 were 86.9% and 89.3%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 65.2% and 64.9% of sales revenue for the quarters ended September 30, 2011 and 2010, respectively. Due to a stronger business climate and a continued shortage of excess ISO containers in the ports, the units we sold were at higher average selling prices as compared to the same period in 2010, although our gross margins were relatively unchanged at 34.8% for the quarter ended September 20, 2011, compared to 35.1% for the same period in 2010.

Leasing, selling and general expenses for the quarter ended September 30, 2011 increased by $7.3 million, or 15.8%, to $53.5 million, compared to $46.2 million for the same period in 2010. This increase is primarily due to variable costs associated with an increased level of business activity including higher transportation costs, payroll costs and repairs and maintenance costs for our lease fleet and transportation equipment. Leasing, selling and general expenses related to our new locations opened in 2011 also added to the third quarter increase in 2011. Our 2011 payroll expense included the cost of our fully staffed National Sales Center, which was not complete until the end of the third quarter of 2010, as well as strategic hires in sales and our new market locations.

Adjusted EBITDA for the quarter ended September 30, 2011 increased $2.0 million, or 6.1%, to $35.0 million, compared to $33.0 million for the same period in 2010. Adjusted EBITDA margins were 36.8% and 39.0% of total revenues for the three months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2011 was $8.9 compared to $8.7 million for the same period in 2010. In both quarters, reduced amortization of intangible assets was offset by increased depreciation of technology, communication and delivery equipment.

Interest expense for the quarter ended September 30, 2011 decreased $3.2 million to $11.0 million, compared to $14.2 million for the same period in 2010. This decrease is primarily attributable to a lower weighted average interest rate and lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. In 2010, we refinanced our 9.75% senior notes with 7.875% senior notes, which also contributed to the lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended September 30, 2011 was 5.5%, compared to 6.7% for the same period in 2010, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended September 30, 2011 was 6.1%, compared to 7.2% in the same period in 2010.

Deferred financing costs write-off in 2010 represents that portion of deferred financing costs associated with a $50.0 million Company elected reduction in the ABL Credit Agreement in August 2010.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarter ended September 30, 2011 was 29.3%, compared to 39.5% during the same period in 2010. In July 2011, the United Kingdom’s government finalized a reduction of the corporate tax rate. This change reduced our deferred tax liability in the United Kingdom by approximately $1.0 million in the third quarter of 2011. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. See note J to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the quarter ended September 30, 2011 was $9.7 million, compared to net income of $5.5 million for the same period in 2010. Net income for the third quarter of 2011 includes $1.0 million for the United Kingdom’s reduction in the corporate tax rate discussed above. Our third quarter net income results also include integration, merger and restructuring expenses of $0.3 million and $0.5 million (approximately $0.2 million and $0.3 million after tax) for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011, Compared to

Nine Months Ended September 30, 2010

Total revenues for the nine months ended September 30, 2011 increased $25.2 million, or 10.3%, to $268.5 million from $243.3 million for the same period in 2010. Leasing revenues for the nine months ended September 30, 2011 increased $15.0 million, or 6.9%, to $233.7 million from $218.7 million for the same period in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent, which resulted in a 5.6% increase in our yield. Our sales of portable storage and office units for the nine months ended September 30, 2011 increased by 41.2% to $32.7 million from $23.1 million during the same period in 2010. The increase in sales revenues reflects a general increase in units sold and higher average selling prices as well as increased sales of custom units as compared to the same period in 2010. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2011 and 2010 were 87.0% and 89.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 63.5% and 66.0% of sales revenue for the nine months ended September 30, 2011 and 2010, respectively. Due to a stronger business climate and a continued shortage of ISO containers in the ports, the units we sold were at higher average selling prices as compared to the same period in 2010. As a result, our gross margins increased to 36.5% for the nine months ended September 20, 2011, compared to 34.0% for the same period in 2010.

Leasing, selling and general expenses for the nine months ended September 30, 2011 increased $16.9 million, or 12.7%, to $150.3 million, compared to $133.4 million for the same period in 2010. This increase is primarily due to variable costs associated with an increased level of business activity including higher transportation costs, payroll costs and repairs and maintenance costs for our lease fleet and transportation equipment. Leasing, selling and general expenses related to our new locations opened in 2011 also added to the increase in 2011. Our 2011 payroll expense included the cost of our fully staffed National Sales Center, which was not complete until the end of the third quarter of 2010, as well as strategic hires in sales and our new market locations.

Integration, merger and restructuring expenses for the nine months ended September 30, 2011 decreased $2.9 million to $0.8 million, compared to $3.7 million for the same period in 2010. These expenses primarily represent costs associated with reductions to our work force.

Adjusted EBITDA for the nine months ended September 30, 2011 increased $3.9 million, or 4.1%, to $98.9 million, compared to $95.0 million for the same period in 2010. Adjusted EBITDA margins were 36.8% and 39.0% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2011 decreased by $0.2 million, or 0.8%, to $26.7 million, compared to $26.9 million during the same period in 2010. The decrease is primarily attributable to reduced amortization of intangible assets and is partially offset by increased depreciation of technology, communication and delivery equipment.

Interest expense for the nine months ended September 30, 2011 decreased $7.7 million to $35.4 million, compared to $43.1 million for the same period in 2010. This decrease is primarily attributable to a lower weighted average interest rate and lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. In 2010, we refinanced our 9.75% senior notes with 7.875% senior notes, which contributed to the lower weighted average interest rate. The weighted average interest rate on our debt for the nine months ended September 30, 2011 was 5.8%, compared to 6.6% for the same period in 2010, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the nine months ended September 30, 2011 was 6.4%, compared to 7.2% in the same period in 2010.

Debt restructuring expense for the nine months ended September 30, 2011, related to the redemption of the remaining aggregate principal balance outstanding of the MSG Notes, was $1.3 million and represents the tender premiums and the write-off of the remaining unamortized acquisition date discount related to the MSG Notes redeemed.

Deferred financing costs write-off in 2010 represents that portion of deferred financing costs associated with a $50.0 million Company elected reduction in the ABL Credit Agreement in August 2010.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the nine months ended September 30, 2011 was 34.4%, compared to 38.1% during the same period in 2010. In July 2011, the United Kingdom’s government finalized a reduction of the corporate tax rate. This change reduced our deferred tax liability in the United Kingdom by approximately $1.0 million for the nine months ended September 30, 2011. Our consolidated tax provision includes the expected tax rates for our operations in the United States, Canada, United Kingdom and The Netherlands. See note J to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the nine months ended September 30, 2011 was $21.8 million, compared to net income of $12.7 million for the same period in 2010. Net income in 2011 includes $1.0 million for the United Kingdom’s reduction in the corporate tax rate discussed above. Net income results also include integration, merger and restructuring expenses of $0.8 million and $3.7 million (approximately $0.5 million and $2.3 million after tax) for the nine months ended September 30, 2011 and 2010, respectively. Net income in 2011 was also negatively impacted by $1.3 million (approximately $0.8 million after tax) related to debt restructuring expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive (after capital expenditures but excluding the acquisition of MSG). This positive cash flow trend has continued for the nine- month period ended September 30, 2011.

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

Revolving Credit Facility. We have an $850.0 million ABL Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch (the “Agent”) and the other lenders party thereto. All amounts outstanding under the Credit Agreement are due on June 27, 2013. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2011, we had approximately $357.2 million of borrowings outstanding and $445.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. The Credit Agreement contains certain financial maintenance covenants, but these maintenance covenants are not applicable unless we have less than $100.0 million in borrowing availability under the Credit Agreement. The Credit Agreement also contains customary negative covenants applicable to us and our subsidiaries, including covenants that restrict their ability to, among other things, (i) make capital expenditures in excess of defined limits, (ii) allow certain liens to attach to our or our subsidiaries’ assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iv) incur additional indebtedness or engage in certain other types of financing transactions, and (v) make acquisitions or other investments. We were in compliance with the terms of the Credit Agreement as of September 30, 2011.

Amounts borrowed under the Credit Agreement and repaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest, at our option, at either (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will range from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio, as defined in the Credit Agreement. Based on our debt ratio at September 30, 2011, our applicable interest rate margins will be LIBOR plus 2.75% for LIBOR loans and prime plus 1.25% for base rate loans until the next measurement date which is the end of each fiscal quarter and becomes effective the month following management’s communication to our lenders.

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

Senior Notes. At September 30, 2011, we had two series of outstanding senior notes: (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Mobile Mini Notes”). The Mobile Mini Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We issued the 2020 Notes in November 2010 at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the 9.750% senior notes originally issued by MSG due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”), to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under the Credit Agreement. The remaining $22.3 million aggregate principal amount of outstanding MSG Notes, at December 31, 2010, was fully redeemed in January 2011 and is no longer outstanding.

The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. We were in compliance with the covenants of the Senior Notes as of September 30, 2011.

Operating Activities. Our operations provided net cash flow of $63.8 million for the nine months ended September 30, 2011, compared to $42.2 million during the same period in 2010. The $21.6 million increase in cash provided by operations primarily resulted from changes in working capital and an increase in net income, after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $5.4 million for the same period in 2010. Capital expenditures for our lease fleet were $19.6 million and proceeds from sale of lease fleet units were $27.8 million for the nine months ended September 30, 2011, compared to capital expenditures of $11.2 million and proceeds of $20.3 million for the same period in 2010. In 2011, we paid approximately $1.3 million to acquire lease fleet units that were previously held under a capital lease. We anticipate our near-term investing activities will be primarily focused on remanufacturing units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the nine months ended September 30, 2011 were $8.5 million, compared to $3.7 million for the same period in 2010. These expenditures in 2011 were primarily for replacement of our transportation equipment, leasehold improvements, and upgrades to technology equipment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2011 was $63.8 million, compared to $47.9 million for the same period in 2010. During the nine months ended September 30, 2011, we made net debt repayments of $63.3 million.

At September 30, 2011, all of our interest rate swap agreements under which we effectively fixed the interest rate payable on borrowings under our Credit Agreement so that the rate is based upon a spread from a fixed rate, rather than a spread from the LIBOR rate had matured. The fair value of our interest rate swap agreements resulted in amounts being recognized in other comprehensive income for the nine months ended September 30, 2011 of $1.3 million, net of applicable income taxes $0.8 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $349.7 million of Senior Notes (net of unamortized discounts of $0.3 million) and obligations under capital leases. We also have operating lease commitments for: (1) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to 15 years; (2) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price; and (3) office related equipment.

At September 30, 2011, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $8.8 million in letters of credit.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $1.7 million of total unrecognized compensation costs related to stock options at September 30, 2011 that are expected to be recognized over a weighted average period of 3.2 years and $15.0 million of total unrecognized compensation costs related to nonvested share-awards at September 30, 2011 that are expected to be recognized over a weighted average period 2.5 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income	$5,469	$9,731	$12,658	$21,824
Diluted earnings per share	$0.12	$0.22	$0.29	$0.49
As adjusted for change in estimates:
Net income	$5,417	$9,573	$12,398	$21,525
Diluted earnings per share	$0.12	$0.22	$0.28	$0.48

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

At September 30, 2011, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Salvage Value	Useful Life in Years	Three Months Ended September 30,		Nine Months Ended September 30,
			2010	2011	2010	2011
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income			$5,469	$9,731	$12,658	$21,824
Diluted earnings per share			$0.12	$0.22	$0.29	$0.49
As adjusted for change in estimates:	70%	20
Net income			$5,469	$9,731	$12,658	$21,824
Diluted earnings per share			$0.12	$0.22	$0.29	$0.49
As adjusted for change in estimates:	62.5%	25
Net income			$5,469	$9,731	$12,658	$21,824
Diluted earnings per share			$0.12	$0.22	$0.29	$0.49
As adjusted for change in estimates:	50%	20
Net income			$4,069	$8,097	$8,342	$17,274
Diluted earnings per share			$0.09	$0.18	$0.19	$0.39
As adjusted for change in estimates:	40%	40
Net income			$5,469	$9,731	$12,658	$21,824
Diluted earnings per share			$0.12	$0.22	$0.29	$0.49
As adjusted for change in estimates:	30%	25
Net income			$3,649	$7,607	$7,047	$15,909
Diluted earnings per share			$0.08	$0.17	$0.16	$0.36
As adjusted for change in estimates:	25%	25
Net income			$3,369	$7,280	$6,183	$14,999
Diluted earnings per share			$0.08	$0.16	$0.14	$0.34

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

Earnings Per Share. Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net income less the earnings allocable to preferred stockholders, if applicable. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards and upon conversion of convertible preferred stock using the treasury stock method.

There have been no changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Multiple Element Arrangements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. This new guidance states that if vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our condensed consolidated financial statements and related disclosures.

Business Combinations. In December 2010, the FASB issued clarification on the accounting guidance for business combinations. This new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. We adopted this accounting standard and it did not have a material impact on our condensed consolidated financial statements and related disclosures.

Goodwill. In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. This new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment test after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for us beginning January 1, 2011. We adopted this accounting standard and do not expect it to have a material impact on our condensed consolidated financial statements and related disclosures.

In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of this amendment will have a material impact on our condensed consolidated financial statements and related disclosures.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in 2012. The adoption of this amendment will result in a change to our current presentation of comprehensive income, but will not have any impact on our condensed consolidated financial statements and related disclosures.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our condensed consolidated financial statements and related disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to manage growth or integrate acquisitions at existing or new locations;

•	our European operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financing on acceptable terms;

•	changes in the supply and price of used containers;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	the timing, effectiveness and number of new locations that we open or acquire;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2010 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from our Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated into this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we have used to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2011, all of our interest rate swap agreements have matured. For the nine months ended September 30, 2011, comprehensive income included $1.3 million, net of applicable income taxes of $0.8 million, related to the fair value of our interest rate swap agreements then in effect.

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

ITEM 6. EXHIBITS

Number	Description

10.1	Employment Agreement, dated as of July 5, 2011, by and between Mobile Mini, Inc., a Delaware corporation, and Deborah Keeley. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report in Form 8-K filed on July 7, 2011)

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: November 9, 2011	/s/ MARK E. FUNK
Mark E. Funk
Chief Financial Officer