Form 10-K
period 2011-12-31
MOBILE MINI INC
filed 2012-02-29
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value on June 30, 2011 of the voting stock owned by non-affiliates of the registrant was approximately $931.7 million.

As of February 17, 2012, there were outstanding 45,608,606 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2011 FORM 10-K ANNUAL REPORT

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

Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors besides those listed. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, factors and risks identified herein.

PART I

ITEM 1.	BUSINESS

Mobile Mini, Inc.

We are the world’s leading provider of portable storage solutions with a total fleet of approximately 237,600 units as of December 31, 2011. As of December 31, 2011, we operated in 133 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our portable units provide secure, accessible temporary storage for a diversified client base of over 80,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We were founded in 1983 and follow a strategy of focusing on leasing rather than selling our portable storage units. We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. Leasing revenues represented approximately 87.5% of total revenues for the year ended December 31, 2011. We believe our leasing strategy is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 35 months;

•	have average monthly lease rates that recoup our current investment in our remanufactured units within an average of 35 months; and

•	have long useful lives exceeding 30 years, relatively low maintenance and high residual values.

Our total lease fleet has grown significantly over the years to over 237,600 units at December 31, 2011. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenue represented 10.0% and 11.8% of total revenues for the twelve months ended December 31, 2010 and 2011, respectively.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers that were built according to standards developed by the International Organization for Standardization (“ISO”), other steel containers, steel security offices that we manufacture and mobile offices. We remanufacture and customize our products by adding our proprietary locking and easy-opening premium door system to our purchased ISO containers and steel security offices. Because they are composed primarily of steel, these assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. We also have wood mobile office units in our lease fleet to complement our core steel portable storage containers and steel security offices. We perform maintenance on our steel containers and security offices on a regular basis. Repair and maintenance expense for our fleet has averaged 2.9% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold steel containers and security offices from our lease fleet at an average of 146% of original cost from 1997 through 2011.

Industry Overview

The storage industry includes two principal sectors, fixed self-storage and portable storage. The fixed self-storage sector consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage sector. We do offer some non-fixed self-storage in secure containers from our fleet at some of our locations in the U.S. and the U.K.

The portable storage sector in which our business focuses differs from the fixed self-storage sector, as it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to the fixed self-storage sector, the portable storage sector is primarily used by businesses. This sector of the storage industry is highly fragmented and remains primarily local in nature. Portable storage solutions include containers, record vaults and van trailer units. Portable storage containers are achieving increased market share compared to the other portable options because of an increasing awareness of customers that containers provide ground level access and better protection against wind or water damage. As a result, containers can meet the needs of a diverse range of customers. Portable storage units such as ours provide ground level access, higher security and improved aesthetics, compared to certain other portable storage alternatives such as van trailers. Although there are no published estimates of the size of the portable storage sector, we believe the size of the sector is expanding due to the increasing awareness of the advantages of portable storage.

Our products also serve the modular space industry, which includes mobile offices and other modular structures. We believe this industry generates approximately $5.0 billion in revenue annually in North America. We offer steel security offices, combination steel office/storage units and mobile offices in varying lengths and widths to serve the various requirements of our customers.

We also offer portable document and record storage units and many of our regular storage units are used for document and record storage. We believe the documents and records storage industry will continue to grow as businesses continue to generate substantial paper records that must be kept for extended periods.

Our goal is to continue to be the leading provider of portable storage solutions in North America and the U.K. We believe our competitive strengths and business strategy will enable us to achieve this goal.

Competitive Strengths

Our competitive strengths include the following:

Market Leader.    We are the nation’s largest provider of portable storage solutions in North America. At December 31, 2011, we maintained a total lease fleet of approximately 237,600 portable storage and mobile office units. We also have the largest national network of locations for portable storage solutions with 133 locations in the U.S., Canada, the U.K. and The Netherlands. In North America, we maintain strong market leadership positions in virtually all markets served. In the U.K., we are a market leader and have nearly 100% geographic coverage.

The “Mobile Mini” brand name is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers previously unaware of the availability of our products to meet their storage needs. We believe we are one of a few competitors in the U.S. and the U.K. who possesses the branch network, customer relationships and infrastructure to compete on a national and regional basis while maintaining a strong local market presence.

Superior, Differentiated Products.    We offer the industry’s broadest range of portable storage products, with many features that differentiate our products from those of our competition. We remanufacture used ISO containers and have designed and manufactured our own portable storage units. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufactured provide 40% more usable storage space than the standard eight-foot-wide ISO containers offered by our competitors. The vast majority of our products have our patented locking system and multiple door options, including easy-open door systems. In addition, we offer portable storage units with electrical wiring, shelving and other customized features. This differentiation allows us to charge premium rental rates, compared to the rates charged by our competition.

Sales and Marketing Emphasis.    We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong organic growth. We have a dedicated commissioned sales team and we assist them by providing them with our highly customized contact management system and intensive sales training programs. We manage our salespersons’ effectiveness through extensive sales call monitoring, mentoring and training programs. Online and yellow page advertising is an integral part of our sales and marketing approach. Our website includes value-added features such as product video tours, payment capabilities and real time sales inquiries that enable customers to chat live with salespeople.

National Presence with Local Service.    We have the largest national network of locations for portable storage solutions in the U.S. and the U.K. and believe it would be difficult for our competitors to replicate this network. We have invested significant capital developing a national network of locations that serve most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our branch network both through opening branches in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units and locations necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers. Our network of local branches and operational yards allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that is made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with customers that benefit from access to our wide selection of products. Additionally, our National Sales Center (“NSC”) coordinates inbound calls from non-construction customers and oversees outbound marketing campaigns.

Geographic and Customer Diversification.    Since storage units are used in a multitude of applications, we have established strong relationships with a well diversified base of customers, ranging from leading Fortune 500 companies to sole proprietorships, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the U.S. and U.K. military, government agencies, hotels, restaurants, entertainment complexes and households. As of December 31, 2011, we operated 133 locations throughout North America, the U.K. and The Netherlands and served over 80,000 customers. In 2011, our largest and second largest customers accounted for only 3.4% and 1.0%, respectively, of leasing revenues and the 20 largest customers combined accounted for approximately 8.7% of leasing revenues.

Our geographically and industry-diversified customer base has reduced our susceptibility to the effects of economic downturns in the markets in which we operate. The fact that we continued to generate strong free cash flow while maintaining Consolidated Adjusted EBITDA margins of approximately 40% despite the economic downturn demonstrates a measure of resilience to recessions in our business model.

Our diverse customer base also demonstrates the broad applications for our products and the opportunity to create future demand through targeted marketing. We have developed key customer relationships with large national companies, which rely upon us to supply temporary inventory storage capacity during seasonal peaks. Our network of branch locations covers nearly all major markets in both the U.S. and U.K. providing us with a broad geographical reach and a competitive advantage.

Customer Service Focus.    The portable storage industry is particularly service intensive. Our entire organization is focused on providing high levels of customer service. We have salespeople at both the national and branch levels to better understand our customer’s needs and have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, product quality, broad product selection and availability, competitive lease rates and customer service. We conduct training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, we use a Net Promoter Score (“NPS”) system to measure loyalty and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our branches to our corporate headquarters. Our Customer Relationship Management (“CRM”) system also enables us to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance. Approximately 62.1% of our 2011 leasing revenues were derived from repeat customers, which we believe is a result of our superior customer service.

Customized Enterprise Resource Planning (“ERP”) System.    We have made significant investments in an ERP system supporting our U.S. and U.K. operations. These investments enable us to optimize fleet utilization, control pricing, capture detailed customer data, easily evaluate and approve credit applications, audit company results reports, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. In addition, we believe this system gives us a competitive advantage over smaller and less sophisticated local and regional competitors. Our ERP system allows us to carefully monitor, on a real time basis, the size, mix, utilization and lease rates of our lease fleet branch by branch. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business.    We focus on growing our core portable storage leasing business, which accounted for 81% of our fleet at December 31, 2011, because it provides predictable recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America and Europe.

Maintain Strong EBITDA Margins.    One of the tools we use internally to measure our financial performance is EBITDA margins. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. In comparing EBITDA from year to year, we may further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at adjusted EBITDA. We define our EBITDA margins as EBITDA or adjusted EBITDA, divided by our total revenues, expressed as a percentage. We continued to aggressively manage this margin even during the downturn in the economic environment. Our objective is to maintain a relatively stable EBITDA margin through adjustments to our cost structure as revenues change.

Generate Strong Organic Growth.    We focus on increasing the number of portable storage units we lease to both new and repeat customers. We have historically generated strong organic growth within existing markets through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating superior products from our competitors. Through our NSC, we are able to deploy sophisticated marketing campaigns and customer tracking strategies to generate new sales and support local branch operations. Our technology coupled with a hybrid sales strategy allows us to bifurcate our customer base into customers that need a local sales presence and those that can be supported and grown by our centralized NSC sales force. Through the NSC and our hybrid sales strategy, we are able to target sales campaigns by specific markets, customer type and seasonal needs as well as adjust pricing simultaneously on a national basis.

Opportunistic Geographic Expansion.    We believe we have attractive geographic expansion opportunities and have identified over 50 additional markets in North America where we believe demand for portable storage units is underdeveloped. We have developed a proven strategy to enter new markets by either redeploying existing containers to new markets that can be serviced by nearby full-service branches or by acquiring the lease fleet assets of a small local portable storage business and overlaying our business model onto the new branch. Although we may make opportunistic acquisitions in various markets from time to time, we are primarily focused on optimizing existing markets and entering new markets through greenfield operational yards. From these start-up operational yards, we are able to redeploy existing idle fleet for utilization enhancement and growth, allowing for cost effective new branch openings with minimal capital expenditures. During 2011, we entered 12 new markets, ten of which used the low-cost greenfield strategy, while two were traditional acquisitions.

Continue to Enhance Product Offering.    We continue to enhance our existing products to meet our customers’ needs and requirements. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the years we have introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we have also added wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (for example, making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our proprietary designed and manufactured units increase our ability to service our customers’ needs and expand demand for our portable storage solutions. We currently offer customers the option to place their storage units at five of our locations in the U.S. and intend to add new locations and services going forward.

Products

We offer customers a wide range of portable storage and office products with an assortment of differentiated features such as patented locking systems, premium and multiple door options and approximately 100 different configuration options. Customers can either lease or buy products, but most prefer to lease. Our portable storage units provide secure, accessible temporary storage for a diversified customer base, which includes large and small retailers, construction companies, medical centers, schools, utilities, manufacturers and distributors, the U.S. and U.K. military, government agencies, hotels, restaurants, entertainment complexes and households. Some features of our different products are listed below:

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

We generally purchase used ISO containers when they are 10 to 12 years old, a time at which their useful life as an ISO shipping container has normally expired according to the standards promulgated by the International Organization for Standardization. Because we do not have the same stacking and strength requirements that apply in the ISO shipping industry, we have no need for these containers to meet ISO standards. If we need to purchase ISO containers, as we have in the past, we believe we would be able to procure them, when available, at competitive prices because of our volume purchasing power.

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

•

Van Trailers & Other — Non-Core Storage Units.    Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other storage products, which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers — Non-Core Storage Units” below. At December 31, 2011, van trailers comprised less than 0.2% of our lease fleet net book value.

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary door locking system. In 2003 and 2006, we were issued U.S. patents in connection with our Container Guard Lock and our tri-cam locking system design. We have subsequently been issued patents in Europe, China and the U.S. for improvements or modifications to our tri-cam locking systems.

Product Lives and Durability

Our steel portable storage containers, steel security offices and wood mobile offices have estimated useful lives of 30 years, 30 years, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 55% for our core steel products. Van trailers, which comprised 0.2% of the net book value of our lease fleet at December 31, 2011, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 2.9% of our lease revenues. Repainting the outside of storage units is the most common maintenance item.

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

Approximately 11.8% of our 2011 revenue was derived from sales of our units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from the lease fleet. Due to the unique asset characteristics of our steel containers as well as our maintenance programs, these assets tend to hold their value over time and generate positive margins with respect to both original cost and net book value when they are sold.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2011 based on the length of time in the lease fleet.

	Number of Units Sold	Sales Revenue	Original Cost(1)	Sales Revenue as a Percentage of Original Cost	Sales Revenue as a Percentage of Net Book Value
	(Dollars in thousands)
Sales fleet(2)	40,968	$133,868	$88,806	151%	150%
Lease fleet, by period held before sale:
Less than 5 years	43,627	$132,436	$90,375	147%	152%
5 to 10 years	6,188	$28,295	$19,416	146%	162%
10 to 15 years	2,193	$9,424	$6,903	137%	163%
15 to 20 years	506	$1,724	$1,320	132%	167%
20+ years	44	$134	$111	121%	161%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our branch when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location where the unit is first placed into service.

(2)	Includes sales of raw ISO containers.

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in June 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our revolving credit facility are based, our lease fleet liquidation appraisal value as of December 31, 2011, was approximately $832.2 million.

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

The following chart shows the average monthly lease rate that we currently receive for various types of containers that have been in our lease fleet for various periods of time. We have added our 10-foot-wide containers and security offices to the fleet and those types of units are not included in this chart. This chart includes the eight major types of remanufactured ISO containers in the fleet, but specific details of each type of unit are not provided due to competitive considerations.

		Age of Containers (By Number of Years in Our Lease Fleet)					Total Number/ Average Dollar
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21
Type 1	Number of units	9,313	2,148	2,057	355	15	13,888
	Average monthly rent	$61.59	$86.39	$86.83	$87.91	$85.22	$69.86
Type 2	Number of units	662	1,016	559	179	14	2,430
	Average monthly rent	$84.08	$87.46	$89.02	$87.50	$84.81	$86.88
Type 3	Number of units	14,457	4,198	1,798	806	71	21,330
	Average monthly rent	$67.47	$84.59	$86.18	$88.03	$89.65	$73.27
Type 4	Number of units	187	237	344	127	7	902
	Average monthly rent	$97.86	$98.83	$109.03	$106.62	$101.17	$103.63
Type 5	Number of units	630	310	885	43	—	1,868
	Average monthly rent	$107.80	$114.54	$126.28	$122.21	$—	$118.00
Type 6	Number of units	2,227	3,422	2,888	270	18	8,825
	Average monthly rent	$127.09	$123.20	$132.99	$130.19	$128.61	$127.61
Type 7	Number of units	9,633	9,298	3,581	118	18	22,648
	Average monthly rent	$113.01	$114.48	$121.34	$129.42	$131.92	$115.03
Type 8	Number of units	136	279	378	59	5	857
	Average monthly rent	$165.37	$165.10	$167.47	$163.82	$173.76	$166.15

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

Steel Storage, Steel Security Office and Steel Combination Offices.    Our steel products are our core leasing units and include portable storage units, whether manufactured or remanufactured ISO containers, security office and office/storage combination units. Our steel units are depreciated over 30 years with an estimated residual value of 55%.

Wood Mobile Offices.    Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year), which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2011, all of our wood mobile offices were less than twelve years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last ten years.

The operating margins on mobile offices are lower than the margins on steel containers. However, mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. These returns add to our overall profitability and operating margins.

Van Trailers and Other — Non-Core Storage Units.    At December 31, 2011, van trailers made up less than 0.2% of the net book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over 7 years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Depending on fleet utilization, we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we remanufacture and customize. We also purchase new manufactured mobile offices in various configurations and sizes, and manufacture our own custom steel units. Due to the number of units acquired in the MSG transaction and the current economic environment, we do not anticipate needing to purchase or acquire containers or offices to remanufacture or customize until our fleet utilization returns to historic levels. Our initial cost basis of an ISO container includes the transportation cost to place the unit into service, the purchase price from the seller and the cost of remanufacturing, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage and installing new doors, seals and a locking system. Additional modifications may involve the splitting of a unit to create several smaller units and adding customized features. The restoration and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes add custom features. In addition, we also sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2010 and December 31, 2011:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2010, net	$1,028,403	245,499
Purchases:
Container purchases and containers obtained through acquisitions, including freight	9,958 (1)	2,743
Non-core units obtained in acquisitions	516	333
Manufactured units:
Steel security offices	636	38
Wood mobile offices	172	8
Remanufacturing and customization of units purchased or obtained in prior years	22,490 (2)	466 (3)
Other(4)	(5)	(242)
Cost of sales from lease fleet	(22,463)	(11,217)
Effect of exchange rate changes	(1,715)
Change in accumulated depreciation, excluding sales	(19,250)

Lease fleet at December 31, 2011, net	$1,018,742	237,628

(1)	Includes $1.3 million to acquire units previously held under a capital lease.

(2)	Does not include any routine maintenance, which is expensed as incurred.

(3)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to lease fleet.

(4)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2011:

	Lease Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$611,679	192,420	81%
Offices	536,723	40,974	17%
Van trailers	3,047	4,234	2%
Other (chassis and ancillary products)	2,829

	1,154,278
Accumulated depreciation	(135,536)

	$1,018,742	237,628	100%

Branch Operations

Our senior management analyzes and manages the business as two business segments, North America and Europe, and our operations across all branches concentrate on the same core business of leasing and selling products that are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our business segments into smaller management areas we call divisions, regions and branches. Each of our branches, in their segment, generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Further financial information by geography is provided in Note 16 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

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

At December 31, 2011, we operated 133 locations, of which 109 were located in the U.S., four in Canada, 19 in the U.K., and one in The Netherlands. As of December 31, 2011, we had 87 branch locations, of which 67 were located in the U.S., two in Canada, 17 in the U.K. and one in The Netherlands. In addition to our branches, we had 46 properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. These operational yards do not have branch managers or sales people, but typically have a dispatcher and drivers assigned to them. Likewise, in order to enter new markets we will open new operational yards that can be serviced by nearby full-service branches.

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

Each branch has its own dedicated sales staff, primarily to work with the local construction companies, and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Some of our larger branches also have a fleet maintenance department to maintain the branch’s trucks, forklifts and other equipment. Our other branches perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements.

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

Our sales personnel handle all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our ERP system and our customer relationship management software and tools. This enables the sales team to share leads and other information and permits management to monitor and review sales and leasing productivity on a branch-by-branch basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 1,000 U.S. customers and 50 European customers currently participate in our National Account Program. We also provide our national account customers with service guarantees, which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We focus an increasing portion of our marketing expenditures on Internet-based initiatives with web-based products and services for both existing and potential customers. We also advertise our products in the yellow pages and have historically used a targeted direct mail program that described our products and features and highlighted the advantages of portable storage.

Customers

During 2011, over 80,000 customers leased our portable storage products. Our customer base is diverse and consists of businesses in a broad range of industries. In 2011, our largest and second largest customers accounted for 3.4% and 1.0% of our leasing revenues, respectively, and our 20 largest customers accounted for approximately 8.7% of our leasing revenues. During 2011, approximately 61.1% of our customers rented a single unit.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit Standard Industrial Classification manual published by the U.S. Bureau of the Census.

We target customers who we believe can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2011:

Business	Approximate Percentage of Units on Lease	Representative Customers	Typical Application
Consumer service and retail businesses	37%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, maintenance supplies, record storage and seasonal needs
Construction	32%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Industrial and commercial	17%	Distributors, trucking and utility companies, finance and insurance companies, real estate brokers and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Government and institutions	9%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Consumers	5%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location

Remanufacturing

We continue to remanufacture used ISO containers by adding our proprietary locking and easy-opening door systems at some of our branch locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoration operations. We typically buy these raw materials on a purchase order basis as we do not have long-term contracts with vendors for the supply of any raw materials. Historically, we built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufactured used ISO containers at our Maricopa, Arizona facility. After integrating the assets and operations we acquired in the MSG acquisition, we leveraged our combined fleet and restructured our manufacturing operations, reducing overhead and capital expenditures for our lease fleet. We accomplished this primarily by reducing our work force at our Maricopa, Arizona manufacturing facility in addition to reducing manufacturing and remanufacturing staff at other locations. Additionally, we essentially halted new production activities other than completing existing work-in-process assignments and custom sale orders. For the near future, we expect that our Maricopa, Arizona facility, with a limited staff, will be primarily used to rebrand, remanufacture and do repairs and maintenance on our existing lease fleet, build custom sale units and store any excess units in our fleet.

Vehicles

At December 31, 2011, we had a fleet of 748 delivery trucks, of which 636 were owned and 112 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Enterprise Resource Planning and Customer Relationship Management Systems

We operate highly customized ERP and CRM systems through which key operational and financial information is made available on a daily basis. Our management team uses this information to closely monitor current business activities. We also use the ERP system to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and allow international growth by using the same ERP system throughout the company. Our ERP, CRM and other systems are available to our branch network. Our Tempe, Arizona corporate headquarters and each branch can enter data into the systems and access data on a real-time basis. We generate weekly management reports by branch with leasing volume, fleet utilization, lease rates and fleet movement statistics. These reports allow management to monitor each branch’s performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in the ERP system daily at the branch level and verified through physical inventories by branch or corporate employees. Our sales personnel also use the CRM system to track customer leads and other sales data, including information about current and prospective customers. Members of our management team can access all of these systems throughout each day at all of our locations or remotely. Our ERP system is comprised of third-party licensed software and a number of proprietary custom enhancements. We have made significant investments in our ERP and CRM systems over the years, and we intend to continue such investments to further optimize the features of these systems for both our North American and European operations.

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception. However, if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2011, our steel storage containers initially have an average intended term of approximately six months at inception; however, the average duration for these leases that have fulfilled their term agreement was 35 months to date. Our security, security/storage and mobile offices typically have an average intended lease term of approximately eight months. The average duration of all office leases that have fulfilled their term agreement was 23 months in 2011. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances. This provides us with an additional source of recurring revenue. Any customer’s possessions stored within a portable storage unit are typically the responsibility of that customer.

Competition

We face competition from several local and regional companies, as well as national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core portable storage business, we typically compete with Williams Scotsman, Elliot Hire, PODS, Pac-Van, 1-800-PACK-RAT, LLC, Haulaway Storage Containers, Inc., Moveable Cubicle and a number of other national, regional and local companies. In the mobile office business, we typically compete with ModSpace, Williams Scotsman, McGrath RentCorp and other national, regional and local companies.

Employees

As of December 31, 2011, we employed approximately 1,579 full-time employees in the following major categories:

Management	165
Administrative	301
Sales and marketing	297
Manufacturing and mechanics	121
Drivers, dispatch and yard	695

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in our operating cash flow during the first quarter of each year.

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our web site. Information contained on our Web site is not part of this Annual Report.

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

Additionally, at the end of 2010 and 2011, customers in the construction industry, primarily in non-residential construction, accounted for approximately 31% and 32%, respectively, of our leased units. If the current economic slowdown in the non-residential construction sector continues, we may continue to experience less demand for leases and sales of our products. Because most of the cost of our leasing business is either fixed or semi-variable, our margins will contract if revenue continues to fall without similar changes in expenses, which may be difficult to achieve, and which ultimately may result in having a material adverse effect on our financial condition.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may impact customers.

We have responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy is designed to meet customer needs and drive revenue growth but differs from our historic sales structure. No assurance can be given that these strategies will achieve the desired goals and efficiencies in 2012 and beyond. The success of these strategies is dependent on a number of factors that are beyond our control.

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

The portable storage and mobile office industries are highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are and have lower fixed costs and may be better able to withstand adverse market conditions within the industry. Additionally, some of our competitors currently offer products outside of our core container offerings but may have better brand recognition in their current end customer sectors. If these competitors use their brand awareness to enter our product offerings, customers may choose these competitors’ products over ours and we could lose business. We generally compete on the basis of, among other things, quality and breadth of service and products, expertise, reliability and the price, size, and attractiveness of our rental units. Our competitors are competing aggressively on the basis of pricing and may continue to drive down prices. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2011, we had the following outstanding issuances of senior notes: (i) $150.0 million in aggregate principal amount of 6.875% senior notes due 2015 and (ii) $200.0 million in aggregate principal amount of 7.785% senior notes due 2020. Additionally at December 31, 2011, under our prior ABL Credit Agreement (as amended, the “Prior Credit Agreement”) we could borrow up to $850.0 million on a revolving loan basis, which means that amounts repaid may be reborrowed. At December 31, 2011, we had approximately $345.1 million of indebtedness under the Prior Credit Agreement. On February 22, 2012, we entered into a new $900.0 million ABL Credit Agreement (the “Credit Agreement”), which replaced the Prior Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

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

The indentures governing our 6.875% senior notes and 7.785% senior notes contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below specific borrowing availability levels.

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

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business.

We rely heavily on information systems across our operations, including for management, sales, order processing and transportation logistics. Our ability to effectively manage our business and coordinate the leasing/sales and delivery of our products depends significantly on the reliability and capacity of these systems. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or our customers. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

As Department of Transportation regulations increase, our operations could be negatively impacted and competition for qualified drivers could increase and result in increased labor costs.

We operate in the U.S. pursuant to operating authority granted by the U.S. Department of Transportation (“DOT”). Our company drivers also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment.

For example, in December 2010, CSA 2010, a new enforcement and compliance model implementing driver standards in addition to our current standards, was launched. CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Under CSA 2010, drivers and fleets will be evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly, compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could result in increased compensation costs.

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

We derived approximately 16.3% of our total revenues in 2011 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize on a consolidated basis from our U.K. business. We cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2011, we had $514.5 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

For more information, see the “Notes to Consolidated Financial Statements” included in our financial statements contained in this Annual Report.

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

The supply and cost of raw materials we use in manufacturing portable storage units fluctuates and could increase our operating costs.

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

Most of our customers use our storage units to store their goods on their own properties for various lengths of time. Local zoning laws and temporary planning permission regulations in some of our markets do not allow some of our customers to keep portable storage and office units on their properties or do not permit portable storage units unless located out of sight from the street or may limit the type of product they may use or how long it can be at their locations. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers’ sites, our business in that market will suffer.

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

We may not be able to successfully acquire or launch new operations or integrate future acquisitions, which could cause our business to suffer.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or launch new operations, we may experience difficulty integrating that company’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	our ongoing core business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.

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

If we do not manage new markets or new business lines or products effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a location or line of business in such circumstances would likely result in additional expenses that would cause our operating results to suffer.

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

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by containers, offices or trailers rented or sold by us; (ii) motor vehicle accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage and (v) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

We own several properties in the U.S., including our facility in Maricopa, Arizona, which is located approximately 30 miles south of Phoenix. In the U.K., we own two locations. We lease all of our other locations. All of our major leased properties have remaining lease terms of between one and 14 years and we believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our branch locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be 1 to 16 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

Four of our leased properties are with related persons and the terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of our Board of Directors.

Our Maricopa, Arizona facility is on approximately 43 acres. Previously, the facility housed our manufacturing, assembly, restoring, painting and vehicle maintenance operations. At the end of 2008, we restructured our manufacturing operations and, as a result, this facility for the near future will be primarily used to rebrand, remanufacture and do repairs and maintenance on our existing lease fleet, build custom sale units and store any excess units in our fleet.

We lease our corporate and administrative offices in Tempe, Arizona. These offices occupy approximately 55,000 square feet of office space, including our NSC. The lease term expires in December 2014. Our European headquarters is located in Stockton-on-Tees, United Kingdom, where we lease approximately 10,000 square feet of office space. The lease term expires in July 2017.

ITEM 3.     LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices

Our common stock trades on The NASDAQ Global Select Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the NASDAQ Stock Market.

	2010		2011
	High	Low	High	Low
Quarter ended March 31,	$15.92	$12.95	$24.29	$19.00
Quarter ended June 30,	$18.21	$14.69	$25.49	$19.45
Quarter ended September 30,	$17.69	$14.14	$22.95	$14.97
Quarter ended December 31,	$20.35	$14.83	$19.70	$15.10

We had 82 holders of record of our common stock on February 13, 2012, and we estimate that we have more than 3,300 beneficial holders of our common stock.

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business. Further, our Credit Agreement restricts our ability to pay dividends or other distributions on our common stock.

Sales of Unregistered Securities; Repurchases of Securities

On June 27, 2008, as part of the consideration for the acquisition of MSG, we issued 8.6 million shares of our Series A Convertible Redeemable Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the former stockholders of MSG. This issuance was made pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On April 14, 2011, the remaining issued and outstanding shares of the Series A Preferred Stock, automatically converted into an aggregate of 8.2 million shares of the our common stock, par value $0.01 per share, in accordance with the terms and conditions of the Series A Preferred Stock and are no longer outstanding.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ Composite Index if $100 were invested in our common stock and each index on December 31, 2006.

STOCK PERFORMANCE GRAPH

Mobile Mini, Inc.

At December 31, 2011

Total Return* Performance

Index	Period Ended December 31,
	2006	2007	2008	2009	2010	2011
Mobile Mini, Inc.	$100.00	$68.82	$53.53	$52.30	$73.09	$64.77
Standard & Poor’s SmallCap 600	$100.00	$99.70	$68.72	$86.29	$109.00	$110.10
NASDAQ Stock Market Index (U.S.)	$100.00	$108.47	$66.35	$95.38	$113.19	$113.81

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior period amounts in the selected financial data tables have been reclassified to conform to the current financial presentation. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Leasing	$284,638	$371,560	$333,521	$295,034	$318,863
Sales	31,644	41,267	38,605	33,156	42,842
Other	2,020	2,577	2,335	2,567	2,723

Total revenues	318,302	415,404	374,461	330,757	364,428

Costs and expenses:
Cost of sales	21,651	28,044	25,795	21,997	27,070
Leasing, selling and general expenses	166,994	212,335	192,861	179,121	203,236
Integration, merger and restructuring expenses	—	24,427	11,305	4,014	1,361
Goodwill impairment	—	13,667	—	—	—
Depreciation and amortization	21,149	31,767	39,082	35,686	35,665

Total costs and expenses	209,794	310,240	269,043	240,818	267,332

Income from operations	108,508	105,164	105,418	89,939	97,096
Other income (expense):
Interest income	101	135	29	1	—
Interest expense	(24,906)	(48,146)	(59,504)	(56,430)	(46,342)
Debt restructuring/extinguishment expense	(11,224)	—	—	(11,024)	(1,334)
Deferred financing costs write-off	—	—	—	(525)	—
Foreign currency exchange gains (loss)	107	(112)	(88)	(9)	(7)

Income before provision for income taxes	72,586	57,041	45,855	21,952	49,413
Provision for income taxes	28,410	28,000	18,057	8,443	17,549

Net income	44,176	29,041	27,798	13,509	31,864
Earnings allocable to preferred stockholders	—	(2,739)	(5,431)	(2,550)	(970)

Net income available to common stockholders	$44,176	$26,302	$22,367	$10,959	$30,894

Earnings per share:
Basic	$1.24	$0.77	$0.65	$0.31	$0.74

Diluted	$1.22	$0.75	$0.64	$0.31	$0.71

Weighted average number of common and common share equivalents outstanding:
Basic	35,489	34,155	34,597	35,196	41,566
Diluted	36,296	38,875	43,252	43,829	44,569
Other Data:
EBITDA(1)	$129,865	$136,954	$144,441	$125,617	$132,754
Net cash provided by operating activities	100,225	98,518	86,770	60,805	84,969
Net cash (used in) provided by investing activities	(138,682)	(97,913)	3,048	5,351	(12,787)
Net cash provided by (used in) financing activities	39,501	(6,689)	(82,999)	(67,731)	(71,063)
Operating Data:
Number of branches (at year end)	66	94	91	86	87
Lease fleet units (at year end)	160,116	273,748	257,208	245,499	237,628
Lease fleet covenant utilization (annual average)	79.6%	75.0%	59.2%	53.4%	57.1%
Lease revenue growth (reduction) from prior year	16.1%	30.5%	(10.2)%	(11.5)%	8.1%
Operating margin	34.1%	25.3%	28.1%	27.2%	26.6%
Net income margin	13.9%	7.0%	7.4%	4.1%	8.7%
EBITDA margin(3)	40.8%	33.0%	38.6%	38.0%	36.4%

	At December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Consolidated Balance Sheet Data:
Lease fleet, net	$802,923	$1,078,156	$1,055,328	$1,028,403	$1,018,742
Total assets	1,028,851	1,798,857	1,754,039	1,716,317	1,708,051
Total debt	387,989	907,206	824,246	771,402	696,472
Convertible preferred stock, at liquidation preference values	—	153,990	147,427	147,427	—
Stockholders’ equity	457,890	495,228	547,624	569,038	760,811

Reconciliations of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
EBITDA(1)	$129,865	$136,954	$144,441	$125,617	$132,754
Interest paid	(27,896)	(33,032)	(54,817)	(56,582)	(42,683)
Income and franchise taxes paid	(797)	(667)	(1,055)	(823)	(816)
Provision for restructuring charge	—	5,626	—	—	—
Goodwill impairment	—	13,667	—	—	—
Share-based compensation expense	4,028	5,656	5,782	6,292	6,456
Gain on sale of lease fleet units	(5,560)	(9,849)	(11,661)	(10,045)	(13,800)
Loss on disposal of property, plant and equipment	203	567	52	34	91
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	(2,119)	2,201	21,327	(2,077)	(4,148)
Inventories	(610)	7,655	3,691	2,506	(1,242)
Deposits and prepaid expenses	(1,754)	177	3,412	1,486	1,067
Other assets and intangibles	318	105	(103)	(200)	(33)
Accounts payable and accrued liabilities	4,547	(30,542)	(24,299)	(5,403)	7,323

Net cash provided by operating activities	$100,225	$98,518	$86,770	$60,805	$84,969

Reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands except percentages)
Net income	$44,176	$29,041	$27,798	$13,509	$31,864
Interest expense	24,906	48,146	59,504	56,430	46,342
Income taxes	28,410	28,000	18,057	8,443	17,549
Depreciation and amortization	21,149	31,767	39,082	35,686	35,665
Debt restructuring/extinguishment expense	11,224	—	—	11,024	1,334
Deferred financing costs write-off	—	—	—	525	—

EBITDA(1)	129,865	136,954	144,441	125,617	132,754
Integration, merger and restructuring expenses(4)	—	24,427	11,305	4,014	1,361
Goodwill impairment(5)	—	13,667	—	—	—
Acquisition expenses(6)	—	—	—	—	610
Other(7)	—	—	835	275	1,406

Adjusted EBITDA(2)	$129,865	$175,048	$156,581	$129,906	$136,131

EBITDA margin(3)	40.8%	33.0%	38.6%	38.0%	36.4%

Adjusted EBITDA margin(3)	40.8%	42.1%	41.8%	39.3%	37.4%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our Credit Agreement.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:

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

•

Debt restructuring or extinguishment expense — debt restructuring and extinguishment expenses are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

(2)	Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period over period results without regard to transactions that potentially distort the performance of our core business operating results.

(3)	EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin in the selected financial data under “Operating Data” so as not to imply that more emphasis be placed on this measure than the corresponding GAAP measure.

(4)	Integration, merger and restructuring expenses represent costs we incurred in connection with the MSG acquisition and the expenses in connection with the restructuring of our manufacturing operations as a result of the MSG acquisition.

(5)	Goodwill impairment represents a non-cash charge for a portion of our goodwill relating to our U.K. and The Netherlands operations.

(6)	Acquisition expenses represent acquisition activity costs. Prior to 2011, these expenses were capitalized under the then current accounting guidelines for acquisitions we completed.

(7)	Other includes the cost of one-time expenses in 2009 and 2010 primarily related to a class action settlement. In 2011, these expenses primarily include start-up costs related to our new locations and asset repositioning expenses. Prior to 2011, start-up costs and repositioning expenses were not as material as we primarily expanded our geographic areas by traditional acquisitions where lease units were already in service and demand for repositioning fleet units was not as strong compared to 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. “Risk Factors.”

Overview

Executive Summary

With an improving economy, our total revenue increased approximately 10.2% from the 2010 level and we continued to keep our business right-sized, allowing us to maintain a strong adjusted EBITDA margin of 37.4% during 2011. We have been cash flow positive for sixteen consecutive quarters and have used this positive cash flow to pay down debt of approximately $235.3 million since June 30, 2008.

Our level of business started to improve on a year over year basis by the fourth quarter of 2010 and there were signs of economic recovery beginning in 2011. We continued to enact selective price increases, focusing on both new and existing customers that had units out on rent for an extended period of time, and, to date we have observed no measurable difference in the attrition rates for these customers.

We continue to optimize our hybrid sales model incorporating a local, as well as centralized component, with both groups incentivized on the basis of performance. The sales personnel at the branches primarily focus on construction customers who tend to be large multi-unit customers that benefit from local service, while those in our NSC in Tempe, Arizona are targeting the balance of our customers which includes single-unit customers. We also have a similar program in Europe.

We monitor our business activity levels through a variety of metrics that we use to determine the optimal efficiencies for our drivers, dispatchers, managers, salespeople and corporate staff needed while continuing our focus on customer service and sales activity levels.

In 2009, we converted a number our branches to operational yards by leveraging our branch management to cover more than one market, which allowed us to significantly lower our cost structure of these locations. As our business began to stabilize from the economic downturn in 2010, we began entering additional markets through three greenfield operational yards where we redeployed existing fleet to these new locations. With growth returning to our business in 2011, we accelerated the expansion of our business and opened an additional ten greenfield locations. In addition to these ten greenfields, we entered two additional locations in 2011 by acquiring market leaders through traditional acquisitions just prior to year end.

We believe these continued efforts, together with managing working capital and controls over capital expenditures, will allow us to generate free cash flow in 2012. In 2011, we have reduced our debt $75.3 million and had $454.9 million of unused borrowing capacity under our Prior Credit Agreement as of December 31, 2011.

Our focus is on sales growth at both our existing and new locations as we continue our sophisticated sales campaign strategies at our NSC and branches. We accomplish this in part through increasing sales personnel accountability through our disciplined sales processes, which we believe gives us a significant competitive advantage.

General

We are the world’s leading provider of portable storage solutions, through a total lease fleet of over 237,600 units at December 31, 2011. We operate in 133 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base across various industries.

We derive most of our revenues from leasing our portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell our portable storage containers and occasionally sell our security office units and mobile office units. We also sell non-core asset, when the opportunity arises. Our sales revenues represented 11.8% of total revenues in 2011.

On June 27, 2008, we acquired the outstanding shares of our largest competitor, MSG, and MSG became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” or “the MSG acquisition” throughout this Annual Report. The MSG acquisition was the largest acquisition we have completed and significantly expanded the number of our geographic locations in both the U.S. and the U.K. and also expanded our presence in a number of existing markets. Following the Merger, we implemented our business model across the newly acquired MSG branches. This enabled us to close locations and combine branch management in overlapping markets as well as reposition our lease fleet to align with customer demand. Our consolidated statements of income for the periods reported include certain estimated expenses expected or incurred related to integration of MSG acquisition and restructuring charges related to restructuring of our manufacturing operations as a result of the MSG acquisition.

Prior to acquiring MSG, we grew both organically and through smaller acquisitions, which we used to gain a presence in new markets. Traditionally, we enter new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are primarily entering new markets by migrating idle fleet to new low-cost greenfield operational yards and occasionally by acquiring an existing business when the right economic conditions are present. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have a sales representative, drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch which should have a comparatively positive effect on margins.

When we enter a new market, we incur certain costs in developing new infrastructure. For example, advertising and marketing costs will be incurred and certain minimum levels of staffing and delivery equipment will be put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. Conversely, any additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs in a market.

The level of non-residential construction activity is an important external factor that we examine to determine the direction of our business. Because of the degree of our operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although the construction business has not returned to pre-2009 levels, the level of our construction related business stabilized and then began to increase in 2010. In 2011, our construction activity improved quarter over quarter, compared to the same period in 2010, and then slowed down in the fourth quarter while our retail activity in the fourth quarter increased with the seasonal business. Customers in the construction industry represented approximately 32% and 31% of our leased units at December 31, 2011 and 2010, respectively.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goals are to maintain a stable operating margin and, after the economy returns to normalized conditions, a steady growth rate in leasing revenues.

We are a capital-intensive business; so in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or extinguishment expense, provision for income taxes, depreciation and amortization. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA.

In managing our business, we measure our adjusted EBITDA margins from year to year based on the size of the branch. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new branch or operational yard, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales team and developing our marketing and advertising programs. A new location will have lower adjusted EBITDA margins in its early years until the branch increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a branch will be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Because EBITDA, adjusted EBITDA, EBITDA margin and adjusted EBITDA margin are non-GAAP financial measures, as defined by the SEC, we include in this Annual Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP. These reconciliations are included in “Item 6. Selected Financial Data.”

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are: (i) cost of sales; (ii) leasing, selling and general expenses and (iii) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and payroll related costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 2.9% of lease revenues and are included in leasing, selling and general expenses. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our lease fleet, which has historically maintained value close to its original cost. The steel units in our lease fleet (other than van trailers) are depreciated on the straight-line method using an estimated useful life of 30 years, after the date the unit is placed in service, with an estimated residual value of 55%. The depreciation policy is supported by our historical lease fleet data, which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Our wood mobile office units are depreciated over 20 years to 50% of original cost. Van trailers, which constitute a small part of our fleet, are depreciated over 7 years to a 20% residual value. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We also have other non-core products that are added to our fleet as a result of acquisitions that have various other measures of useful lives and residual values. See “Item 1. Business — Product Lives and Durability.”

During the last five fiscal years, our annual utilization levels averaged 63.3% and ranged from a low of 53.4% in 2010 to a high of 79.6% in 2007. Average lease fleet utilization in 2011 increased 3.7 percentage points to 57.1% from 53.4% for 2010. Historically, our average utilization has been somewhat seasonal with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income; certain amounts may not add due to rounding:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Revenues:
Leasing	89.4%	89.5%	89.1%	89.2%	87.5%
Sales	9.9	9.9	10.3	10.0	11.8
Other	0.7	0.6	0.6	0.8	0.7

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	6.8	6.8	6.9	6.6	7.4
Leasing, selling and general expenses	52.5	51.1	51.5	54.2	55.8
Integration, merger and restructuring expenses	—	5.9	3.0	1.2	0.4
Goodwill impairment	—	3.3	—	—	—
Depreciation and amortization	6.6	7.6	10.5	10.8	9.8

Total costs and expenses	65.9	74.7	71.9	72.8	73.4

Income from operations	34.1	25.3	28.1	27.2	26.6
Other income (expense):
Interest income	—	—	—	—	—
Interest expense	(7.8)	(11.6)	(15.9)	(17.1)	(12.7)
Debt extinguishment/restructuring expense	(3.5)	—	—	(3.3)	(0.4)
Deferred financing costs write-off	—	—	—	(0.2)	—
Foreign currency exchange	—	—	—	—	—

Income before provision for income taxes	22.8	13.7	12.2	6.6	13.5
Provision for income taxes	8.9	6.7	4.8	2.5	4.8

Net income	13.9%	7.0%	7.4%	4.1%	8.7%

Twelve Months Ended December 31, 2011, Compared to Twelve Months Ended December 31, 2010

Total revenues in 2011 increased $33.6 million, or 10.2%, to $364.4 million from $330.8 million in 2010. Leasing, our primary revenue focus, accounted for approximately 87.5% of total revenues during 2011. Leasing revenues in 2011 increased $23.9 million, or 8.1%, to $318.9 million from $295.0 million in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent. Yield increased 5.6% over the prior year and was driven by higher trucking and ancillary revenues, and also included an increase in the average annual rental rate of 0.8%. The average quarterly rental rates in 2011 showed sequential improvement compared to the prior year and were (0.1%), 0.1%, 1.2% and 2.2% for the first, second, third and fourth quarters, respectively. In 2011, both leasing and sales revenues increased primarily as the result of an improving economic environment. Leasing revenues increased in 2011, over the same period in the prior year, by 3.6%, 7.6%, 9.3% and 11.5% for the first, second, third and fourth quarters, respectively. Revenues from the sale of units increased $9.6 million, or 29.2%, to $42.8 million in 2011 from $33.2 million in 2010. The increase in sales revenues reflects higher average selling prices as well as an increase in the sale of custom units. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.7% and 0.8% of total revenues in 2011 and 2010, respectively.

Cost of sales relate to the sale of units sold and as a percentage of sales revenue decreased to 63.2% in 2011 from 66.3% in 2010. Due to a stronger business climate and shortage of ISO containers in the ports, we sold units at higher average selling prices, compared to 2010. As a result, gross profit margins increased to 36.8%, compared to 33.7% in 2010.

Leasing, selling and general expenses increased $24.1 million, or 13.5%, to $203.2 million in 2011 from $179.1 million in 2010. Leasing, selling and general expenses, as a percentage of total revenues, were 55.7% and 54.2% in 2011 and 2010, respectively. This increase is primarily due to variable costs associated with an increased level of business activity. The major increases in leasing, selling and general expenses for 2011 were: (i) delivery and freight costs increased $8.2 million due to an increase in delivery activity of units and the relocation of fleet units to higher growth markets, including the deployment of units to our twelve new locations in 2011, (ii) payroll and related payroll costs increased by $7.7 million primarily due to additional yard personnel, drivers and sales commissions due to increased deliveries and the cost of fully staffing the NSC as well as strategic hires in sales and new market locations and (iii) repairs and maintenance expenses of our lease fleet and delivery equipment increased $4.8 million as a result of an increase in delivery activity in both our core business and holiday rental business. Fixed costs for building and land leases for the our locations, including real property taxes, increased $1.7 million primarily due to contractual rate increases, new greenfield locations and property tax increases.

Integration, merger and restructuring expenses for 2011 were $1.4 million, compared to $4.0 million in 2010. These costs primarily represent costs associated with reductions to our workforce.

Adjusted EBITDA increased $6.2 million, or 4.8%, to $136.1 million, compared to $129.9 million for the same period in 2010, and adjusted EBITDA margins were 37.4% and 39.3% of total revenues for 2011 and 2010, respectively.

Depreciation and amortization expenses remained the same at $35.7 million for both 2011 and 2010. Our depreciation expense relates to property, plant and equipment, primarily trucks, forklifts and trailers to support the lease fleet, the customized ERP, CRM and other systems to enhance our reporting environment together with our lease fleet depreciation expense. Depreciation expense for 2011 increased $1.1 million and was offset by a decrease in amortization of intangible assets.

Interest expense decreased $10.1 million, or 17.9%, to $46.3 million in 2011 from $56.4 million in 2010. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2011, compared to 2010, principally due to the use of operating cash flow to reduce our debt over the past year. Our average annual debt outstanding decreased $62.5 million, or 7.8%, compared to the same period last year. Additionally, we redeemed $22.3 million of our 9.75% senior notes in the first quarter of 2011, and, in 2010, we replaced $176.6 million of the 9.75% senior notes with $200.0 million 7.875% senior notes. The monthly weighted average interest rate on our debt was 5.7% for 2011, compared to 6.5% for 2010, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the monthly weighted average interest rate was 6.3% in 2011 and 7.1% in 2010.

Debt restructuring expense was $1.3 million and $11.0 million in 2011 and 2010, respectively. This expense relates to the redemption of $22.3 million and $176.6 million in 2011 and 2010, respectively, of our 9.75% senior notes and represents the early tender offer and related consent premiums and the write-off of remaining unamortized acquisition date discount related to the notes redeemed.

Deferred financing costs write-off in 2010 of $0.5 million represents that portion of deferred financing costs associated with our $50.0 million elected reduction in our Prior Credit Agreement.

Provision for income taxes had an annual effective tax rate of 35.5% for 2011, compared to 38.5% for 2010. In July 2011, the U.K’s government finalized a reduction of the corporate tax rate. This change reduced our deferred tax liability in the U.K. by approximately $1.0 million in 2011. Our 2011 consolidated tax provision includes the enacted tax rates for our operations in the U.S., Canada, the U.K. and The Netherlands.

Net income in 2011 increased 135.9% to $31.9 million, compared to $13.5 million in 2010. Net income in 2011 includes $1.0 million for the U.K.’s reduction in the corporate tax rate discussed above. Net income in 2011 and 2010 was also negatively impacted by $1.3 million and $11.5 million (approximately $0.8 million and $7.1 million after tax), respectively, related to debt restructuring expense discussed above. Net income results also include integration, merger and restructuring expenses of $1.4 million and $4.0 million (approximately $0.9 million and $2.5 million after tax) for 2011 and 2010, respectively.

At December 31, 2011, we had a federal net operating loss carryforward of approximately $324.7 million, which expires if unused from 2012 to 2031. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Twelve Months Ended December 31, 2010, Compared to Twelve Months Ended December 31, 2009

Total revenues in 2010 decreased $43.7 million, or 11.7%, to $330.8 million from $374.5 million in 2009. Leasing, our primary revenue focus, accounted for approximately 89.2% of total revenues during 2010. Leasing revenues in 2010 decreased $38.5 million, or 11.5%, to $295.0 million from $333.5 million in 2009. This decrease in leasing revenues resulted from a 14.4% decrease in the average number of units on lease, partially offset by a 3.4% increase in yield. Yield was primarily driven by higher trucking and ancillary revenues, while the average rental rate per unit remained virtually unchanged. In 2010, the decline in both leasing and sales revenues was primarily the result of a reduction in business activity, including non-residential construction activity, due to the weakness in the global economy. Our leasing revenue decline in 2010 improved sequentially over the same period in the prior year and was 21.6%, 13.6%, 7.9% and 1.5% for the first, second, third and fourth quarters, respectively, as the year over year decline in our business leveled off by the time the year ended. Our revenues from the sale of units decreased $5.4 million, or 14.1%, to $33.2 million in 2010 from $38.6 million in 2009. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.8% and 0.6% of total revenues in 2010 and 2009, respectively.

Cost of sales relate to the sale of units sold and as a percentage of sales revenue decreased slightly to 66.3% in 2010, compared to 66.8% in 2009. The gross profit margin on sales improved 0.5% in 2010 over 2009 levels.

Leasing, selling and general expenses decreased $13.8 million, or 7.1%, to $179.1 million in 2010 from $192.9 million in 2009. Leasing, selling and general expenses, as a percentage of total revenues, were 54.2% and 51.5% in 2010 and 2009, respectively. This slight increase as a percentage of revenues is due to our fixed costs in a declining revenue environment and was partially offset by variable cost saving reductions achieved by the cost cutting measures we implemented in response to the reduced revenue levels, primarily payroll related reductions and migrating a number of our branches to operational yards. These operational yards do not have all the personnel and overhead expenses associated with a fully staffed branch. The major decreases in leasing, selling and general expenses for 2010 were: (i) payroll and related payroll costs, which decreased by $9.2 million primarily due to reductions in our workforce and the decrease in commission expense resulting from the lower revenues levels; (ii) insurance expense, which decreased $3.6 million due to improved safety programs and general reductions in premiums and (iii) advertising costs, which decreased $2.0 million as we moved further away from printed advertising campaigns. Delivery and freight costs, including fuel, increased $4.1 million and were related to an increase in pick-up and delivery activity of units. Repairs and maintenance expenses increased $2.2 million and include the costs of repairing and maintaining our lease fleet as well as our delivery equipment, primarily our trucks, trailers and forklifts. Fixed costs for building and land leases for our locations, including real property taxes, increased $1.1 million, primarily due to contractual rate increases, lease renewals, additional acreage, new greenfield locations, and property tax increases.

Integration, merger and restructuring expenses for 2010 were $4.0 million, compared to $11.3 million in 2009. These costs primarily represent costs related to reductions in our workforce.

Adjusted EBITDA decreased $26.7 million, or 17.0%, to $129.9 million, compared to $156.6 million for the same period in 2009 and adjusted EBITDA margins were 39.3% and 41.8% of total revenues for 2010 and 2009, respectively. The decrease is due to a decline in revenues, which were partially offset by our cost cutting measures.

Depreciation and amortization expenses decreased $3.4 million, or 8.7%, to $35.7 million in 2010 from $39.1 million in 2009. The lower depreciation and amortization expense is primarily due to: (i) reduced amortization expense of intangible assets; (ii) customer relationships that are amortized on an accelerated basis and (iii) reduced depreciation expense related to property plant and equipment, primarily due to lower levels of that equipment. Depreciation expense includes the related depreciation on the additions to property, plant and equipment, primarily trucks, forklifts and trailers, to support the lease fleet, and the customized ERP, CRM and other software systems to enhance our reporting environment. It also includes wood modular offices which have a higher depreciation rate than our steel units. Depreciation and amortization expense also includes the amortization of customer relationships and trade name valuation that were associated with the Merger.

Interest expense decreased $3.1 million, or 5.2%, to $56.4 million in 2010 from $59.5 million in 2009. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2010, compared to 2009, principally due to the use of operating cash flow to reduce our debt over the past year. Our average annual debt outstanding decreased $85.7 million, or 9.7%, compared to the same period last year. Additionally, we redeemed $6.0 million of our 9.75% senior notes in the first quarter of 2010 and replaced $171.6 million of the 9.75% senior notes with 7.875% senior notes in the fourth quarter of 2010. Although we continue to reduce outstanding debt, the shift between our floating rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates, compared to the same period for 2009. The monthly weighted average interest rate on our debt was 6.5% for 2010, compared to 6.2% for 2009, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the monthly weighted average interest rate was 7.1% in 2010 and 6.8% in 2009.

Debt restructuring expense in 2010 of $11.0 million relates to the redemption of $170.6 million of our 9.75% senior notes and represents the early tender offer and related consent premiums and the write-off of remaining unamortized acquisition date discount related to the notes redeemed.

Deferred financing costs write-off in 2010 of $0.5 million represents that portion of deferred financing costs associated with our $50.0 million elected reduction in our Prior Credit Agreement.

Provision for income taxes had an annual effective tax rate of 38.5% for 2010, compared to an annual effective tax rate of 39.4% for 2009. The 0.9% decrease is primarily due to a reduction in the U.K. corporate tax rate as well as the continued strengthening of our U.K. operations and their corresponding increased contribution to the consolidated net income. Our 2010 consolidated tax provision is based upon the enacted tax rates for our operations in the U.S., Canada, the U.K. and The Netherlands. At December 31, 2010, we had a federal net operating loss carryforward of approximately $301.6 million, which expires if unused from 2012 to 2030. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Net income in 2010 was $13.5 million, compared to $27.8 million in 2009. The 2010 year was negatively affected by expenses of $11.5 million ($7.1 million after tax), related to the redemption of the MSG Notes and the reduction in the Prior Credit Agreement, both discussed above. In addition, the 2010 year was negatively affected by expenses of $4.0 million ($2.5 million after tax), related to integration, merger and restructuring. The 2009 year was negatively affected by expenses of $11.3 million ($7.0 million after tax), related to integration, merger and restructuring.

Liquidity and Capital Resources

Liquidity Summary

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets which we lease have very long useful lives and require relatively little recurring maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our leasing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to our cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past four years, we were cash flow positive (after capital expenditures but excluding the Merger).

During the past three years, our capital expenditures and acquisitions have been funded from our operating cash flow. Our operating cash flow is generally weakest during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in some of our markets. During 2009, 2010 and 2011, we significantly reduced our capital expenditures and were able to fund capital expenditures with cash flow from operations. We expect this trend to continue in 2012. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility.    On February 22, 2012, we entered into the new $900.0 million Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto. The new Credit Agreement refinanced our $850.0 million Prior Credit Agreement. All amounts outstanding under the new Credit Agreement are due on February 22, 2017. The obligations of us and our subsidiary guarantors under both the Credit Agreement and the Prior Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2011, we had approximately $345.1 million of borrowings outstanding and $454.9 million of additional borrowing availability under the Prior Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Prior Credit Agreement as of December 31, 2011 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed, under both agreements, and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Prior Credit Agreement bore interest at our option at either, (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan ranged from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon our debt ratio at each measurement date. Under the new Credit Agreement, the applicable margins for each type of loan will be 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012 and thereafter will be based on an availability-based pricing grid and will range from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined, is included in the borrowing base to determine how much we may borrow under this new facility.

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base, Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base, and U.S. borrowings, which are denominated in U.S. dollars, by Mobile Mini based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things, (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to “Payment Conditions”; and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions (as defined in the Credit Agreement) allow restricted payments and acquisitions to occur without financial covenants as long as we have $225.0 million of pro forma excess borrowing availability under the Credit Agreement. We also must comply with specified financial maintenance covenants and affirmative covenants. Only if we fall below $90.0 million of borrowing availability levels are the financial maintenance covenants applicable.

We believe our cash provided by operating activities will provide for our normal capital needs for the next 12 months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently think that there is a likelihood that any of our lenders might not be able to honor its commitments under the Credit Agreement.

Senior Notes.    At December 31, 2011, we had two series of outstanding senior notes: (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Mobile Mini Notes”).

We issued the 2020 Notes in November 2010 at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the 9.750% senior notes originally issued by MSG due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the

“Senior Notes”), to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. We used the remaining net proceeds of approximately $10.4 million to repay borrowings under the Prior Credit Agreement. The remaining $22.3 million aggregate principal amount of outstanding MSG Notes at December 31, 2010 was fully redeemed in January 2011 and is no longer outstanding.

The Senior Notes include covenants, indemnities and events of default that are customary for indentures of this type, including restrictions on the incurrence of additional debt, sales of assets and payment of dividends. We were in compliance with the covenants of the Senior Notes as of December 31, 2011.

Operating Activities.    Net cash provided by operating activities was $85.0 million in 2011, compared to $60.8 million in 2010 and $86.8 million in 2009. The $24.2 million increase in cash provided by operating activities in 2011 over 2010 was primarily attributable to an increase in net income, after giving effect to non-cash items, and to a lesser extent, reduction in accounts payable and accrued liabilities in 2011 compared to the prior year. The decrease in cash provided by operating activities in 2010 over 2009 was primarily attributable to a decrease in net income, after giving effect to non-cash items and a decrease in working capital. In 2010, working capital was primarily affected by a decrease in accrued liabilities. This decrease reflects the continued reduction in certain liabilities associated with the Merger and the interest payment in connection with the $170.6 million redemption of the MSG Notes. In 2009, there were decreases in receivables, inventories and deposits and prepaid expenses, which were partially offset by decreases in accounts payable and accrued liabilities. These decreases were primarily due to the weakened economy, our restructured manufacturing operations and reduction of certain liabilities associated with the Merger. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2011, we had a federal net operating loss carryforward of approximately $324.7 million and a net deferred tax liability of $183.6 million.

Investing Activities.    Net cash used in investing activities was $12.8 million in 2011, compared to cash provided of $5.4 million and $3.0 million in 2010 and 2009, respectively. In 2011, we acquired businesses for cash payments of $7.8 million. We did not have any acquisitions in either 2010 or 2009. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, provided net cash proceeds of $6.4 million in 2011, compared to $13.8 million and $12.0 million in 2010 and 2009, respectively. Our capital expenditures for our lease fleet increased in 2011 as we acquired and remanufactured more units with the increased level of our leasing activity and prepared units for lease at the 13 new locations. Capital expenditures for our lease fleet decreased in 2010 compared to 2009 as we required fewer units to be manufactured or remanufactured from prior acquisitions due to the then economic slowdown. Proceeds from sale of lease fleet units increased 25.4%, compared to 2010, and decreased 13.8% in 2010, compared to 2009. Additions to the lease fleet primarily included remanufacturing of prior acquisition units and manufactured steel offices. During the past several years, we have increased the customization of our fleet, enabling us to differentiate our products from our competitors’ products, and we have complimented our lease fleet by adding wood mobile offices. With the current economic conditions, we anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in prior acquisitions to meet our lease fleet standards as these units are placed on-rent, including supplying new locations with inventory to meet their demand. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $11.4 million in 2011, $8.4 million in 2010 and $9.0 million in 2009. Expenditures for property, plant and equipment in 2011 were primarily for delivery equipment, technology and communication improvements and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for enhancements to our computer information and communication systems. Our maintenance capital expenditures were approximately $3.5 million in 2011, $2.2 million in 2010 and $0.1 million in 2009.

Financing Activities.    Net cash used in financing activities was $71.1 million in 2011, compared to $67.7 million in 2010 and $83.0 million in 2009. In 2011 we reduced our net borrowings under our Prior Credit Agreement by $51.7 million in addition to redeeming $22.3 million principal amount of MSG Notes and also reduced other net debt obligations by $1.3 million. In connection with the redemption of the MSG Notes we incurred approximately $1.1 million in tender premiums. In November 2010, we received approximately $195.1 million in net proceeds from the issuance of the 2020 Notes, which we used to redeem $170.6 million in principal amount of MSG Notes. In conjunction with the redemption of the MSG Notes, we incurred approximately $8.9 million in tender and consent premiums. Earlier in 2010, we redeemed $6.0 million of the MSG Notes. In 2010, we reduced our net borrowings under our Prior Credit Agreement by $76.8 million in addition to reducing other net debt obligations by $2.3 million. In 2009, we reduced our net borrowings under our Prior Credit Agreement by $80.9 million and other net debt obligations of $1.7 million in addition to redeeming $1.1 million principal amount of MSG Notes. We received $5.3 million, $1.7 million and $0.3 million from the exercises of employee stock options and the related tax benefits in 2011, 2010 and 2009, respectively. As of December 31, 2011, we had $345.1 million of borrowings outstanding under our Prior Credit Agreement, and approximately $454.9 million of additional borrowings were available to us under such agreement.

Hedging Activities.    Interest rate swap agreements are the only instruments that we have used to manage our interest rate fluctuations affecting our variable rate debt. We historically have entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2011, we did not have any outstanding interest rate swap agreements.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under our Prior Credit Agreement and $350.0 million of Senior Notes, together with other primarily unsecured notes payable obligations, and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our branches with remaining lease terms typically ranging from 1 to 15 years; (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price and (iii) office related equipment.

At December 31, 2011, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $7.9 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into operating and capital lease obligations from time to time. At December 31, 2011, we had $1.3 million in capital lease obligations.

The table below provides a summary of our contractual commitments as of December 31, 2011. The operating lease amounts include certain real estate leases that expire in 2012, but have lease renewal options that we currently anticipate to exercise in 2012 at the end of the initial lease period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Revolving credit facility	$345,149	$—	$345,149	$—	$—
Scheduled interest payment obligations under our Prior Credit Agreement(1)	14,345	10,642	3,703	—	—
Senior Notes	350,000	—	—	150,000	200,000
Scheduled interest payment obligations under our Senior Notes(2)	177,845	26,063	52,126	36,656	63,000
Notes Payable	316	316	—	—	—
Scheduled interest payment obligations under our Notes Payable(2)	3	3	—	—	—
Obligations under capital leases	1,289	847	289	153	—
Scheduled interest payment obligations under our capital leases(3)	97	65	25	7	—
Operating leases(4)	53,496	15,687	22,024	10,852	4,933

Total contractual obligations	$942,540	$53,623	$423,316	$197,668	$267,933

(1)	Scheduled interest rate obligations under our Prior Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average rate of 3.1% at December 31, 2011. The Prior Credit Agreement was replaced on February 22, 2012 with the new Credit Agreement.

(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.

(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 5.7% to 8.0%.

(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. These retailers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet and a marginal decrease in our operating cash flow during the first quarter of each year.

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

Share-Based Compensation.    We account for the share-based compensation using the modified prospective method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. In 2010, the share-based compensation expense was reduced by $0.4 million to reflect anticipated shortfalls related to nonvested share-awards with vesting subject to performance conditions. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $4.0 million of total unrecognized compensation costs related to stock options at December 31, 2011 that are expected to be recognized over a weighted-average period of 3.1 years and $17.2 million of total unrecognized compensation costs related to nonvested share-awards at December 31, 2011 that are expected to be recognized over a weighted-average period of 3.1 years. See Note 10 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivables. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase the factors used for our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted EPS as follows:

	Years Ended December 31,
	2010	2011
	(In thousands except per share data)
As reported:
Net income	$13,509	$31,864
Diluted EPS	$0.31	$0.71
As adjusted for change in estimates:
Net income	$13,219	$31,436
Diluted EPS	$0.30	$0.71

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

We operate in two reportable segments, which is comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. At December 31, 2011, only North America and the U.K. have goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

In assessing the fair value of the reporting units, we consider both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach is given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2011, management assessed qualitative factors and determined it is more likely than not each of our two remaining reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

Impairment of Long-Lived Assets.    We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. There were no indicators of impairment at December 31, 2010 and 2011.

Depreciation Policy.    Our depreciation policy for our lease fleet uses the straight-line method over the estimated useful life of our units, after the date that we put the unit in service. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated 20% residual value. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of the competitors in our industry, profit margins we achieve on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from a 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect determined by the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted EPS as reflected in the table below.

	Residual Value	Useful Life in Years	2010	2011
	(In thousands except per share data)
As Reported:	55%	30
Net income			$13,509	$31,864
Diluted EPS			$0.31	$0.71
As adjusted for change in estimates:	70%	20
Net income			$13,509	$31,864
Diluted EPS			$0.31	$0.71
As adjusted for change in estimates:	62.5%	25
Net income			$13,509	$31,864
Diluted EPS			$0.31	$0.71
As adjusted for change in estimates:	50%	20
Net income			$7,803	$25,881
Diluted EPS			$0.18	$0.58
As adjusted for change in estimates:	40%	40
Net income			$13,509	$31,864
Diluted EPS			$0.31	$0.71
As adjusted for change in estimates:	30%	25
Net income			$6,091	$24,086
Diluted EPS			$0.14	$0.54
As adjusted for change in estimates:	25%	25
Net income			$4,949	$22,890
Diluted EPS			$0.11	$0.51

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

Our North America health benefits programs are considered to be self-insured products; however, we buy excess insurance coverage that limits our medical liability exposure on a per individual insured basis. Additionally, our medical program has a limitation on our total aggregate claim exposure and we accrue and reserve to the total projected losses. Our Canadian and European employees are primarily provided medical coverage through their governmental national insurance programs.

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

At December 31, 2011, we have a $1.2 million valuation allowance and $147.3 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management believes that certain state net operating loss carryforwards will expire unused and, as a result, has created a valuation allowance of $0.1 million. Management currently believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 19 years beginning in 2012, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2011, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

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

Earnings Per Share.    Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by us during the period. Income allocable to common stockholders is net income less the earnings allocable to preferred stockholders, if applicable. Diluted net income per share is calculated under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, we calculate diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested share-awards and upon conversion of convertible preferred stock using the treasury stock method.

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

In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted this accounting standard for the year ended December 31, 2011 and it did not have a material impact on our consolidated financial statements and related disclosures.

Comprehensive Income.    In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in 2012. The adoption of this amendment will result in a change to our current presentation of comprehensive income, but will not have any impact on our consolidated financial statements and related disclosures.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In December 2011, the FASB issued an amendment to this provision and decided to defer the effective date, pending reconsideration, of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. However, the requirement to present comprehensive income in one or two consecutive financial statement rather than to permit the option to present other comprehensive income in the statement of changes in stockholders’ equity remains.

Fair Value Measurement.    In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including: (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreement.    We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the only instruments we have used to manage interest rate fluctuations affecting our variable rate debt. At December 31, 2011, we did not have any outstanding interest rate swap agreements. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2011:

	At December 31,						Total at December 31, 2011	Total Fair Value at December 31, 2011
	2012	2013	2014	2015	2016	Thereafter
	(In thousands, except percentages)
Debt:
Fixed rate	$1,163	$289	$153	$150,000	$—	$200,000	$351,605	$355,605
Average interest rate							7.43%
Floating rate	$—	$345,149	$—	$—	$—	$—	$345,149	$345,149
Average interest rate							3.08%
Operating leases:	$15,687	$12,722	$9,302	$6,661	$4,191	$4,933	$53,496

Impact of Foreign Currency Rate Changes.    We currently have branch operations outside the U.S. and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian dollar, operations in the U.K. are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our revolving line of credit which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 29, 2012

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2010	2011
ASSETS
Cash	$1,634	$2,860
Receivables, net of allowance for doubtful accounts of $2,424 and $2,536 at December 31, 2010 and December 31, 2011, respectively	42,678	47,102
Inventories	19,569	20,803
Lease fleet, net	1,028,403	1,018,742
Property, plant and equipment, net	80,731	79,875
Deposits and prepaid expenses	8,405	7,338
Other assets and intangibles, net	23,478	16,862
Goodwill	511,419	514,469

Total assets	$1,716,317	$1,708,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$13,607	$20,849
Accrued liabilities	49,276	46,369
Line of credit	396,882	345,149
Notes payable	289	316
Obligations under capital leases	2,576	1,289
Senior Notes, net of discount of $617 and $282 at December 31, 2010 and December 31, 2011, respectively	371,655	349,718
Deferred income taxes	165,567	183,550

Total liabilities	999,852	947,240

Commitments and contingencies
Convertible preferred stock: $.01 par value, 20,000 shares authorized, 8,556 issued and 8,191 outstanding at December 31, 2010, stated at liquidation preference value	147,427	—
Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized 38,962 issued and 36,787 outstanding at December 31, 2010 and 47,787 issued and 45,612 outstanding at December 31, 2011	390	478
Additional paid-in capital	349,693	508,936
Retained earnings	284,242	316,106
Accumulated other comprehensive loss	(25,987)	(25,409)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	569,038	760,811

Total liabilities and stockholders’ equity	$1,716,317	$1,708,051

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2009	2010	2011
Revenues:
Leasing	$333,521	$295,034	$318,863
Sales	38,605	33,156	42,842
Other	2,335	2,567	2,723

Total revenues	374,461	330,757	364,428

Costs and expenses:
Cost of sales	25,795	21,997	27,070
Leasing, selling and general expenses	192,861	179,121	203,236
Integration, merger and restructuring expenses	11,305	4,014	1,361
Depreciation and amortization	39,082	35,686	35,665

Total costs and expenses	269,043	240,818	267,332

Income from operations	105,418	89,939	97,096
Other income (expense):
Interest income	29	1	—
Interest expense	(59,504)	(56,430)	(46,342)
Debt restructuring expense	—	(11,024)	(1,334)
Deferred financing costs write-off	—	(525)	—
Foreign currency exchange loss	(88)	(9)	(7)

Income before provision for income taxes	45,855	21,952	49,413
Provision for income taxes	18,057	8,443	17,549

Net income	27,798	13,509	31,864
Earnings allocable to preferred stockholders	(5,431)	(2,550)	(970)

Net income available to common stockholders	$22,367	$10,959	$30,894

Earnings per share:
Basic	$0.65	$0.31	$0.74

Diluted	$0.64	$0.31	$0.71

Weighted average number of common and common share equivalents outstanding:
Basic	34,597	35,196	41,566

Diluted	43,252	43,829	44,569

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009, 2010 and 2011

(In thousands)

	Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	8,556	$153,990	35,314	$375	$328,696	$242,935	$(37,478)	$(39,300)	$495,228
Net income	—	—	—	—	—	27,798	—	—	27,798
Fair value change in derivatives, (net of income tax expense of ($1,493))	—	—	—	—	—	—	2,335	—	2,335
Foreign currency translation, (net of income tax expense of ($926))	—	—	—	—	—	—	9,352	—	9,352

Comprehensive income	—	—	—	—	—	—	—	—	39,485
Exercise of stock options	—	—	77	1	799	—	—	—	800
Tax benefit shortfall on stock option exercises	—	—	—	—	(542)	—	—	—	(542)
Preferred stock converted to common stock	(365)	(6,563)	365	4	6,559	—	—	—	6,563
Restricted stock grants	—	—	520	5	(5)	—	—	—	—
Share-based compensation	—	—	—	—	6,090	—	—	—	6,090

Balance, December 31, 2009	8,191	147,427	36,276	385	341,597	270,733	(25,791)	(39,300)	547,624
Net income	—	—	—	—	—	13,509	—	—	13,509
Fair value change in derivatives, (net of income tax expense of ($2,162))	—	—	—	—	—	—	3,417	—	3,417
Foreign currency translation, (net of income tax benefit of $126)	—	—	—	—	—	—	(3,613)	—	(3,613)

Comprehensive income	—	—	—	—	—	—	—	—	13,313
Exercise of stock options	—	—	160	1	1,860	—	—	—	1,861
Tax benefit shortfall on stock option exercises	—	—	—	—	(201)	—	—	—	(201)
Restricted stock grants	—	—	351	4	(4)	—	—	—	—
Share-based compensation	—	—	—	—	6,441	—	—	—	6,441

Balance, December 31, 2010	8,191	147,427	36,787	390	349,693	284,242	(25,987)	(39,300)	569,038
Net income	—	—	—	—	—	31,864	—	—	31,864
Fair value change in derivatives, (net of income tax expense of ($808))	—	—	—	—	—	—	1,316	—	1,316
Foreign currency translation, (net of income tax benefit of $56)	—	—	—	—	—	—	(738)	—	(738)

Comprehensive income	—	—	—	—	—	—	—	—	32,442
Exercise of stock options	—	—	328	3	5,286	—	—	—	5,289
Tax benefit shortfall on stock option exercises	—	—	—	—	(2)	—	—	—	(2)
Preferred stock converted to common stock	(8,191)	(147,427)	8,191	82	147,347	—	—	—	147,429
Restricted stock grants	—	—	306	3	(3)	—	—	—	—
Share-based compensation	—	—	—	—	6,615	—	—	—	6,615

Balance, December 31, 2011	—	$—	45,612	$478	$508,936	$316,106	$(25,409)	$(39,300)	$760,811

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2010	2011
Cash Flows From Operating Activities:
Net income	$27,798	$13,509	$31,864
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	—	11,024	1,334
Deferred financing costs write-off	—	525	—
Provision for doubtful accounts	2,701	1,892	2,652
Amortization of deferred financing costs	3,714	3,693	4,075
Amortization of debt issuance discount	743	673	86
Amortization of long-term liabilities	163	272	230
Share-based compensation expense	5,782	6,292	6,456
Depreciation and amortization	39,082	35,686	35,665
Gain on sale of lease fleet units	(11,661)	(10,045)	(13,800)
Loss on disposal of property, plant and equipment	52	34	91
Deferred income taxes	17,201	7,736	17,211
Foreign currency loss	88	9	7
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	18,626	(3,969)	(6,800)
Inventories	3,691	2,506	(1,242)
Deposits and prepaid expenses	3,412	1,486	1,067
Other assets and intangibles	(103)	(200)	(33)
Accounts payable	(6,293)	(435)	7,294
Accrued liabilities	(18,226)	(9,883)	(1,188)

Net cash provided by operating activities	86,770	60,805	84,969

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	—	(7,783)
Additions to lease fleet, excluding acquisitions	(21,517)	(15,103)	(29,824)
Proceeds from sale of lease fleet units	33,495	28,860	36,201
Additions to property, plant and equipment	(10,294)	(8,555)	(11,498)
Proceeds from sale of property, plant and equipment	1,252	149	117
Other	112	—	—

Net cash provided by (used in) provided by investing activities	3,048	5,351	(12,787)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(80,877)	(76,773)	(51,733)
Proceeds from issuance of 7.875% senior notes due 2020	—	200,000	—
Redemption of 9.75% senior notes due 2014	(1,150)	(176,578)	(22,272)
Redemption premiums of 9.75% senior notes due 2014	—	(8,955)	(1,086)
Deferred financing costs	(75)	(4,964)	—
Proceeds from issuance of notes payable	1,272	466	394
Principal payments on notes payable	(1,533)	(1,303)	(367)
Principal payments on capital lease obligations	(1,436)	(1,485)	(1,288)
Issuance of common stock, net	800	1,861	5,289

Net cash used in financing activities	(82,999)	(67,731)	(71,063)

Effect of exchange rate changes on cash	(8,263)	1,469	107

Net decrease in cash	(1,444)	(106)	1,226
Cash at beginning of year	3,184	1,740	1,634

Cash at end of year	$1,740	$1,634	$2,860

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$54,817	$56,582	$42,683

Cash paid during the year for income and franchise taxes	$1,055	$823	$816

Interest rate swap changes in value credited to equity	$2,335	$3,417	$1,316

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Mobile Mini, its Operations and Summary of Significant Accounting Policies

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company”, refer to Mobile Mini, Inc. At December 31, 2011, Mobile Mini has a fleet of portable storage and office units and operates throughout the U.S., Canada, the U.K. and The Netherlands. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current financial presentation.

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

Advertising Costs

All non direct-response advertising costs are expensed as incurred. Yellow page advertising is capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2010 and 2011, prepaid advertising costs were approximately $1.3 million and $1.0 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Advertising expense was $11.4 million, $9.3 million and $9.5 million in 2009, 2010 and 2011, respectively.

Receivables and Allowance for Doubtful Accounts

Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the U.S., Canada, the U.K. and The Netherlands. Mobile Mini records an estimated provision for bad

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the Company’s large number of customers spread over a broad geographic area in many industry sectors. No single customer accounts for more than 10.0% of our receivables at December 31, 2010 and 2011. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

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

Inventories at December 31 consisted of the following:

	2010	2011
	(In thousands)
Raw materials and supplies	$14,934	$15,797
Work-in-process	197	315
Finished portable storage units	4,438	4,691

Inventories	$19,569	$20,803

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s depreciation expense related to property, plant and equipment for 2009, 2010 and 2011 was $12.1 million, $11.3 million and $12.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Consolidated Statements of Income.

Property, plant and equipment at December 31 consisted of the following:

	Estimated Useful Life in Years	2010	2011
	(In thousands)
Land		$11,081	$11,079
Vehicles and machinery	5 to 20	80,594	85,553
Buildings and improvements(1)	30	15,832	17,528
Office fixtures and equipment	5	27,368	28,442

		134,875	142,602
Less accumulated depreciation		(54,144)	(62,727)

Property, plant and equipment, net		$80,731	$79,875

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $49.2 million at December 31, 2010 and $49.5 million at December 31, 2011, excluding accumulated amortization of $25.7 million at December 31, 2010 and $32.6 million at December 31, 2011. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized on a straight-line basis, typically from five to 20 years, depending on its useful life. Intrinsic values assigned to customer relationships and trade names are amortized on an accelerated basis, typically over 15 years.

The following table reflects balances related to other assets and intangible assets for the years ended December 31:

	2010			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Deferred financing costs	$26,269	$(11,670)	$14,599	$26,353	$(15,745)	$10,608
Customer relationships	21,313	(12,848)	8,465	21,474	(15,608)	5,866
Trade names/trademarks	926	(914)	12	917	(914)	3
Non-compete agreements	250	(153)	97	274	(174)	100
Patents and other	414	(109)	305	439	(154)	285

Total	$49,172	$(25,694)	$23,478	$49,457	$(32,595)	$16,862

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for deferred financing costs was approximately $3.7 million, $3.7 million and $4.1 million in 2009, 2010 and 2011, respectively. The annual amortization of deferred financing costs is expected to be $4.1 million in 2012, $2.5 million in 2013, $0.9 million in 2014, $0.6 million in 2015 and $2.5 million thereafter.

Amortization expense for all other intangibles was approximately $5.6 million, $4.0 million and $3.0 million in 2009, 2010 and 2011, respectively. Based on the carrying value at December 31, 2011, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $2.2 million in 2012, $1.5 million in 2013, $1.0 million in 2014, $0.7 million in 2015 and $0.9 million thereafter.

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

Earnings per Share

The Company’s preferred stock, if applicable, participates in distributions of earnings on the same basis as shares of common stock. Earnings for the period are allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income allocable to common stockholders by the weighted-average number of common shares outstanding, net of shares subject to repurchase by the Company, during the period. The Company is not required to present basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income per share under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income per share. To the extent the inclusion of preferred stock is anti-dilutive, the Company calculates diluted net income per share under the two-class method. Potential common shares include restricted common stock and incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested share-awards and convertible preferred stock using the treasury stock method.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted earnings per share (“EPS”) for the years ended December 31:

	2009	2010	2011
	(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$27,798	$13,509	$31,864
Less: Earnings allocable to preferred stock	(5,431)	(2,550)	(970)

Net income available to common stockholders	$22,367	$10,959	$30,894

Basic EPS Denominator:
Common shares outstanding beginning of year	34,324	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended December 31	273	133	6,001

Denominator for basic net income per share	34,597	35,196	41,566

Diluted EPS Denominator:
Common shares outstanding, beginning of year	34,324	35,063	35,565
Effect of weighting shares:
Weighted shares issued during the period ended December 31	273	133	6,001
Dilutive effect of stock options and nonvested share-awards during the period ended December 31	257	442	663
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31	8,398	8,191	2,340

Denominator for diluted net income per share	43,252	43,829	44,569

Basic earnings per share	$0.65	$0.31	$0.74

Diluted earnings per share	$0.64	$0.31	$0.71

Basic weighted average number of common shares outstanding does not include 1.2 million of nonvested share-awards in each of 2009, 2010 and 2011 because the stock had not yet vested.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the years ended December 31:

	2009	2010	2011
	(In thousands)
Share options	1,407	1,227	964
Nonvested share-awards	794	306	12

	2,201	1,533	976

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company did not recognize any impairment losses in the years ended December 31, 2010 and 2011.

Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Acquisitions of businesses under asset purchase agreements results in the goodwill relating to business acquisition being deductible for income tax purposes over 15 years even though goodwill is not amortized for financial reporting purposes. The Company did not have any acquisitions through asset purchase or stock purchase agreements in 2010.

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. The Company originally had assigned its goodwill to each of its three reporting units (North America, the U.K. and The Netherlands). At December 31, 2011, only North America and the U.K. have goodwill subject to impairment testing. The Company performs an annual impairment test on goodwill at December 31. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. In assessing the fair value of the reporting units, the Company considers both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditure, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2011, management assessed qualitative factors and determined it is more likely than not each of the Company’s remaining reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

If the two step impairment test is necessary, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company would allocate the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. At December 31, 2011, $450.4 million of the goodwill relates to the North America reporting unit, and $64.1 million relates to the U.K. reporting unit.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the activity and balances related to goodwill from January 1, 2010 to December 31, 2011:

Goodwill
(In thousands)
Balance at January 1, 2010(1)	$513,238
Foreign currency(2)	(1,819)

Balance at December 31, 2010(1)	511,419
Acquisitions	3,408
Adjustments(3)	(251)
Foreign currency(2)	(107)

Balance at December 31, 2011(1)	$514,469

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $13.7 million.

(2)	Represents foreign currency translation adjustments related to the U.K. reporting unit.

(3)	Represents a favorable settlement of an exit cost accrued from the MSG acquisition.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its Prior Credit Agreement (see Note 4) and notes payable approximate fair value. The fair values of the Company’s notes payable and Prior Credit Agreement are estimated using discounted cash flow analyses, based on its current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate notes payable at December 31, 2010 and 2011, approximated their respective book values. The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”, and together with the 2015 Notes, the “Mobile Mini Notes”) and its $200.0 million aggregate principal amount of 9.750% senior notes originally issued by Mobile Storage Group (“MSG”) due 2014 (the “MSG Notes” and together with the Mobile Mini Notes, the “Senior Notes”), is based on the latest sales price of the notes at the end of each period obtained from a third-party institution.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Carrying value	$371,655	$349,718

Fair value	$375,608	$354,000

The remaining $22.3 million aggregate principal amount of outstanding MSG Notes at December 31, 2010 was fully redeemed in January 2011 and is no longer outstanding. The redemption of these notes resulted in a debt restructuring charge of $1.3 million, representing tender premiums of $1.1 million and the write-off of the remaining unamortized acquisition date discount of $0.2 million.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $14.6 million and $10.6 million, net of accumulated amortization of $11.7 million and $15.7 million, at December 31, 2010 and 2011, respectively. Costs of obtaining long-term financing, including the Company’s Prior Credit Agreement, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates the effective interest method.

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

Mobile Mini had interest rate swap agreements with an aggregate notional amount of $125 million at December 31, 2010. The Company did not have any outstanding interest rate swap agreements at December 31, 2011.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives are designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
	Balance Sheet Location	Fair Value
		(In thousands)
December 31, 2010	Accrued liabilities	$(2,124)

Interest Rate Swap Agreements
Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
December 31, 2010 (net of income tax expense of $2,162)	$3,417
December 31, 2011 (net of income tax expense of $808)	$1,316

Share-Based Compensation

At December 31, 2011, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than ten years from the date it was granted, unless exercised or

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeited before the expiration date, and are granted with vesting periods ranging from 3 to 4.5 years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, then the expense is recognized using the accelerated attribution method.

The Company uses the modified prospective method and does not recognize a deferred tax asset for any excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2010 and 2011, there were $2.4 million and $0.3 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once the Company’s net operating loss carryforward is utilized, these aggregate excess tax benefits, totaling $8.8 million, may be recognized in additional paid-in capital.

Foreign Currency Translation and Transactions

For Mobile Mini’s non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts, the estimated useful lives and residual values on the lease fleet and property, plant and equipment, goodwill and other asset impairments and certain accrued liabilities.

Impact of Recently Issued Accounting Standards

Multiple Element Arrangements.    In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. This new guidance states that if vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for arrangements entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Business Combinations.    In December 2010, the FASB issued clarification on the accounting guidance for business combinations. This new accounting guidance clarifies the disclosure requirement for public entities that have entered into a new business combination during the current fiscal year. Such public entities must present comparative financial statements disclosing revenue and earnings of the combined entity as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual reporting period only. This guidance is effective for business combinations entered into after January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Goodwill.    In December 2010, the FASB issued new accounting guidance for goodwill impairment testing. This new accounting guidance states that for reporting units with zero or negative carrying amounts the reporting unit should perform Step 2 of a goodwill impairment test after considering the evidence of adverse qualitative factors that an impairment may exist. This guidance is effective for the Company beginning January 1, 2011. The Company adopted this accounting standard and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this accounting standard for the year ended December 31, 2011 and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Comprehensive Income.    In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but will not have any impact on the Company’s consolidated financial statements and related disclosures.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In December 2011, the FASB issued an amendment to this provision and decided to defer the effective date, pending reconsideration, of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. However, the requirement to present comprehensive income in one or two consecutive financial statement rather than to permit the option to present other comprehensive income in the statement of changes in stockholders’ equity remains.

Fair Value Measurement.    In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The Company does not anticipate that the adoption of these amendments will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Level 1 - Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis are as follows:

Interest Swap Agreements	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
December 31, 2010	$(2,124)	$—	$(2,124)	$—	(1)
December 31, 2011	$—	$—	$—	$—	n/a

(1)	The Company’s interest rate swap agreements are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the LIBOR yield curve at the reporting dates as well as counterparty credit risk and the Company’s own non-performance risk. The Company has consistently applied these calculation techniques to all periods presented. At December 31, 2010, the fair value of interest rate swap agreements is recorded in accrued liabilities in the Company’s Consolidated Balance Sheets. The Company did not have any outstanding interest rate swap agreements at December 31, 2011.

(3)	Lease Fleet

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured steel storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 30 years with an estimated residual value of 55%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers and other non-core assets are only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to lease fleet for 2009, 2010 and 2011 was $21.4 million, $20.8 million and $21.0 million, respectively. At December 31, 2010 and 2011, all of the Company’s lease fleet units were pledged as collateral under the Prior Credit Agreement (see Note 4). Normal repairs and maintenance to the portable storage and mobile office units are expensed as incurred.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease fleet at December 31 consisted of the following:

	2010	2011
	(In thousands)
Steel storage containers	$612,214	$611,679
Offices	529,892	536,723
Van trailers	3,762	3,047
Other (chassis and ancillary products)	2,491	2,829

	1,148,359	1,154,278
Accumulated depreciation	(119,956)	(135,536)

Lease fleet, net	$1,028,403	$1,018,742

(4)	Line of Credit

At December 31, 2011, Mobile Mini had an ABL Credit Agreement (as amended, the “Prior Credit Agreement”) which was replaced on February 22, 2012, by a new ABL Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, $900.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of Mobile Mini and it’s subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of the Company’s assets. At December 31, 2011, the Company had approximately $345.1 million of borrowings outstanding and $454.9 million of additional borrowing availability under the Prior Credit Agreement, based upon borrowing base calculations as of such date. Mobile Mini was in compliance with the terms of the Prior Credit Agreement as of December 31, 2010 and December 31, 2011 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Prior Credit Agreement bore interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan ranged from 2.25% to 2.75% for LIBOR loans and 0.75% to 1.25% for base rate loans depending upon the Company’s debt ratio at each measurement date. Under the new Credit Agreement, the applicable margins for each type of loan will be 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012 and thereafter will be based on an availability-based pricing grid and will range from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined, is included in the borrowing base to determine how much the Company may borrow under this new facility.

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either Pounds Sterling or Euros, by its U.K. subsidiary based upon a U.K. borrowing base, Canadian borrowings, by its Canadian subsidiary, denominated in Canadian dollars based upon a Canadian borrowing base and for U.S. borrowings, which are denominated in U.S. dollars, by Mobile Mini based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things, (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to “Payment Conditions” and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions (as defined in the Credit Agreement) allow restricted payments and acquisitions to occur without financial covenants so long as the Company has $225.0 million of pro forma excess borrowing availability under the facility. Mobile Mini also must comply with specified financial maintenance covenants and affirmative covenants. Only if the Company falls below $90.0 million of borrowing availability levels are the financial maintenance covenants applicable, with set maximum permitted values for the leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement.

The weighted average interest rate under the line of credit, including the effect of applicable interest rate swap agreements, was approximately 4.4% in 2010 and 3.7% in 2011. The average balance outstanding was approximately $448.4 million and $383.5 million during 2010 and 2011, respectively.

Mobile Mini had interest rate swap agreements under which it effectively fixed the interest rate payable on borrowings under the Company’s credit facility so that the interest rate is based on a spread from a fixed rate rather than a spread from the LIBOR rate. The aggregate change in the fair value of the interest rate swap agreements resulted in comprehensive income of $3.4 million and $1.3 million, net of applicable income taxes of $2.2 million and $0.8 million for the years ended December 31, 2010 and 2011, respectively. The Company did not have any outstanding interest rate swap agreements at December 31, 2011.

(5)	Notes Payable

Notes payable at December 31 consisted of the following:

	2010	2011
	(In thousands)
Notes payable to financial institution, interest at 2.56% payable in fixed monthly installments, matured September 2011, unsecured	$279	$—
Notes payable to financial institution, interest at 2.54% payable in fixed monthly installments, maturing September 2012, unsecured	—	316
Other notes payable, matured in 2011	10	—

Total	$289	$316

(6)	Obligations Under Capital Leases

At December 31, 2010 and 2011, obligations under capital leases for certain forklifts, storage containers and office related equipment were $2.6 million and $1.3 million, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term. The leases have been capitalized using interest rates ranging from approximately 5.7% to 8.0%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $6.8 million as of December 31, 2010 and $2.5 million as of December 31, 2011. Related accumulated amortization totaled approximately $1.2 million as of December 31, 2010 and $1.6 million as of December 31, 2011. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, and lease fleet, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum capital lease payments at December 31, 2011 are as follows (in thousands):

2012	$912
2013	314
2014	157

Total	1,383
Amount representing interest	(94)

Present value of minimum lease payments	$1,289

(7)	Equity and Debt Issuances

On November 23, 2010, the Company issued $200 million aggregate principal amount of the 2020 Notes. The 2020 Notes were issued by the Company at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2020 Notes were used to redeem approximately $170.6 million of the outstanding MSG Notes due 2014, which were assumed by the Company in connection with the acquisition of MSG in June 2008, to pay the redemption and tender offer premium (approximately $8.9 million) and accrued interest (approximately $5.2 million) on the MSG Notes, and to pay fees and expenses related to the offering. The Company used the remaining net proceeds of approximately $10.4 million to repay borrowings under our revolving credit facility. In the first quarter of 2010 the Company had repurchased $6.0 million of the MSG Notes and in January 2011, the remaining principal amount outstanding on the MSG Notes, $22.3 million, was redeemed pursuant to the terms of the Indenture.

The 2020 Notes have a ten-year term and mature on December 1, 2020. The 2020 Notes bear interest at a rate of 7.875% per year. Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2011. The 2020 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by all of our domestic subsidiaries.

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

Senior Notes at December 31 consisted of the following:

	2010		2011
	(In thousands)
Senior Notes, interest at 9.750%, maturing 2014	$22,272	(1)	$—
Senior Notes, interest at 6.875%, maturing 2015	150,000		150,000
Senior Notes, interest at 7.875%, maturing 2020	200,000		200,000

	372,272		350,000
Less unamortized discount	(617)		(282)

Total	$371,655		$349,718

(1)	The aggregate principal amount outstanding of the 9.750% Senior Notes at December 31, 2010 were redeemed in January 2011.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s Prior Credit Agreement, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2011 are as follows (in thousands):

2012	$1,163
2013	345,438
2014	153
2015	150,000
2016	—
Thereafter	200,000

$696,754

Preferred Stock

On April 14, 2011, the remaining issued and outstanding shares of the Company’s Series A Convertible Redeemable Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), automatically converted into an aggregate of 8.2 million shares of the Company’s common stock, par value $0.01 per share, in accordance with the terms and conditions of the Series A Preferred Stock and are no longer outstanding. The Series A Preferred Stock had a carrying value of $147.4 million that was transferred from preferred stock to additional paid-in capital in 2011. The shares of Series A Preferred Stock were originally issued in connection with the acquisition of MSG.

(8)	Income Taxes

Income before taxes for the years ended December 31 consisted of the following:

	2009	2010	2011
	(In thousands)
U.S.	$44,362	$18,593	$43,093
Foreign	1,493	3,359	6,320

	$45,855	$21,952	$49,413

The provision (benefit) for income taxes for the years ended December 31 consisted of the following:

	2009	2010	2011
	(In thousands)
Current:
U.S. Federal	$(262)	$—	$—
State	333	741	372
Foreign	—	—	—

	71	741	372

Deferred:
U.S. Federal	16,574	5,963	14,802
State	1,661	638	1,517
Foreign	(249)	1,101	858

	17,986	7,702	17,177

	$18,057	$8,443	$17,549

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability at December 31 are approximately as follows:

	2010	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$124,862	$135,137
Deferred revenue and expenses	5,564	5,703
Accrued compensation and other benefits	1,755	1,744
Allowance for doubtful accounts	696	797
Other	5,442	3,917

Total deferred tax assets	138,319	147,298
Valuation allowance	(1,358)	(1,233)

Net deferred tax assets	136,961	146,065

Deferred tax liabilities:
Accelerated tax depreciation	(286,980)	(308,754)
Accelerated tax amortization	(4,772)	(8,029)
Other	(10,776)	(12,832)

Total deferred tax liabilities	(302,528)	(329,615)

Net deferred tax liabilities	$(165,567)	$(183,550)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested, aggregated approximately $3.2 million and $9.5 million as of December 31, 2010 and 2011, respectively. A net deferred tax liability of approximately $11.9 million and $12.8 million related to the Company’s U.K. and The Netherlands operations have been combined with the net deferred tax liabilities of its U.S. operations in the Consolidated Balance Sheets at December 31, 2010 and 2011, respectively.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31 is as follows:

	2009	2010	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Non deductible expenses and other	1.0	0.7	0.6
Change in valuation allowance	—	1.1	—
Adjustment of net deferred tax liability for enacted tax rate change	—	—	(1.7)
Foreign rate differential	(0.1)	(1.8)	(1.9)

	39.4%	38.5%	35.5%

At December 31, 2011, Mobile Mini had a U.S. federal net operating loss carryforward of approximately $324.7 million, which expires if unused from 2012 to 2031. At December 31, 2011, the Company had net operating loss carryforwards in the various states in which it operates totaling $220.2 million, which expire if unused from 2012 to 2031. At December 31, 2010 and 2011, the Company’s deferred tax assets do not include $8.5 million and $8.8 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by an equivalent amount if and

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. In 2010, the Company recorded a valuation allowance of $0.2 million related to various state net operating losses that expired in 2010 and in 2011. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

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

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, the Company’s tax years for 2008, 2009 and 2010 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2012, 2013 and 2014, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

In July 2011, the U.K.’s government finalized a reduction of the corporate income tax rate from the statutory rate of 27% to 26% for the remainder of 2011, and 25% beginning April 2012, affecting the Company’s U.K. operations. This change reduced the Company’s deferred tax liability in the United Kingdom by approximately $1.0 million during 2011 as the taxes are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The benefit of this rate change has been included in the 2011 tax provision.

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

Mobile Mini paid income taxes of approximately $0.9 million, $0.8 million and $0.8 million in 2009, 2010 and 2011, respectively. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9)	Transactions with Related Persons

When Mobile Mini was a private company prior to 1994, it leased some of its properties from entities originally controlled by its founder, Richard E. Bunger, and his family members. These related party leases remain in effect. The Company leases a portion of the property comprising its Phoenix, Arizona location and the property comprising its Tucson, Arizona location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is Mobile Mini’s President and Chief Executive Officer and has served as its Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $178,000, $202,000 and $205,000 in 2009, 2010 and 2011, respectively. The term of each of these leases expire on December 31, 2013. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2009, 2010 and 2011 under this lease were approximately $307,000, $317,000 and $323,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties or were less than the fair market rental value. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors.

It is Mobile Mini’s intention not to enter into any additional related person transactions other than extensions of these lease agreements.

(10)	Share-Based Compensation

The Company awarded stock options and nonvested share-awards under the existing share-based compensation plans. The majority of these options and nonvested share-awards vest in equal annual installments over a four to five year period. The total value of these options and nonvested share-awards is expensed on a straight-line basis over the service period of the employees receiving the grants. The “service period” is the time during which the employees receiving grants must remain employees for the shares granted to fully vest.

The Company also grants its executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting for these grants is dependent upon the officers fulfilling the service period requirements, as well as the Company meeting certain EBITDA targets in each of the performance periods (three to four years) after the grant is awarded. The Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, the Company will recognize the expense using accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if each of the future performance period targets is assessed as probable of being met. In 2009 and 2010, the share-based compensation expense was reduced by $1.4 million, and $0.4 million, respectively, to reflect anticipated shortfalls related to nonvested share-awards with vesting subject to performance conditions. There was no adjustment in 2011 for share-based compensation expense related to nonvested share-awards with vesting subject to performance conditions.

Share-based payment expense related to the vesting of options and nonvested share-awards was approximately $4.3 million, $5.8 million and $5.9 million for 2009, 2010 and 2011, respectively. As of December 31, 2011, the unrecognized compensation cost related to nonvested share-awards was approximately $17.2 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of December 31, 2011, total unrecognized compensation cost related to stock option awards was approximately $4.0 million and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

The cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized from the exercise of stock options (excess tax benefits) are classified as financing cash flows. As of December 31, 2011, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share-based compensation expense and capitalized amounts for the years ending December 31:

	2009	2010	2011
	(In thousands)
Gross share-based compensation	$6,090	$6,441	$6,615
Capitalized share-based compensation	(308)	(149)	(159)

Share-based compensation expense	$5,782	$6,292	$6,456

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (share amounts in thousands):

	2009		2010		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,853	$17.32	1,656	$17.01	1,618	$17.84
Granted	—	—	262	19.76	351	18.17
Canceled/Expired	(120)	(25.73)	(140)	(19.17)	(247)	17.46
Exercised	(77)	(10.98)	(160)	(11.33)	(328)	16.12

Options outstanding, end of year	1,656	$17.01	1,618	$17.84	1,394	$18.39

Options exercisable, end of year	1,461	$20.81	1,342	$17.34	847	$18.16

Options and awards available for grant, end of year	2,794		2,233		1,545

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	990	$18.03

Awarded	607	14.21
Released	(297)	18.76
Forfeited	(87)	18.29

Nonvested at December 31, 2009	1,213	$16.05

Awarded	451	18.19
Released	(341)	17.34
Forfeited	(100)	15.72

Nonvested at December 31, 2010	1,223	$16.51

Awarded	374	17.08
Released	(348)	17.22
Forfeited	(69)	21.24

Nonvested at December 31, 2011	1,180	$16.20

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of nonvested share-awards vested in 2010 and 2011 were $5.9 million and $6.0 million, respectively.

A summary of stock option activity, as of December 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding	1,394	$18.39	5.94	$2,345
Vested and expected to vest	1,346	$18.35	5.84	$2,341
Exercisable	847	$18.16	3.57	$2,345

The aggregate intrinsic value of options exercised during the period ended December 31, 2009, 2010 and 2011 was $0.4 million, $1.0 million and $0.8 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the key assumptions used for the period noted:

	2010	2011
Risk-free interest rate	2.1%	1.0%
Expected life of the options (years)	5.0	5.0
Expected stock price volatility	45.0%	42.0%
Expected dividend rate	—	—

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

The weighted average fair value of stock options granted was $8.23 and $6.84 for 2010 and 2011, respectively. Mobile Mini did not grant stock options under the share-based compensation plan during 2009.

(11)	Benefit Plans

Stock Option and Equity Incentive Plans

In August 1994, Mobile Mini’s Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 (the “1994 Plan”) and expired (with respect to granting additional options) in 2003. At December 31, 2011, there were no outstanding options to acquire shares under the 1994 Plan. In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan (the “1999 Plan”), which expired (with respect to granting additional options) in August 2009. As of December 31, 2011, there were outstanding options to acquire 0.8 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and nonvested share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. At the Annual Stockholders’ Meeting in June 2009, the stockholders approved an amendment to the 2006 Plan to increase the maximum number of shares that could be issued by an additional 3.0 million shares. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan, as amended, has reserved 4.2 million shares of common stock for issuance. As of December 31, 2011, there were outstanding options to acquire 0.6 million shares under the 2006 Plan.

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

The plans are administered by the Compensation Committee of Mobile Mini’s Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each outstanding option must expire no more than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from 3 to 4.5 years. Each non-employee director serving on the Company’s Board of Directors receives an automatic award of shares of Mobile Mini’s common stock equivalent to $82,500 based on the closing price of the Company’s common stock on August 1 of that year, or the following trading day if August 1 is not a trading day. These awards vest 100% when granted.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2006 Plan will expire in February 2016. Any option granted under a plan will continue until the option expiration date, notwithstanding earlier termination of the plan under which the option was granted.

In 2005, the Company began awarding nonvested share-awards under the existing share-based compensation plans. These nonvested share-awards vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2009 and 2010, certain officers of the Company received performance based nonvested share-awards. In 2011, the Company awarded certain of its officers performance based stock options. The Company did not grant performance based shares in 2008. If employment terminates, the shares are forfeited by the former employee.

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

In the U.K., the Company’s employees are covered by one of two separate defined contribution programs. The employees become eligible to participate in the programs once any initial employment probationary period is completed. The plans are designed as retirement benefit programs into that which the Company pays a contribution of either 5% or 7% of the employees’ annual salary into the plan. Depending on the plan, employees contribute either 0% or 2.5% of their annual salary into the plan and have the right to make further contributions if they so elect. The participants have the right to direct the investment of their funds among certain named plans. Annual charges are deducted from each employee’s fund to cover the administrative costs of these programs.

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

Mobile Mini did not make any contributions to the retirement plan in the U.S. in 2010 or in 2011.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobile Mini made contributions to the U.S., Canadian and European plans of approximately $0.5 million in 2009 and to the Canadian and European plans of approximately $0.3 million in both 2010 and in 2011. The Company incurred approximately $26,100, $26,500 and $30,600 in 2009, 2010 and 2011, respectively, for administrative costs for these programs.

(12)	Commitments and Contingencies

Leases

As discussed more fully in Note 9, Mobile Mini is obligated under four noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $16.4 million, $18.0 million and $18.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

As of December 31, 2011, contractual commitments associated with lease obligations are as follows (in thousands):

	Operating Lease Commitments	Restructuring Related Lease Commitments	Restructuring Sub-lease Income	Total
	(In thousands)
2012	$15,281	$931	$(525)	$15,687
2013	12,449	815	(542)	12,722
2014	9,254	561	(513)	9,302
2015	6,381	280	—	6,661
2016	3,903	288	—	4,191
Thereafter	4,304	629	—	4,933

Total	$51,572	$3,504	$(1,580)	$53,496

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2011, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 14 for a further discussion on restructuring related commitments.

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

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $7.8 million and $5.5 million at December 31, 2010 and 2011, respectively.

As of December 31, 2011, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $7.9 million in letters of credit.

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

(13)	Acquisitions

The Company enters new markets in one of three ways: (i) a new branch start-up, (ii) through acquiring a business consisting of the portable storage assets and related leases of other companies, or (iii) by establishing greenfield operational yards which are new start-up locations that do not have all the overhead associated with a fully-staffed new branch start-up. An acquisition generally provides the Company with cash flow which enables the Company to immediately cover the overhead cost at a new branch. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.

In December 2011, Mobile Mini acquired the portable storage assets and assumed certain liabilities of two businesses, one pursuant to a stock purchase agreement of a business in Calgary, Canada, and the other pursuant to an asset purchase agreement of a business in Huntsville, Alabama.

The accompanying consolidated financial statements include the operations of the acquired business from the dates of acquisition. The acquisitions were accounted for as a purchase of the business with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of each acquisition. The aggregate purchase price of the assets and operations acquired were $7.8 million.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the assets purchased and liabilities assumed has been allocated for the two businesses acquired in the aggregate as follows at December 31, 2011 (in thousands):

Receivables	$384
Tangible assets	4,174
Intangible assets:
Customer lists	174
Non-compete agreements	50
Goodwill	3,408
Liabilities and other	(407)

$7,783

The purchase prices for the acquisitions have been allocated to the assets and liabilities assumed based upon estimated fair values as of the acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The Company does not believe any adjustments to the preliminary estimated fair values will have any material impact on the Company’s consolidated results of the operations or financial position.

(14)	Integration, Merger and Restructuring Costs

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

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2009, 2010 and 2011:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2008	$2,009	$8,411	$1,143	$11,563
Integration, merger and restructuring expense	4,612	33	6,781	11,426
Cash paid	(6,156)	(2,702)	(7,921)	(16,779)

Accrued obligations as of December 31, 2009	465	5,742	3	6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	—	3,807	—	3,807
Integration, merger and restructuring expense	992	—	369	1,361
Cash paid	(992)	(1,678)	(369)	(3,039)

Accrued obligations as of December 31, 2011	$—	$2,129	$—	$2,129

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts are included in integration, merger and restructuring expense for the year ended December 31:

	2009	2010	2011
	(In thousands)
Severance and benefits	$4,612	$2,214	$992
Lease abandonment costs	33	—	—
Acquisition integration	6,781	1,800	369
Long-lived asset and inventory impairment charges	(121)	—	—

Integration, merger and restructuring expenses	$11,305	$4,014	$1,361

(15)	Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows at December 31:

	2010	2011
	(In thousands)
Accumulated net unrealized loss on derivatives	$(1,316)	$—
Foreign currency translation adjustment	(24,671)	(25,409)

Accumulated other comprehensive loss	$(25,987)	$(25,409)

(16)	Segment Reporting

The Company has operations in North America, the U. K. and The Netherlands. The Company’s operating segments are similarly defined geographically. All the Company’s branches operate in their local currency and although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells the Company’s products, the Company does not believe this will have a significant impact on the Company’s results of operations. Financial results of the three operating segments are aggregated into two reportable segments, North America and Europe, based on quantitative thresholds.

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and EPS.

Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Revenues:
North America:
Leasing	$283,106	$246,846	$262,449
Sales	31,329	28,005	37,841
Other	1,742	2,217	2,434

Total North America	$316,177	$277,068	$302,724

Europe:
Leasing	$50,415	$48,188	$56,414
Sales	7,276	5,151	5,001
Other	593	350	289

Total Europe	$58,284	$53,689	$61,704

Total Revenue	$374,461	$330,757	$364,428

Depreciation and amortization:
North America	$31,562	$29,075	$28,606
Europe	7,520	6,611	7,059

Total depreciation and amortization	$39,082	$35,686	$35,665

Operating income:
North America	$99,734	$82,829	$87,409
Europe	5,684	7,110	9,687

Total operating income	$105,418	$89,939	$97,096

Interest expense:
North America	$55,394	$54,345	$44,379
Europe	4,110	2,085	1,963

Total interest expense	$59,504	$56,430	$46,342

Income tax provision (benefit):
North America	$18,491	$7,116	$16,533
Europe	(434)	1,327	1,016

Total income tax provision	$18,057	$8,443	$17,549

The tables below represent the Company’s revenues from customers and long-lived assets, consisting of lease fleet and property, plant and equipment.

Revenue from external customers:

	2009	2010	2011
	(In thousands)
North America(1)	$316,177	$277,068	$302,724
Europe	58,284	53,689	61,704

Total revenues	$374,461	$330,757	$364,428

(1)	Includes revenues in the United States of $313.0 million, $273.9 million and $299.2 million for the fiscal years 2009, 2010 and 2011, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets:

	2009	2010	2011
	(In thousands)
North America(1)	$1,002,675	$973,953	$953,251
Europe	136,813	135,181	145,366

Total long-lived assets	$1,139,488	$1,109,134	$1,098,617

(1)	Includes long-lived assets of $988.9 million, $959.9 million and $936.5 million in the United States for the fiscal years 2009, 2010 and 2011, respectively.

(17)	Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2010 and 2011. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except earnings per share)
2010
Leasing revenues	$70,179	$72,911	$75,599	$76,345
Total revenues	76,878	81,843	84,617	87,419
Gross profit on sales	2,224	2,717	2,919	3,299
Income from operations(1)	18,560	21,827	23,725	25,827
Net income(1)(2)	2,410	4,779	5,469	851
Earnings per share:
Basic	$0.06	$0.11	$0.13	$0.02

Diluted(1)(2)	$0.06	$0.11	$0.12	$0.02

2011
Leasing revenues	$72,679	$78,422	$82,635	$85,127
Total revenues	82,859	90,523	95,141	95,905
Gross profit on sales	3,393	4,438	4,085	3,856
Income from operations(3)	20,752	24,541	24,754	27,049
Net income(3)(4)	4,151	7,942	9,731	10,040
Earnings per share:
Basic	$0.09	$0.18	$0.22	$0.23

Diluted(3)(4)	$0.09	$0.18	$0.22	$0.23

(1)	Includes integration, merger and restructuring expenses of $4.0 million ($2.5 million after tax), or $0.06 per diluted share during the fiscal year 2010 and, one-time expenses of $0.3 million ($0.2 million after tax), with no effect to earnings per diluted share, for fiscal year 2010.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes debt restructuring expense and deferred financing costs write-off of $11.5 million ($7.1 million after tax), or $0.16 per diluted share, for fiscal year 2010.

(3)	Includes integration, merger and restructuring expenses of $1.4 million ($0.9 million after tax), or $0.02 per diluted share, one-time expenses of $1.4 million ($0.9 million after tax), or $0.02 per diluted share, and acquisition costs of $0.6 million ($0.4 million after tax), or $0.01 per diluted share, for the fiscal year 2011.

(4)	Includes debt restructuring expense of $1.3 million ($0.8 million after tax), or $0.02 per diluted share, and an income tax benefit of $1.0 million, or $0.02 per diluted share, for the fiscal year 2011.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Cash	$1,065	$569	$—	$1,634
Receivables, net	31,496	11,182	—	42,678
Inventories	17,812	1,806	(49)	19,569
Lease fleet, net	909,715	118,688	—	1,028,403
Property, plant and equipment, net	64,238	16,493	—	80,731
Deposits and prepaid expenses	7,334	1,071	—	8,405
Other assets and intangibles, net	19,856	3,622	—	23,478
Goodwill	447,278	64,141	—	511,419
Intercompany	106,500	35,788	(142,288)	—

Total assets	$1,605,294	$253,360	$(142,337)	$1,716,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,604	$5,003	$—	$13,607
Accrued liabilities	46,215	3,061	—	49,276
Lines of credit	358,232	38,650	—	396,882
Notes payable	289	—	—	289
Obligations under capital leases	2,576	—	—	2,576
Senior Notes, net of discount	371,655	—	—	371,655
Deferred income taxes	154,335	11,926	(694)	165,567
Intercompany	23	4,658	(4,681)	—

Total liabilities	941,929	63,298	(5,375)	999,852

Commitments and contingencies
Convertible preferred stock	147,427	—	—	147,427
Stockholders’ equity:
Common stock	390	18,434	(18,434)	390
Additional paid-in capital	349,693	119,173	(119,173)	349,693
Retained earnings	205,131	78,466	645	284,242
Accumulated other comprehensive income (loss)	24	(26,011)	—	(25,987)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	515,938	190,062	(136,962)	569,038

Total liabilities and stockholders’ equity	$1,605,294	$253,360	$(142,337)	$1,716,317

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Cash	$1,840	$1,020	$—	$2,860
Receivables, net	34,529	12,573	—	47,102
Inventories	19,097	1,755	(49)	20,803
Lease fleet, net	886,411	132,331	—	1,018,742
Property, plant and equipment, net	63,189	16,686	—	79,875
Deposits and prepaid expenses	6,167	1,171	—	7,338
Other assets and intangibles, net	14,166	2,696	—	16,862
Goodwill	447,442	67,027	—	514,469
Intercompany	113,484	49,512	(162,996)	—

Total assets	$1,586,325	$284,771	$(163,045)	$1,708,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,076	$10,773	$—	$20,849
Accrued liabilities	43,574	2,795	—	46,369
Lines of credit	307,200	37,949	—	345,149
Notes payable	316	—	—	316
Obligations under capital leases	1,289	—	—	1,289
Senior Notes, net of discount	349,718	—	—	349,718
Deferred income taxes	171,482	12,824	(756)	183,550
Intercompany	40	11,473	(11,513)	—

Total liabilities	883,695	75,814	(12,269)	947,240

Commitments and contingencies
Stockholders’ equity:
Common stock	478	18,434	(18,434)	478
Additional paid-in capital	508,936	133,047	(133,047)	508,936
Retained earnings	231,474	83,927	705	316,106
Accumulated other comprehensive income (loss)	1,042	(26,451)	—	(25,409)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	702,630	208,957	(150,776)	760,811

Total liabilities and stockholders’ equity	$1,586,325	$284,771	$(163,045)	$1,708,051

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2009

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues:
Leasing	$283,106	$50,415	$—	$333,521
Sales	31,329	7,297	(21)	38,605
Other	1,742	593	—	2,335

Total revenues	316,177	58,305	(21)	374,461

Costs and expenses:
Cost of sales	20,163	5,653	(21)	25,795
Leasing, selling and general expenses	154,261	38,600	—	192,861
Integration, merger and restructuring expenses	10,457	848	—	11,305
Depreciation and amortization	31,562	7,520	—	39,082

Total costs and expenses	216,443	52,621	(21)	269,043

Income from operations	99,734	5,684	—	105,418
Other income (expense):
Interest income	1,808	7	(1,786)	29
Interest expense	(55,394)	(5,896)	1,786	(59,504)
Dividend income	1,255	—	(1,255)	—
Foreign currency exchange	—	(88)	—	(88)

Income (loss) before provision for (benefit from) income taxes	47,403	(293)	(1,255)	45,855
Provision for (benefit from) income taxes	18,491	(266)	(168)	18,057

Net income (loss)	$28,912	$(27)	$(1,087)	$27,798

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2010

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues:
Leasing	$246,846	$48,188	$—	$295,034
Sales	28,005	5,151	—	33,156
Other	2,217	350	—	2,567

Total revenues	277,068	53,689	—	330,757

Costs and expenses:
Cost of sales	18,305	3,692	—	21,997
Leasing, selling and general expenses	142,861	36,260	—	179,121
Integration, merger and restructuring expenses	3,998	16	—	4,014
Depreciation and amortization	29,075	6,611	—	35,686

Total costs and expenses	194,239	46,579	—	240,818

Income from operations	82,829	7,110	—	89,939
Other income (expense):
Interest income	811	1	(811)	1
Interest expense	(54,345)	(2,896)	811	(56,430)
Dividend income	847	—	(847)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Debt restructuring expense	(11,024)	—	—	(11,024)
Deferred financing costs write-off	(525)	—	—	(525)
Foreign currency exchange	—	(9)	—	(9)

Income (loss) before provision for (benefit from) income taxes	(79,849)	102,648	(847)	21,952
Provision for (benefit from) income taxes	7,429	1,104	(90)	8,443

Net income (loss)	$(87,278)	$101,544	$(757)	$13,509

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2011

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Revenues:
Leasing	$262,340	$56,523	$—	$318,863
Sales	37,841	5,307	(306)	42,842
Other	2,434	289	—	2,723

Total revenues	302,615	62,119	(306	364,428

Costs and expenses:
Cost of sales	23,488	3,888	(306)	27,070
Leasing, selling and general expenses	162,086	41,150	—	203,236
Integration, merger and restructuring expenses	1,059	302	—	1,361
Depreciation and amortization	28,594	7,071	—	35,665

Total costs and expenses	215,227	52,411	(306)	267,332

Income from operations	87,388	9,708	—	97,096
Other income (expense):
Interest income	517	—	(517)	—
Interest expense	(44,377)	(2,481)	516	(46,342)
Dividend income	881	—	(881)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(7)	—	(7)

Income (loss) before provision for (benefit from) income taxes	43,075	7,220	(882)	49,413
Provision for (benefit from) income taxes	16,732	878	(61)	17,549

Net income (loss)	$26,343	$6,342	$(821)	$31,864

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2009

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$28,912	$(27)	$(1,087)	$27,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,189	497	15	2,701
Amortization of deferred financing costs	3,714	—	—	3,714
Amortization of debt issuance discount	743	—	—	743
Amortization of long-term liabilities	163	—	—	163
Share-based compensation expense	5,263	526	(7)	5,782
Depreciation and amortization	31,562	7,520	—	39,082
Gain on sale of lease fleet units	(10,586)	(1,065)	(10)	(11,661)
Loss on disposal of property, plant and equipment	47	5	—	52
Deferred income taxes	17,460	(247)	(12)	17,201
Foreign currency loss	—	88	—	88
Changes in certain assets and liabilities:
Receivables	13,503	5,123	—	18,626
Inventories	2,545	1,146	—	3,691
Deposits and prepaid expenses	3,528	(116)	—	3,412
Other assets and intangibles	(103)	—	—	(103)
Accounts payable	(1,850)	(4,443)	—	(6,293)
Accrued liabilities	(16,127)	(2,099)	—	(18,226)
Intercompany	(8,652)	8,310	342	—

Net cash provided by (used in) operating activities	72,311	15,218	(759)	86,770

Cash Flows From Investing Activities:
Additions to lease fleet	(13,140)	(8,377)	—	(21,517)
Proceeds from sale of lease fleet units	29,135	4,353	7	33,495
Additions to property, plant and equipment	(7,059)	(3,235)	—	(10,294)
Proceeds from sale of property, plant and equipment	941	311	—	1,252
Other	112	—	—	112

Net cash provided by (used in) investing activities	9,989	(6,948)	7	3,048

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(83,903)	(7,305)	10,331	(80,877)
Redemption of 9.75% senior notes due 2014	(1,150)	—	—	(1,150)
Deferred financing costs	(75)	—	—	(75)
Proceeds from issuance of notes payable	1,272	—	—	1,272
Principal payments on notes payable	(1,478)	(55)	—	(1,533)
Principal payments on capital lease obligations	(1,435)	1	(2)	(1,436)
Issuance of common stock, net	800	—	—	800
Intercompany	(209)	(1,076)	1,285	—

Net cash (used in) provided by financing activities	(86,178)	(8,435)	11,614	(82,999)

Effect of exchange rate changes on cash	2,252	347	(10,862)	(8,263)

Net (decrease) increase in cash	(1,626)	182	—	(1,444)
Cash at beginning of year	2,208	976	—	3,184

Cash at end of year	$582	$1,158	$—	$1,740

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2010

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(87,278)	$101,544	$(757)	$13,509
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Debt restructuring expense	11,024	—	—	11,024
Deferred financing costs write-off	525	—	—	525
Provision for doubtful accounts	1,368	524	—	1,892
Amortization of deferred financing costs	3,693	—	—	3,693
Amortization of debt issuance discount	673	—	—	673
Amortization of long-term liabilities	219	53	—	272
Share-based compensation expense	5,723	569	—	6,292
Depreciation and amortization	29,075	6,611	—	35,686
Gain on sale of lease fleet units	(9,050)	(995)	—	(10,045)
Loss on disposal of property, plant and equipment	25	9	—	34
Deferred income taxes	6,625	1,102	9	7,736
Foreign currency loss	—	9	—	9
Changes in certain assets and liabilities:
Receivables	(3,689)	(280)	—	(3,969)
Inventories	2,366	140	—	2,506
Deposits and prepaid expenses	1,263	223	—	1,486
Other assets and intangibles	(200)	—	—	(200)
Accounts payable	(5)	(430)	—	(435)
Accrued liabilities	(9,534)	(349)	—	(9,883)
Intercompany	34,809	(14,009)	(20,800)	—

Net cash (used in) provided by operating activities	(12,368)	94,721	(21,548)	60,805

Cash Flows From Investing Activities:
Additions to lease fleet	(7,239)	(7,864)	—	(15,103)
Proceeds from sale of lease fleet units	25,675	3,185	—	28,860
Additions to property, plant and equipment	(6,693)	(1,862)	—	(8,555)
Proceeds from sale of property, plant and equipment	68	81	—	149

Net cash provided by (used in) investing activities	11,811	(6,460)	—	5,351

Cash Flows From Financing Activities:
Net repayments under lines of credit	(7,917)	(66,423)	(2,433)	(76,773)
Proceeds from issuance of 7.875% senior notes due 2020	200,000	—	—	200,000
Redemption of 9.75% senior notes due 2014	(176,578)	—	—	(176,578)
Redemption premiums of 9.75% senior notes due 2014	(8,955)	—	—	(8,955)
Deferred financing costs	(4,964)	—	—	(4,964)
Proceeds from issuance of notes payable	466	—	—	466
Principal payments on notes payable	(1,276)	(27)	—	(1,303)
Principal payments on capital lease obligations	(1,484)	(1)	—	(1,485)
Issuance of common stock, net	1,861	—	—	1,861
Intercompany	—	(860)	860	—

Net cash provided by (used in) financing activities	1,153	(67,311)	(1,573)	(67,731)

Effect of exchange rate changes on cash	(113)	(21,539)	23,121	1,469

Net increase (decrease) in cash	483	(589)	—	(106)
Cash at beginning of year	582	1,158	—	1,740

Cash at end of year	$1,065	$569	$—	$1,634

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011

	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$26,343	$6,342	$(821)	$31,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	2,063	589	—	2,652
Amortization of deferred financing costs	4,075	—	—	4,075
Amortization of debt issuance discount	86	—	—	86
Amortization of long-term liabilities	216	14	—	230
Share-based compensation expense	5,949	507	—	6,456
Depreciation and amortization	28,594	7,071	—	35,665
Gain on sale of lease fleet units	(12,721)	(1,079)	—	(13,800)
Loss on disposal of property, plant and equipment	52	39	—	91
Deferred income taxes	16,377	877	(43)	17,211
Foreign currency loss	—	7	—	7
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(5,105)	(1,695)	—	(6,800)
Inventories	(1,285)	43	—	(1,242)
Deposits and prepaid expenses	1,164	(97)	—	1,067
Other assets and intangibles	(33)	—	—	(33)
Accounts payable	1,471	5,823	—	7,294
Accrued liabilities	(894)	(294)	—	(1,188)
Intercompany	(6,374)	6,489	(115)	—

Net cash provided by (used in) operating activities	61,312	24,636	(979)	84,969

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(821)	(6,962)	—	(7,783)
Additions to lease fleet, excluding acquisitions	(13,585)	(16,239)	—	(29,824)
Proceeds from sale of lease fleet units	32,433	3,768	—	36,201
Additions to property, plant and equipment	(8,421)	(3,077)	—	(11,498)
Proceeds from sale of property, plant and equipment	95	22	—	117

Net cash provided by (used in) investing activities	9,701	(22,488)	—	(12,787)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(51,032)	(701)	—	(51,733)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Proceeds from issuance of notes payable	394	—	—	394
Principal payments on notes payable	(367)	—	—	(367)
Principal payments on capital lease obligations	(1,288)	—	—	(1,288)
Issuance of common stock, net	5,289	—	—	5,289
Intercompany	—	(887)	887	—

Net cash (used in) provided by financing activities	(70,362)	(1,588)	887	(71,063)

Effect of exchange rate changes on cash	124	(109)	92	107

Net increase in cash	775	451	—	1,226
Cash at beginning of year	1,065	569	—	1,634

Cash at end of year	$1,840	$1,020	$—	$2,860

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Mobile Mini, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 29, 2012

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of Mobile Mini, Inc.

Set forth below is information respecting the name, age and position with Mobile Mini of our 2011 executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days following our fiscal year end (the “2012 Proxy Statement”).

Steven G. Bunger has served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a director of Cavco Industries, Inc., one of the nation’s largest producers of manufactured housing. Mr. Bunger graduated from Arizona State University with a B.A. in Business Administration. Age 50.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 49.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from Mobile Storage Group. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with Mobile Storage Group. Prior to that he had served as Regional Vice President of Rental Service Corporation, working there from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 21 years. Age 44.

Kyle G. Blackwell joined Mobile Mini in 1989 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start-up of our Texas locations. Age 48.

Ronald Halchishak joined Mobile Mini after the combination with Mobile Storage Group in June 2008 as our Senior Vice President and Managing Director-Europe. He had been a Managing Director of Ravenstock MSG since July 2007. Prior to that, from June 2003 to January 2007, he served as the Vice President of the Mid-Atlantic for Nations Rent. From June 1991 to March 2001, Mr. Halchishak was Division President at Rental Service Corporation. He graduated from Humboldt State University with a B.A. in political science and psychology. Age 64.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996 and also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 42.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associates degree in Computer Science and received her Bachelors degree in Accounting from Arizona State University. Age 47.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 61.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 40.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2012 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2012 Proxy Statement.

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

Information with respect to executive compensation is incorporated herein by reference to information included in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted thereunder and there are no outstanding options subject to exercise at the end of 2011 pursuant thereto. The 1999 Plan expired in 2009 and no additional options maybe granted thereunder and outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2011. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini stockholders(1)	1,394	$18.39	1,545
Equity compensation plans not approved by Mobile Mini stockholders	0	0	0

Totals	1,394	$18.39	1,545

(1)	Of these shares, options to purchase 0.8 million shares were outstanding under the 1999 Plan and options to purchase 0.6 million shares were outstanding under the 2006 Plan.

On December 31, 2011, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $17.45.

The information set forth in our 2012 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2012 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth in our 2012 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Annual Report are included in Item 8 of this Annual Report.

(2) The following financial statement schedule for the years ended December 31, 2009, 2010 and 2011 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2011.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).

3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

4.3	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar. ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on June 26, 2007) (the Mobile Mini Indenture)).

Exhibit Number	Description

4.4	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

4.5	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee. ((Incorporated by reference to Exhibit 4.1 to Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the MSG Indenture)).

4.6	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

4.7	Indenture, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

4.8	Second Supplemental Indenture, dated as of November 22, 2010, among the Registrant, the Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).

10.3	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Mobile Mini, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 annual meeting of shareholders filed on April 30, 2009 under cover of Schedule 14A).

10.5	ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.6+	Schedules to the ABL Credit Agreement, dated June 27, 2008, between Mobile Mini, Deutsch Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).

10.7	First Amendment to ABL Credit Agreement, dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 4, 2008).

10.8	Schedules to the First Amendment to ABL Credit Agreement dated August 31, 2008, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Description

10.9	Second Amendment to ABL Credit Agreement, dated August 18, 2010, between Mobile Mini, certain of its subsidiaries, Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed on August 20, 2010).

10.10	Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated June 2, 2008).

10.11	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.12	Employment Agreement dated as of September 30, 2008 by and between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).

10.13	Employment Agreement dated as of October 15, 2008 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).

10.14	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.15	Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 23, 2008).

10.16	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.17	Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).

10.18	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.19	Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.20	Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.21	Registration Rights Agreement, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, and the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.22	Employment Agreement, dated as of July 5, 2011, by and between Mobile Mini, Inc., a Delaware corporation, and Deborah Keeley. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report in Form 8-K filed on July 7, 2011).

Exhibit Number	Description

10.23	ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 28, 2012).

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: February 29, 2012	By:	/s/ Steven G. Bunger
Steven G. Bunger, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ Steven G. Bunger
Steven G. Bunger President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 29, 2012	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2012	By:	/s/ Deborah K. Keeley
Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 29, 2012	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 29, 2012	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 29, 2012	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 29, 2012	By:	/s/ Frederick G. McNamee
Frederick G. McNamee, Director

Date: February 29, 2012	By:	/s/ Sanjay Swani
Sanjay Swani, Director

Date: February 29, 2012	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

Date: February 29, 2012	By:	/s/ Michael L. Watts
Michael L. Watts, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2009	2010	2011
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$7,193	$3,715	$2,424
Provision charged to expense	2,701	1,892	2,652
Acquired through business acquisitions	623	—	—
Write-offs	(6,802)	(3,183)	(2,540)

Balance at end of year	$3,715	$2,424	$2,536

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.