Form 10-Q
period 2012-03-31
MOBILE MINI INC
filed 2012-05-10
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-12804

(Exact name of registrant as specified in its charter)

Delaware	86-0748362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7420 S. Kyrene Road, Suite 101
Tempe, Arizona	85283
(Address of principal executive offices)	(zip code)

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

At April 30, 2012, there were outstanding 45,722,603 shares of the issuer’s common stock.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2011	March 31, 2012
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$2,860	$2,037
Receivables, net of allowance for doubtful accounts of $2,536 and $2,181 at December 31, 2011 and March 31, 2012, respectively	47,102	44,587
Inventories	20,803	22,192
Lease fleet, net	1,018,742	1,025,405
Property, plant and equipment, net	79,875	80,646
Deposits and prepaid expenses	7,338	7,199
Other assets and intangibles, net	16,862	22,218
Goodwill	514,469	518,147

Total assets	$1,708,051	$1,722,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$20,849	$21,254
Accrued liabilities	46,369	46,942
Lines of credit	345,149	341,360
Notes payable	316	194
Obligations under capital leases	1,289	1,025
Senior Notes, net	349,718	349,739
Deferred income taxes	183,550	186,790

Total liabilities	947,240	947,304

Commitments and contingencies

Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized, 47,787 issued and 45,612 outstanding at December 31, 2011 and 47,890 issued and 45,715 outstanding at March 31, 2012	478	479
Additional paid-in capital	508,936	512,558
Retained earnings	316,106	320,739
Accumulated other comprehensive loss	(25,409)	(19,349)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	760,811	775,127

Total liabilities and stockholders’ equity	$1,708,051	$1,722,431

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Revenues:
Leasing	$72,679	$77,617
Sales	9,412	9,805
Other	768	501

Total revenues	82,859	87,923

Costs and expenses:
Cost of sales	6,019	5,898
Leasing, selling and general expenses	47,088	53,714
Integration, merger and restructuring expenses	205	496
Depreciation and amortization	8,795	9,014

Total costs and expenses	62,107	69,122

Income from operations	20,752	18,801
Other expense:
Interest expense	(12,699)	(10,617)
Debt restructuring expense	(1,334)	—
Deferred financing costs write-off	—	(692)
Foreign currency exchange loss	(1)	(1)

Income before provision for income taxes	6,718	7,491
Provision for income taxes	2,567	2,860

Net income	4,151	4,631
Earnings allocable to preferred stockholders	(777)	—

Net income available to common stockholders	$3,374	$4,631

Earnings per share:
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

Weighted average number of common and common share equivalents outstanding:
Basic	35,580	44,489

Diluted	44,474	45,060

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Net income	$4,151	$4,631
Other comprehensive income, net of tax:
Fair value change in derivatives	655	—
Foreign currency translation adjustment	6,324	6,060

Other comprehensive income	6,979	6,060

Comprehensive income	$11,130	$10,691

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Cash Flows From Operating Activities:
Net income	$4,151	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—
Deferred financing costs write-off	—	692
Provision for doubtful accounts	499	211
Amortization of deferred financing costs	1,018	981
Amortization of debt issuance discount	23	21
Amortization of long-term liabilities	61	41
Share-based compensation expense	1,325	1,856
Depreciation and amortization	8,795	9,014
Gain on sale of lease fleet units	(3,093)	(3,114)
Loss (gain) on disposal of property, plant and equipment	21	(13)
Deferred income taxes	2,568	2,860
Foreign currency transaction loss	1	1
Changes in certain assets and liabilities, net of business acquired:
Receivables	1,259	2,752
Inventories	(894)	(1,302)
Deposits and prepaid expenses	(305)	194
Other assets and intangibles	(74)	(237)
Accounts payable	1,631	(159)
Accrued liabilities	2,454	418

Net cash provided by operating activities	20,774	18,847

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)
Additions to lease fleet	(3,517)	(9,820)
Proceeds from sale of lease fleet units	8,203	7,653
Additions to property, plant and equipment	(3,191)	(2,959)
Proceeds from sale of property, plant and equipment	26	164

Net cash provided by (used in) investing activities	1,521	(8,525)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	3,288	(3,789)
Redemption of 9.75% senior notes due 2014	(22,272)	—
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—
Deferred financing costs	—	(7,418)
Principal payments on notes payable	(92)	(122)
Principal payments on capital lease obligations	(389)	(264)
Issuance of common stock, net	446	1,722

Net cash used in financing activities	(20,105)	(9,871)

Effect of exchange rate changes on cash	(1,435)	(1,274)

Net increase (decrease) in cash	755	(823)
Cash at beginning of period	1,634	2,860

Cash at end of period	$2,389	$2,037

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(655)	$—

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

The Condensed Consolidated Balance Sheet at December 31, 2011 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2012 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in its operating cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

NOTE B — Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this amendment resulted in a change to the Company’s current presentation of comprehensive income, but did not have any impact on the Company’s consolidated financial statements and related disclosures.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In December 2011, the FASB issued an amendment to this provision and decided to defer the effective date, pending reconsideration, of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. The Company does not anticipate that the adoption of this amendment, when it becomes effective, will have a material impact on the Company’s consolidated financial statements and related disclosures.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements, including: (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Historically, the Company’s interest rate swap agreements were the only instruments measured at fair value. At December 31, 2011 and March 31, 2012, the Company did not have any outstanding interest rate swap agreements.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at March 31, 2012 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Senior Notes”) is $363.5 million as of March 31, 2012. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

NOTE E — Earnings Per Share

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

The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month period ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$4,151	$4,631
Less: Earnings allocable to preferred stock	(777)	—

Net income available to common stockholders	$3,374	$4,631

Basic EPS Denominator:
Common shares outstanding beginning of period	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended March 31	15	57

Denominator for basic net income per share	35,580	44,489

Diluted EPS Denominator:
Common shares outstanding beginning of period	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended March 31	15	57
Dilutive effect of stock options and nonvested share-awards during the period ended March 31	704	571
Dilutive effect of convertible preferred stock assumed converted during the period ended March 31 (1)	8,190	—

Denominator for diluted net income per share	44,474	45,060

Basic net income per share	$0.09	$0.10

Diluted net income per share	$0.09	$0.10

(1)	The outstanding convertible preferred stock automatically converted into an aggregate of 8.2 million shares of common stock on April 14, 2011.

Basic weighted average number of common shares outstanding for the three-month period ended March 31, 2011 and 2012 does not include $1.2 million and $1.1 million, respectively, of nonvested share-awards because the awards had not yet vested.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Stock option awards	583	908
Nonvested share-awards	20	—

NOTE F — Share-Based Compensation

At March 31, 2012, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from 3 to 4.5 years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, then the expense is recognized using the accelerated attribution method. The “service period” is the time during which the employees receiving the awards must remain employed for the shares granted to fully vest.

The Company also awards restricted stock, also called nonvested share-awards in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a four- to five-year period. The total value of these nonperformance-based awards is expensed on a straight-line basis over the service period of the employees receiving the awards.

The Company also grants certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, and further adjusted for specific transactions, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of March 31, 2012:

	March 31, 2012	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$3,533	2.88
Nonvested share-awards	$13,954	2.84

The following table summarizes the share-based compensation expense and capitalized amounts for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Gross share-based compensation	$1,363	$1,901
Capitalized share-based compensation	(38)	(45)

Share-based compensation expense	$1,325	$1,856

A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2011	1,394	$18.39
Granted	—	$—
Exercised	(141)	$12.19
Canceled/Expired	(6)	$33.98

Balance at March 31, 2012	1,247	$19.02

The intrinsic value of options exercised during the three months ended March 31, 2012 was approximately $1.3 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2011	1,180	$16.20
Awarded	18	$20.87
Released	(44)	$15.48
Forfeited	(56)	$17.83

Nonvested at March 31, 2012	1,098	$16.23

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

A summary of fully vested stock options and stock options expected to vest, as of March 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	1,247	$19.02	6.05	$4,155
Vested and expected to vest	1,203	$19.00	5.96	$4,054
Exercisable	700	$19.23	3.45	$2,852

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model. No stock options were granted during the three-month period ended March 31, 2012.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out, or FIFO, method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are determined to go into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

Inventories consisted of the following at the dates indicated:

	December 31, 2011	March 31, 2012
	(In thousands)
Raw material and supplies	$15,797	$15,393
Work-in-process	315	351
Finished portable storage units	4,691	6,448

	$20,803	$22,192

NOTE H — Lease Fleet

The Company has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date that the Company put the units in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to an estimated residual value of 20%. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2011	March 31, 2012
	(In thousands)
Portable storage containers	$611,679	$616,481
Offices	536,723	542,501
Van trailers	3,047	3,466
Other (chassis and ancillary products)	2,829	3,633

	1,154,278	1,166,081
Accumulated depreciation	(135,536)	(140,676)

Lease fleet, net	$1,018,742	$1,025,405

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

Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2011	March 31, 2012
	(In thousands)
Land	$11,079	$11,135
Vehicles and equipment	85,553	88,506
Buildings and improvements (1)	17,528	17,875
Office fixtures and equipment	28,442	28,992

	142,602	146,508
Less accumulated depreciation	(62,727)	(65,862)

Total property, plant and equipment	$79,875	$80,646

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

NOTE J — Lines of Credit

On February 22, 2012, Mobile Mini entered into a new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced the Company’s $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of Mobile Mini and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will be 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, each type of loan will be based on an availability-based pricing grid and will range from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much the Company may borrow under the Credit Agreement.

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by Mobile Mini based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to “Payment Conditions”; and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions (as defined in the Credit Agreement) allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. Mobile Mini must also comply with specified financial maintenance covenants and affirmative covenants. Only if the Company falls below $90.0 million of borrowing availability levels are the financial maintenance covenants applicable, with set permitted values for the leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement. The Company was in compliance with the terms of the Credit Agreement as of March 31, 2012 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

NOTE K— Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax years for 2008, 2009 and 2010 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2012, 2013 and 2014, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

In July 2011, the U.K.’s government finalized a reduction of the corporate income tax rate from the statutory rate of 27% to 26% for the remainder of 2011, and 25% beginning April 2012, affecting our U.K. operations. This change reduced the Company’s deferred tax liability in the U.K. by approximately $1.0 million during 2011 as the taxes are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The Company recorded this reduction in the third quarter of 2011.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in the accompanying Condensed Consolidated Statements of Income.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

NOTE L — Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that has included the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swap agreements that convert the Company’s floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. The Company did not have any outstanding interest rate swap agreements at December 31, 2011 or March 31, 2012.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives were designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements

Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
Three months ended March 31, 2011 (net of income tax expense of $411)	$655

NOTE M— Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2011	March 31, 2012
	(In thousands)
Foreign currency translation adjustment	$(25,409)	$(19,349)

Total accumulated other comprehensive loss	$(25,409)	$(19,349)

NOTE N— Segment Reporting

The Company has operations in North America, the U. K. and The Netherlands. The Company’s operating segments are similarly defined geographically. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. Financial results of the three operating segments are aggregated into two reportable segments, North America and Europe, based on quantitative thresholds. All of the Company’s branches operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells its products, the Company does not believe this will have a significant impact on its results of operations.

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and consolidated EPS.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

The following table sets forth certain information regarding each of the Company’s segments:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$59,656	$63,030
Sales	8,023	8,762
Other	684	440

Total North America	68,363	72,232

Europe:
Leasing	13,023	14,587
Sales	1,389	1,043
Other	84	61

Total Europe	14,496	15,691

Total Revenues (1)	$82,859	$87,923

Depreciation and amortization:
North America	$7,152	$7,059
Europe	1,643	1,955

Total depreciation and amortization	$8,795	$9,014

Operating income:
North America	$19,161	$16,882
Europe	1,591	1,919

Total operating income	$20,752	$18,801

Interest expense:
North America	$12,228	$10,122
Europe	471	495

Total interest expense	$12,699	$10,617

Income tax provision:
North America	$2,252	$2,483
Europe	315	377

Total income tax provision	$2,567	$2,860

(1)	Includes revenues in the United States of $67.6 million and $70.8 million for the three-month periods ended March 31, 2011 and 2012, respectively.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2011	March 31, 2012
	(In thousands)
North America (1)	$953,251	$950,513
Europe	145,366	155,538

Total long-lived assets	$1,098,617	$1,106,051

(1)	Includes long-lived assets of $936.5 million and $931.3 million in the United States at December 31, 2011 and March 31, 2012, respectively.

NOTE O – Acquisitions

The Company enters new markets in one of three ways: (i) a new branch start-up, (ii) through acquiring a business consisting of the portable storage assets and related leases of other companies, or (iii) by establishing greenfield operational yards, which are new start-up locations that do not have all the overhead associated with a fully-staffed new branch start-up. An acquisition generally provides the Company with cash flow, which enables the Company to immediately cover the overhead cost at the newly acquired location. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.

In March 2012, Mobile Mini acquired the portable storage assets and assumed certain liabilities of a business based in Calgary, Canada, which became part of our Calgary branch. This acquisition was effected pursuant to an asset purchase agreement.

The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition and were immaterial to the Company’s financial position in the aggregate. The acquisition was accounted for as a purchase of the business, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of acquisition.

The fair value of the assets purchased and liabilities assumed has been allocated at March 31, 2012 (in thousands):

Tangible assets	$2,245
Intangible assets:
Customer lists	112
Non-compete agreements	25
Goodwill	1,195
Liabilities	(14)

$3,563

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

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

NOTE P — Integration, Merger and Restructuring Expenses

In 2008, the Company completed the acquisition of Mobile Storage Group, Inc. (“MSG”), which became a wholly-owned subsidiary of Mobile Mini, Inc. In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets.

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

The majority of accrued integration, merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the three-month period ended March 31, 2012:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2010	$—	$3,807	$—	$3,807
Integration, merger and restructuring expense	992	—	369	1,361
Cash paid	(992)	(1,678)	(369)	(3,039)

Accrued obligations as of December 31, 2011	—	2,129	—	2,129
Integration, merger and restructuring expenses	319	121	56	496
Cash paid (including 2012 restructuring expenses)	(285)	(314)	(56)	(655)

Accrued obligations as of March 31, 2012	$34	$1,936	$—	$1,970

These accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Severance and benefits	$108	$319
Lease abandonment costs	—	121
Acquisition integration	97	56

Integration, merger and restructuring expenses	$205	$496

NOTE Q — Condensed Consolidating Financial Information

Mobile Mini Supplemental Indenture

The following tables reflect the condensed consolidating financial information of the Company’s subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each wholly owned subsidiary guarantor is full and unconditional, joint and several, subject to customary exceptions, and management has determined that such information is not material to investors.

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,840	$1,020	$—	$2,860
Receivables, net	34,529	12,573	—	47,102
Inventories	19,097	1,755	(49)	20,803
Lease fleet, net	886,411	132,331	—	1,018,742
Property, plant and equipment, net	63,189	16,686	—	79,875
Deposits and prepaid expenses	6,167	1,171	—	7,338
Other assets and intangibles, net	14,166	2,696	—	16,862
Goodwill	447,442	67,027	—	514,469
Intercompany	113,484	49,512	(162,996)	—

Total assets	$1,586,325	$284,771	$(163,045)	$1,708,051

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$10,076	$10,773	$—	$20,849
Accrued liabilities	43,574	2,795	—	46,369
Lines of credit	307,200	37,949	—	345,149
Notes payable	316	—	—	316
Obligations under capital leases	1,289	—	—	1,289
Senior Notes	349,718	—	—	349,718
Deferred income taxes	171,482	12,824	(756)	183,550
Intercompany	40	11,473	(11,513)	—

Total liabilities	883,695	75,814	(12,269)	947,240

Commitments and contingencies

Stockholders’ equity:
Common stock	478	18,434	(18,434)	478
Additional paid-in capital	508,936	133,047	(133,047)	508,936
Retained earnings	231,474	83,927	705	316,106
Accumulated other comprehensive income (loss)	1,042	(26,451)	—	(25,409)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	702,630	208,957	(150,776)	760,811

Total liabilities and stockholders’ equity	$1,586,325	$284,771	$(163,045)	$1,708,051

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,510	$527	$—	$2,037
Receivables, net	30,510	14,077	—	44,587
Inventories	19,033	3,208	(49)	22,192
Lease fleet, net	881,689	143,716	—	1,025,405
Property, plant and equipment, net	62,882	17,764	—	80,646
Deposits and prepaid expenses	5,910	1,289	—	7,199
Other assets and intangibles, net	19,554	2,664	—	22,218
Goodwill	447,482	70,665	—	518,147
Intercompany	117,074	35,919	(152,993)	—

Total assets	$1,585,644	$289,829	$(153,042)	$1,722,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,596	$12,658	$—	$21,254
Accrued liabilities	44,182	2,760	—	46,942
Lines of credit	298,189	43,171	—	341,360
Notes payable	194	—	—	194
Obligations under capital leases	1,025	—	—	1,025
Senior Notes, net	349,739	—	—	349,739
Deferred income taxes	173,949	13,614	(773)	186,790
Intercompany	23	4,870	(4,893)	—

Total liabilities	875,897	77,073	(5,666)	947,304

Commitments and contingencies

Stockholders’ equity:
Common stock	479	18,434	(18,434)	479
Additional paid-in capital	512,558	129,666	(129,666)	512,558
Retained earnings	235,452	84,563	724	320,739
Accumulated other comprehensive income (loss)	558	(19,907)	—	(19,349)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	709,747	212,756	(147,376)	775,127

Total liabilities and stockholders’ equity	$1,585,644	$289,829	$(153,042)	$1,722,431

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$59,656	$13,023	$—	$72,679
Sales	8,023	1,389	—	9,412
Other	684	84	—	768

Total revenues	68,363	14,496	—	82,859

Costs and expenses:
Cost of sales	5,034	985	—	6,019
Leasing, selling and general expenses	36,811	10,277	—	47,088
Integration, merger and restructuring expenses	205	—	—	205
Depreciation and amortization	7,152	1,643	—	8,795

Total costs and expenses	49,202	12,905	—	62,107

Income from operations	19,161	1,591	—	20,752
Other income (expense):
Interest income	126	—	(126)	—
Interest expense	(12,228)	(597)	126	(12,699)
Dividend income	221	—	(221)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	5,946	993	(221)	6,718
Provision for income taxes	2,301	281	(15)	2,567

Net income	$3,645	$712	$(206)	$4,151

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$3,645	$712	$(206)	$4,151
Other comprehensive income, net of tax:
Fair value change in derivatives	411	5,913	—	6,324
Foreign currency translation adjustment	655	—	—	655

Other comprehensive income	1,066	5,913	—	6,979

Comprehensive income	$4,711	$6,625	$(206)	$11,130

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$62,396	$15,221	$—	$77,617
Sales	8,691	1,114	—	9,805
Other	439	62	—	501

Total revenues	71,526	16,397	—	87,923

Costs and expenses:
Cost of sales	5,148	750	—	5,898
Leasing, selling and general expenses	42,165	11,549	—	53,714
Integration, merger and restructuring expenses	323	173	—	496
Depreciation and amortization	7,015	1,999	—	9,014

Total costs and expenses	54,651	14,471	—	69,122

Income from operations	16,875	1,926	—	18,801
Other income (expense):
Interest income	135	—	(135)	—
Interest expense	(10,017)	(735)	135	(10,617)
Dividend income	216	—	(216)	—
Deferred financing costs write-off	(692)	—	—	(692)
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	6,517	1,190	(216)	7,491
Provision for income taxes	2,535	342	(17)	2,860

Net income	$3,982	$848	$(199)	$4,631

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$3,982	$848	$(199)	$4,631
Other comprehensive income, net of tax:
Foreign currency translation adjustment	435	5,625	—	6,060

Other comprehensive income	435	5,625	—	6,060

Comprehensive income	$4,417	$6,473	$(199)	$10,691

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$3,645	$712	$(206)	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	315	184	—	499
Amortization of deferred financing costs	1,018	—	—	1,018
Amortization of debt issuance discount	23	—	—	23
Amortization of long-term liabilities	57	4	—	61
Share-based compensation expense	1,152	173	—	1,325
Depreciation and amortization	7,152	1,643	—	8,795
Gain on sale of lease fleet units	(2,817)	(276)	—	(3,093)
Loss (gain) on disposal of property, plant and equipment	22	(1)	—	21
Deferred income taxes	2,297	281	(10)	2,568
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities:
Receivable	1,897	(638)	—	1,259
Inventories	(147)	(747)	—	(894)
Deposits and prepaid expenses	(451)	146	—	(305)
Other assets and intangibles	(74)	—	—	(74)
Accounts payable	(247)	1,878	—	1,631
Accrued liabilities	2,607	(153)	—	2,454
Intercompany	159	(966)	807	—

Net cash provided by operating activities	17,942	2,241	591	20,774

Cash Flows From Investing Activities:
Additions to lease fleet units	(1,646)	(1,871)	—	(3,517)
Proceeds from sale of lease fleet units	7,371	832	—	8,203
Additions to property, plant and equipment	(2,844)	(347)	—	(3,191)
Proceeds from sale of property, plant and equipment	24	2	—	26

Net cash provided by (used in) investing activities	2,905	(1,384)	—	1,521

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	3,568	(1,683)	1,403	3,288
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(92)	—	—	(92)
Principal payments on capital lease obligations	(389)	—	—	(389)
Issuance of common stock, net	446	—	—	446
Intercompany	—	(223)	223	—

Net cash used in financing activities	(19,825)	(1,906)	1,626	(20,105)

Effect of exchange rate changes on cash	(56)	838	(2,217)	(1,435)

Net increase (decrease) in cash	966	(211)	—	755
Cash at beginning of period	1,065	569	—	1,634

Cash at end of period	$2,031	$358	$—	$2,389

MOBILE MINI, INC.— NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) – Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$3,982	$848	$(199)	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	692	—	—	692
Provision for doubtful accounts	44	167	—	211
Amortization of deferred financing costs	971	10	—	981
Amortization of debt issuance discount	21	—	—	21
Amortization of long-term liabilities	39	2	—	41
Share-based compensation expense	1,707	149	—	1,856
Depreciation and amortization	7,015	1,999	—	9,014
Gain on sale of lease fleet units	(2,836)	(278)	—	(3,114)
Gain on disposal of property, plant and equipment	(11)	(2)	—	(13)
Deferred income taxes	2,531	343	(14)	2,860
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	3,984	(1,232)	—	2,752
Inventories	64	(1,366)	—	(1,302)
Deposits and prepaid expenses	260	(66)	—	194
Other assets and intangibles	(123)	(114)	—	(237)
Accounts payable	(1,483)	1,324	—	(159)
Accrued liabilities	564	(146)	—	418
Intercompany	(3,365)	3,359	6	—

Net cash provided by operating activities	14,056	4,998	(207)	18,847

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet units	(3,524)	(6,296)	—	(9,820)
Proceeds from sale of lease fleet units	6,862	791	—	7,653
Additions to property, plant and equipment	(1,830)	(1,129)	—	(2,959)
Proceeds from sale of property, plant and equipment	36	128	—	164

Net cash provided by (used in) investing activities	1,544	(10,069)	—	(8,525)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(9,011)	3,833	1,389	(3,789)
Deferred financing costs	(7,418)	—	—	(7,418)
Principal payments on notes payable	(122)	—	—	(122)
Principal payments on capital lease obligations	(264)	—	—	(264)
Issuance of common stock, net	1,722	—	—	1,722
Intercompany	—	(219)	219	—

Net cash (used in) provided by financing activities	(15,093)	3,614	1,608	(9,871)

Effect of exchange rate changes on cash	(837)	964	(1,401)	(1,274)

Net decrease in cash	(330)	(493)	—	(823)
Cash at beginning of period	1,840	1,020	—	2,860

Cash at end of period	$1,510	$527	$—	$2,037

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2011consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements.

Overview

General

We are the world’s leading provider of portable storage solutions with a total lease fleet of over 236,600 units at March 31, 2012. As of March 31, 2012, we operated in 134 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 80,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. We also sell new and used portable storage containers and occasionally sell security office units and mobile office units. In addition, we provide delivery, installation and other ancillary products and services to our customers. Our sales revenues represented 11.4% and 11.1% of total revenues for the three months ended March 31, 2011 and 2012, respectively.

At March 31, 2012, we operated 134 locations, of which 111 were located in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. As of March 31, 2012, we had 86 branch locations, of which 67 were located in the U.S., two in Canada, 16 in the U.K. and one in The Netherlands. In addition to our branches, we had 48 properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. Likewise, in order to enter new markets, we will open new operational yards, which we refer to as greenfields, that can be serviced by nearby full-service branches. Traditionally, we entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are primarily entering new markets by migrating idle fleet to new low-cost greenfield operational yards and occasionally by acquiring an existing business when the right economic conditions are present. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have a sales representative, drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch, which should have a comparatively positive effect on margins. We may also make opportunistic acquisitions from time to time in any particular market where we believe that such approach will allow us to enter that market more profitably than by greenfield expansion. In 2011, with growth returning to our business following the recent recession, we entered 12 new markets in North America and another two new North American markets thus far in 2012 through greenfield expansions. Additionally, in the first quarter of 2012, we combined two operating branches in the U.K. into one location.

When we enter a new market, we incur certain costs in developing new infrastructure. For example, advertising and marketing costs are incurred and certain minimum levels of staffing and delivery equipment are put in place regardless of the new market’s revenue base. Once we have achieved revenues during any period that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. Conversely, any additional fixed expenses require us to achieve additional revenue in order to maintain our margins. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs in a market.

In 2010, to further diversify our customer segments and to focus additional growth on our non-construction business, we implemented a hybrid sales model consisting of a dedicated sales staff at all of our branch locations and opened our National Sales Center (“NSC”). Our local sales staff builds and strengthens relationships with local customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. The NSC handles inbound calls from new customers and leads sales campaigns to existing customers not serviced by branch sales personnel. In addition, the NSC initiates outbound marketing calls to solicit new customers. Our NSC sales staff work with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, national sales center and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Customers in the construction industry represented approximately 34% of our leased units at March 31, 2012 and, because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although the construction business has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increased in 2010. In 2011, our construction activity improved quarter over quarter, compared to the same period in 2010.

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

We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and the EBITDA provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is also a component of certain financial covenants under our Credit Agreement (as defined herein). EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
EBITDA	$29,546	$27,814
Interest paid	(5,383)	(3,047)
Income and franchise taxes paid	(66)	(41)
Share-based compensation expense	1,325	1,856
Gain on sale of lease fleet units	(3,093)	(3,114)
Gain (loss) on disposal of property, plant and equipment	21	(13)
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	1,758	2,963
Inventories	(894)	(1,302)
Deposits and prepaid expenses	(305)	194
Other assets and intangibles	(97)	(237)
Accounts payable and accrued liabilities	(2,038)	(6,226)

Net cash provided by operating activities	$20,774	$18,847

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(In thousands except percentages)
Net income	$4,151	$4,631
Interest expense	12,699	10,617
Income taxes	2,567	2,860
Depreciation and amortization	8,795	9,014
Debt restructuring expense	1,334	—
Deferred financing costs write-off	—	692

EBITDA	29,546	27,814
Integration, merger, restructuring and other (1)	245	496
Acquisition expenses (2)	—	94

Adjusted EBITDA	$29,791	$28,404

EBITDA margin (3)	35.7%	31.6%

Adjusted EBITDA margin (3)	36.0%	32.3%

(1)	Merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses primarily incurred in conjunction with the restructuring of our operations.
(2)	Acquisition expenses represent acquisition activity costs.
(3)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues expressed as a percentage.

In managing our business, we measure our adjusted EBITDA margins from year to year based on the size of the branch. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new branch or operational yard, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales teams and developing our marketing and advertising programs. A new location will have lower adjusted EBITDA margins in its early years until the branch increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a branch will be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales, (2) leasing, selling and general expenses and (3) depreciation and amortization, primarily depreciation of the portable storage containers and mobile office units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 2.9% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our container lease fleet, which has historically maintained an appraised value close to its original cost. Our lease fleet primarily consists of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of our units, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 30 years with an estimated residual value of 55%. This depreciation policy is supported by our historical lease fleet data, which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated residual value of 20%. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. The Company has other non-core products that have various other measures of useful lives and residual values.

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2011 and March 31, 2012:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2011, net	$1,018,742	237,628
Purchases:
Container purchases and containers acquired through acquisitions, including freight	5,372	1,282
Non-core units obtained through acquisitions, primarily van trailers	585	169
Manufactured units:
Steel security offices	249	28
Remanufacturing and customization of units purchased or obtained in prior years	5,510 (1)	138 (2)
Other (3)	478	(243)
Cost of sales from lease fleet	(4,556)	(2,325)
Effect of exchange rate changes	4,464
Change in accumulated depreciation, excluding sales	(5,439)

Lease fleet at March 31, 2012, net	$1,025,405	236,677

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2012:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Portable storage containers	$616,481	191,535	81%
Steel and wood offices	542,501	41,040	17%
Van trailers	3,466	4,102	2%
Other (chassis and ancillary products)	3,633

	1,166,081
Accumulated depreciation	(140,676)

	$1,025,405	236,677	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in October 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of March 31, 2012 was approximately $987.4 million.

Our average utilization rate for the first quarter of 2012 was 56.8%, compared to 53.9% in the first quarter of 2011. At March 31, 2012, our utilization rate increased to 57.3%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012, Compared to

Three Months Ended March 31, 2011

Total revenues for the quarter ended March 31, 2012 increased $5.0 million, or 6.1%, to $87.9 million, compared to $82.9 million for the same period in 2011. Leasing revenues for the quarter ended March 31, 2012 increased $4.9 million, or 6.8%, to $77.6 million, compared to $72.7 million for the same period in 2011. This increase in leasing revenues was driven by higher trucking revenues, product mix and an increase in the number of units on rent, which resulted in a 4.4% increase in our yield. In addition, rental rates increased 2.1% over the prior year. Our sales of portable storage and office units for the quarter ended March 31, 2012 increased 4.2% to $9.8 million. The increase in sales revenues primarily reflects sales at a higher average selling price, some which were custom units, as compared to the same period in 2011. Leasing revenues, as a percentage of total revenues for the quarters ended March 31, 2012 and 2011 were 88.3% and 87.7%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 60.2% and 64.0% of sales revenue for the quarters ended March 31, 2012 and 2011, respectively. Due to a continued shortage of excess ISO containers in the ports, the units we sold were at higher average selling prices as compared to the same period in 2011.

Leasing, selling and general expenses for the quarter ended March 31, 2012 increased by $6.6 million, or 14.1%, to $53.7 million, compared to $47.1 million for the same period in 2011. The major increases in leasing, selling and general expenses were: (i) delivery and freight costs due to an increase in delivery activity of units, (ii) repairs and maintenance expenses of our lease fleet as a result of an increase in delivery activity of our office units, (iii) operating costs related to our 14 new markets we entered since the beginning of 2011, (iv) costs associated with our new consumer initiative, and (v) branch start-up costs and fleet repositioning to both new and existing markets.

Adjusted EBITDA for the quarter ended March 31, 2012 decreased $1.4 million, or 4.7%, to $28.4 million, compared to $29.8 million for the same period in 2011. Adjusted EBITDA margins were 32.3% and 36.0% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2012 was $9.0 million, compared to $8.8 million for the same period in 2011.

Interest expense for the quarter ended March 31, 2012 decreased $2.1 million to $10.6 million, compared to $12.7 million for the same period in 2011. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended March 31, 2012 was 5.5%, compared to 6.1% for the same period in 2011, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended March 31, 2012 was 6.1%, compared to 6.7% in the same period in 2011.

Debt restructuring expense for the quarter ended March 31, 2011 was $1.3 million, related to the redemption of the remaining $22.3 million aggregate principal balance outstanding of the MSG Notes and represents the tender premiums and the write-off of the remaining unamortized acquisition date discount related to the MSG Notes redeemed.

Deferred financing costs write-off for the quarter ended March 31, 2012 represents a portion of deferred financing costs associated with our prior $850.0 million credit agreement, which was replaced in February 2012 with our new $900.0 million Credit Agreement.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended March 31, 2012 and 2011 was 38.2%. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the quarter ended March 31, 2012 increased $0.4 million or 11.6% to $4.6 million, compared to net income of $4.2 million for the same period in 2011. Our first quarter net income results include integration, merger and restructuring expenses of $0.5 million and $0.2 million (approximately $0.3 million and $0.1 million after tax) for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive after capital expenditures. This positive cash flow trend has continued for the three- month period ended March 31, 2012.

During the past three years, our capital expenditures and acquisitions have been funded by our cash flow from operations. Our cash flow from operations is generally weaker during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in certain of our markets. Since 2008, we have significantly reduced our capital expenditures and currently expect this trend to continue throughout 2012. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into our new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced our $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2012, we had approximately $341.4 million of borrowings outstanding and $550.7 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of March 31, 2012 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margins for each type of loan will be 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, each type of loan will be based on an availability-based pricing grid and will range from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much we may borrow under the Credit Agreement.

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by Mobile Mini based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to “Payment Conditions”; and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions (as defined in the Credit Agreement) allow restricted payments and acquisitions to occur without financial covenants as long as we have $225.0 million of pro forma excess borrowing availability under the Credit Agreement. We also must comply with specified financial maintenance covenants and affirmative covenants. Only if we fall below $90.0 million of borrowing availability levels are the financial maintenance covenants applicable.

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders might not be able to honor its commitments under the Credit Agreement.

Senior Notes. At March 31, 2012, we had two series of outstanding senior notes: (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Senior Notes”). The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Operating Activities. Our cash provided by operations provided net cash flow of $18.8 million for the three months ended March 31, 2012, compared to $20.8 million during the same period in 2011. The $2.0 million decrease in cash provided by operations primarily resulted from changes in working capital. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $8.5 million for the three months ended March 31, 2012, compared to net cash provided by investing activities of $1.5 million for the same period in 2011. Capital expenditures for our lease fleet were $9.8 million and proceeds from sale of lease fleet units were $7.7 million for the three months ended March 31, 2012, compared to capital expenditures of $3.5 million and proceeds of $8.2 million for the same period in 2011. We anticipate our near-term investing activities will be primarily focused on remanufacturing units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease and to invest in our new consumer products. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the three months ended March 31, 2012 were $2.8 million, compared to $3.2 million for the same period in 2011. These expenditures in 2012 were primarily for replacement of our transportation equipment, leasehold improvements and upgrades to technology equipment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2012 was $9.9 million, after incurring $7.4 million in financing costs related to our new $900.0 million Credit Agreement in February 2012, compared to $20.1 million for the same period in 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $349.7 million of Senior Notes (net of unamortized discounts of $0.3 million) and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At March 31, 2012, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $7.9 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time. At March 31, 2012, we had $1.0 million in outstanding capital lease obligations.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $3.5 million of total unrecognized compensation costs related to stock options at March 31, 2012 that are expected to be recognized over a weighted average period of 2.9 years and $14.0 million of total unrecognized compensation costs related to nonvested share-awards at March 31, 2012 that are expected to be recognized over a weighted average period 2.8 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivable. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase our reserve estimates by 25%, it would have the following approximate effect on our net income and diluted EPS:

	Three Months Ended March 31,
	2011	2012
	(In thousands except per share data)
As Reported:
Net income	$4,151	$4,631
Diluted earnings per share	$0.09	$0.10

As adjusted for change in estimates:
Net income	$4,074	$4,600
Diluted earnings per share	$0.09	$0.10

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

We operate in two reportable segments, which are comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. At December 31, 2011, only North America and the U.K. had goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

In assessing the fair value of the reporting units, we consider both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach is given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2011, management assessed qualitative factors and determined it is more likely than not each of our two reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

At March 31, 2012, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability.

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

Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over the estimated useful life of our units, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated residual value of 20%. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are only added to the fleet as a result of acquisitions of portable storage businesses.

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we achieve on sales of depreciated units and lease rates we obtain on older units. If we were to change our depreciation policy on our steel units from a 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the extent of the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income and diluted EPS as reflected in the table below.

	Salvage Value	Useful Life in Years	Three Months Ended March 31,
			2011	2012
			(In thousands except per share data)
As Reported:	55%	30
Net income			$4,151	$4,631
Diluted earnings per share			$0.09	$0.10
As adjusted for change in estimates:	70%	20
Net income			$4,151	$4,631
Diluted earnings per share			$0.09	$0.10
As adjusted for change in estimates:	62.5%	25
Net income			$4,151	$4,631
Diluted earnings per share			$0.09	$0.10
As adjusted for change in estimates:	50%	20
Net income			$2,720	$3,183
Diluted earnings per share			$0.06	$0.07
As adjusted for change in estimates:	40%	40
Net income			$4,151	$4,631
Diluted earnings per share			$0.09	$0.10
As adjusted for change in estimates:	30%	25
Net income			$2,290	$2,748
Diluted earnings per share			$0.05	$0.06
As adjusted for change in estimates:	25%	25
Net income			$2,004	$2,459
Diluted earnings per share			$0.05	$0.05

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

There have been no changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012. The adoption of this amendment resulted in a change to our current presentation of comprehensive income, but did not have any impact on our consolidated financial statements and related disclosures.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In December 2011, the FASB issued an amendment to this provision and decided to defer the effective date, pending reconsideration, of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. We do not anticipate that the adoption of this amendment, when it becomes effective, will have a material impact on our consolidated financial statements and related disclosures.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including: (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. The adoption of these amendments did not have a material impact on our consolidated financial statements and related disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	a continued economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to manage growth or integrate acquisitions at existing or new locations;

•	our European operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to maintain a continuous and secure cyber network with regards to information technology;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures in newer markets;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2011 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from our Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated into this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Interest rate swap agreements are the only instruments we have used to manage interest rate fluctuations affecting our variable rate debt. At March 31, 2012, we did not have any outstanding interest rate swap agreements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing Mobile Mini. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December  31, 2011 have not materially changed.

ITEM 6. EXHIBITS

Number	Description
10.1	ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 28, 2012).

10.2+	Schedules to the ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto.

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: May 10, 2012	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer