Form 10-Q
period 2012-06-30
MOBILE MINI INC
filed 2012-08-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At July 27, 2012, there were outstanding 45,717,186 shares of the issuer’s common stock.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2011	June 30, 2012
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$2,860	$2,947
Receivables, net of allowance for doubtful accounts of $2,536 and $2,090 at December 31, 2011 and June 30, 2012, respectively	47,102	46,791
Inventories	20,803	21,722
Lease fleet, net	1,018,742	1,020,670
Property, plant and equipment, net	79,875	82,869
Deposits and prepaid expenses	7,338	7,462
Other assets and intangibles, net	16,862	21,409
Goodwill	514,469	516,434

Total assets	$1,708,051	$1,720,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,849	$23,168
Accrued liabilities	46,369	41,741
Lines of credit	345,149	333,535
Notes payable	316	78
Obligations under capital leases	1,289	1,042
Senior Notes, net	349,718	349,760
Deferred income taxes	183,550	191,012

Total liabilities	947,240	940,336

Commitments and contingencies
Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized, 47,787 issued and 45,612 outstanding at December 31, 2011 and 47,893 issued and 45,718 outstanding at June 30, 2012	478	479
Additional paid-in capital	508,936	514,459
Retained earnings	316,106	328,507
Accumulated other comprehensive loss	(25,409)	(24,177)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	760,811	779,968

Total liabilities and stockholders’ equity	$1,708,051	$1,720,304

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Three Months Ended June 30,
	2011	2012
Revenues:
Leasing	$78,422	$82,854
Sales	11,508	10,749
Other	593	547

Total revenues	90,523	94,150

Costs and expenses:
Cost of sales	7,070	6,580
Leasing, selling and general expenses	49,628	55,574
Integration, merger and restructuring expenses	266	267
Depreciation and amortization	9,018	9,131

Total costs and expenses	65,982	71,552

Income from operations	24,541	22,598
Other expense:
Interest income	—	1
Interest expense	(11,777)	(10,182)
Foreign currency exchange loss	(1)	(2)

Income before provision for income taxes	12,763	12,415
Provision for income taxes	4,821	4,645

Net income	7,942	7,770
Earnings allocable to preferred stockholders	(193)	—

Net income available to common stockholders	$7,749	$7,770

Earnings per share:
Basic	$0.18	$0.17

Diluted	$0.18	$0.17

Weighted average number of common and common share equivalents outstanding:
Basic	42,656	44,627

Diluted	44,594	44,952

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2011	2012
Net income	$7,942	$7,770
Other comprehensive income (loss), net of tax:
Fair value change in derivatives	661	—
Foreign currency translation adjustment	(117)	(4,828)

Other comprehensive income (loss)	544	(4,828)

Comprehensive income	$8,486	$2,942

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Six Months Ended June 30,
	2011	2012
Revenues:
Leasing	$151,101	$160,471
Sales	20,920	20,554
Other	1,361	1,048

Total revenues	173,382	182,073

Costs and expenses:
Cost of sales	13,089	12,478
Leasing, selling and general expenses	96,716	109,288
Integration, merger and restructuring expenses	471	763
Depreciation and amortization	17,813	18,145

Total costs and expenses	128,089	140,674

Income from operations	45,293	41,399
Other expense:
Interest income	—	1
Interest expense	(24,476)	(20,799)
Debt restructuring expense	(1,334)	—
Deferred financing costs write-off	—	(692)
Foreign currency exchange loss	(2)	(3)

Income before provision for income taxes	19,481	19,906
Provision for income taxes	7,388	7,505

Net income	12,093	12,401
Earnings allocable to preferred stockholders	(970)	—

Net income available to common stockholders	$11,123	$12,401

Earnings per share:
Basic	$0.28	$0.28

Diluted	$0.27	$0.28

Weighted average number of common and common share equivalents outstanding:
Basic	39,138	44,558

Diluted	44,554	45,006

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2012
Net income	$12,093	$12,401
Other comprehensive income, net of tax:
Fair value change in derivatives	1,316	—
Foreign currency translation adjustment	6,207	1,232

Other comprehensive income	7,523	1,232

Comprehensive income	$19,616	$13,633

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2012
Cash Flows From Operating Activities:
Net income	$12,093	$12,401
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—
Deferred financing costs write-off	—	692
Provision for doubtful accounts	932	562
Amortization of deferred financing costs	2,037	1,779
Amortization of debt issuance discount	44	42
Amortization of long-term liabilities	121	84
Share-based compensation expense	2,721	3,586
Depreciation and amortization	17,813	18,145
Gain on sale of lease fleet units	(7,119)	(6,556)
Gain on disposal of property, plant and equipment	—	(44)
Deferred income taxes	7,388	7,505
Foreign currency transaction loss	2	3
Changes in certain assets and liabilities, net of business acquired:
Receivables	(3,318)	(167)
Inventories	(367)	(937)
Deposits and prepaid expenses	853	(109)
Other assets and intangibles	(118)	(105)
Accounts payable	2,041	1,986
Accrued liabilities	(3,080)	(5,294)

Net cash provided by operating activities	33,377	33,573

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)
Additions to lease fleet	(11,176)	(19,326)
Proceeds from sale of lease fleet units	18,028	16,117
Additions to property, plant and equipment	(6,800)	(8,555)
Proceeds from sale of property, plant and equipment	41	315

Net cash provided by (used in) investing activities	93	(15,012)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(8,029)	(11,614)
Redemption of 9.75% senior notes due 2014	(22,272)	—
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—
Deferred financing costs	—	(7,507)
Principal payments on notes payable	(196)	(238)
Principal payments on capital lease obligations	(715)	(547)
Issuance of common stock, net	484	1,846

Net cash used in financing activities	(31,814)	(18,060)

Effect of exchange rate changes on cash	(1,193)	(414)

Net increase in cash	463	87
Cash at beginning of period	1,634	2,860

Cash at end of period	$2,097	$2,947

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(1,317)	$—

Convertible preferred stock conversion into common stock	$147,427	$—

Equipment acquired through capital lease and financing obligations	$—	$300

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

The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2012 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in its operating cash flow during the first quarter of the year.

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements, including: (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity; and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Historically, the Company’s interest rate swap agreements were the only instruments measured at fair value. At December 31, 2011 and June 30, 2012, the Company did not have any outstanding interest rate swap agreements.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at June 30, 2012 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”) and its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Senior Notes”) is $363.9 million as of June 30, 2012. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and six-month periods ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands except per share data)		(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$7,942	$7,770	$12,093	$12,401
Less: Earnings allocable to preferred stockholders	(193)	—	(970)	—

Net income available to common stockholders	$7,749	$7,770	$11,123	$12,401

Basic EPS Denominator:
Common shares outstanding beginning of period	35,637	44,617	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended June 30	7,019	10	3,573	126

Denominator for basic net income per share	42,656	44,627	39,138	44,558

Diluted EPS Denominator:
Common shares outstanding beginning of period	35,637	44,617	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended June 30	7,019	10	3,573	126
Dilutive effect of stock options and nonvested share-awards during the period ended June 30	769	325	736	448
Dilutive effect of convertible preferred stock assumed converted during the period ended June 30 (1)	1,169	—	4,680	—

Denominator for diluted net income per share	44,594	44,952	44,554	45,006

Basic net income per share	$0.18	$0.17	$0.28	$0.28

Diluted net income per share	$0.18	$0.17	$0.27	$0.28

(1)	The outstanding convertible preferred stock automatically converted into an aggregate of 8.2 million shares of common stock on April 14, 2011.

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.2 million and 1.1 million for the three- and six-month periods ended June 30, 2011 and 2012, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Stock option awards	580	933	965	942
Nonvested share-awards	—	326	188	28

Total anti-dilutive shares	580	1,259	1,153	970

NOTE F — Share-Based Compensation

At June 30, 2012, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and a half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, then the expense is recognized using the accelerated attribution method. The “service period” is the time during which the employees receiving the awards must remain employed for the shares granted to fully vest.

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of June 30, 2012:

	June 30, 2012	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$3,083	2.63
Nonvested share-awards	$12,459	2.64

The following table summarizes the share-based compensation expense and capitalized amounts for the three- and six-month periods ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Gross share-based compensation	$1,433	$1,777	$2,796	$3,678
Capitalized share-based compensation	(37)	(47)	(75)	(92)

Share-based compensation expense	$1,396	$1,730	$2,721	$3,586

A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2011	1,394	$18.39
Granted	—	$—
Exercised	(150)	$12.24
Canceled/Expired	(22)	$28.26

Balance at June 30, 2012	1,222	$18.97

The intrinsic value of options exercised during the six months ended June 30, 2012 was approximately $1.3 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2011	1,180	$16.20
Awarded	27	$18.31
Released	(69)	$17.06
Forfeited	(71)	$17.63

Nonvested at June 30, 2012	1,067	$16.11

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

A summary of fully vested stock options and stock options expected to vest, as of June 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	1,222	$18.97	5.91	$619
Vested and expected to vest	1,183	$18.95	5.84	$618
Exercisable	674	$19.16	3.31	$619

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model. No stock options were granted during the six-month period ended June 30, 2012.

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

Inventories consisted of the following at the dates indicated:

	December 31, 2011	June 30, 2012
	(In thousands)
Raw material and supplies	$15,797	$14,835
Work-in-process	315	494
Finished portable storage units	4,691	6,393

Total inventories	$20,803	$21,722

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2011	June 30, 2012
	(In thousands)
Portable storage containers	$611,679	$615,695
Steel and wood offices	536,723	543,251
Van trailers	3,047	3,304
Other (chassis and ancillary products)	2,829	3,606

	1,154,278	1,165,856
Accumulated depreciation	(135,536)	(145,186)

Lease fleet, net	$1,018,742	$1,020,670

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

Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2011	June 30, 2012
	(In thousands)
Land	$11,079	$11,096
Vehicles and equipment	85,553	91,995
Buildings and improvements (1)	17,528	17,971
Office fixtures and equipment	28,442	30,312

	142,602	151,374
Less accumulated depreciation	(62,727)	(68,505)

Total property, plant and equipment, net	$79,875	$82,869

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

NOTE J — Lines of Credit

On February 22, 2012, the Company entered into a new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced the Company’s $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of its assets.

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

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

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either Pounds Sterling or Euros, by its U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by its Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by the Company based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels, with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of June 30, 2012 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than not likely of being realized upon ultimate settlement.

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE L — Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that has included the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swap agreements that convert the Company’s floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. The Company did not have any outstanding interest rate swap agreements at December 31, 2011 or June 30, 2012.

The following tables summarize information related to the Company’s derivatives. All of the Company’s derivatives were designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
Three months ended June 30, 2011 (net of income tax expense of $397)	$661
Six months ended June 30, 2011 (net of income tax expense of $808)	$1,316

NOTE M— Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2011	June 30, 2012
	(In thousands)
Foreign currency translation adjustment	$(25,409)	$(24,177)

Total accumulated other comprehensive loss	$(25,409)	$(24,177)

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and six-month periods ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$64,455	$67,645
Sales	10,137	9,806
Other	513	479

Total North America	75,105	77,930

Europe:
Leasing	13,967	15,209
Sales	1,371	943
Other	80	68

Total Europe	15,418	16,220

Total Revenues (1)	$90,523	$94,150

Depreciation and amortization:
North America	$7,293	$7,122
Europe	1,725	2,009

Total depreciation and amortization	$9,018	$9,131

Operating income:
North America	$22,265	$20,167
Europe	2,276	2,431

Total operating income	$24,541	$22,598

Interest expense:
North America	$11,283	$9,694
Europe	494	488

Total interest expense	$11,777	$10,182

Income tax provision:
North America	$4,336	$4,147
Europe	485	498

Total income tax provision	$4,821	$4,645

(1)	Includes revenues in the United States of $74.2 million and $76.1 million for the three-month periods ended June 30, 2011 and 2012, respectively.

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

	Six Months Ended June 30,
	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$124,111	$130,675
Sales	18,160	18,568
Other	1,197	919

Total North America	143,468	150,162

Europe:
Leasing	26,990	29,796
Sales	2,760	1,986
Other	164	129

Total Europe	29,914	31,911

Total Revenues (1)	$173,382	$182,073

Depreciation and amortization:
North America	$14,445	$14,181
Europe	3,368	3,964

Total depreciation and amortization	$17,813	$18,145

Operating income:
North America	$41,426	$37,049
Europe	3,867	4,350

Total operating income	$45,293	$41,399

Interest expense:
North America	$23,511	$19,816
Europe	965	983

Total interest expense	$24,476	$20,799

Income tax provision:
North America	$6,588	$6,631
Europe	800	874

Total income tax provision	$7,388	$7,505

(1)	Includes revenues in the United States of $141.8 million and $146.9 million for the six-month periods ended June 30, 2011 and 2012, respectively.

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2011	June 30, 2012
	(In thousands)
North America (1)	$953,251	$947,896
Europe	145,366	155,643

Total long-lived assets	$1,098,617	$1,103,539

(1)	Includes long-lived assets of $936.5 million and $929.3 million in the United States at December 31, 2011 and June 30, 2012, respectively.

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

In March 2012, Mobile Mini acquired the portable storage assets and assumed certain liabilities of a business based in Calgary, Canada, which became part of its Calgary branch. This acquisition was effected pursuant to an asset purchase agreement.

The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition and were immaterial to the Company’s financial position in the aggregate. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The Company does not believe any adjustments to the preliminary estimated fair values will have any material impact on the Company’s consolidated results of the operations or financial position.

The fair value of the assets acquired and liabilities assumed has been allocated as follows at June 30, 2012 (in thousands):

Tangible assets	$2,245
Intangible assets:
Customer lists	112
Non-compete agreements	25
Goodwill	1,195
Liabilities	(14)

Total purchase price	$3,563

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

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

The majority of accrued integration, merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the six-month period ended June 30, 2012:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2010	$—	$3,807	$—	$3,807
Integration, merger and restructuring expense	992	—	369	1,361
Cash paid	(992)	(1,678)	(369)	(3,039)

Accrued obligations as of December 31, 2011	—	2,129	—	2,129
Integration, merger and restructuring expenses	348	321	94	763
Cash paid (including 2012 restructuring expenses)	(325)	(698)	(94)	(1,117)

Accrued obligations as of June 30, 2012	$23	$1,752	$—	$1,775

These accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Severance and benefits	$173	$29	$281	$348
Lease abandonment costs	—	200	—	321
Acquisition integration	93	38	190	94

Integration, merger and restructuring expenses	$266	$267	$471	$763

NOTE Q — Subsequent Event

On July 3, 2012, the Company issued an irrevocable Notice of Full Redemption for all of its outstanding 6.875% 2015 Notes pursuant to the terms of the indenture governing such notes. The 2015 Notes, which had an outstanding principal balance of $150.0 million at June 30, 2012, were redeemed on August 2, 2012, at a redemption price of 101.719% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The Company drew upon its Credit Agreement to fund the redemption. The 2015 Notes are no longer deemed outstanding.

The Company will record, in the third quarter of 2012, a charge of approximately $2.6 million for the redemption premium as a result of calling the 2015 Notes and will incur a non-cash charge of approximately $1.4 million representing the write-off of deferred financing costs and the unamortized original issuance discount related to the 2015 Notes redeemed.

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE R — Condensed Consolidating Financial Information

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,436	$1,511	$—	$2,947
Receivables, net	32,541	14,250	—	46,791
Inventories	18,528	3,243	(49)	21,722
Lease fleet, net	877,530	143,140	—	1,020,670
Property, plant and equipment, net	64,624	18,245	—	82,869
Deposits and prepaid expenses	5,991	1,471	—	7,462
Other assets and intangibles, net	19,072	2,337	—	21,409
Goodwill	447,433	69,001	—	516,434
Intercompany	118,058	34,669	(152,727)	—

Total assets	$1,585,213	$287,867	$(152,776)	$1,720,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$12,315	$10,853	$—	$23,168
Accrued liabilities	39,055	2,686	—	41,741
Lines of credit	286,375	47,160	—	333,535
Notes payable	78	—	—	78
Obligations under capital leases	1,042	—	—	1,042
Senior Notes, net	349,760	—	—	349,760
Deferred income taxes	178,050	13,757	(795)	191,012
Intercompany	22	4,858	(4,880)	—

Total liabilities	866,697	79,314	(5,675)	940,336

Commitments and contingencies
Stockholders’ equity:
Common stock	479	18,434	(18,434)	479
Additional paid-in capital	514,459	129,412	(129,412)	514,459
Retained earnings	242,190	85,572	745	328,507
Accumulated other comprehensive income (loss)	688	(24,865)	—	(24,177)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	718,516	208,553	(147,101)	779,968

Total liabilities and stockholders’ equity	$1,585,213	$287,867	$(152,776)	$1,720,304

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$64,455	$13,967	$—	$78,422
Sales	10,137	1,371	—	11,508
Other	513	80	—	593

Total revenues	75,105	15,418	—	90,523

Costs and expenses:
Cost of sales	6,078	992	—	7,070
Leasing, selling and general expenses	39,203	10,425	—	49,628
Integration, merger and restructuring expenses	266	—	—	266
Depreciation and amortization	7,293	1,725	—	9,018

Total costs and expenses	52,840	13,142	—	65,982

Income from operations	22,265	2,276	—	24,541
Other income (expense):
Interest income	131	—	(131)	—
Interest expense	(11,283)	(625)	131	(11,777)
Dividend income	221	—	(221)	—
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	11,334	1,650	(221)	12,763
Provision for income taxes	4,386	450	(15)	4,821

Net income	$6,948	$1,200	$(206)	$7,942

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,948	$1,200	$(206)	$7,942
Other comprehensive income, net of tax:
Fair value change in derivatives	661	—	—	661
Foreign currency translation adjustment	(62)	(55)	—	(117)

Other comprehensive income	599	(55)	—	544

Comprehensive income	$7,547	$1,145	$(206)	$8,486

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$66,838	$16,016	$—	$82,854
Sales	9,520	1,231	(2)	10,749
Other	468	79	—	547

Total revenues	76,826	17,326	(2)	94,150

Costs and expenses:
Cost of sales	5,762	820	(2)	6,580
Leasing, selling and general expenses	43,801	11,773	—	55,574
Integration, merger and restructuring expenses	62	205	—	267
Depreciation and amortization	7,058	2,073	—	9,131

Total costs and expenses	56,683	14,871	(2)	71,552

Income from operations	20,143	2,455	—	22,598
Other income (expense):
Interest income	151	—	(150)	1
Interest expense	(9,575)	(758)	151	(10,182)
Dividend income	220	—	(220)	—
Foreign currency exchange	—	(2)	—	(2)

Income before provision for income taxes	10,939	1,695	(219)	12,415
Provision for income taxes	4,205	462	(22)	4,645

Net income	$6,734	$1,233	$(197)	$7,770

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,734	$1,233	$(197)	$7,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	130	(4,958)	—	(4,828)

Other comprehensive income (loss)	130	(4,958)	—	(4,828)

Comprehensive income (loss)	$6,864	$(3,725)	$(197)	$2,942

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$124,111	$26,990	$—	$151,101
Sales	18,160	2,760	—	20,920
Other	1,197	164	—	1,361

Total revenues	143,468	29,914	—	173,382

Costs and expenses:
Cost of sales	11,112	1,977	—	13,089
Leasing, selling and general expenses	76,014	20,702	—	96,716
Integration, merger and restructuring expenses	471	—	—	471
Depreciation and amortization	14,445	3,368	—	17,813

Total costs and expenses	102,042	26,047	—	128,089

Income from operations	41,426	3,867	—	45,293
Other income (expense):
Interest income	257	—	(257)	—
Interest expense	(23,511)	(1,222)	257	(24,476)
Dividend income	442	—	(442)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(2)	—	(2)

Income before provision for income taxes	17,280	2,643	(442)	19,481
Provision for income taxes	6,687	731	(30)	7,388

Net income	$10,593	$1,912	$(412)	$12,093

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,593	$1,912	$(412)	$12,093
Other comprehensive income, net of tax:
Fair value change in derivatives	1,316	—	—	1,316
Foreign currency translation adjustment	349	5,858	—	6,207

Other comprehensive income	1,665	5,858	—	7,523

Comprehensive income	$12,258	$7,770	$(412)	$19,616

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$129,234	$31,237	$—	$160,471
Sales	18,211	2,345	(2)	20,554
Other	907	141	—	1,048

Total revenues	148,352	33,723	(2)	182,073

Costs and expenses:
Cost of sales	10,910	1,570	(2)	12,478
Leasing, selling and general expenses	85,966	23,322	—	109,288
Integration, merger and restructuring expenses	385	378	—	763
Depreciation and amortization	14,073	4,072	—	18,145

Total costs and expenses	111,334	29,342	(2)	140,674

Income from operations	37,018	4,381	—	41,399
Other income (expense):
Interest income	286	—	(285)	1
Interest expense	(19,592)	(1,493)	286	(20,799)
Dividend income	436	—	(436)	—
Deferred financing costs write-off	(692)	—	—	(692)
Foreign currency exchange	—	(3)	—	(3)

Income before provision for income taxes	17,456	2,885	(435)	19,906
Provision for income taxes	6,740	804	(39)	7,505

Net income	$10,716	$2,081	$(396)	$12,401

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,716	$2,081	$(396)	$12,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(354)	1,586	—	1,232

Other comprehensive income (loss)	(354)	1,586	—	1,232

Comprehensive income	$10,362	$3,667	$(396)	$13,633

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$10,593	$1,912	$(412)	$12,093
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	617	315	—	932
Amortization of deferred financing costs	2,037	—	—	2,037
Amortization of debt issuance discount	44	—	—	44
Amortization of long-term liabilities	113	8	—	121
Share-based compensation expense	2,420	301	—	2,721
Depreciation and amortization	14,445	3,368	—	17,813
Gain on sale of lease fleet units	(6,514)	(605)	—	(7,119)
Deferred income taxes	6,678	731	(21)	7,388
Foreign currency exchange loss	—	2	—	2
Changes in certain assets and liabilities:
Receivable	(2,151)	(1,167)	—	(3,318)
Inventories	207	(574)	—	(367)
Deposits and prepaid expenses	1,074	(221)	—	853
Other assets and intangibles	(118)	—	—	(118)
Accounts payable	(810)	2,851	—	2,041
Accrued liabilities	(2,738)	(342)	—	(3,080)
Intercompany	269	(376)	107	—

Net cash provided by operating activities	27,500	6,203	(326)	33,377

Cash Flows From Investing Activities:
Additions to lease fleet	(5,743)	(5,433)	—	(11,176)
Proceeds from sale of lease fleet units	16,157	1,871	—	18,028
Additions to property, plant and equipment	(5,614)	(1,186)	—	(6,800)
Proceeds from sale of property, plant and equipment	39	2	—	41

Net cash provided by (used in) investing activities	4,839	(4,746)	—	93

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	(8,120)	(1,268)	1,359	(8,029)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(196)	—	—	(196)
Principal payments on capital lease obligations	(715)	—	—	(715)
Issuance of common stock, net	484	—	—	484
Intercompany	—	(444)	444	—

Net cash used in financing activities	(31,905)	(1,712)	1,803	(31,814)

Effect of exchange rate changes on cash	143	141	(1,477)	(1,193)

Net increase (decrease) in cash	577	(114)	—	463
Cash at beginning of period	1,065	569	—	1,634

Cash at end of period	$1,642	$455	$—	$2,097

MOBILE MINI, INC. — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$10,716	$2,081	$(396)	$12,401
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	692	—	—	692
Provision for doubtful accounts	287	275	—	562
Amortization of deferred financing costs	1,759	20	—	1,779
Amortization of debt issuance discount	42	—	—	42
Amortization of long-term liabilities	79	5	—	84
Share-based compensation expense	3,287	299	—	3,586
Depreciation and amortization	14,073	4,072	—	18,145
Gain on sale of lease fleet units	(5,972)	(584)	—	(6,556)
Gain on disposal of property, plant and equipment	(36)	(8)	—	(44)
Deferred income taxes	6,733	804	(32)	7,505
Foreign currency exchange loss	—	3	—	3
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	1,689	(1,856)	—	(167)
Inventories	569	(1,506)	—	(937)
Deposits and prepaid expenses	175	(284)	—	(109)
Other assets and intangibles	(100)	(5)	—	(105)
Accounts payable	2,243	(257)	—	1,986
Accrued liabilities	(5,140)	(154)	—	(5,294)
Intercompany	(1,008)	1,097	(89)	—

Net cash provided by operating activities	30,088	4,002	(517)	33,573

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet	(8,402)	(10,924)	—	(19,326)
Proceeds from sale of lease fleet units	14,448	1,669	—	16,117
Additions to property, plant and equipment	(5,747)	(2,808)	—	(8,555)
Proceeds from sale of property, plant and equipment	90	225	—	315

Net cash provided by (used in) investing activities	389	(15,401)	—	(15,012)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(20,826)	8,947	265	(11,614)
Deferred financing costs	(7,507)	—	—	(7,507)
Principal payments on notes payable	(238)	—	—	(238)
Principal payments on capital lease obligations	(547)	—	—	(547)
Issuance of common stock, net	1,846	—	—	1,846
Intercompany	(3,563)	3,125	438	—

Net cash (used in) provided by financing activities	(30,835)	12,072	703	(18,060)

Effect of exchange rate changes on cash	(46)	(182)	(186)	(414)

Net (decrease) increase in cash	(404)	491	—	87
Cash at beginning of period	1,840	1,020	—	2,860

Cash at end of period	$1,436	$1,511	$—	$2,947

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total lease fleet of approximately 235,000 units at June 30, 2012. As of June 30, 2012, we operated in 136 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 80,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. We also sell new and used portable storage containers and occasionally sell security office units and mobile office units. In addition, we provide delivery, installation and other ancillary products and services to our customers. Our sales revenues represented 12.1% and 11.4% of total revenues for the six months ended June 30, 2011 and 2012, respectively.

At June 30, 2012, we operated 136 locations, of which 113 were located in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. As of June 30, 2012, we had 84 branch locations, of which 65 were located in the U.S., two in Canada, 16 in the U.K. and one in The Netherlands. In addition to our branches, we had 52 properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. Likewise, in order to enter new markets, we will open new operational yards, which we refer to as greenfields, that can be serviced by nearby full-service branches. Traditionally, we entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are primarily entering new markets by migrating idle fleet to new low-cost greenfield operational yards and occasionally by acquiring an existing business when the right economic conditions are present. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have a sales representative, drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch, which should have a comparatively positive effect on margins. We may also make opportunistic acquisitions from time to time in a particular market where we believe that such approach will allow us to enter that market more profitably than by greenfield expansion. In 2011, with growth returning to our business following the recent recession, we entered 12 new markets in North America and another four new North American markets thus far in 2012 through greenfield expansions. Additionally, in 2012, we combined two branches in the U.K. into one location and converted two full service branches in the U.S. into low-cost operational yards.

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

In 2010, to further diversify our customer segments and to focus additional growth on our non-construction business, we implemented a hybrid sales model consisting of a dedicated sales staff at all of our branch locations and opened our National Sales Center (“NSC”). Our local sales staff builds and strengthens relationships with local customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. The NSC handles inbound calls from new customers and leads sales campaigns to existing customers not serviced by branch sales personnel. In addition, the NSC initiates outbound marketing calls to solicit new customers. Our NSC sales staff works with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, NSC and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Customers in the construction industry represented approximately 36% of our leased units at June 30, 2012 and, because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, our construction related business slowed down and then declined. The decline continued and adversely affected our results of operations. Although the construction business has not returned to pre-2009 levels, the level of our construction related business began to stabilize and then increased in 2010. In 2012, our construction activity improved quarter over quarter, compared to the same period in 2011.

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

We present EBITDA and EBITDA margin because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and EBITDA provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is also a component of certain financial covenants under our Credit Agreement (as defined herein). EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

•

Interest expense — Because we borrow money to partially finance our capital expenditures, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
EBITDA	$33,558	$31,728	$63,104	$59,542
Interest paid	(17,971)	(24,663)	(23,354)	(27,710)
Income and franchise taxes paid	(524)	(548)	(590)	(589)
Share-based compensation expense	1,396	1,730	2,721	3,586
Gain on sale of lease fleet units	(4,026)	(3,442)	(7,119)	(6,556)
Gain on disposal of property, plant and equipment	(21)	(31)	—	(44)
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(4,144)	(2,568)	(2,386)	395
Inventories	527	365	(367)	(937)
Deposits and prepaid expenses	1,158	(303)	853	(109)
Other assets and intangibles	(44)	132	(118)	(105)
Accounts payable and accrued liabilities	2,694	12,326	633	6,100

Net cash provided by operating activities	$12,603	$14,726	$33,377	$33,573

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands except percentages)		(In thousands except percentages)
Net income	$7,942	$7,770	$12,093	$12,401
Interest expense	11,777	10,182	24,476	20,799
Income taxes	4,821	4,645	7,388	7,505
Depreciation and amortization	9,018	9,131	17,813	18,145
Debt restructuring expense	—	—	1,334	—
Deferred financing costs write-off	—	—	—	692

EBITDA	33,558	31,728	63,104	59,542
Integration, merger, restructuring and other (1)	557	267	802	763
Acquisition expenses (2)	—	45	—	139

Adjusted EBITDA	$34,115	$32,040	$63,906	$60,444

EBITDA margin (3)	37.1%	33.7%	36.4%	32.7%

Adjusted EBITDA margin (3)	37.7%	34.0%	36.9%	33.2%

(1)	Merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses primarily incurred in conjunction with the restructuring of our operations.
(2)	Acquisition expenses represent acquisition activity costs.
(3)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2011 and June 30, 2012:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2011, net	$1,018,742	237,628
Purchases:
Container purchases and containers acquired through acquisitions, including freight	8,097	1,703
Non-core units obtained through acquisitions, primarily van trailers	585	169
Manufactured units:
Steel security offices	686	77
Remanufacturing and customization of units purchased or obtained in prior years	11,428 (1)	340 (2)
Other (3)	830	(360)
Cost of sales from lease fleet	(9,594)	(4,556)
Effect of exchange rate changes	807	—
Change in accumulated depreciation, excluding sales	(10,911)	—

Lease fleet at June 30, 2012, net	$1,020,670	235,001

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2012:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Portable storage containers	$615,695	190,095	81%
Steel and wood offices	543,251	40,995	17%
Van trailers	3,304	3,911	2%
Other (chassis and ancillary products)	3,606

	1,165,856
Accumulated depreciation	(145,186)

Lease fleet, net	$1,020,670	235,001	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in October 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of June 30, 2012 was approximately $998.3 million.

Our average utilization rate for the second quarter of 2012 was 57.7% compared to 55.8% in the second quarter of 2011. At June 30, 2012, our utilization rate increased to 58.9%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012, Compared to

Three Months Ended June 30, 2011

Total revenues for the quarter ended June 30, 2012 increased $3.6 million, or 4.0%, to $94.1 million, compared to $90.5 million for the same period in 2011. Leasing revenues for the quarter ended June 30, 2012 increased $4.4 million, or 5.7%, to $82.9 million, compared to $78.4 million for the same period in 2011. This increase in leasing revenues was driven by higher trucking revenues, increasing rental rates, product mix and an increase in the number of units on rent, which resulted in a 4.2% increase in our yield. In addition, rental rates increased 2.1% over the prior year. Our sales of portable storage and office units for the quarter ended June 30, 2012 decreased 6.6% to $10.7 million. The decrease in sales revenues primarily reflects a lower volume in units sold compared to the same period in 2011. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2012 and 2011 were 88.0% and 86.6%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 61.2% and 61.4% of sales revenue for the quarters ended June 30, 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling price compared to the same period in 2011.

Leasing, selling and general expenses for the quarter ended June 30, 2012 increased by $5.9 million, or 12.0%, to $55.6 million, compared to $49.6 million for the same period in 2011. The major increases in leasing, selling and general expenses were: (i) delivery and freight costs due to an increase in delivery activity of units, (ii) repairs and maintenance expenses of our lease fleet as a result of an increase in delivery activity, including our office units, (iii) operating costs related to the 16 new markets we entered since the beginning of 2011 and (iv) costs associated with our new consumer initiative.

Adjusted EBITDA for the quarter ended June 30, 2012 decreased $2.1 million, or 6.1%, to $32.0 million, compared to $34.1 million for the same period in 2011. Adjusted EBITDA margins were 34.0% and 37.7% of total revenues for the three months ended June 30, 2012 and 2011, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $2.8 million of costs associated with our new consumer initiative. Excluding this charge, adjusted EBITDA would have increased $0.7 million to $34.8 million, compared to the same period in 2011, and adjusted EBITDA margin would be approximately 37.0%.

Depreciation and amortization expense for the quarter ended June 30, 2012 was $9.1 million, compared to $9.0 million for the same period in 2011.

Interest expense for the quarter ended June 30, 2012 decreased $1.6 million, or 13.5%, to $10.2 million, compared to $11.8 million for the same period in 2011. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended June 30, 2012 was 5.4%, compared to 5.7% for the same period in 2011, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended June 30, 2012 was 5.9%, compared to 6.3% in the same period in 2011.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended June 30, 2012 and 2011 was 37.4% and 37.8%, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the quarter ended June 30, 2012 decreased $0.1 million, or 2.2%, to $7.8 million, compared to net income of $7.9 million for the same period in 2011. Our second quarter net income results include integration, merger and restructuring expenses of $0.3 million (approximately $0.2 million after tax) for each of the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012, Compared to

Six Months Ended June 30, 2011

Total revenues for the six months ended June 30, 2012 increased $8.7 million, or 5.0%, to $182.1 million, compared to $173.4 million for the same period in 2011. Leasing revenues for the six months ended June 30, 2012 increased $9.4 million, or 6.2%, to $160.5 million, compared to $151.1 million for the same period in 2011. This increase in leasing revenues was driven by higher trucking revenues, increasing rental rates, product mix and an increase in the number of units on rent, which resulted in a 4.3% increase in our yield. Our sales of portable storage and office units for the six months ended June 30, 2012 decreased 1.7% to $20.6 million. The decrease in sales revenues primarily reflects a lower volume of units sold compared to the same period in 2011. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2012 and 2011 were 88.1% and 87.1%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 60.7% and 62.6% of sales revenue for the six months ended June 30, 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling price compared to the same period in 2011.

Leasing, selling and general expenses for the six months ended June 30, 2012 increased by $12.6 million, or 13.0%, to $109.3 million, compared to $96.7 million for the same period in 2011. The major increases in leasing, selling and general expenses were: (i) delivery and freight costs due to an increase in delivery activity of units, (ii) repairs and maintenance expenses of our lease fleet as a result of an increase in delivery activity, including our office units, (iii) operating costs related to the 16 new markets we entered since the beginning of 2011, (iv) costs associated with our new consumer initiative, and (v) branch start-up costs and fleet repositioning to both new and existing markets.

Adjusted EBITDA for the six months ended June 30, 2012 decreased $3.5 million, or 5.4%, to $60.4 million, compared to $63.9 million for the same period in 2011. Adjusted EBITDA margins were 33.2% and 36.9% of total revenues for the six months ended June 30, 2012 and 2011, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $3.5 million of costs associated with our new consumer initiative. Excluding this charge, adjusted EBITDA and adjusted EBITDA margins would be approximately $63.9 million and 35.1%, respectively.

Depreciation and amortization expense for the six months ended June 30, 2012 was $18.1 million, compared to $17.8 million for the same period in 2011.

Interest expense for the six months ended June 30, 2012 decreased $3.7 million, or 15.0%, to $20.8 million, compared to $24.5 million for the same period in 2011. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the six months ended June 30, 2012 was 5.5%, compared to 5.9% for the same period in 2011, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the six months ended June 30, 2012 was 6.0%, compared 6.5% in the same period in 2011.

Debt restructuring expense for the six months ended June 30, 2011 was $1.3 million, related to the redemption of $22.3 million aggregate principal balance outstanding of our 9.75% senior notes due 2014 and represents the tender premiums and the write-off of the remaining unamortized acquisition date discount related to such notes redeemed.

Deferred financing costs write-off for the six months ended June 30, 2012 was $0.7 million and represents a portion of the deferred financing costs associated with our prior $850.0 million credit agreement, which was replaced in February 2012 with our $900.0 million Credit Agreement.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the six months ended June 30, 2012 was 37.7%, compared to 37.9% during the same period in 2011. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the six months ended June 30, 2012 increased $0.3 million, or 2.5%, to $12.4 million, compared to net income of $12.1 million for the same period in 2011. Our second quarter net income results include integration, merger and restructuring expenses of $0.8 million and $0.5 million (approximately $0.5million and $0.3 million after tax) for the six months ended June 30, 2012 and 2011, respectively. Net income was also negatively impacted by $1.3 million in 2011 and $0.7 million in 2012 (approximately $0.8 million and $0.5 million after tax, respectively) related to debt restructuring expense and deferred financing costs write-off discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive after capital expenditures. This positive cash flow trend has continued for the six-month period ended June 30, 2012.

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

Revolving Credit Facility. On February 22, 2012, we entered into our new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced our $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2012, we had $333.5 million of borrowings outstanding and $558.5 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of June 30, 2012 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

On August 2, 2012 after the redemption of our senior notes due 2015, we had $483.9 million of borrowings outstanding and $408.1 million of additional borrowings available under the Credit Agreement. See Note Q to the accompanying condensed consolidated financial statements for further detail.

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

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, based upon a U.S. borrowing base along with any Canadian assets not included in the Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as we have $225.0 million of pro forma excess borrowing availability under the Credit Agreement. We must also comply with specified financial maintenance covenants and affirmative covenants only if we fall below $90.0 million of borrowing availability levels.

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

Senior Notes. At June 30, 2012, we had two series of outstanding senior notes: (i) $150.0 million aggregate principal amount of 6.875% senior notes due 2015 (the “2015 Notes”), and (ii) $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” and together with the 2015 Notes, the “Senior Notes”). The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The $150.0 million outstanding principal balance of our 2015 Notes were fully redeemed on August 2, 2012. See Note Q to the accompanying condensed consolidated financial statements for further detail.

Operating Activities. Our cash provided by operations provided net cash flow of $33.6 million for the six months ended June 30, 2012, compared to $33.4 million during the same period in 2011. The $0.2 million increase in cash provided by operations primarily resulted from an increase in net income after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $15.0 million for the six months ended June 30, 2012, compared to net cash provided by investing activities of $0.1 million for the same period in 2011. Capital expenditures for our lease fleet were $19.3 million and proceeds from sale of lease fleet units were $16.1 million for the six months ended June 30, 2012, compared to capital expenditures of $11.2 million and proceeds of $18.0 million for the same period in 2011. We anticipate our near-term investing activities will be primarily focused on lease fleet additions in the U.K. as well as remanufacturing units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease and to invest in our new consumer products. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the six months ended June 30, 2012 were $8.2 million, compared to $6.8 million for the same period in 2011. The expenditures for property, plant and equipment in 2012 were primarily for replacement of our transportation equipment and upgrades to technology equipment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2012 was $18.1 million, after incurring $7.5 million in financing costs related to our $900.0 million Credit Agreement in February 2012, compared to $31.8 million for the same period in 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $349.8 million of Senior Notes (net of unamortized discounts of $0.2 million) and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At June 30, 2012, primarily in connection with the issuance of our insurance policies, we provided certain insurance carriers and others with approximately $7.9 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time. June 30, 2012, we had $1.0 million in outstanding capital lease obligations.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $3.1 million of total unrecognized compensation costs related to stock options at June 30, 2012 that are expected to be recognized over a weighted average period of 2.6 years and $12.5 million of total unrecognized compensation costs related to nonvested share-awards at June 30, 2012 that are expected to be recognized over a weighted average period 2.6 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income	$7,942	$7,770	$12,093	$12,401
Diluted earnings per share	$0.18	$0.17	$0.27	$0.28
As adjusted for change in estimates:
Net income	$7,875	$7,715	$11,949	$12,314
Diluted earnings per share	$0.18	$0.17	$0.27	$0.28

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

We operate in two reportable segments, which are comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. At December 31, 2011, only North America and the U.K. had goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred.

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

At June 30, 2012, there were no significant negative changes to the future projected cash flows or to the general or specific economic trends since the last annual test indicating the need for testing goodwill recoverability.

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

	Salvage Value	Useful Life in Years	Three Months Ended June 30,		Six Months Ended June 30,
			2011	2012	2011	2012
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income			$7,942	$7,770	$12,093	$15,545
Diluted earnings per share			$0.18	$0.17	$0.27	$0.35
As adjusted for change in estimates:	70%	20
Net income			$7,942	$7,770	$12,093	$15,545
Diluted earnings per share			$0.18	$0.17	$0.27	$0.35
As adjusted for change in estimates:	62.5%	25
Net income			$7,942	$7,770	$12,093	$15,545
Diluted earnings per share			$0.18	$0.17	$0.27	$0.35
As adjusted for change in estimates:	50%	20
Net income			$6,500	$6,295	$9,220	$12,607
Diluted earnings per share			$0.15	$0.14	$0.21	$0.28
As adjusted for change in estimates:	47.5%	35
Net income			$7,942	$7,770	$12,093	$15,545
Diluted earnings per share			$0.18	$0.17	$0.27	$0.35
As adjusted for change in estimates:	40%	40
Net income			$7,942	$7,770	$12,093	$15,545
Diluted earnings per share			$0.18	$0.17	$0.27	$0.35
As adjusted for change in estimates:	30%	25
Net income			$6,067	$5,853	$8,359	$11,726
Diluted earnings per share			$0.14	$0.13	$0.19	$0.26
As adjusted for change in estimates:	25%	25
Net income			$5,779	$5,558	$7,784	$11,138
Diluted earnings per share			$0.13	$0.12	$0.17	$0.25

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

Purchase Accounting. We account for acquisitions under the purchase method. Under the purchase method of accounting, the price paid by us, is allocated to the assets acquired and liabilities assumed based upon the estimated fair values of the assets and liabilities acquired at the date of acquisition. The excess of the purchase price over the fair value of the net assets and liabilities acquired represents goodwill that is subject to annual impairment testing.

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

There have been no changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2012.

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

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including: (i) the application of the highest and best use valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity; and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. The adoption of these amendments did not have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Interest rate swap agreements are the only instruments we have used to manage interest rate fluctuations affecting our variable rate debt. At June 30, 2012, we did not have any outstanding interest rate swap agreements.

Impact of Foreign Currency Rate Changes. We currently have branch operations outside the U.S. and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the U.K. are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

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

MOBILE MINI, INC.

Date: August 9, 2012	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer