Form 10-Q
period 2012-09-30
MOBILE MINI INC
filed 2012-11-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

At October 26, 2012, there were outstanding 45,703,513 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2011	September 30, 2012
	(See Note A)	(unaudited)
ASSETS
Cash and cash equivalents	$2,860	$916
Receivables, net of allowance for doubtful accounts of $2,536 and $2,015 at December 31, 2011 and September 30, 2012, respectively	47,102	54,480
Inventories	20,803	21,850
Lease fleet, net	1,018,742	1,029,734
Property, plant and equipment, net	79,875	82,477
Deposits and prepaid expenses	7,338	6,472
Other assets and intangibles, net	16,862	19,020
Goodwill	514,469	518,930

Total assets	$1,708,051	$1,733,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,849	$22,463
Accrued liabilities	46,369	45,260
Lines of credit	345,149	469,205
Notes payable	316	—
Obligations under capital leases	1,289	827
Senior Notes, net	349,718	200,000
Deferred income taxes	183,550	195,803

Total liabilities	947,240	933,558

Commitments and contingencies

Stockholders’ equity:
Common stock: $.01 par value, 95,000 shares authorized, 47,787 issued and 45,612 outstanding at December 31, 2011 and 47,880 issued and 45,705 outstanding at September 30, 2012	478	479
Additional paid-in capital	508,936	516,739
Retained earnings	316,106	339,590
Accumulated other comprehensive loss	(25,409)	(17,187)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	760,811	800,321

Total liabilities and stockholders’ equity	$1,708,051	$1,733,879

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Three Months Ended September 30,
	2011	2012
Revenues:
Leasing	$82,635	$90,666
Sales	11,741	9,687
Other	765	526

Total revenues	95,141	100,879

Costs and expenses:
Cost of sales	7,656	6,026
Leasing, selling and general expenses	53,551	56,753
Integration, merger and restructuring expenses	291	837
Depreciation and amortization	8,889	8,951

Total costs and expenses	70,387	72,567

Income from operations	24,754	28,312
Other expense:
Interest expense	(10,983)	(8,805)
Debt restructuring expense	—	(2,812)
Deferred financing costs write-off	—	(1,197)
Foreign currency exchange loss	—	(2)

Income before provision for income taxes	13,771	15,496
Provision for income taxes	4,040	4,413

Net income	$9,731	$11,083

Earnings per share:
Basic	$0.22	$0.25

Diluted	$0.22	$0.25

Weighted average number of common and common share equivalents outstanding:
Basic	43,870	44,686

Diluted	44,480	45,044

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2012
Net income	$9,731	$11,083
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,099)	6,990

Other comprehensive (loss) income	(5,099)	6,990

Comprehensive income	$4,632	$18,073

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Nine Months Ended September 30,
	2011	2012
Revenues:
Leasing	$233,736	$251,137
Sales	32,661	30,241
Other	2,126	1,574

Total revenues	268,523	282,952

Costs and expenses:
Cost of sales	20,745	18,504
Leasing, selling and general expenses	150,267	166,041
Integration, merger and restructuring expenses	762	1,600
Depreciation and amortization	26,702	27,096

Total costs and expenses	198,476	213,241

Income from operations	70,047	69,711
Other income (expense):
Interest income	—	1
Interest expense	(35,459)	(29,604)
Debt restructuring expense	(1,334)	(2,812)
Deferred financing costs write-off	—	(1,889)
Foreign currency exchange loss	(2)	(5)

Income before provision for income taxes	33,252	35,402
Provision for income taxes	11,428	11,918

Net income	21,824	23,484
Earnings allocable to preferred stockholders	(970)	—

Net income available to common stockholders	$20,854	$23,484

Earnings per share:
Basic	$0.51	$0.53

Diluted	$0.49	$0.52

Weighted average number of common and common share equivalents outstanding:
Basic	40,732	44,601

Diluted	44,547	45,019

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2012
Net income	$21,824	$23,484
Other comprehensive income, net of tax:
Fair value change in derivatives	1,316	—
Foreign currency translation adjustment	1,108	8,222

Other comprehensive income	2,424	8,222

Comprehensive income	$24,248	$31,706

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash Flows From Operating Activities:
Net income	$21,824	$23,484
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	2,812
Deferred financing costs write-off	—	1,889
Provision for doubtful accounts	1,821	923
Amortization of deferred financing costs	3,056	2,517
Amortization of debt issuance discount	65	49
Amortization of long-term liabilities	176	125
Share-based compensation expense	4,561	5,676
Depreciation and amortization	26,702	27,096
Gain on sale of lease fleet units	(10,666)	(9,451)
Gain on disposal of property, plant and equipment	(15)	(263)
Deferred income taxes	11,428	11,918
Foreign currency transaction loss	2	5
Changes in certain assets and liabilities, net of business acquired:
Receivables	(7,963)	(7,649)
Inventories	424	(963)
Deposits and prepaid expenses	913	924
Other assets and intangibles	(96)	(264)
Accounts payable	6,312	928
Accrued liabilities	3,926	(1,392)

Net cash provided by operating activities	63,804	58,364

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)
Additions to lease fleet	(19,557)	(32,783)
Proceeds from sale of lease fleet units	27,838	23,399
Additions to property, plant and equipment	(8,593)	(11,171)
Proceeds from sale of property, plant and equipment	92	1,428

Net cash used in investing activities	(220)	(22,690)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(39,705)	124,056
Redemption of 9.75% senior notes due 2014	(22,272)	—
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—
Redemption of 6.875% senior notes due 2015	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	—	(2,579)
Deferred financing costs	—	(8,039)
Principal payments on notes payable	(289)	(316)
Principal payments on capital lease obligations	(999)	(762)
Issuance of common stock, net	513	1,996

Net cash used in financing activities	(63,838)	(35,644)

Effect of exchange rate changes on cash	(374)	(1,974)

Net decrease in cash	(628)	(1,944)
Cash and cash equivalents at beginning of period	1,634	2,860

Cash and cash equivalents at end of period	$1,006	$916

Supplemental Disclosure of Cash Flow Information:
Interest rate swap changes in value credited to equity	$(1,316)	$—

Convertible preferred stock conversion into common stock	$147,427	$—

Equipment acquired through capital lease and financing obligations	$—	$300

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2012 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in its operating cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

NOTE B — Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company was the first quarter of 2012. The adoption of this amendment resulted in a change to the Company’s current presentation of comprehensive income, but did not have any impact on the Company’s consolidated financial statements and related disclosures.

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

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011 and September 30, 2012, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility and notes payable approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at September 30, 2012 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”) is $215.0 million as of September 30, 2012. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

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

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and nine-month periods ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands except per share data)		(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$9,731	$11,083	$21,824	$23,484
Less: Earnings allocable to preferred stockholders	—	—	(970)	—

Net income available to common stockholders	$9,731	$11,083	$20,854	$23,484

Basic EPS Denominator:
Common shares outstanding beginning of period	43,849	44,651	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended September 30	21	35	5,167	169

Denominator for basic net income per share	43,870	44,686	40,732	44,601

Diluted EPS Denominator:
Common shares outstanding beginning of period	43,849	44,651	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended September 30	21	35	5,167	169
Dilutive effect of stock options and nonvested share-awards during the period ended September 30	610	358	695	418
Dilutive effect of convertible preferred stock assumed converted during the period ended September 30 (1)	—	—	3,120	—

Denominator for diluted net income per share	44,480	45,044	44,547	45,019

Basic net income per share	$0.22	$0.25	$0.51	$0.53

Diluted net income per share	$0.22	$0.25	$0.49	$0.52

(1)	The outstanding convertible preferred stock automatically converted into an aggregate of 8.2 million shares of common stock on April 14, 2011.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.1 million and 1.0 million for the three- and nine-month periods ended September 30, 2011 and 2012, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Stock option awards	608	917	583	942
Nonvested share-awards	17	158	1	157

Total anti-dilutive shares	625	1,075	584	1,099

NOTE F — Share-Based Compensation

At September 30, 2012, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

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

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of September 30, 2012:

	September 30, 2012	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$2,619	2.37
Nonvested share-awards	$10,443	2.38

The following table summarizes the share-based compensation expense and capitalized amounts for the three- and nine-month periods ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Gross share-based compensation	$1,878	$2,131	$4,674	$5,809
Capitalized share-based compensation	(38)	(41)	(113)	(133)

Share-based compensation expense	$1,840	$2,090	$4,561	$5,676

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2011	1,394	$18.39
Granted	—	$—
Exercised	(162)	$12.28
Canceled/Expired	(26)	$27.35

Balance at September 30, 2012	1,206	$19.02

The intrinsic value of options exercised during the nine months ended September 30, 2012 was approximately $1.4 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2011	1,180	$16.20
Awarded	69	$15.59
Released	(112)	$15.85
Forfeited	(138)	$16.77

Nonvested at September 30, 2012	999	$16.12

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

A summary of fully vested stock options and stock options expected to vest, as of September 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	1,206	$19.02	5.64	$1,276
Vested and expected to vest	1,172	$19.00	5.58	$1,273
Exercisable	660	$19.24	2.97	$1,276

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model. No stock options were granted during the nine-month period ended September 30, 2012.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out, or FIFO, method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are placed into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

Inventories consisted of the following at the dates indicated:

	December 31, 2011	September 30, 2012
	(In thousands)
Raw material and supplies	$15,797	$14,703
Work-in-process	315	342
Finished portable storage units	4,691	6,805

Total inventories	$20,803	$21,850

NOTE H — Lease Fleet

The Company has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date the units are placed in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to an estimated residual value of 20%. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are typically only added to the fleet as a result of acquisitions of portable storage businesses.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2011	September 30, 2012
	(In thousands)
Portable storage containers	$611,679	$625,170
Steel and wood offices	536,723	547,978
Van trailers	3,047	3,237
Other (chassis and ancillary products)	2,829	3,782

	1,154,278	1,180,167
Accumulated depreciation	(135,536)	(150,433)

Lease fleet, net	$1,018,742	$1,029,734

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

Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2011	September 30, 2012
	(In thousands)
Land	$11,079	$11,154
Vehicles and equipment	85,553	90,221
Buildings and improvements (1)	17,528	18,600
Office fixtures and equipment	28,442	31,127

	142,602	151,102
Less accumulated depreciation	(62,727)	(68,625)

Total property, plant and equipment, net	$79,875	$82,477

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

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

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The initial applicable margins for each type of loan were 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, the applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Effective August 21, 2012, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of September 30, 2012 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

NOTE K – Senior Notes

On July 3, 2012, the Company issued an irrevocable Notice of Full Redemption for all of its outstanding 6.875% senior notes due 2015 (the “2015 Notes”) pursuant to the terms of the indenture governing such notes. The 2015 Notes had an outstanding principal balance of $150.0 million and were redeemed on August 2, 2012, at a redemption price of 101.719% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The Company drew upon its Credit Agreement to fund the redemption. The 2015 Notes are no longer deemed outstanding.

In the third quarter of 2012, the Company recorded a charge of $2.8 million for the redemption premiums and the unamortized original issuance discount in addition to $1.2 million for the write-off of deferred financing costs related to the redemption of the 2015 Notes.

The Company’s only outstanding notes are its $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”). The 2015 Notes and the 2020 Notes are collectively referred to herein as the “Senior Notes.”

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE L— Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified the Company’s U.S. Federal tax return as the Company’s “major” tax jurisdiction. The Company’s tax years for 2009, 2010 and 2011 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2013, 2014 and 2015, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

In July 2012, the U.K.’s government authorized a further reduction in the corporate income tax rate from the statutory rate of 25%, authorized in 2011 and effective in April 2012, to 23% effective in August 2013. In July 2011, the U.K.’s government reduced the corporate income tax rate from the statutory rate of 27% to 26% for the remainder of 2011 and to 25% beginning April 2012. These rate reductions only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.0 million and $1.2 million in 2011 and 2012, respectively. The tax reductions are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The Company recorded these reductions in the third quarter of 2011 and 2012.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in the accompanying Condensed Consolidated Statements of Income.

NOTE M — Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that has included the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage variable interest rate exposures, the Company may enter into interest rate swap agreements that convert the Company’s floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. At December 31, 2011 and September 30, 2012, the Company did not have any interest rate swap agreements.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following table summarizes information related to the Company’s derivatives. All of the Company’s derivatives were designated as effective hedging instruments in cash flow hedging relationships.

Interest Rate Swap Agreements
Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
Three months ended September 30, 2011	$—
Nine months ended September 30, 2011 (net of income tax expense of $808)	$1,316

NOTE N— Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2011	September 30, 2012
	(In thousands)
Foreign currency translation adjustment	$(25,409)	$(17,187)

Total accumulated other comprehensive loss	$(25,409)	$(17,187)

NOTE O— Segment Reporting

The Company has operations in North America, the U. K. and The Netherlands. The Company’s operating segments are similarly defined geographically. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. Financial results of the three operating segments are aggregated into two reportable segments, North America and Europe, based on quantitative thresholds. All of the Company’s branches operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and consolidated EPS.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and nine-month periods ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$67,396	$73,927
Sales	10,686	8,390
Other	699	445

Total North America	78,781	82,762

Europe:
Leasing	15,239	16,739
Sales	1,055	1,297
Other	66	81

Total Europe	16,360	18,117

Total Revenues (1)	$95,141	$100,879

Depreciation and amortization:
North America	$7,094	$7,032
Europe	1,795	1,919

Total depreciation and amortization	$8,889	$8,951

Operating income:
North America	$21,793	$24,437
Europe	2,961	3,875

Total operating income	$24,754	$28,312

Interest expense:
North America	$10,482	$8,327
Europe	501	478

Total interest expense	$10,983	$8,805

Income tax provision:
North America	$4,463	$4,811
Europe	(423)	(398)

Total income tax provision	$4,040	$4,413

(1)	Includes revenues in the United States of $77.9 million and $80.9 million for the three-month periods ended September 30, 2011 and 2012, respectively.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

	Nine Months Ended September 30,
	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$191,507	$204,602
Sales	28,846	26,958
Other	1,896	1,364

Total North America	222,249	232,924

Europe:
Leasing	42,229	46,535
Sales	3,815	3,283
Other	230	210

Total Europe	46,274	50,028

Total Revenues (1)	$268,523	$282,952

Depreciation and amortization:
North America	$21,539	$21,213
Europe	5,163	5,883

Total depreciation and amortization	$26,702	$27,096

Operating income:
North America	$63,219	$61,486
Europe	6,828	8,225

Total operating income	$70,047	$69,711

Interest expense:
North America	$33,993	$28,143
Europe	1,466	1,461

Total interest expense	$35,459	$29,604

Income tax provision:
North America	$11,052	$11,442
Europe	376	476

Total income tax provision	$11,428	$11,918

(1)	Includes revenues in the United States of $219.8 million and $227.8 million for the nine-month periods ended September 30, 2011 and 2012, respectively.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2011	September 30, 2012
	(In thousands)
North America (1)	$953,251	$948,313
Europe	145,366	163,898

Total long-lived assets	$1,098,617	$1,112,211

(1)	Includes long-lived assets of $936.5 million and $929.0 million in the United States at December 31, 2011 and September 30, 2012, respectively.

NOTE P – Acquisitions

The Company enters new markets in one of three ways: (i) by a new branch start-up, (ii) through acquiring a business consisting of the portable storage assets and related leases of other companies, or (iii) by establishing greenfield operational yards, which are new start-up locations that do not have all the overhead associated with a fully-staffed new branch start-up. An acquisition generally provides the Company with cash flow, which enables the Company to immediately cover the overhead cost at the newly acquired location. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those branches.

In the first quarter of 2012, Mobile Mini acquired the portable storage assets and assumed certain liabilities of a business based in Calgary, Canada, which became part of its Calgary branch. This acquisition was effected pursuant to an asset purchase agreement.

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

The fair value of the assets acquired and liabilities assumed has been allocated as follows at September 30, 2012 (in thousands):

Tangible assets	$2,245
Intangible assets:
Customer lists	112
Non-compete agreements	25
Goodwill	1,195
Liabilities	(14)

Total purchase price	$3,563

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE Q — Integration, Merger and Restructuring Expenses

In 2008, the Company completed the acquisition of Mobile Storage Group, Inc. (“MSG”), which became a wholly-owned subsidiary of Mobile Mini, Inc. In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets. As a result of the acquisition, the Company leveraged the combined fleet and restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories. In addition, the Company has undergone other restructuring actions to align its business operations, including the shutdown of its recent consumer initiative program.

The majority of accrued integration, merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the nine-month period ended September 30, 2012:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2010	$—	$3,807	$—	$3,807
Integration, merger and restructuring expense	992	—	369	1,361
Cash paid	(992)	(1,678)	(369)	(3,039)

Accrued obligations as of December 31, 2011	—	2,129	—	2,129
Integration, merger and restructuring expenses	801	671	128	1,600
Cash paid	(480)	(1,217)	(128)	(1,825)

Accrued obligations as of September 30, 2012	$321	$1,583	$—	$1,904

These accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
Severance and benefits	$199	$453	$480	$801
Lease abandonment costs	—	350	—	671
Acquisition integration	92	34	282	128

Integration, merger and restructuring expenses	$291	$837	$762	$1,600

NOTE R — Subsequent Event

On October 2, 2012, the Board of Directors (the “Board”) of Mobile Mini, Inc. and Steven G. Bunger, President and Chief Executive Officer of the Company, announced a transition of leadership of the Company, pursuant to which Mr. Bunger will step down as a member of the Board and as President and Chief Executive Officer of the Company effective as of December 23, 2012. In connection with his impending departure, Mr. Bunger and the Company have entered into a Separation Agreement and General Release of all Claims, dated October 1, 2012 (the “Separation Agreement”).

Pursuant to his Employment Agreement and the Separation Agreement, Mr. Bunger will receive the following benefits: (i) a lump sum cash payment of $2.4 million, payable six months after his separation of service, (ii) the accelerated vesting of his 2009 performance-based restricted stock grant, (iii) the accelerated vesting of all of his time-based restricted stock grants, (iv) the accelerated vesting of all of his time-based and performance-based stock options, with the right to exercise certain options for a period of 18 months following the effective date of his departure and (v) certain other benefits as set forth in the Separation Agreement. The charges related to these benefits will be recorded in the fourth quarter of 2012.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

NOTE S — Condensed Consolidating Financial Information

Mobile Mini Supplemental Indenture

The following tables reflect the condensed consolidating financial information of the Company’s subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, subject to customary exceptions, and management has determined that such information is not material to investors.

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,840	$1,020	$—	$2,860
Receivables, net	34,529	12,573	—	47,102
Inventories	19,097	1,755	(49)	20,803
Lease fleet, net	886,411	132,331	—	1,018,742
Property, plant and equipment, net	63,189	16,686	—	79,875
Deposits and prepaid expenses	6,167	1,171	—	7,338
Other assets and intangibles, net	14,166	2,696	—	16,862
Goodwill	447,442	67,027	—	514,469
Intercompany	113,484	49,512	(162,996)	—

Total assets	$1,586,325	$284,771	$(163,045)	$1,708,051

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$10,076	$10,773	$—	$20,849
Accrued liabilities	43,574	2,795	—	46,369
Lines of credit	307,200	37,949	—	345,149
Notes payable	316	—	—	316
Obligations under capital leases	1,289	—	—	1,289
Senior Notes, net	349,718	—	—	349,718
Deferred income taxes	171,482	12,824	(756)	183,550
Intercompany	40	11,473	(11,513)	—

Total liabilities	883,695	75,814	(12,269)	947,240

Commitments and contingencies

Stockholders’ equity:
Common stock	478	18,434	(18,434)	478
Additional paid-in capital	508,936	133,047	(133,047)	508,936
Retained earnings	231,474	83,927	705	316,106
Accumulated other comprehensive income (loss)	1,042	(26,451)	—	(25,409)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	702,630	208,957	(150,776)	760,811

Total liabilities and stockholders’ equity	$1,586,325	$284,771	$(163,045)	$1,708,051

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$521	$395	$—	$916
Receivables, net	38,429	16,051	—	54,480
Inventories	19,083	2,816	(49)	21,850
Lease fleet, net	878,783	150,951	—	1,029,734
Property, plant and equipment, net	63,572	18,905	—	82,477
Deposits and prepaid expenses	5,246	1,226	—	6,472
Other assets and intangibles, net	16,816	2,204	—	19,020
Goodwill	447,506	71,424	—	518,930
Intercompany	118,276	34,983	(153,259)	—

Total assets	$1,588,232	$298,955	$(153,308)	$1,733,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$12,791	$9,672	$—	$22,463
Accrued liabilities	42,466	2,794	—	45,260
Lines of credit	419,782	49,423	—	469,205
Obligations under capital leases	827	—	—	827
Senior Notes	200,000	—	—	200,000
Deferred income taxes	182,887	13,741	(825)	195,803
Intercompany	23	4,957	(4,980)	—

Total liabilities	858,776	80,587	(5,805)	933,558

Commitments and contingencies

Stockholders’ equity:
Common stock	479	18,434	(18,434)	479
Additional paid-in capital	516,739	129,844	(129,844)	516,739
Retained earnings	249,813	89,002	775	339,590
Accumulated other comprehensive income (loss)	1,725	(18,912)	—	(17,187)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	729,456	218,368	(147,503)	800,321

Total liabilities and stockholders’ equity	$1,588,232	$298,955	$(153,308)	$1,733,879

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$67,396	$15,239	$—	$82,635
Sales	10,686	1,362	(307)	11,741
Other	699	66	—	765

Total revenues	78,781	16,667	(307)	95,141

Costs and expenses:
Cost of sales	6,945	1,017	(306)	7,656
Leasing, selling and general expenses	42,657	10,894	—	53,551
Integration, merger and restructuring expenses	291	—	—	291
Depreciation and amortization	7,094	1,795	—	8,889

Total costs and expenses	56,987	13,706	(306)	70,387

Income from operations	21,794	2,961	(1)	24,754
Other income (expense):
Interest income	131	—	(131)	—
Interest expense	(10,482)	(632)	131	(10,983)
Dividend income	221	—	(221)	—

Income before provision for income taxes	11,664	2,329	(222)	13,771
Provision for (benefit from) income taxes	4,514	(448)	(26)	4,040

Net income	$7,150	$2,777	$(196)	$9,731

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$7,150	$2,777	$(196)	$9,731
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(783)	(4,316)	—	(5,099)

Other comprehensive loss	(783)	(4,316)	—	(5,099)

Comprehensive income (loss)	$6,367	$(1,539)	$(196)	$4,632

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$73,085	$17,581	$—	$90,666
Sales	8,121	1,567	(1)	9,687
Other	438	88	—	526

Total revenues	81,644	19,236	(1)	100,879

Costs and expenses:
Cost of sales	5,001	1,026	(1)	6,026
Leasing, selling and general expenses	44,486	12,267	—	56,753
Integration, merger and restructuring expenses	837	—	—	837
Depreciation and amortization	6,964	1,987	—	8,951

Total costs and expenses	57,288	15,280	(1)	72,567

Income from operations	24,356	3,956	—	28,312
Other income (expense):
Interest income	152	—	(152)	—
Interest expense	(8,220)	(738)	153	(8,805)
Dividend income	214	—	(214)	—
Debt restructuring expense	(2,812)	—	—	(2,812)
Deferred financing costs write-off	(1,197)	—	—	(1,197)
Foreign currency exchange	—	(2)	—	(2)

Income before provision for income taxes	12,493	3,216	(213)	15,496
Provision for (benefit from) income taxes	4,870	(427)	(30)	4,413

Net income	$7,623	$3,643	$(183)	$11,083

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$7,623	$3,643	$(183)	$11,083
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,036	5,954	—	6,990

Other comprehensive income	1,036	5,954	—	6,990

Comprehensive income	$8,659	$9,597	$(183)	$18,073

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$191,507	$42,229	$—	$233,736
Sales	28,846	4,122	(307)	32,661
Other	1,896	230	—	2,126

Total revenues	222,249	46,581	(307)	268,523

Costs and expenses:
Cost of sales	18,057	2,994	(306)	20,745
Leasing, selling and general expenses	118,671	31,596	—	150,267
Integration, merger and restructuring expenses	762	—	—	762
Depreciation and amortization	21,539	5,163	—	26,702

Total costs and expenses	159,029	39,753	(306)	198,476

Income from operations	63,220	6,828	(1)	70,047
Other income (expense):
Interest income	388	—	(388)	—
Interest expense	(33,993)	(1,854)	388	(35,459)
Dividend income	663	—	(663)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(2)	—	(2)

Income before provision for income taxes	28,944	4,972	(664)	33,252
Provision for income taxes	11,201	283	(56)	11,428

Net income	$17,743	$4,689	$(608)	$21,824

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$17,743	$4,689	$(608)	$21,824
Other comprehensive income, net of tax:
Fair value change in derivatives	1,316	—	—	1,316
Foreign currency translation adjustment	(434)	1,542	—	1,108

Other comprehensive income	882	1,542	—	2,424

Comprehensive income	$18,625	$6,231	$(608)	$24,248

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$202,319	$48,818	$—	$251,137
Sales	26,332	3,912	(3)	30,241
Other	1,345	229	—	1,574

Total revenues	229,996	52,959	(3)	282,952

Costs and expenses:
Cost of sales	15,911	2,596	(3)	18,504
Leasing, selling and general expenses	130,452	35,589	—	166,041
Integration, merger and restructuring expenses	1,222	378	—	1,600
Depreciation and amortization	21,037	6,059	—	27,096

Total costs and expenses	168,622	44,622	(3)	213,241

Income from operations	61,374	8,337	—	69,711
Other income (expense):
Interest income	438	—	(437)	1
Interest expense	(27,812)	(2,231)	439	(29,604)
Dividend income	650	—	(650)	—
Debt restructuring expense	(2,812)	—	—	(2,812)
Deferred financing costs write-off	(1,889)	—	—	(1,889)
Foreign currency exchange	—	(5)	—	(5)

Income before provision for income taxes	29,949	6,101	(648)	35,402
Provision for income taxes	11,610	377	(69)	11,918

Net income	$18,339	$5,724	$(579)	$23,484

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$18,339	$5,724	$(579)	$23,484
Other comprehensive income, net of tax:
Foreign currency translation adjustment	682	7,540	—	8,222

Other comprehensive income	682	7,540	—	8,222

Comprehensive income	$19,021	$13,264	$(579)	$31,706

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$17,743	$4,689	$(608)	$21,824
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	1,344	477	—	1,821
Amortization of deferred financing costs	3,056	—	—	3,056
Amortization of debt issuance discount	65	—	—	65
Amortization of long-term liabilities	165	11	—	176
Share-based compensation expense	4,113	448	—	4,561
Depreciation and amortization	21,539	5,163	—	26,702
Gain on sale of lease fleet units	(9,766)	(900)	—	(10,666)
Loss on disposal of property, plant and equipment	(22)	7	—	(15)
Deferred income taxes	11,187	283	(42)	11,428
Foreign currency exchange loss	—	2	—	2
Changes in certain assets and liabilities:
Receivable	(5,247)	(2,716)	—	(7,963)
Inventories	671	(247)	—	424
Deposits and prepaid expenses	1,032	(119)	—	913
Other assets and intangibles	(96)	—	—	(96)
Accounts payable	1,796	4,516	—	6,312
Accrued liabilities	3,818	108	—	3,926
Intercompany	422	(585)	163	—

Net cash provided by operating activities	53,154	11,137	(487)	63,804

Cash Flows From Investing Activities:
Additions to lease fleet	(8,899)	(10,658)	—	(19,557)
Proceeds from sale of lease fleet units	24,822	3,016	—	27,838
Additions to property, plant and equipment	(6,978)	(1,615)	—	(8,593)
Proceeds from sale of property, plant and equipment	71	21	—	92

Net cash provided by (used in) investing activities	9,016	(9,236)	—	(220)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(38,532)	(1,598)	425	(39,705)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Principal payments on notes payable	(289)	—	—	(289)
Principal payments on capital lease obligations	(999)	—	—	(999)
Issuance of common stock, net	513	—	—	513
Intercompany	—	(668)	668	—

Net cash used in financing activities	(62,665)	(2,266)	1,093	(63,838)

Effect of exchange rate changes on cash	69	163	(606)	(374)

Net decrease in cash	(426)	(202)	—	(628)
Cash and cash equivalents at beginning of period	1,065	569	—	1,634

Cash and cash equivalents at end of period	$639	$367	$—	$1,006

MOBILE MINI, INC. – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$18,339	$5,724	$(579)	$23,484
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	2,812	—	—	2,812
Deferred financing costs write-off	1,889	—	—	1,889
Provision for doubtful accounts	501	422	—	923
Amortization of deferred financing costs	2,487	30	—	2,517
Amortization of debt issuance discount	49	—	—	49
Amortization of long-term liabilities	118	7	—	125
Share-based compensation expense	5,242	434	—	5,676
Depreciation and amortization	21,037	6,059	—	27,096
Gain on sale of lease fleet units	(8,408)	(1,043)	—	(9,451)
Loss on disposal of property, plant and equipment	(250)	(13)	—	(263)
Deferred income taxes	11,599	377	(58)	11,918
Foreign currency exchange loss	—	5	—	5
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	(4,379)	(3,270)	—	(7,649)
Inventories	15	(978)	—	(963)
Deposits and prepaid expenses	926	(2)	—	924
Other assets and intangibles	(114)	(150)	—	(264)
Accounts payable	2,715	(1,787)	—	928
Accrued liabilities	(1,238)	(154)	—	(1,392)
Intercompany	(590)	705	(115)	—

Net cash provided by operating activities	52,750	6,366	(752)	58,364

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet	(17,347)	(15,436)	—	(32,783)
Proceeds from sale of lease fleet units	20,541	2,858	—	23,399
Additions to property, plant and equipment	(7,419)	(3,752)	—	(11,171)
Proceeds from sale of property, plant and equipment	927	501	—	1,428

Net cash used in investing activities	(3,298)	(19,392)	—	(22,690)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	112,582	9,537	1,937	124,056
Redemption of 6.875% senior notes due 2015	(150,000)	—	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	(2,579)	—	—	(2,579)
Deferred financing costs	(8,039)	—	—	(8,039)
Principal payments on notes payable	(316)	—	—	(316)
Principal payments on capital lease obligations	(762)	—	—	(762)
Issuance of common stock, net	1,996	—	—	1,996
Intercompany	(3,563)	2,911	652	—

Net cash (used in) provided by financing activities	(50,681)	12,448	2,589	(35,644)

Effect of exchange rate changes on cash	(90)	(47)	(1,837)	(1,974)

Net decrease in cash	(1,319)	(625)	—	(1,944)
Cash and cash equivalents at beginning of period	1,840	1,020	—	2,860

Cash and cash equivalents at end of period	$521	$395	$—	$916

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total lease fleet of approximately 235,000 units at September 30, 2012. As of September 30, 2012, we operated in 136 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 80,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. We also sell new and used portable storage containers and occasionally sell security office units and mobile office units. In addition, we provide delivery, installation and other ancillary products and services to our customers. Our sales revenues represented 12.2% and 10.7% of total revenues for the nine months ended September 30, 2011 and 2012, respectively.

At September 30, 2012, we operated 113 locations in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. As of September 30, 2012, we had 84 branch locations, of which 65 were located in the U.S., two in Canada, 16 in the U.K. and one in The Netherlands. In addition to our branches, we had 52 properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we convert some of our branches to operational yards to further reduce expenses. Likewise, in order to enter new markets, we will open new operational yards, which we refer to as greenfields, that can be serviced by nearby full-service branches. Traditionally, we entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new low-cost greenfield operational yards. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have a sales representative, drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch, which should have a comparatively positive effect on margins. We may also make opportunistic acquisitions from time to time in a particular market where we believe that such approach will allow us to enter that market more profitably than by greenfield expansion. In 2011, with growth returning to our business following the recent recession, we entered 12 new markets in North America, including two acquisitions, and another four new North American markets in 2012 through greenfield expansions. Additionally, in 2012, we combined two branches in the U.K. into one location, converted two full service branches in the U.S. into low-cost operational yards and completed one acquisition which became part of our Calgary, Canada branch.

When we enter a new market, we incur certain costs in developing new infrastructure. For example, advertising and marketing costs are incurred and certain minimum levels of staffing and delivery equipment are put in place regardless of the new market’s revenue base. Once we have achieved revenues that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to profitability. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs in a market.

In 2010, to further diversify our customer segments and drive additional growth in our non-construction business, we implemented a hybrid sales model consisting of a dedicated sales staff at all of our branch locations and opened our National Sales Center (“NSC”). Our local sales staff builds and strengthens relationships with customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. The NSC handles inbound calls from new customers and leads sales campaigns targeted at existing customers not serviced by branch sales personnel. In addition, the NSC initiates outbound marketing calls to solicit new customers. Our NSC sales staff works with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our sales and marketing is conducted by our branch sales staff, NSC and sales management team at our headquarters and field locations. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Customers in the construction industry represented approximately 33.7% of our leased units at September 30, 2012 and, because of the degree of operating leverage we have, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we typically further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The U.S. generally accepted accounting principles (“GAAP”) financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.

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

•

Debt restructuring or extinguishment expense — Debt restructuring or debt extinguishment expenses, including any write-off of deferred financing costs, are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands)		(In thousands)
EBITDA	$33,643	$37,261	$96,747	$96,803
Interest paid	(9,726)	(5,703)	(33,080)	(24,331)
Income and franchise taxes paid	(129)	(133)	(719)	(722)
Share-based compensation expense	1,840	2,090	4,561	5,676
Gain on sale of lease fleet units	(3,547)	(2,895)	(10,666)	(9,451)
Gain on disposal of property, plant and equipment	(15)	(219)	(15)	(263)
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(3,756)	(7,121)	(6,142)	(6,726)
Inventories	791	(26)	424	(963)
Deposits and prepaid expenses	60	1,033	913	924
Other assets and intangibles	22	(159)	(96)	(264)
Accounts payable and accrued liabilities	11,244	663	11,877	(2,319)

Net cash provided by operating activities	$30,427	$24,791	$63,804	$58,364

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands except percentages)		(In thousands except percentages)
Net income	$9,731	$11,083	$21,824	$23,484
Interest expense	10,983	8,805	35,459	29,604
Income taxes	4,040	4,413	11,428	11,918
Depreciation and amortization	8,889	8,951	26,702	27,096
Debt restructuring expense	—	2,812	1,334	2,812
Deferred financing costs write-off	—	1,197	—	1,889

EBITDA	33,643	37,261	96,747	96,803
Integration, merger, restructuring and other (1)	1,361	837	2,163	1,600
Acquisition expenses (2)	—	—	—	139

Adjusted EBITDA	$35,004	$38,098	$98,910	$98,542

EBITDA margin (3)	35.4%	36.9%	36.0%	34.2%

Adjusted EBITDA margin (3)	36.8%	37.8%	36.8%	34.8%

(1)	Merger and restructuring expenses represent continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition and expenses primarily incurred in conjunction with the restructuring of our operations.
(2)	Acquisition expenses represent acquisition activity costs.
(3)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2011 and September 30, 2012:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2011, net	$1,018,742	237,628
Purchases:
Container purchases and containers acquired through acquisitions, including freight	13,540	3,381
Non-core units obtained through acquisitions, primarily van trailers	586	169
Manufactured units:
Steel security offices	931	133
Remanufacturing and customization of units purchased or obtained in prior years	19,209 (1)	733 (2)
Other (3)	1,019	(243)
Cost of sales from lease fleet	(13,996)	(6,818)
Effect of exchange rate changes	6,034
Change in accumulated depreciation, excluding sales	(16,331)

Lease fleet at September 30, 2012, net	$1,029,734	234,983

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2012:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Portable storage containers	$625,170	190,354	81%
Steel and wood offices	547,978	40,869	17%
Van trailers	3,237	3,760	2%
Other (chassis and ancillary products)	3,782

	1,180,167
Accumulated depreciation	(150,433)

Lease fleet, net	$1,029,734	234,983	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal was conducted in October 2011 by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of September 30, 2012 was approximately $1.0 billion.

Our average utilization rate for the third quarter of 2012 was 60.6% compared to 57.7% in the third quarter of 2011. At September 30, 2012, our utilization rate increased to 63.5%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012, Compared to

Three Months Ended September 30, 2011

Total revenues for the quarter ended September 30, 2012 increased $5.7 million, or 6.0%, to $100.9 million, compared to $95.1 million for the same period in 2011. Leasing revenues for the quarter ended September 30, 2012 increased $8.0 million, or 9.7%, to $90.6 million, compared to $82.6 million for the same period in 2011. This increase in leasing revenues was driven by higher trucking and ancillary revenues, increasing rental rates and an increase in the number of units on rent, which resulted in a 6.1% increase in our yield. In addition, rental rates increased 1.7% over the prior year. The earlier delivery of holiday rentals this year also contributed approximately $2.0 million of the increase in leasing revenues compared to the same period in 2011. Our sales of portable storage and office units for the quarter ended September 30, 2012 decreased 17.5% to $9.7 million due to a lower volume in units sold, driven by market demand, compared to the same period in 2011. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2012 and 2011 were 89.9% and 86.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 62.2% and 65.2% of sales revenue for the quarters ended September 30, 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling margin compared to the same period in 2011.

Leasing, selling and general expenses for the quarter ended September 30, 2012 increased by $3.2 million, or 6.0%, to $56.7 million, compared to $53.5 million for the same period in 2011. The increase in leasing, selling and general expenses was primarily attributable to: (i) delivery and freight costs due to an increase in delivery activity of units and (ii) insurance expense primarily related to higher claims.

Adjusted EBITDA for the quarter ended September 30, 2012 increased $3.1 million, or 8.8%, to $38.1 million, compared to $35.0 million for the same period in 2011. Adjusted EBITDA margins were 37.8% and 36.8% of total revenues for the three months ended September 30, 2012 and 2011, respectively. Our recent consumer initiative, which we shut down in August 2012, adversely impacted adjusted EBITDA in the third quarter of 2012 by approximately $0.8 million. Excluding this charge, adjusted EBITDA would have increased $3.9 million to $38.9 million, compared to the same period in 2011, and adjusted EBITDA margin would have been approximately 38.5%.

Depreciation and amortization expense for the quarter ended September 30, 2012 was $9.0 million, compared to $8.9 million for the same period in 2011.

Interest expense for the quarter ended September 30, 2012 decreased $2.2 million, or 19.8%, to $8.8 million, compared to $11.0 million for the same period in 2011. This decrease is primarily attributable to lower average debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. In August 2012, we redeemed our $150.0 million aggregate principal amount outstanding 6.875% senior notes due 2015 (the “2015 Notes”) by drawing down funds under our lower variable interest rate Credit Agreement. The redemption of these notes is estimated to produce in excess of $6.6 million in annualized interest savings based on our current Credit Agreement borrowing rate and debt level. The weighted average interest rate on our debt for the three months ended September 30, 2012 was 4.7%, compared to 5.5% for the same period in 2011, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended September 30, 2012 was 5.2%, compared to 6.1% in the same period in 2011.

Debt restructuring expense for the quarter ended September 30, 2012 was $2.8 million, which related to the redemption our 2015 Notes (discussed above), and represents the redemption premiums and the write-off of the unamortized original issuance discount related to such redeemed notes.

Deferred financing costs write-off for the quarter ended September 30, 2012 was $1.2 million and represents the unamortized deferred financing costs associated with redemption of the 2015 Notes in August 2012.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended September 30, 2012 and 2011 was 28.5% and 29.3%, respectively. In July 2012 and 2011, the U.K.’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.2 million and $1.0 million in the third quarter of 2012 and 2011, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the quarter ended September 30, 2012 increased $1.4 million, or 13.9%, to $11.1 million, compared to net income of $9.7 million for the same period in 2011. Net income for the third quarter of 2012 and 2011 includes $1.2 million and $1.0 million, respectively, attributable to the U.K.’s reduction in the corporate income tax rate discussed above. Our third quarter net income results also include integration, merger and restructuring expenses of $0.8 million and $0.3 million (approximately $0.5 million and $0.2 million after tax) for the three months ended September 30, 2012 and 2011, respectively. Net income in the third quarter of 2012 was negatively impacted by $4.0 million (approximately $2.5 million after tax) related to debt restructuring expense and deferred financing costs write-off discussed above.

Nine Months Ended September 30, 2012, Compared to

Nine Months Ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 increased $14.5 million, or 5.4%, to $283.0 million, compared to $268.5 million for the same period in 2011. Leasing revenues for the nine months ended September 30, 2012 increased $17.4 million, or 7.4%, to $251.1 million, compared to $233.7 million for the same period in 2011. This increase in leasing revenues was driven by higher trucking and ancillary revenues, increasing rental rates, product mix and an increase in the number of units on rent, which resulted in a 5.0% increase in our yield. The earlier delivery of holiday rentals this year also contributed approximately $2.0 million of the increase in leasing revenues compared to the same period in 2011. Our sales of portable storage and office units for the nine months ended September 30, 2012 decreased 7.4% to $30.2 million due to a lower volume of units sold, driven by market demand, compared to the same period in 2011. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2012 and 2011 were 88.8% and 87.0%, respectively. As noted above, our leasing business remains our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 61.2% and 63.5% of sales revenue for the nine months ended September 30, 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling margin compared to the same period in 2011.

Leasing, selling and general expenses for the nine months ended September 30, 2012 increased by $15.7 million, or 10.5%, to $166.0 million, compared to $150.3 million for the same period in 2011. The increase in leasing, selling and general expenses was primarily attributable to: (i) payroll and payroll related expenses, (ii) delivery and freight costs due to an increase in delivery activity of units, (iii) advertising expense related to our consumer initiative, (iv) repairs and maintenance expenses of our lease fleet as a result of an increase in delivery activity, including our office units, and (v) insurance expense primarily related to higher claims.

Adjusted EBITDA for the nine months ended September 30, 2012 decreased $0.4 million, or 0.4%, to $98.5 million, compared to $98.9 million for the same period in 2011. Adjusted EBITDA margins were 34.8% and 36.8% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. Our recent consumer initiative, which we shut down in August 2012, adversely impacted adjusted EBITDA in 2012 by approximately $4.2 million. Excluding this charge, adjusted EBITDA would have increased $3.8 million to $102.7 million, compared to the same period in 2011, and adjusted EBITDA margin would have been approximately 36.3%.

Depreciation and amortization expense for the nine months ended September 30, 2012 was $27.1 million, compared to $26.7 million for the same period in 2011.

Interest expense for the nine months ended September 30, 2012 decreased $5.8 million, or 16.5%, to $29.6 million, compared to $35.4 million for the same period in 2011. This decrease is primarily attributable to lower average debt outstanding during the nine months, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. In August 2012, we redeemed our $150.0 million aggregate principal amount outstanding 2015 Notes by drawing down funds under our lower variable interest rate Credit Agreement. The redemption of these notes is estimated to produce in excess of $6.6 million in annualized interest savings based on our current Credit Agreement borrowing rate and debt level. The weighted average interest rate on our debt for the nine months ended September 30, 2012 was 5.2%, compared to 5.8% for the same period in 2011, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the nine months ended September 30, 2012 was 5.7%, compared 6.4% in the same period in 2011.

Debt restructuring expense for the nine months ended September 30, 2012 was $2.8 million, which related to the redemption of the 2015 Notes and represents the redemption premiums and the write-off of the unamortized original issuance discount related to such redeemed notes. Debt restructuring expense for the nine months ended September 30, 2011 was $1.3 million, which related to the redemption of $22.3 million aggregate principal balance outstanding of our 9.75% senior notes due 2014 and represents the redemption premiums and the write-off of the unamortized acquisition date discount related to such redeemed notes.

Deferred financing costs write-off for the nine months ended September 30, 2012 was $1.9 million and represents the unamortized deferred financing costs associated with the redemption of the 2015 Notes in August 2012 and a portion of the deferred financing costs associated with our prior $850.0 million credit agreement, which was replaced in February 2012 with our $900.0 million Credit Agreement.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the nine months ended September 30, 2012 was 33.7%, compared to 34.4% during the same period in 2011. In July 2012 and 2011, the U.K.’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.2 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the nine months ended September 30, 2012 increased $1.7 million, or 7.6%, to $23.5 million, compared to net income of $21.8 million for the same period in 2011. Net income for the nine months ended September 30, 2012 and 2011 includes $1.2 million and $1.0 million, respectively, attributable to the U.K.’s reduction in the corporate income tax rate discussed above. Net income results include integration, merger and restructuring expenses of $1.6 million and $0.8 million (approximately $1.0 million and $0.5 million after tax) for the nine months ended September 30, 2012 and 2011, respectively. Net income was negatively impacted by $4.7 million in 2012 and $1.3 million in 2011 (approximately $2.9 million and $0.8 million after tax, respectively) related to debt restructuring expense and deferred financing costs write-off discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past three years, we were cash flow positive after capital expenditures. This positive cash flow trend has continued for the nine-month period ended September 30, 2012.

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

Revolving Credit Facility. On February 22, 2012, we entered into our new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced our $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2012, we had $469.2 million of borrowings outstanding and $422.8 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of September 30, 2012 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The initial applicable margins for each type of loan were 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, the applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Effective August 21, 2012, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the Credit Agreement.

Senior Notes. At September 30, 2012, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”). The $150.0 million outstanding principal balance of the 2015 Notes was fully redeemed on August 2, 2012. The 2015 Notes and the 2020 Notes are collectively referred to herein as the “Senior Notes”. The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See Note K to the accompanying condensed consolidated financial statements for further detail.

Operating Activities. Our operations provided net cash flow of $58.4 million for the nine months ended September 30, 2012, compared to $63.8 million during the same period in 2011. The $5.4 million decrease in cash provided by operations resulted from a decrease in working capital primarily caused by the timing of the payments of accounts payable and accrued liabilities, including the interest on our senior notes. These decreases were partially offset by an increase in net income after giving effect to non-cash items. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2012, compared to $0.2 million for the same period in 2011. Capital expenditures for our lease fleet were $32.8 million and proceeds from sale of lease fleet units were $23.4 million for the nine months ended September 30, 2012, compared to capital expenditures of $19.6 million and proceeds of $27.8 million for the same period in 2011. We anticipate our near-term investing activities will be primarily focused on remanufacturing lease fleet units previously acquired in acquisitions to meet our lease fleet standards as these units are placed on lease as well as adding lease fleet in higher utilization markets, primarily the U.K. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the nine months ended September 30, 2012 were $9.7 million, compared to $8.5 million for the same period in 2011. The expenditures for property, plant and equipment in 2012 were primarily for replacement of our transportation equipment and upgrades to technology equipment. Cash used in investing activities also includes $3.6 million for an acquisition in Canada completed in the first quarter of 2012. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2012 was $35.6 million, after incurring $8.0 million in financing costs related to our Credit Agreement in February 2012 and $2.6 million for the redemption premium on our 2015 Notes redeemed in August 2012, compared to $63.8 million for the same period in 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $200.0 million aggregate principal amount of 2020 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At September 30, 2012, primarily in connection with securing of our insurance policies, we provided certain insurance carriers and others with approximately $7.9 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time. At September 30, 2012, we had $0.8 million in outstanding capital lease obligations.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $2.6 million of total unrecognized compensation costs related to stock options at September 30, 2012 that are expected to be recognized over a weighted average period of 2.4 years and $10.4 million of total unrecognized compensation costs related to nonvested share-awards at September 30, 2012 that are expected to be recognized over a weighted average period 2.4 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income	$9,731	$11,083	$21,824	$23,484
Diluted earnings per share	$0.22	$0.25	$0.49	$0.52

As adjusted for change in estimates:
Net income	$9,573	$11,019	$21,525	$23,331
Diluted earnings per share	$0.22	$0.24	$0.48	$0.52

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

At September 30, 2012, there were no significant negative changes to our future projected cash flows or to the general or specific economic trends since the last annual test that might indicate the need for testing goodwill recoverability.

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

Depreciation Policy. Our depreciation policy for our lease fleet uses the straight-line method over the estimated useful life of our units, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 30 years with an estimated residual value of 55%. Wood offices units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated residual value of 20%. We have other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core products are typically only added to the fleet as a result of acquisitions of portable storage businesses.

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

	Salvage Value	Useful Life in Years	Three Months Ended September 30,		Nine Months Ended September 30,
			2011	2012	2011	2012
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income			$9,731	$11,083	$21,824	$23,484
Diluted earnings per share			$0.22	$0.25	$0.49	$0.52
As adjusted for change in estimates:	70%	20
Net income			$9,731	$11,083	$21,824	$23,484
Diluted earnings per share			$0.22	$0.25	$0.49	$0.52
As adjusted for change in estimates:	62.5%	25
Net income			$9,731	$11,083	$21,824	$23,484
Diluted earnings per share			$0.22	$0.25	$0.49	$0.52
As adjusted for change in estimates:	50%	20
Net income			$8,097	$9,386	$17,274	$18,793
Diluted earnings per share			$0.18	$0.21	$0.39	$0.42
As adjusted for change in estimates:	47.5%	35
Net income			$9,731	$11,083	$21,824	$23,484
Diluted earnings per share			$0.22	$0.25	$0.49	$0.52
As adjusted for change in estimates:	40%	40
Net income			$9,731	$11,083	$21,824	$23,484
Diluted earnings per share			$0.22	$0.25	$0.49	$0.52
As adjusted for change in estimates:	30%	25
Net income			$7,607	$8,877	$15,909	$17,386
Diluted earnings per share			$0.17	$0.20	$0.36	$0.39
As adjusted for change in estimates:	25%	25
Net income			$7,280	$8,538	$14,999	$16,447
Diluted earnings per share			$0.16	$0.19	$0.34	$0.37

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

There have been no changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. This amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012. The adoption of this amendment resulted in a change to our current presentation of comprehensive income, but did not have any impact on our consolidated financial statements and related disclosures.

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

Interest Rate Swap Agreements. We seek to reduce earnings and cash flow volatility associated with changes in interest rates and have exposure to such risks to the extent they are not hedged. Interest rate swap agreements are the only instruments we have used historically to manage interest rate fluctuations affecting our variable rate debt. At September 30, 2012, we did not have any interest rate swap agreements.

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

ITEM 6.	EXHIBITS

Number	Description

10.1	Separation Agreement and General Release of all Claims between the Company and Steven G. Bunger, (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2012).

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: November 9, 2012	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer