Form 10-K
period 2012-12-31
MOBILE MINI INC
filed 2013-03-01
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2012 of the voting stock owned by non-affiliates of the registrant was approximately $643.2 million.

As of February 15, 2013, there were outstanding 46,031,449 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2012 FORM 10-K ANNUAL REPORT

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

Mobile Mini, Inc.

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 234,700 units as of December 31, 2012. As of December 31, 2012, we operated in 136 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our portable units provide secure, accessible temporary storage for a diversified client base of over 83,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We were founded in 1983 and follow a strategy of focusing on leasing rather than selling our portable storage units. We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. Leasing revenues represented approximately 89.4% of our total revenues for the year ended December 31, 2012. We believe our leasing strategy is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 36 months;

•	have average monthly lease rates that recoup our current investment in our remanufactured units within an average of 35 months; and

•	have long useful lives exceeding 30 years, relatively low maintenance and high residual values.

Our total lease fleet has grown significantly over the years to approximately 234,700 units at December 31, 2012. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenue represented 11.9% and 10.0% of our total revenues for the twelve months ended December 31, 2011 and 2012, respectively.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers that were built according to standards developed by the International Organization for Standardization (“ISO”), other steel containers, steel security offices that we manufacture and mobile offices. We remanufacture and customize our products by adding our proprietary locking and easy-opening premium door system to our purchased ISO containers and steel security offices. Because they are composed primarily of steel, these assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. We also have wood mobile office units in our lease fleet to complement our core steel portable storage containers and steel security offices. We perform maintenance on our steel containers and security offices on a regular basis. Repair and maintenance expense for our fleet has averaged 3.5% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold steel containers and security offices from our lease fleet at an average of 146% of original cost from 1997 through 2012.

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

The portable storage sector in which our business focuses differs from the fixed self-storage sector, as it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower price. In contrast to the fixed self-storage sector, the portable storage sector is primarily used by businesses. This sector of the storage industry is highly fragmented and remains primarily local in nature. Portable storage solutions include containers, record vaults and van trailer units. Portable storage containers are achieving increased market share compared to the other portable options because containers provide ground level access, better protection against wind or water damage, higher security and improved aesthetics, compared to certain other portable storage alternatives such as van trailers. Although there are no published estimates of the size of the portable storage sector, we believe the size of the sector is expanding due to the increasing awareness of the advantages of portable storage.

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

Our goal is to maintain our position as the leading provider of portable storage solutions in North America and the U.K. We believe our competitive strengths and business strategy will enable us to achieve this goal.

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We are the nation’s largest provider of portable storage solutions in North America. At December 31, 2012, we maintained a total lease fleet of over 234,700 portable storage and mobile office units. We also have the largest network of locations for portable storage solutions with 136 locations in the U.S., Canada, the U.K. and The Netherlands. In North America, we maintain strong market leadership positions in virtually all of the markets we serve. In the U.K., we are a market leader and have nearly 100% geographic coverage.

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

Superior, Differentiated Products. We offer the industry’s broadest range of portable storage products, with many features that differentiate our products from those of our competition. We remanufacture used ISO containers and have designed and manufactured our own portable storage units. These capabilities allow us to offer a wide range of products and proprietary features to better meet our customers’ needs, charge premium lease rates and gain market share from our competitors, who offer more limited product selections. Our portable storage units vary in size from 5 to 48 feet in length and 8 to 10 feet in width. The 10-foot wide units we manufacture provide 40% more usable storage space than the standard eight-foot-wide ISO containers offered by our competitors. The vast majority of our products include our patented locking system and multiple door options, including easy-open door systems. In addition, we offer portable storage units with electrical wiring, shelving and other customized features. This product differentiation allows us to charge premium rental rates, compared to the rates charged by our competition.

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong organic growth. We have a dedicated commissioned sales team that is provided with our highly customized contact management system and intensive sales training programs. We manage our salespersons’ effectiveness through extensive sales call monitoring, mentoring and training programs. Online advertising (including search engine marketing and search engine optimization) is an integral part of our sales and marketing approach. Additionally, our web site includes value-added features such as product video tours, payment capabilities and real time sales inquiries that enable customers to chat live with salespeople.

National Presence with Local Service. We have the largest national network of locations for portable storage solutions in the U.S. and the U.K. and believe it would be difficult for our competitors to replicate this network. We have invested significant capital developing a national network of locations that serve most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our branch network both through opening branches in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units and locations necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers. Our network of local branches and operational yards allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that is made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with customers that benefit from access to our wide selection of products. Additionally, our National Sales Center (“NSC”) coordinates inbound calls from non-construction customers, digital leads and conducts outbound marketing campaigns.

Geographic and Customer Diversification. Since portable storage units are used in a multitude of applications, we have established strong relationships with a well-diversified base of customers, ranging from leading Fortune 500 companies to sole proprietorships, including large and small retailers, construction companies, medical centers, schools, utilities, manufacturers, distributors, the U.S. and U.K. military, government agencies, hotels, restaurants, entertainment complexes and households. As of December 31, 2012, we operated 136 locations throughout North America, the U.K. and The Netherlands and served over 83,000 customers. In 2012, our largest and second largest customers accounted for only 4.0% and 0.8%, respectively, of leasing revenues and the 20 largest customers combined accounted for approximately 9.3% of leasing revenues.

Our geographically and industry-diversified customer base has reduced our susceptibility to the effects of economic downturns in the markets in which we operate. The fact that we continued to generate strong free cash flow while maintaining consolidated adjusted EBITDA margins of approximately 40% during the economic downturn demonstrates a measure of resilience to recessions in our business model.

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

Customer Service Focus. The portable storage industry is particularly service intensive. Our entire organization is focused on providing high levels of customer service. We have salespeople at both the national and branch levels to better understand our customer’s needs and have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, product quality, broad product selection and availability, competitive lease rates and customer service. We conduct training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, we use a Net Promoter Score (“NPS”) system to measure loyalty and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our branches to our corporate headquarters. Our Customer Relationship Management (“CRM”) system also enables us to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance. Approximately 64.4% of our 2012 leasing revenues were derived from repeat customers, which we believe is a result of our superior customer service.

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

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business. We focus on growing our core portable storage leasing business, which accounted for 81% of our lease fleet units at December 31, 2012, because it provides predictable recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America, the U.K. and The Netherlands.

Maintain Strong EBITDA Margins. One of the tools we use internally to measure our financial performance is EBITDA margins. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. In comparing EBITDA from year to year, we may further adjust EBITDA to exclude the effect of what we consider transactions or events not related to our core business operations to arrive at adjusted EBITDA. We define our EBITDA margins as EBITDA or adjusted EBITDA, divided by our total revenues, expressed as a percentage. We aggressively manage this margin, even during downturns in the economic environment. Our objective is to maintain a relatively stable EBITDA margin through adjustments to our cost structure as revenues change.

Generate Strong Organic Growth. We focus on increasing the number of portable storage units we lease to both new and repeat customers. We have historically generated strong organic growth within existing markets through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors. Through our NSC, we are able to deploy sophisticated marketing campaigns and customer tracking strategies to generate new sales and support local branch operations. Our technology coupled with a hybrid sales strategy allows us to bifurcate our customer base into customers that need a local sales presence and those that can be supported and grown by our centralized NSC sales force. Through the NSC and our hybrid sales strategy, we are able to target sales campaigns by specific markets, customer type and seasonal needs as well as adjust pricing simultaneously on a national basis.

Opportunistic Geographic Expansion. We believe we have attractive geographic expansion opportunities and have identified over 50 potential new markets in North America where we believe demand for portable storage units is underdeveloped. We have developed a proven strategy to enter new markets by either migrating idle fleet to new markets that can be serviced by nearby full-service branches or by acquiring the lease fleet assets of a small local portable storage business and overlaying our business model onto the new branch. Although we may make opportunistic acquisitions in various markets from time to time, we are primarily focused on optimizing existing markets and entering new markets through new low cost operational yards which we refer to as greenfields. From these start-up greenfield operational yards, we are able to redeploy existing idle fleet for utilization enhancement and growth, allowing for cost effective new branch openings with minimal capital expenditures. During 2012, we entered four new markets using this low-cost greenfield strategy.

Innovative Product Offering. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the years we have introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we have also added wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (for example, making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our proprietary designed and manufactured units increase our ability to service our customers’ needs and expand demand for our portable storage solutions. We also offer customers the option to place their storage units at five of our locations in the U.S.

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

•

Van Trailers & Other — Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other storage products, which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers — Non-Core Storage Units” below. At December 31, 2012, van trailers comprised less than 0.2% of our lease fleet net book value.

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary door locking system. In 2003, 2005 and 2011, we were issued U.S. patents in connection with our Container Guard Lock and our tri-cam locking system design. We have subsequently been issued patents in Europe, China and the U.S. for improvements or modifications to our tri-cam locking systems.

Product Lives and Durability

Our steel portable storage containers, steel security offices and wood mobile offices have estimated useful lives of 30, 30, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 55% for our core steel products. Van trailers, which comprised 0.2% of the net book value of our lease fleet at December 31, 2012, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 3.5% of our lease revenues. Repainting the outside of storage units is the most common maintenance item.

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

Approximately 10.0% of our 2012 revenue was derived from sales of our units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from our lease fleet. Due to the unique asset characteristics of our steel containers as well as our maintenance programs, these assets tend to hold their value over time and generate positive margins with respect to both original cost and net book value when they are sold.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2012 based on the length of time in the lease fleet.

	Number of Units Sold	Sales Revenue	Original Cost(1)	Sales Revenue as a Percentage of Original Cost	Sales Revenue as a Percentage of Net Book Value
		(Dollars in thousands)
Sales fleet(2)	42,837	$142,705	$94,737	151%	150%
Lease fleet, by period held before sale:
Less than 5 years	48,814	$149,641	$101,313	148%	154%
5 to 10 years	7,241	$32,633	$22,405	146%	162%
10 to 15 years	2,976	$13,389	$9,751	137%	164%
15 to 20 years	734	$2,768	$2,081	133%	167%
20+ years	82	$264	$214	123%	168%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our branch when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the branch location where the unit is first placed into service.
(2)	Includes sales of raw ISO containers.

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2012 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement (defined herein) are based, our lease fleet net liquidation appraisal value as of December 31, 2012, was approximately $1.1 billion.

Because steel storage containers substantially keep their value when properly maintained, we are able to lease containers that have been in our lease fleet for various lengths of time at similar rates, without regard to the age of the container. Our lease rates vary by the size and type of unit leased, length of contractual term, custom features and the geographic location of our branch at which the lease is originated. While we focus on service, product diversity and security as a main differentiation of our products from our competitors, pricing competition, market conditions and other factors can influence our leasing rates.

The following chart sets forth the average monthly lease rate that we currently receive for various types of containers that have been in our lease fleet for various periods of time. We have added our 10-foot-wide containers and security offices to the fleet, which are not included in this chart. This chart includes eight major types of remanufactured ISO containers in the fleet, but specific details of each type of unit are not provided due to competitive considerations.

		Age of Containers (By Number of Years in Our Lease Fleet)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar
Type 1	Number of units	6,311	5,794	2,151	599	24	14,879
	Average monthly rent	$62.12	$69.77	$88.52	$89.64	$86.57	$70.06
Type 2	Number of units	473	1,114	650	261	16	2,514
	Average monthly rent	$88.70	$87.30	$89.80	$90.36	$86.33	$88.52
Type 3	Number of units	11,819	7,514	2,325	880	111	22,649
	Average monthly rent	$74.32	$67.47	$87.08	$89.14	$90.31	$74.01
Type 4	Number of units	151	200	290	178	11	830
	Average monthly rent	$95.71	$100.50	$110.83	$111.78	$106.53	$105.74
Type 5	Number of units	454	550	938	78	2	2,022
	Average monthly rent	$113.60	$109.57	$127.40	$129.66	$124.04	$119.54
Type 6	Number of units	2,033	3,507	3,391	462	25	9,418
	Average monthly rent	$128.44	$124.49	$132.49	$134.42	$130.43	$128.73
Type 7	Number of units	9,506	10,126	4,810	308	27	24,777
	Average monthly rent	$114.04	$114.92	$121.39	$130.28	$129.76	$116.04
Type 8	Number of units	92	293	366	116	5	872
	Average monthly rent	$178.06	$164.05	$169.39	$170.14	$170.51	$168.62

We believe fluctuations in rental rates based on container age are primarily a function of the location of the branch from which the container was leased rather than age of the container. Some of the units added to our lease fleet during recent years through our acquisitions program have lower lease rates than the rates we typically obtain because the units remain on lease under terms (including lower rental rates) that were in place when we acquired such units.

We periodically review our depreciation policy against various factors, including the following:

•	results of our lenders’ independent appraisal of our lease fleet;

•	practices of the major competitors in our industry;

•	our experience concerning useful life of the units;

•	profit margins realized on sales of depreciated units; and

•	lease rates we obtain on older units.

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

Wood Mobile Offices. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year), which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2012, all of our wood mobile offices were less than 13 years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet over the last 12 years.

The operating margins on mobile offices are lower than the margins on steel containers. However, mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. These returns add to our overall profitability and operating margins.

Van Trailers and Other — Non-Core Storage Units. At December 31, 2012, van trailers made up less than 0.2% of the net book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over seven years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

Lease Fleet Configuration

Our lease fleet is comprised of over 100 different configurations of units. Depending on fleet utilization and geographic demand, we add units to our fleet through purchases of used ISO containers and containers obtained through acquisitions, both of which we remanufacture and customize. We have also purchased new manufactured mobile offices in various configurations and sizes, and manufactured our own custom steel units. Our initial cost basis of an ISO container includes the transportation cost to place the unit into service, the purchase price from the seller and the cost of remanufacturing, which can include removing rust and dents, repairing floors, sidewalls and ceilings, painting, signage and installing new doors, seals and a locking system. Additional modifications may involve the splitting of a unit to create several smaller units and adding customized features. The restoration and modification processes do not necessarily occur in the same year the units are purchased or acquired. We procure larger containers, typically 40-foot units, and split them into two 20-foot units or one 25-foot and one 15-foot unit, or other configurations as needed, and then add new doors along with our patented locking system and sometimes add custom features. In addition, we also sell units from our lease fleet to our customers.

The table below outlines those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2011 and December 31, 2012:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2011, net	$1,018,742	237,628
Purchases:
Container purchases and containers obtained through acquisitions, including freight	16,754	4,558
Non-core units obtained in acquisitions	586	169
Manufactured units:
Steel security offices	1,753	182
Wood mobile offices	—	—
Remanufacturing and customization of units purchased or obtained in prior years	28,080 (1)	1,411 (2)
Other(3)	(794)	(878)
Cost of sales from lease fleet	(17,644)	(8,342)
Effect of exchange rate changes	5,841	—
Change in accumulated depreciation, excluding sales	(21,729)	—

Lease fleet at December 31, 2012, net	$1,031,589	234,728

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet at December 31, 2012:

	Lease Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$630,760	190,564	81%
Offices	549,730	40,720	17%
Van trailers	3,011	3,444	2%
Other	3,332

	1,186,833
Accumulated depreciation	(155,244)

Lease fleet, net	$1,031,589	234,728	100%

Branch Operations

Our senior management analyzes and manages our business as two business segments, North America and Europe, and our operations across all branches concentrate on the same core business of leasing and selling products that are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our business segments into smaller management areas we call divisions, regions and branches. Each of our branches, in their segment, generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and branch management. Further financial information by segment is provided in Note 15 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of portable storage units available for lease, and some of our older branches also provide storage of our customers’ units under lease at the branch location.

At December 31, 2012, we operated 136 locations, of which 113 were located in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. As of December 31, 2012, we had 84 branch locations, of which 65 were located in the U.S., two in Canada, 16 in the U.K. and one in The Netherlands. In addition to our branches, we had 52 properties we call operational yards from which we can service a local market and store and maintain our products and equipment. We continue to evaluate our branch operations and where it becomes operationally feasible, we will convert branches to operational yards to further reduce expenses. These operational yards do not have branch managers, but typically only have a sales representative, drivers and yard personnel assigned to them. Likewise, in order to enter new markets we will open new operational yards, which we refer to as greenfields, that can be serviced by nearby full-service branches.

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

Each branch has its own dedicated sales staff, primarily to work with the local construction companies, and a transportation department that delivers and picks up portable storage units from customers. Each branch has delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Our branches perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements.

Sales and Marketing

We implemented a hybrid sales model consisting of a dedicated sales staff at all of our branch locations as well as at our NSC. Our local sales staff builds and strengthens relationships with local customers in each market with particular emphasis on contractors and construction-related customers, who tend to demand local salesperson presence. Our NSC handles inbound calls and digital leads from new customers and leads sales campaigns to new and existing customers not serviced by branch sales personnel. Our sales staff at the NSC work with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, NSC and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

Our sales personnel handle all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of leasing and customer service. Our branches communicate with one another and with corporate headquarters through our ERP system and our customer relationship management software. This enables the sales team to share leads and other information and permits management to monitor and review sales and leasing productivity on a branch-by-branch basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 1,020 North American customers and 30 European customers currently participate in our National Account Program. We also provide our national account customers with service guarantees, which assure them they will receive the same high level of customer service from any of our branch locations. This program has helped us succeed in leveraging customer relationships developed at one branch throughout our branch system.

We focus an increasing portion of our marketing expenditures on Internet-based initiatives for both existing and potential customers. We also advertise our products in the yellow pages and use targeted direct mail programs that described our products and features and highlighted the advantages of portable storage. We are eliminating the use of yellow page advertising and focusing on our Internet-based and direct mail programs.

Customers

During 2012, over 83,000 customers leased our portable storage products. Our customer base is diverse and consists of businesses in a broad range of industries. In 2012, our largest and second largest customers accounted for 4.0% and 0.8% of our leasing revenues, respectively, and our 20 largest customers accounted for approximately 9.3% of our leasing revenues. During 2012, approximately 61.4% of our customers rented a single unit.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit Standard Industrial Classification manual published by the U.S. Bureau of the Census.

We target customers who we believe can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2012:

Business	Approximate Percentage of Units on Lease	Representative Customers	Typical Application
Consumer service and retail businesses	36%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, maintenance supplies, record storage and seasonal needs
Construction	33%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Industrial and commercial	16%	Distributors, trucking and utility companies, finance and insurance companies, real estate brokers and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Government and institutions	9%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Consumers	6%	Homeowners	Backyard storage and storage of household goods during relocation or renovation; storage at our location

Remanufacturing

We remanufacture used ISO containers by adding our proprietary locking and easy-opening door systems at some of our branch locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoration operations. We typically buy these raw materials on a purchase order basis as we do not have long-term contracts with vendors for the supply of any raw materials. Historically, we have built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufactured used ISO containers at our Maricopa, Arizona facility. After integrating the assets and operations we acquired in the Mobile Storage Group (“MSG”) acquisition, we leveraged our combined fleet and restructured our manufacturing operations, reducing overhead and capital expenditures for our lease fleet. We accomplished this primarily by reducing our work force at our Maricopa, Arizona manufacturing facility in addition to reducing manufacturing and remanufacturing staff at other locations. Additionally, we halted production activities other than custom sale orders. The Maricopa, Arizona facility, with a limited staff, is now primarily used to rebrand, remanufacture and perform repairs and maintenance on our existing lease fleet, build custom sale units and store any excess units in our fleet.

Vehicles

At December 31, 2012, we had a fleet of 738 delivery trucks, of which 587 were owned and 151 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

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

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception. However, if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2012, our steel storage containers initially have an average intended term of approximately six months at inception; however, the average duration for these leases that have fulfilled their term agreement was 36 months as of December 31, 2012. Our security, security/storage and mobile offices typically have an average intended lease term of approximately eight months. The average duration of all office leases that have fulfilled their term agreement was 23 months in 2012. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances, which provides us with an additional source of recurring revenue. Any customer’s possessions stored within a portable storage unit are typically the responsibility of that customer.

Competition

We face competition from several local and regional companies, as well as national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core business, we typically compete with Algeco Scotsman, PODS, Pac-Van, 1-800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp and other national, regional and local companies.

Employees

As of December 31, 2012, we employed approximately 1,546 full-time employees in the following major categories:

Management	169
Administrative	275
Sales and marketing	285
Manufacturing and mechanics	118
Drivers, dispatch and yard	699

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

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our Web site. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our Web site. Information contained on our Web site is not part of this Annual Report.

ITEM 1A.	RISK FACTORS

Economic slowdowns, result in reduced demand from some of our customers, which negatively impacts our financial results.

Beginning in 2008, the U.S. economy experienced a period of slowdown and unprecedented volatility, which resulted in a recession. This recession caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for portable storage and mobile offices. These events also caused substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector. These events impacted and could continue to impact our business in a variety of ways, including:

•	reduction in consumer and business spending, which would result in a reduction in demand for our products;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and

•	an increase in counterparty risk.

If the current economic recovery does not continue, we may experience less demand for leases and sales of our products. Because most of the cost of our leasing business is either fixed or semi-variable, our margins will contract if revenue falls without similar changes in expenses, which may be difficult to achieve, and which ultimately may result in having a material adverse effect on our financial condition.

In addition, our results may be affected by negative economic effects resulting from legislation addressing federal spending. A broad, automatic, and across-the-board reduction in most categories of Federal Government spending, referred to as sequestration, is currently scheduled to take effect on March 1, 2013. While it is difficult to determine the possible impact of sequestration due to the uncertainty over whether the cuts will happen as well as how the cuts would be distributed across the various Federal Government programs, sequestration, if it should occur, could have a significant adverse impact on the economy and, as a result, on our results of operations.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may impact customers.

We responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy is designed to meet customer needs and drive revenue growth but differs from our historic sales structure. No assurance can be given that these strategies will achieve the desired goals and efficiencies in 2013 and beyond. The success of these strategies is dependent on a number of factors that are beyond our control.

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

If we fail to attract and retain key management and personnel, we may be unable to implement our business plan.

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our CEO and operational management. In October 2012, we announced the departure of our then President and CEO, and the commencement of a search for his replacement, which search remains on-going as of the date hereof. Our success in attracting a new CEO and attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions, as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

Global capital and credit markets conditions could have an adverse effect on our ability to access the capital and credit markets, including via our credit facility.

In 2009, due to the disruptions in the global credit markets, liquidity in the debt markets was materially impacted, making financing terms for borrowers less attractive or, in some cases, unavailable altogether. Renewed disruptions in the global credit markets or the failure of additional lending institutions could result in the unavailability of certain types of debt financing, including access to revolving lines of credit. We monitor the financial strength of our larger customers, derivative counterparties, lenders and insurance carriers on a periodic basis using publicly available information in order to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately service our needs. We engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed. However, future credit market conditions could eventually increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facility, which could have an adverse effect on our business, financial condition and results of operations.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2012, we had $200.0 million in aggregate principal amount of 7.875% senior notes due 2020 and $442.4 million of indebtedness under our $900.0 million ABL Credit Agreement, which we entered into February 22, 2012 (the “Credit Agreement”). Our substantial indebtedness could have adverse consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to our senior notes;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restrict us from making strategic acquisitions or pursuing business opportunities; and

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

The indentures governing our 7.875% senior notes contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. Our senior notes do not contain financial maintenance covenants and the financial maintenance covenants under our revolving credit facility are not applicable unless we fall below specific borrowing availability levels.

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

We rely heavily on information systems across our operations, including for management, sales, order processing and transportation logistics. Our ability to effectively manage our business and coordinate the leasing/sales and delivery of our products depends significantly on the reliability and capacity of these systems. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of cyber-attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or our customers. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

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

For example, during 2010, the federal government launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards. CSA may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Under CSA, drivers and fleets will be evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly, compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could result in increased compensation costs.

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

We derived approximately 17.3% of our total revenues in 2012 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize on a consolidated basis from our U.K. business. We cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2012, we had $518.3 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

We own several properties in the U.S., including our facility in Maricopa, Arizona, which is located approximately 30 miles south of Phoenix, Arizona. In the U.K., we own two locations. We lease all of our other locations. All of our leased properties have remaining lease terms of between one and 13 years and we believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our branch locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be one to 5 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

Three of our leased properties are with entities co-owned by our former President and CEO and one leased property is owned by the mother of our former President and CEO. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of our Board of Directors.

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

	2011		2012
	High	Low	High	Low
Quarter ended March 31,	$24.29	$19.00	$23.08	$15.87
Quarter ended June 30,	$25.49	$19.45	$21.51	$12.60
Quarter ended September 30,	$22.95	$14.97	$18.57	$12.87
Quarter ended December 31,	$19.70	$15.10	$22.29	$16.00

We had 79 holders of record of our common stock on February 15, 2013, and we estimate that we have more than 2,900 beneficial holders of our common stock.

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

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ Composite Index if $100 were invested in our common stock and each index on December 31, 2007.

STOCK PERFORMANCE GRAPH

Mobile Mini, Inc.

At December 31, 2012

Total Return* Performance

Index	Period Ended December 31,
	2007	2008	2009	2010	2011	2012
Mobile Mini, Inc.	$100.00	$77.78	$76.00	$106.20	$94.12	$112.46
Standard & Poor’s SmallCap 600	$100.00	$68.93	$86.55	$109.32	$110.43	$128.46
NASDAQ Stock Market Index (U.S.)	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report.

The selected consolidated financial data below for 2010 and 2011 has been derived from the audited consolidated financial statements and has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 of the Consolidated Financial Statements included in this Annual Report for a detailed discussion. The net income impact of the revisions was a decrease in net income of $0.3 million and $1.3 million for the years ended December 2010 and 2011, respectively. The selected consolidated financial data below for 2008 and 2009 has been similarly revised to reflect the immaterial error correction, which decreased net income $2.6 million for the year ended December 31, 2008, and increased net income $2.1 million for the year ended December 31, 2009.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Leasing	$370,578	$338,871	$294,591	$315,749	$340,797
Sales	41,267	38,605	33,156	42,842	38,281
Other	2,577	2,335	2,567	2,723	2,181

Total revenues	414,422	379,811	330,314	361,314	381,259

Costs and expenses:
Cost of sales	28,044	25,795	21,997	27,070	23,592
Leasing, selling and general expenses	215,279	195,281	179,164	202,621	219,658
Integration, merger and restructuring expenses	24,427	11,305	4,014	1,361	7,133
Goodwill impairment	13,356	—	—	—	—
Depreciation and amortization	31,767	39,082	35,686	35,665	36,187

Total costs and expenses	312,873	271,463	240,861	266,717	286,570

Income from operations	101,549	108,348	89,453	94,597	94,689
Other income (expense):
Interest income	135	29	1	—	1
Interest expense	(48,962)	(59,027)	(56,096)	(46,200)	(37,339)
Debt restructuring/extinguishment expense	—	—	(11,024)	(1,334)	(2,812)
Deferred financing costs write-off	—	—	(525)	—	(1,889)
Foreign currency exchange loss	(112)	(88)	(9)	(7)	(5)

Income before provision for income taxes	52,610	49,262	21,800	47,056	52,645
Provision for income taxes	26,198	19,344	8,555	16,460	18,467

Net income	26,412	29,918	13,245	30,596	34,178
Earnings allocable to preferred stockholders	(2,168)	(5,848)	(2,502)	(966)	—

Net income available to common stockholders	$24,244	$24,070	$10,743	$29,630	$34,178

Earnings per share:
Basic	$0.71	$0.70	$0.31	$0.71	$0.77

Diluted	$0.68	$0.69	$0.30	$0.69	$0.76

Weighted average number of common and common share equivalents outstanding:
Basic	34,155	34,597	35,196	41,566	44,657
Diluted	38,875	43,252	43,829	44,569	45,102
Other Data:
EBITDA(1)	$133,339	$147,371	$125,131	$130,255	$130,872
Net cash provided by operating activities	98,518	86,770	60,805	84,969	91,308
Net cash (used in) provided by investing activities	(97,913)	3,048	5,351	(12,787)	(29,383)
Net cash used in financing activities	(6,689)	(82,999)	(67,731)	(71,063)	(60,719)
Operating Data:
Number of branches (at year end)	94	91	86	87	84
Lease fleet units (at year end)	273,748	257,208	245,499	237,628	234,728
Lease fleet utilization (annual average)	75.0%	59.2%	53.4%	57.1%	60.0%
Lease revenue growth (reduction) from prior year	n/a	(8.6)%	(13.1)%	7.2%	7.9%
Operating margin	24.5%	28.5%	27.1%	26.2%	24.8%
Net income margin	6.4%	7.9%	4.0%	8.5%	9.0%
EBITDA margin(3)	32.2%	38.8%	37.9%	36.1%	34.3%

	At December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Lease fleet, net	$1,078,156	$1,055,328	$1,028,403	$1,018,742	$1,031,589
Total assets	1,798,581	1,753,488	1,715,767	1,707,500	1,727,560
Total debt	907,206	824,246	771,402	696,472	643,343
Convertible preferred stock, at liquidation preference values	153,990	147,427	147,427	—	—
Stockholders’ equity	488,327	542,551	563,495	753,914	809,519

Reconciliations of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
EBITDA(1)	$133,339	$147,371	$125,131	$130,255	$130,872
Interest paid	(33,032)	(54,817)	(56,582)	(42,683)	(35,145)
Income and franchise taxes paid	(667)	(1,055)	(823)	(816)	(831)
Provision for restructuring charge	5,626	—	—	—	—
Goodwill impairment	13,356	—	—	—	—
Share-based compensation expense	5,656	5,782	6,292	6,456	9,575
Gain on sale of lease fleet units	(9,849)	(11,661)	(10,045)	(13,800)	(11,781)
Loss (gain) on disposal of property, plant and equipment	567	52	34	91	(130)
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	2,201	21,327	(2,077)	(4,148)	(2,899)
Inventories	7,655	3,691	2,506	(1,242)	1,352
Deposits and prepaid expenses	177	3,412	1,486	1,067	537
Other assets and intangibles	381	172	(200)	(33)	(161)
Accounts payable and accrued liabilities	(26,892)	(27,504)	(4,917)	9,822	(440)

Net cash provided by operating activities	$98,518	$86,770	$60,805	$84,969	$90,949

Reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands except percentages)
Net income	$26,412	$29,918	$13,245	$30,596	$34,178
Interest expense	48,962	59,027	56,096	46,200	37,339
Income taxes	26,198	19,344	8,555	16,460	18,467
Depreciation and amortization	31,767	39,082	35,686	35,665	36,187
Debt restructuring/extinguishment expense	—	—	11,024	1,334	2,812
Deferred financing costs write-off	—	—	525	—	1,889

EBITDA(1)	133,339	147,371	125,131	130,255	130,872
Integration, merger and restructuring expenses(4)	24,427	11,305	4,014	1,361	7,133
Goodwill impairment(5)	13,356	—	—	—	—
Acquisition expenses(6)	—	—	—	610	139
Other(7)	—	835	275	1,406	151

Adjusted EBITDA(2)	$171,122	$159,511	$129,420	$133,632	$138,295

EBITDA margin(3)	32.2%	38.8%	37.9%	36.1%	34.3%

Adjusted EBITDA margin(3)	41.3%	42.0%	39.2%	37.0%	36.3%

(1)	EBITDA, as further discussed below, is defined as net income before interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our Credit Agreement.

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

•

Debt restructuring or extinguishment expense — debt restructuring and extinguishment expenses, including any write-off of deferred financing costs, are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

(2)	Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period over period results without regard to transactions that potentially distort the performance of our core business operating results.
(3)	EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin in the selected financial data under “Operating Data” so as not to imply that more emphasis be placed on this measure than the corresponding GAAP measure.
(4)	Integration, merger and restructuring expenses include costs we incurred in connection with the MSG acquisition, the expenses incurred with the restructuring of our manufacturing operations and other restructuring initiatives.
(5)	Goodwill impairment represents a non-cash charge for a portion of our goodwill relating to our U.K. and The Netherlands operations.
(6)	Acquisition expenses represent acquisition activity costs. Prior to 2011, these expenses were capitalized under the then current accounting guidelines for acquisitions we completed.
(7)	Other includes the cost of one-time expenses in 2009 and 2010 primarily related to a class action settlement. In 2011, these expenses primarily include start-up costs related to our new locations and asset repositioning expenses. Prior to 2011, start-up costs and repositioning expenses were not as material as we primarily expanded our geographic areas by traditional acquisitions where lease units were already in service and demand for repositioning fleet units was not as strong compared to 2011. In 2012, these expenses relate to estimated losses to our assets due to natural disasters in the southern U.S.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion on financial results below has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 of the Consolidated Financial Statements included in this Annual Report for detailed discussion.

Overview

Executive Summary

With an improving economy, our leasing revenue increased approximately 7.9% from the 2011 level and we continued to keep our business right-sized, allowing us to maintain a strong adjusted EBITDA margin of 36.3% during 2012. We have been cash flow positive for 20 consecutive quarters and have used this positive cash flow to pay down debt of approximately $289.0 million since June 30, 2008.

Our level of business started to improve on a year over year basis by the fourth quarter of 2010, with signs of moderate economic recovery beginning in 2011. Our leasing revenues and total revenues improved quarter over quarter in 2011 and 2012, compared to the same period in the prior year. We continued to enact selective price increases, focusing on both new and existing customers that had units out on rent for an extended period of time, and to date we have observed no measurable difference in the attrition rates for these customers.

We continue to optimize our hybrid sales model incorporating a local, as well as centralized component, with both groups incentivized on the basis of performance. The sales personnel at our branches primarily focus on construction customers who tend to be large multi-unit customers that benefit from local service, while those in our NSC in Tempe, Arizona target the balance of our customers, which includes single-unit customers. We also have a similar model in Europe.

We monitor our business activity levels through a variety of metrics that we use to determine the optimal efficiencies for our drivers, dispatchers, managers, salespeople and corporate staff needed while continuing our focus on customer service and sales activity levels.

In 2009, we converted a number our branches to operational yards by leveraging our branch management to cover more than one market, which allowed us to lower the cost structure of these locations. As our business began to stabilize from the economic downturn in 2010, we began entering additional markets through three greenfield operational yards where we redeployed existing fleet to these new locations. With growth returning to our business in 2011, we opened an additional ten greenfield locations and entered two additional locations in 2011 by acquiring market leaders through traditional acquisitions just prior to year end. In 2012, we entered four new markets through greenfield expansions, combined two branches in the U.K. into one location, converted two full service branches in the U.S. into low-cost operational yards and completed one acquisition which became part of an existing branch. At December 31, 2012, we operated in 136 locations throughout North America and Europe and believe we can expand to more than 50 new markets in North America.

We believe these continued growth efforts, together with managing working capital and controls over capital expenditures, will allow us to generate free cash flow in 2013. In 2012, we reduced our debt by $53.7 million, after payment of $10.6 million in financing costs for the new Credit Agreement and redemption premiums on the 6.875% Senior notes due 2015, and had $449.2 million of unused borrowing capacity under our Credit Agreement as of December 31, 2012.

Our focus is on revenue growth at both our existing and new locations as we continue our sophisticated sales campaign strategies at our NSC and branches. We intend to accomplish this in part through increasing sales personnel accountability through our disciplined sales processes, which we believe gives us a significant competitive advantage.

General

We are the world’s leading provider of portable storage solutions, through a total lease fleet of over 234,700 units at December 31, 2012. We operate in 136 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base across various industries.

We derive approximately 89.4% of our revenues from leasing our portable storage containers, security office units and mobile office units. We also sell new and used portable storage containers, security office units and mobile office units. In addition, we provide delivery, installation and other ancillary products and services to our customers. Our sales revenues represented 10.0% of total revenues in 2012.

On June 27, 2008, we acquired the outstanding shares of our largest competitor, MSG, and MSG became a wholly-owned subsidiary of Mobile Mini. We refer to this transaction as “the Merger” or “the MSG acquisition” throughout this Annual Report. The MSG acquisition was the largest acquisition we have completed and significantly expanded the number of our geographic locations in both the U.S. and the U.K. and also expanded our presence in a number of existing markets. Following the Merger, we implemented our business model across the newly acquired MSG branches. This enabled us to close locations and combine branch management in overlapping markets as well as reposition our lease fleet to align with customer demand. Our consolidated statements of income for the periods reported include certain estimated expenses expected or incurred related to integration of the MSG acquisition and restructuring charges related to restructuring of our manufacturing operations as a result of the MSG acquisition.

Prior to the acquisition of MSG, we grew both organically and through smaller acquisitions, which we used to gain a presence in new markets. Traditionally, we enter new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. Given our current utilization levels, we are primarily entering new markets by migrating idle fleet to new low-cost greenfield operational yards and occasionally by acquiring an existing business when the right economic conditions are present. These greenfield operational yards do not have all the overhead associated with a fully staffed branch as they typically only have a sales representative, drivers and yard personnel to handle deliveries and pick-ups of our fleet. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after several years. The costs associated with opening a greenfield operational yard are lower than a fully staffed branch which should have a comparatively positive effect on margins.

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

The level of non-residential construction activity is an important external factor that we examine to access market trends and determine the direction of our business. Because of the degree of our operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Beginning in the second quarter of 2008, the level of our construction related business slowed down and then declined. This decline continued and adversely affected our results of operations. Our construction related business is slowly returning to pre-2009 levels. The level of our construction business began to increase in 2010. In each of 2011 and 2012, it improved year over year, compared to the prior year. Customers in the construction industry represented approximately 33% and 32% of our leased units at December 31, 2012 and 2011, respectively.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goals are to increase operating margins as we continue to grow leasing revenues.

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

In managing our business, we measure our adjusted EBITDA margins from year to year based on the size of the branch. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new branch or operational yard, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales team and developing our marketing and advertising programs. A new location will have lower adjusted EBITDA margins in its early years until the branch increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a branch is expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

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

During the last five fiscal years, our annual utilization levels averaged 60.6% and ranged from a low of 53.4% in 2010 to a high of 75.0% in 2008. Average lease fleet utilization in 2012 increased 2.9% to 60.0% from 57.1% in 2011. Historically, our average utilization has been somewhat seasonal with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Revenues:
Leasing	89.4%	89.2%	89.2%	87.4%	89.4%
Sales	10.0	10.2	10.0	11.9	10.0
Other	0.6	0.6	0.8	0.7	0.6

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	6.8	6.8	6.7	7.5	6.2
Leasing, selling and general expenses	51.9	51.4	54.2	56.1	57.6
Integration, merger and restructuring expenses	5.9	3.0	1.2	0.4	1.9
Goodwill impairment	3.2	—	—	—	—
Depreciation and amortization	7.7	10.3	10.8	9.8	9.5

Total costs and expenses	75.5	71.5	72.9	73.8	75.2

Income from operations	24.5	28.5	27.1	26.2	24.8
Other income (expense):
Interest income	—	—	—	—	—
Interest expense	(11.8)	(15.5)	(17.0)	(12.8)	(9.8)
Debt extinguishment/restructuring expense	—	—	(3.3)	(0.4)	(0.7)
Deferred financing costs write-off	—	—	(0.2)	—	(0.5)
Foreign currency exchange	—	—	—	—	—

Income before provision for income taxes	12.7	13.0	6.6	13.0	13.8
Provision for income taxes	6.3	5.1	2.6	4.5	4.8

Net income	6.4%	7.9%	4.0%	8.5%	9.0%

Twelve Months Ended December 31, 2012, Compared to Twelve Months Ended December 31, 2011

Total revenues in 2012 increased $19.9 million, or 5.5%, to $381.3 million from $361.3 million in 2011. Leasing, our primary revenue focus, accounted for approximately 89.4% of total revenues during 2012. Leasing revenues in 2012 increased $25.0 million, or 7.9%, to $340.8 million from $315.7 million in 2011. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent. Yield increased 4.5% over the prior year and was driven by higher trucking and ancillary revenues and also included an increase in the average annual rental rate of 1.5%. In 2012, leasing revenues increased primarily as the result of an improving economic environment. Revenues from the sale of portable storage and office units decreased $4.5 million, or 10.6%, to $38.3 million in 2012 from $42.8 million in 2011 and reflects a lower volume of units sold, driven by market demand. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.6% and 0.7% of total revenues in 2012 and 2011, respectively.

Cost of sales is the cost related to our sales revenue only. Cost of sales was 61.6% and 63.2% of sales revenue in 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling margin, compared to 2011.

Leasing, selling and general expenses increased $17.1 million, or 8.4%, to $219.7 million in 2012 from $202.6 million in 2011. Leasing, selling and general expenses, as a percentage of total revenues, were 57.6% and 56.1% in 2012 and 2011, respectively. Our consumer initiative program, that was terminated in August 2012, accounted for $4.5 million of these additional expenses. Excluding the consumer initiative, leasing, selling and general expenses would have increased $12.6 million, to $215.2 million, or 6.2% compared to 2011.This increase is primarily due to variable costs associated with an increased level of business activity. Excluding the consumer initiative, the major increases in leasing, selling and general expenses for 2012 were: (i) payroll and related payroll costs increased by $3.9 million as a result of more leasing activity, annual merit increases and a higher level of performance compensation achieved, (ii) delivery and freight costs increased $2.5 million due to an increase in delivery activity of units and the deployment of units to our four new locations in 2012, (iii) repairs and maintenance expenses of our lease fleet and delivery equipment increased $2.0 million as a result of an increase in delivery activity in both our core business and holiday rental business, and (iv) insurance costs increased $1.9 million primarily related to higher claims. Fixed costs for building and land leases for our locations, including real property taxes, increased $1.1 million primarily due to contractual rate increases, new market locations and property tax increases and advertising expense decreased $0.9 million.

Integration, merger and restructuring expenses for 2012 were $7.1 million, compared to $1.4 million in 2011. In 2012, these costs included the consumer initiative program (approximately $0.7 million) that was terminated in August 2012 and a transition of leadership (approximately $5.1 million pursuant to an employment agreement and a separation agreement) whereby our President and Chief Executive Officer stepped down from such positions and as a member of our Board of Directors effective December 23, 2012. Other costs in 2012 and 2011 primarily represented costs associated with reductions in our workforce.

Adjusted EBITDA increased $4.7 million, or 3.5%, to $138.3 million, compared to $133.6 million in 2011. Adjusted EBITDA margins were 36.3% and 37.0% of total revenues for 2012 and 2011, respectively. Expenses prior to terminating our consumer initiative program adversely impacted adjusted EBITDA in 2012 by approximately $4.2 million. Excluding this charge, adjusted EBITDA would have increased $8.9 million to $142.5 million, compared to 2011, and adjusted EBITDA margin would have been approximately 37.4%.

Depreciation and amortization expenses remained relatively the same at $36.2 million in 2012 and $35.7 million in 2011. Our depreciation expense relates to property, plant and equipment, primarily trucks, forklifts and trailers to support the lease fleet, the customized ERP, CRM and other systems to enhance our reporting environment together with our lease fleet depreciation expense. Depreciation expense for 2012 increased $1.2 million and was partially offset by a decrease in amortization of intangible assets by $0.7 million.

Interest expense decreased $8.9 million, or 19.2%, to $37.3 million in 2012 from $46.2 million in 2011. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2012, compared to 2011, principally due to the use of operating cash flow to reduce our debt over the past year as well as a lower weighted average interest rate. In August 2012, we redeemed $150.0 million aggregate principal balance outstanding of our 6.875% senior notes due 2015 (the “2015 Notes”) by drawing down funds under our lower variable interest rate Credit Agreement. The redemption of these notes is estimated to produce in excess of $6.6 million in annualized interest savings based on our current Credit Agreement borrowing rate and debt level. Our average annual debt outstanding decreased $53.9 million, or 7.3%, compared to the same period last year. The annual weighted average interest rate on our debt was 5.0% for 2012, compared to 5.7% for 2011, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the annual weighted average interest rate was 5.5% in 2012 and 6.3% in 2011.

Debt restructuring expense in 2012 was $2.8 million and related to the redemption of the 2015 Notes, representing the redemption premiums and the write-off of the unamortized original issuance discount related to such redeemed notes. Debt restructuring expense in 2011 was $1.3 million, which related to the redemption of $22.3 million aggregate principal balance outstanding of our 9.75% senior notes due 2014 (the “MSG Notes”) and represents the redemption premiums and the write-off of the unamortized acquisition date discount related to such redeemed notes.

Deferred financing costs write-off in 2012 of $1.9 million represents the unamortized deferred financing costs associated with the redemption of the 2015 Notes in August 2012 and a portion of the deferred financing costs associated with our prior $850.0 million credit agreement, which was replaced in February 2012 with our $900.0 million Credit Agreement.

Our annual effective tax rate was 35.1% for 2012, compared to 35.0% for 2011. In July 2012 and 2011, the U.K’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.1 million and $0.9 million in 2012 and 2011, respectively. Our 2012 consolidated tax provision includes the enacted tax rates for our operations in the U.S., Canada, the U.K. and The Netherlands. See Note 8 to the Consolidated Financial Statements for a further discussion on income taxes.

Net income in 2012 increased 11.7% to $34.2 million, compared to $30.6 million in 2011. Net income includes $1.1 million and $0.9 million in 2012 and 2011, respectively, due to the U.K.’s reduction in the corporate tax rates discussed above. Net income in 2012 and 2011 was also negatively impacted by $4.7 million and $1.3 million (approximately $2.9 million and $0.8 million after tax), respectively, related to debt restructuring expense and deferred financing costs write-off discussed above. Net income results also include integration, merger and restructuring expenses of $7.1 million and $1.4 million (approximately $4.4 million and $0.9 million after tax) for 2012 and 2011, respectively.

At December 31, 2012, we had a federal net operating loss carryforward of approximately $304.8 million, which expires, if unused, from 2018 to 2031. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Twelve Months Ended December 31, 2011, Compared to Twelve Months Ended December 31, 2010

Total revenues in 2011 increased $31.0 million, or 9.4%, to $361.3 million from $330.3 million in 2010. Leasing revenue accounted for approximately 87.4% of total revenues during 2011. Leasing revenues in 2011 increased $21.1 million, or 7.2%, to $315.7 million from $294.6 million in 2010. This increase in leasing revenues is due to an increase in the number of deliveries and units on rent. Yield increased 4.8% over the prior year and was driven by higher trucking and ancillary revenues, and also included an increase in the average annual rental rate of 0.8%. In 2011, both leasing and sales revenues increased primarily as the result of an improving economic environment. Revenues from the sale of portable storage and office units increased $9.6 million, or 29.2%, to $42.8 million in 2011 from $33.2 million in 2010. The increase in sales revenues reflects higher average selling prices as well as an increase in the sale of custom units. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.7% and 0.8% of total revenues in 2011 and 2010, respectively.

Cost of sales is the cost related to our sales revenue only. Cost of sales was 63.2% and 66.3% of sales revenue in 2011 and 2010, respectively. Due to a stronger business climate and shortage of ISO containers in the ports, we sold units at higher average selling prices, compared to 2010.

Leasing, selling and general expenses increased $23.4 million, or 13.1%, to $202.6 million in 2011 from $179.2 million in 2010. Leasing, selling and general expenses, as a percentage of total revenues, were 56.1% and 54.2% in 2011 and 2010, respectively. This increase is primarily due to variable costs associated with an increased level of business activity. The major increases in leasing, selling and general expenses for 2011 were: (i) delivery and freight costs increased $7.6 million due to an increase in delivery activity of units and the relocation of fleet units to higher growth markets, including the deployment of units to our twelve new locations in 2011, (ii) payroll and related payroll costs increased by $7.7 million primarily due to additional yard personnel, drivers and sales commissions due to increased deliveries and the cost of fully staffing the NSC as well as strategic hires in sales and new market locations and (iii) repairs and maintenance expenses of our lease fleet and delivery equipment increased $4.8 million as a result of an increase in delivery activity in both our core business and holiday rental business. Fixed costs for building and land leases for the our locations, including real property taxes, increased $1.7 million primarily due to contractual rate increases, new market locations and property tax increases.

Integration, merger and restructuring expenses for 2011 were $1.4 million, compared to $4.0 million in 2010. These costs primarily represent costs associated with reductions to our workforce.

Adjusted EBITDA increased $4.2 million, or 3.3%, to $133.6 million, compared to $129.4 million for the same period in 2010, and adjusted EBITDA margins were 37.0% and 39.2% of total revenues for 2011 and 2010, respectively.

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

Interest expense decreased $9.9 million, or 17.6%, to $46.2 million in 2011 from $56.1 million in 2010. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2011, compared to 2010, principally due to the use of operating cash flow to reduce our debt over the past year. Our average annual debt outstanding decreased $62.5 million, or 7.8%, compared to the same period last year. Additionally, we redeemed $22.3 million of our 9.75% senior notes in the first quarter of 2011, and, in 2010, we replaced $176.6 million of the 9.75% senior notes with $200.0 million 7.875% senior notes. The annual weighted average interest rate on our debt was 5.7% for 2011, compared to 6.5% for 2010, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the annual weighted average interest rate was 6.3% in 2011 and 7.1% in 2010.

Debt restructuring expense was $1.3 million and $11.0 million in 2011 and 2010, respectively. This expense relates to the redemption of $22.3 million and $176.6 million in 2011 and 2010, respectively, of our 9.75% senior notes and represents the early tender offer and related consent premiums and the write-off of remaining unamortized acquisition date discount related to the notes redeemed.

Deferred financing costs write-off in 2010 of $0.5 million represents that portion of deferred financing costs associated with our $50.0 million reduction in our prior credit agreement.

Our annual effective tax rate was 35.0% for 2011, compared to 39.2% for 2010. In July 2011, the U.K’s government finalized a reduction of the corporate tax rate. This change reduced our deferred tax liability in the U.K. by approximately $0.9 million in 2011. Our 2011 consolidated tax provision includes the enacted tax rates for our operations in the U.S., Canada, the U.K. and The Netherlands.

Net income in 2011 increased 131.0% to $30.6 million, compared to $13.2 million in 2010. Net income in 2011 includes $0.9 million for the U.K.’s reduction in the corporate tax rate discussed above. Net income in 2011 and 2010 was also negatively impacted by $1.3 million and $11.5 million (approximately $0.8 million and $7.1 million after tax), respectively, related to debt restructuring expense and deferred financing costs-write-off discussed above. Net income results also include integration, merger and restructuring expenses of $1.4 million and $4.0 million (approximately $0.9 million and $2.5 million after tax) for 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little recurrent maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. For the past five years, we were cash flow positive (after capital expenditures but excluding the Merger).

During the past four years, our capital expenditures and acquisitions have been funded by our cash flow from operations. Our cash flow from operations is generally weaker during the first quarter of each fiscal year, when customers who leased containers for holiday storage return the units and as a result of seasonal weather in certain of our markets. Since 2008, we have significantly reduced our capital expenditures and were able to fund any capital expenditures with cash flow from operations. We expect this trend to continue in 2013. As our utilization and demand for certain product types increases, we may spend more to meet those demands, as was the case in the U.K. during 2012. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into our new $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and replaced our $850.0 million credit agreement, dated June 27, 2008, as amended. All amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2012, we had $442.4 million of borrowings outstanding and $449.2 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of December 31, 2012 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The initial applicable margins for each type of loan were 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, the applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Based on the pricing grid at December 31, 2012, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

Senior Notes. At December 31, 2012, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”). Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year. The $150.0 million outstanding principal balance of the 2015 Notes was fully redeemed on August 2, 2012. We drew upon our Credit Agreement to fund the redemption.

Operating Activities. Net cash provided by operating activities was $90.9 million, compared to $85.0 million in 2011 and $60.8 million in 2010. The $5.9 million increase in cash provided by operating activities in 2012 compared to 2011 was primarily attributable to an increase in net income, after giving effect to non-cash items, partially offset by an increase in working capital. In 2012, working capital was primarily affected by a decrease in accounts payable caused by the timing of scheduled payments compared to the prior year. The $24.2 million increase in cash provided by operating activities in 2011 compared to 2010 was primarily attributable to an increase in net income, after giving effect to non-cash items, and to a lesser extent, reduction in accounts payable and accrued liabilities in 2011 compared to the prior year. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2012, we had a federal net operating loss carryforward of approximately $304.8 million and a net deferred tax liability of $197.9 million.

Investing Activities. Net cash used in investing activities was $29.4 million in 2012, compared to net cash used of $12.8 million in 2011 and cash provided of $5.4 million in 2010. In 2012, we acquired a business for a payment of $3.6 million, compared to acquisitions of $7.8 million in 2011. We did not have any acquisitions in 2010. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, was $14.6 million in 2012, compared to net cash proceeds of $6.4 million and $13.8 million in 2011 and 2010, respectively. Our lease fleet capital expenditures, net of proceeds from sale of lease fleet units, increased in 2012 as we added lease fleet to higher utilization markets, primarily in the U.K. Our capital expenditures for our lease fleet increased in 2011, as we acquired and remanufactured more units with the increased level of our leasing activity and prepared units for lease at the 13 new locations. Proceeds from sale of lease fleet units decreased 18.9%, compared to 2011, and increased 25.4% in 2011, compared to 2010. Additions to the lease fleet primarily included remanufacturing of prior acquisition units and manufactured steel offices. During the past several years, we have continued the customization of our fleet, enabling us to differentiate our products from our competitors’ products, and we have complimented our lease fleet by adding steel security offices. We anticipate our near term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease as well as adding lease fleet in higher utilization markets, including the U.K. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $11.2 million in 2012, $11.4 million in 2011 and $8.4 million in 2010. The expenditures for property, plant and equipment in 2012 were primarily for replacement of our transportation equipment and upgrades to technology equipment. The expenditures for property, plant and equipment in 2011 were primarily for delivery equipment, technology and communication improvements and improvements to our branch locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for replacements to enhance our computer information and communication systems. Our maintenance capital replacements were approximately $5.5 million in 2012, $3.5 million in 2011 and $2.2 million in 2010.

Financing Activities. Net cash used in financing activities was $60.7 million in 2012, compared to $71.1 million in 2011 and $67.7 million in 2010. In 2012, reductions in our net borrowings under our Credit Agreement was $52.8 million, before giving effect to redeeming $150.0 million aggregate principal amount of the 2015 Notes. In connection with the redemption of the 2015 Notes, we incurred approximately $2.6 million in redemption premiums. Additionally in 2012, we incurred financing costs of approximately $8.1 million for the new Credit Agreement entered into on February 22, 2012. In 2011, we reduced our net borrowings under our prior credit agreement by $51.7 million in addition to redeeming $22.3 million principal amount of MSG Notes. In connection with the redemption of the MSG Notes we incurred approximately $1.1 million in tender premiums. In November 2010, we received approximately $195.1 million in net proceeds from the issuance of the 2020 Notes, which we used to redeem $170.6 million in principal amount of MSG Notes. In conjunction with the redemption of the MSG Notes, we incurred approximately $8.9 million in tender and consent premiums. Earlier in 2010, we redeemed $6.0 million of the MSG Notes. In 2010, we reduced our net borrowings under our prior credit agreement by $76.8 million in addition to reducing other net debt obligations by $2.3 million. We received $3.6 million, $5.3 million and $1.7 million from the exercises of employee stock options and the related tax benefits in 2012, 2011 and 2010, respectively. As of December 31, 2012, we had $442.4 million of borrowings outstanding under our Credit Agreement and approximately $449.2 million of additional borrowings were available to us under such agreement.

Hedging Activities. Interest rate swap agreements are the only instruments that we have used to manage our interest rate fluctuations affecting our variable rate debt. We historically have entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2012 and December 31, 2011, we did not have any outstanding interest rate swap agreements.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement and $200.0 million aggregate principal amount of the 2020 Notes, together with other primarily unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years; (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price and (iii) office related equipment.

At December 31, 2012, primarily in connection with securing of our insurance policies, we provided certain insurance carriers and others with approximately $8.4 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capitalized lease obligations from time to time. At December 31, 2012, we had $0.6 million in capital lease obligations.

The table below provides a summary of our contractual commitments as of December 31, 2012. The operating lease amounts include certain real estate leases that expire in 2012, but have lease renewal options that we currently anticipate to exercise in 2012 at the end of the initial lease period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Revolving credit facility	$442,391	$—	$—	$442,391	$—
Scheduled interest payment obligations under our revolving credit facility(1)	41,224	9,945	19,890	11,389	—
Senior Notes	200,000	—	—	—	200,000
Scheduled interest payment obligations under our Senior Notes(2)	118,125	15,750	31,500	31,500	39,375
Notes Payable	310	310	—	—	—
Scheduled interest payment obligations under our Notes Payable(2)	4	4	—	—	—
Obligations under capital leases	642	389	253	—	—
Scheduled interest payment obligations under our capital leases(3)	48	35	13	—	—
Operating leases(4)	60,420	18,764	24,898	11,689	5,069

Total contractual obligations	$863,164	$45,197	$76,554	$496,969	$244,444

(1)	Scheduled interest rate obligations under our revolving credit facility, which is subject to a variable rate of interest, were calculated using our weighted average rate of 2.25% at December 31, 2012.
(2)	Scheduled interest rate obligations under our Senior Notes and other long-term debt were calculated using stated rates.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 5.9% to 8.0%.
(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

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

Revenue Recognition. We recognize revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance. We generate revenue from the leasing of portable storage containers and office units, as well as other services such as pickup and delivery. In most instances, we provide some of the above services under the terms of a single customer lease agreement. We also generate revenue from the sale of containers and office units.

Our lease arrangements typically include lease deliverables such as the lease of container or office unit and ancillary charges related to the leased container or office unit during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based on the price of those deliverables when sold separately (vendor-specific objective evidence). Because delivery and pick-up services are not sold separately by us, the estimated selling price of those deliverables is based on prices charged for similar services provided by other vendors (third party evidence of fair value).

The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Such revenues from leases are billed in advance and recognized as earned, on a straight line basis over the lease period specified in the associated lease agreement. Lease agreement terms typically span several months or longer. Because the term of the agreements can extend across financial reporting periods, when leases are billed in advance, we defer recognition of revenue and record unearned leasing revenue at the end of reporting period so that rental revenue is included in the appropriate period. Transportation revenue from container and mobile office delivery service is recognized on the delivery date and is recognized for pick-up service when the container or office unit is picked-up.

We recognize revenues from sales of containers and office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with its customers.

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $2.0 million of total unrecognized compensation costs related to stock options at December 31, 2012 that are expected to be recognized over a weighted average period of 2.4 years and $12.3 million of total unrecognized compensation costs related to nonvested share-awards at December 31, 2012 that are expected to be recognized over a weighted average period 2.9 years. See Note 10 to the Consolidated Financial Statements for a further discussion of share-based compensation.

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

	Years Ended December 31,
	2011	2012
	(In thousands except per share data)
As reported:
Net income	$30,596	$34,178
Diluted EPS	$0.69	$0.76
As adjusted for change in estimates:
Net income	$30,165	$33,825
Diluted EPS	$0.68	$0.75

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

We operate in two reportable segments, which are comprised of three operating segments that also represent our reporting units (North America, the U.K. and The Netherlands). All of our goodwill was allocated between these three reporting units. At December 31, 2012, only North America and the U.K. have goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

In assessing the fair value of the reporting units, we consider both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach is given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2012, management assessed qualitative factors and determined it is more likely than not each of our two reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

Impairment of Long-Lived Assets. We review property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. There were no indicators of impairment at December 31, 2011 and 2012.

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

	Residual Value	Useful Life in Years	2011	2012
	(In thousands except per share data)
As Reported:	55%	30
Net income			$30,596	$34,178
Diluted EPS			$0.69	$0.76
As adjusted for change in estimates:	70%	20
Net income			$30,596	$34,178
Diluted EPS			$0.69	$0.76
As adjusted for change in estimates:	62.5%	25
Net income			$30,596	$34,178
Diluted EPS			$0.69	$0.76
As adjusted for change in estimates:	50%	20
Net income			$24,564	$28,044
Diluted EPS			$0.55	$0.62
As adjusted for change in estimates:	47.5%	35
Net income			$30,596	$34,178
Diluted EPS			$0.69	$0.76
As adjusted for change in estimates:	40%	40
Net income			$30,596	$34,178
Diluted EPS			$0.69	$0.76
As adjusted for change in estimates:	30%	25
Net income			$22,754	$26,204
Diluted EPS			$0.51	$0.58
As adjusted for change in estimates:	25%	25
Net income			$21,548	$24,977
Diluted EPS			$0.48	$0.55

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

At December 31, 2012, we had a $1.1 million valuation allowance and $131.5 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 14 years beginning in 2018, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2012, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

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

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which deferred the effective date of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. This amendment is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements and related disclosures.

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

Interest Rate Swap Agreement. At December 31, 2012, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial arrangements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2012:

	At December 31,						Total at December 31,	Total Fair Value at December 31,
	2013	2014	2015	2016	2017	Thereafter	2012	2012
	(In thousands, except percentages)
Debt:
Fixed rate	$699	$253	$ —	$—	$ —	$200,000	$200,952	$219,952
Average interest rate							7.43%
Floating rate	$—	$ —	$ —	$—	$442,391	$—	$442,391	$442,391
Average interest rate							2.25%
Operating leases:	$18,763	$14,855	$10,044	$6,967	$4,722	$5,069	$60,420

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2013

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2011	2012
ASSETS
Cash	$2,860	$1,937
Receivables, net of allowance for doubtful accounts of $2,536 and $2,675 at December 31, 2011 and December 31, 2012, respectively	47,102	50,644
Inventories	20,803	19,534
Lease fleet, net	1,018,742	1,031,589
Property, plant and equipment, net	79,875	80,822
Deposits and prepaid expenses	7,338	6,858
Other assets and intangibles, net	16,862	17,868
Goodwill	513,918	518,308

Total assets	$1,707,500	$1,727,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$19,484	$18,287
Accrued liabilities	58,401	58,485
Lines of credit	345,149	442,391
Notes payable	316	310
Obligations under capital leases	1,289	642
Senior Notes, net of discount of $282 and $0 at December 31, 2011 and December 31, 2012, respectively	349,718	200,000
Deferred income taxes	179,229	197,926

Total liabilities	953,586	918,041

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized 47,787 issued and 45,612 outstanding at December 31, 2011 and 48,211 issued and 46,036 outstanding at December 31, 2012	478	482
Additional paid-in capital	508,936	522,372
Retained earnings	309,604	343,782
Accumulated other comprehensive loss	(25,804)	(17,817)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	753,914	809,519

Total liabilities and stockholders’ equity	$1,707,500	$1,727,560

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2010	2011	2012
Revenues:
Leasing	$294,591	$315,749	$340,797
Sales	33,156	42,842	38,281
Other	2,567	2,723	2,181

Total revenues	330,314	361,314	381,259

Costs and expenses:
Cost of sales	21,997	27,070	23,592
Leasing, selling and general expenses	179,164	202,621	219,658
Integration, merger and restructuring expenses	4,014	1,361	7,133
Depreciation and amortization	35,686	35,665	36,187

Total costs and expenses	240,861	266,717	286,570

Income from operations	89,453	94,597	94,689
Other income (expense):
Interest income	1	—	1
Interest expense	(56,096)	(46,200)	(37,339)
Debt restructuring expense	(11,024)	(1,334)	(2,812)
Deferred financing costs write-off	(525)	—	(1,889)
Foreign currency exchange loss	(9)	(7)	(5)

Income before provision for income taxes	21,800	47,056	52,645
Provision for income taxes	8,555	16,460	18,467

Net income	13,245	30,596	34,178
Earnings allocable to preferred stockholders	(2,502)	(966)	—

Net income available to common stockholders	$10,743	$29,630	$34,178

Earnings per share:
Basic	$0.31	$0.71	$0.77

Diluted	$0.30	$0.69	$0.76

Weighted average number of common and common share equivalents outstanding:
Basic	35,196	41,566	44,657

Diluted	43,829	44,569	45,102

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended December 31,
	2010	2011	2012
Net income	$13,245	$30,596	$34,178
Other comprehensive (loss) income:
Fair value change in derivatives, net of income tax expense of $2,291 and $862 in 2010 and 2011, respectively	3,623	1,324	—
Foreign currency translation adjustment, net of income tax (benefit) expense of ($126), ($56) and $64 in 2010, 2011 and 2012, respectively	(4,025)	(832)	7,987

Other comprehensive (loss) income	(402)	492	7,987

Comprehensive income	$12,843	$31,088	$42,165

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2011 and 2012

(In thousands)

	Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2010	8,191	$147,427	36,276	$385	$341,597	$265,763	$(25,894)	$(39,300)	$542,551
Net income	—	—	—	—	—	13,245	—	—	13,245
Other comprehensive loss	—	—	—	—	—	—	(402)	—	(402)
Exercise of stock options	—	—	160	1	1,860	—	—	—	1,861
Tax benefit shortfall on stock option exercises	—	—	—	—	(201)	—	—	—	(201)
Restricted stock grants	—	—	351	4	(4)	—	—	—	—
Share-based compensation	—	—	—	—	6,441	—	—	—	6,441

Balance, December 31, 2010	8,191	147,427	36,787	390	349,693	279,008	(26,296)	(39,300)	563,495
Net income	—	—	—	—	—	30,596	—	—	30,596
Other comprehensive income	—	—	—	—	—	—	492	—	492
Exercise of stock options	—	—	328	3	5,286	—	—	—	5,289
Tax benefit shortfall on stock option exercises	—	—	—	—	(2)	—	—	—	(2)
Preferred stock converted to common stock	(8,191)	(147,427)	8,191	82	147,347	—	—	—	147,429
Restricted stock grants	—	—	306	3	(3)	—	—	—	—
Share-based compensation	—	—	—	—	6,615	—	—	—	6,615

Balance, December 31, 2011	—	—	45,612	478	508,936	309,604	(25,804)	(39,300)	753,914
Net income	—	—	—	—	—	34,178	—	—	34,178
Other comprehensive income	—	—	—	—	—	—	7,987	—	7,987
Exercise of stock options	—	—	309	3	3,642	—	—	—	3,645
Tax benefit shortfall on stock option exercises	—	—	—	—	(3)	—	—	—	(3)
Restricted stock grants	—	—	115	1	(1)	—	—	—	—
Share-based compensation	—	—	—	—	9,798	—	—	—	9,798

Balance, December 31, 2012	—	$—	46,036	$482	$522,372	$343,782	$(17,817)	$(39,300)	$809,519

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2010	2011	2012
Cash Flows From Operating Activities:
Net income	$13,245	$30,596	$34,178
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	11,024	1,334	2,812
Deferred financing costs write-off	525	—	1,889
Provision for doubtful accounts	1,892	2,652	2,179
Amortization of deferred financing costs	3,693	4,075	3,217
Amortization of debt issuance discount	673	86	49
Amortization of long-term liabilities	272	230	167
Share-based compensation expense	6,292	6,456	9,575
Depreciation and amortization	35,686	35,665	36,187
Gain on sale of lease fleet units	(10,045)	(13,800)	(11,781)
Loss (gain) on disposal of property, plant and equipment	34	91	(130)
Deferred income taxes	7,720	16,067	18,107
Foreign currency loss	9	7	5
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,969)	(6,800)	(5,078)
Inventories	2,506	(1,242)	1,352
Deposits and prepaid expenses	1,486	1,067	537
Other assets and intangibles	(200)	(33)	(161)
Accounts payable	(700)	7,015	(1,884)
Accrued liabilities	(9,338)	1,503	(271)

Net cash provided by operating activities	60,805	84,969	90,949

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(7,783)	(3,563)
Additions to lease fleet, excluding acquisitions	(15,103)	(29,824)	(43,934)
Proceeds from sale of lease fleet units	28,860	36,201	29,358
Additions to property, plant and equipment	(8,555)	(11,498)	(12,741)
Proceeds from sale of property, plant and equipment	149	117	1,497

Net cash provided by (used in) provided by investing activities	5,351	(12,787)	(29,383)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(76,773)	(51,733)	97,242
Proceeds from issuance of 7.875% senior notes due 2020	200,000	—	—
Redemption of 9.75% senior notes due 2014	(176,578)	(22,272)	—
Redemption premiums of 9.75% senior notes due 2014	(8,955)	(1,086)	—
Redemption of 6.875% senior notes due 2015	—	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	—	—	(2,579)
Deferred financing costs	(4,964)	—	(8,075)
Proceeds from issuance of notes payable	466	394	398
Principal payments on notes payable	(1,303)	(367)	(403)
Principal payments on capital lease obligations	(1,485)	(1,288)	(947)
Issuance of common stock	1,861	5,289	3,645

Net cash used in financing activities	(67,731)	(71,063)	(60,719)

Effect of exchange rate changes on cash	1,469	107	(1,770)

Net (decrease) increase in cash	(106)	1,226	(923)
Cash at beginning of year	1,740	1,634	2,860

Cash at end of year	$1,634	$2,860	$1,937

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$56,582	$42,683	$35,145

Cash paid during the year for income and franchise taxes	$823	$816	$831

Interest rate swap changes in value credited to equity	$3,623	$1,324	$—

Convertible preferred stock conversion into common stock	$—	$147,427	$—

Equipment acquired through capital lease and financing obligations	$—	$—	$300

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, its Operations and Summary of Significant Accounting Policies

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company”, refer to Mobile Mini, Inc. At December 31, 2012, Mobile Mini has a fleet of portable storage and office units and operates throughout the U.S., Canada, the U.K. and The Netherlands. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue, including multiple element arrangements, in accordance with the provisions of applicable accounting guidance. The Company generates revenue from the leasing of portable storage containers and office units, as well as other services such as pickup and delivery. In most instances, the Company provides some of the above services under the terms of a single customer lease agreement. The Company also generates revenue from the sale of containers and office units.

The Company’s lease arrangements typically include lease deliverables such as the lease of container or office unit and ancillary charges related to the leased container or office unit during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based on the price of those deliverables when sold separately (vendor-specific objective evidence). Because delivery and pick-up services are not sold separately by the Company, the estimated selling price of those deliverables is based on prices charged for similar services provided by other vendors (third party evidence of fair value).

The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Such revenues from leases are billed in advance and recognized as earned, on a straight line basis over the lease period specified in the associated lease agreement. Lease agreement terms typically span several months or longer. Because the term of the agreements can extend across financial reporting periods, when leases are billed in advance, the Company defers recognition of revenue and records unearned leasing revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Transportation revenue from container and mobile office delivery service is recognized on the delivery date and is recognized for pick-up service when the container or office unit is picked-up.

The Company recognizes revenues from sales of containers and office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. The Company sells its products pursuant to sales contracts stating the fixed sales price with its customers.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revision of prior period financial statements

The Company has revised its accounting for revenue from charges to customers for picking up previously delivered units at the end of a lease. As a business practice, upon delivery of a leased unit to a customer, the Company bills the customer leasing and ancillary fees, as well as fees for both delivery and pickup (unless the customer makes other arrangements for delivery and pickup). Historically, the Company has recognized revenue from these delivery and pickup fees and also accrued estimated costs to pick up the units at the time of initial delivery. The Company has concluded that the recognition of pickup revenue at the time of the delivery was an error.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC 250, Accounting Changes and Error Corrections, SAB Topic 1.M, Assessing Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative error would be material if the entire correction was recorded in the fourth quarter of 2012, and would have impacted comparisons to prior periods. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. In addition to recording these correcting adjustments, the Company recorded other adjustments to prior period amounts to correct other immaterial out-of-period adjustments. The consolidated statement of stockholders’ equity was revised to reflect the cumulative effect of these adjustments resulting in a decrease to retained earnings and total stockholders’ equity of $5.1 million which is reflected in the beginning balance as of January 1, 2010.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The prior period financial statements including in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below.

Revised consolidated balance sheet amounts

	December 31, 2011
	As Previously Reported	Adjustment	As Revised
	(In thousands)
Goodwill	$514,469	$(551)	$513,918
Total assets	1,708,051	(551)	1,707,500
Accounts payable and accrued liabilities	67,218	10,667	77,885
Deferred income taxes	183,550	(4,321)	179,229
Total liabilities	947,240	6,346	953,586
Retained earnings	316,106	(6,502)	309,604
Accumulated other comprehensive loss	(25,409)	(395)	(25,804)
Total stockholders’ equity	760,811	(6,897)	753,914
Total liabilities and stockholders’ equity	1,708,051	(551)	1,707,500

Revised consolidated statements of operations amounts

	For the year ended December 31, 2010			For the year ended December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands except per share data)			(In thousands except per share data)
Leasing	$295,034	$(443)	$294,591	$318,863	$(3,114)	$315,749
Total revenues	330,757	(443)	330,314	364,428	(3,114)	361,314
Leasing, selling and general expenses	179,121	43	179,164	203,236	(615)	202,621
Total costs and expenses	240,818	43	240,861	267,332	(615)	266,717
Income from operations	89,939	(486)	89,453	97,096	(2,499)	94,597
Interest expense	(56,430)	334	(56,096)	(46,342)	142	(46,200)
Income before provision for income taxes	21,952	(152)	21,800	49,413	(2,357)	47,056
Provision for income taxes	8,443	112	8,555	17,549	(1,089)	16,460
Net income	13,509	(264)	13,245	31,864	(1,268)	30,596
Earnings allocable to preferred stockholders	(2,550)	48	(2,502)	(970)	4	(966)
Net income available to common stockholders	10,959	(216)	10,743	30,894	(1,264)	29,630
Earnings per share:
Basic	$0.31	$—	$0.31	$0.74	$(0.03)	$0.71
Diluted	$0.31	$(0.01)	$0.30	$0.71	$(0.02)	$0.69

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revised consolidated Statements of Comprehensive Income Amounts

	For the year ended December 31, 2010			For the year ended December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands)			(In thousands)
Net income	$13,509	$(264)	$13,245	$31,864	$(1,268)	$30,596
Fair value change in derivatives	3,417	206	3,623	1,316	8	1,324
Foreign currency	(3,613)	(412)	(4,025)	(738)	(94)	(832)
Other comprehensive (loss) income	(196)	(206)	(402)	578	(86)	492
Comprehensive income	13,313	(470)	12,843	32,442	(1,354)	31,088

Revised consolidated statement of cash flows that affected operating activities

	For the year ended December 31, 2010			For the year ended December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands)			(In thousands)
Net income	$13,509	$(264)	$13,245	$31,864	$(1,268)	$30,596
Deferred income taxes	7,736	(16)	7,720	17,211	(1,144)	16,067
Accounts payable and accrued liabilities	(10,318)	280	(10,038)	6,106	2,412	8,518

The above adjustments did not affect the totals of cash flows from operating, investing or financing activities.

Cost of Sales

Cost of sales in the Company’s consolidated statements of income includes only the costs for units it sells. Similar costs associated with the portable storage units that it leases are capitalized on its balance sheet under “Lease fleet”.

Advertising Costs

All non-direct-response advertising costs are expensed as incurred. Yellow page advertising is capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2011 and 2012, prepaid advertising costs were approximately $1.0 million and $0.6 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Advertising expense was $9.3 million, $9.5 million and $12.3 million in 2010, 2011 and 2012, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the Company’s large number of customers spread over a broad geographic area in many industry sectors. No single customer accounts for more than 10.0% of our receivables at December 31, 2011 and 2012. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Inventories at December 31 consisted of the following:

	2011	2012
	(In thousands)
Raw materials and supplies	$15,797	$14,654
Work-in-process	315	336
Finished portable storage units	4,691	4,544

Inventories	$20,803	$19,534

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company’s depreciation expense related to property, plant and equipment for 2010, 2011 and 2012 was $11.3 million, $12.1 million and $12.6 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the Consolidated Statements of Income.

Property, plant and equipment at December 31 consisted of the following:

	Estimated Useful Life in Years	2011	2012
		(In thousands)
Land		$11,079	$11,153
Vehicles and machinery	5 to 20	85,553	90,657
Buildings and improvements(1)	30	17,528	18,464
Office fixtures and equipment	5	28,442	30,743

		142,602	151,017
Less accumulated depreciation		(62,727)	(70,195)

Property, plant and equipment, net		$79,875	$80,822

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $49.5 million at December 31, 2011 and $51.6 million at December 31, 2012, excluding accumulated amortization of $32.6 million at December 31, 2011 and $33.7 million at December 31, 2012. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized on a straight-line basis, typically from five to 20 years, depending on its useful life. Intrinsic values assigned to customer relationships and trade names are amortized on an accelerated basis, typically over 15 years.

The following table reflects balances related to other assets and intangible assets for the years ended December 31:

	2011			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Deferred financing costs	$26,353	$(15,745)	$10,608	$28,072	$(14,495)	$13,577
Customer relationships	21,474	(15,608)	5,866	21,981	(18,030)	3,951
Trade names/trademarks	917	(914)	3	951	(951)	—
Non-compete agreements	274	(174)	100	175	(97)	78
Patents and other	439	(154)	285	454	(192)	262

Total	$49,457	$(32,595)	$16,862	$51,633	$(33,765)	$17,868

Amortization expense for deferred financing costs was approximately $3.7 million, $4.1 million and $3.2 million in 2010, 2011 and 2012, respectively. In addition, in 2012, we wrote off $1.9 million of deferred financing costs related to the redemption of our 6.875% senior notes due 2015 and our prior credit agreement. The annual amortization of deferred financing costs is expected to be, $2.8 million in 2013, $2.8 million in 2014, $2.8 million in 2015, $2.8 million in 2016, and $2.4 million thereafter.

Amortization expense for all other intangibles was approximately $4.0 million, $3.0 million and $2.3 million in 2010, 2011 and 2012, respectively. Based on the carrying value at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $1.5 million in 2013, $1.0 million in 2014, $0.7 million in 2015, $0.4 million in 2016 and $0.4 million thereafter.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and EPS for the years ended December 31:

	2010	2011	2012
	(In thousands except per share data)
Historical net income per share:
Numerator:
Net income	$13,245	$30,596	$34,178
Less: Earnings allocable to preferred stock	(2,502)	(966)	—

Net income available to common stockholders	$10,743	$29,630	$34,178

Basic EPS Denominator:
Common shares outstanding beginning of year	35,063	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended December 31	133	6,001	225

Denominator for basic net income per share	35,196	41,566	44,657

Diluted EPS Denominator:
Common shares outstanding beginning of year	35,063	35,565	44,432
Effect of weighting shares:
Weighted shares issued during the period ended December 31	133	6,001	225
Dilutive effect of stock options and nonvested share-awards during the period ended December 31	442	663	445
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31 (1)	8,191	2,340	—

Denominator for diluted net income per share	43,829	44,569	45,102

Basic earnings per share	$0.31	$0.71	$0.77

Diluted earnings per share	$0.30	$0.69	$0.76

(1)	The outstanding convertible preferred stock automatically converted into an aggregate of 8.2 million shares of common stock on April 14, 2011.

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.2 million, 1.2 million and 0.8 million shares in 2010, 2011 and 2012, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the years ended December 31:

	2010	2011	2012
	(In thousands)
Stock options	1,227	964	1,006
Nonvested share-awards	306	12	228

	1,533	976	1,234

Long Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company did not recognize any impairment losses in the years ended December 31, 2011 and 2012.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. The Company originally had assigned its goodwill to each of its three reporting units (North America, the U.K. and The Netherlands). At December 31, 2012, only North America and the U.K. have goodwill subject to impairment testing. The Company performs an annual impairment test on goodwill at December 31. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. In assessing the fair value of the reporting units, the Company considers both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditure, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2012, management assessed qualitative factors and determined it is more likely than not each of the Company’s reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

If the two step impairment test is necessary, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company would allocate the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. At December 31, 2012, $451.3 million of the goodwill relates to the North America reporting unit, and $67.0 million relates to the U.K. reporting unit.

The following table shows the activity and balances related to goodwill from January 1, 2011 to December 31, 2012:

Goodwill
(In thousands)
Balance at January 1, 2011 (1)	$510,868
Acquisitions	3,408
Foreign currency (2)	(107)
Adjustments (3)	(251)

Balance at December 31, 2011 (1)	513,918
Acquisitions	1,169
Foreign currency (2)	3,061
Adjustments (4)	160

Balance at December 31, 2012 (1)	$518,308

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $13.4 million.
(2)	Represents foreign currency translation adjustments related to the U.K. reporting unit.
(3)	Represents a favorable settlement of an exit cost accrued from the Mobile Storage Group (“MSG”) acquisition.
(4)	Represents adjustments to the fair values originally assigned to assets and liabilities assumed for the acquired businesses in December 2011.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility, notes payable and capital leases approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at December 31, 2011 and 2012 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note 2.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes”) and its $150.0 million aggregate principal amount of 6.875% senior notes (the “2015 Notes”) are based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note 2, as there is not an active market for such notes. The 2020 Notes and the 2015 Notes are collectively referred to herein as the “Senior Notes”.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Carrying value	$349,718		$200,000

Fair value	$354,000	$	_219,000

The $150.0 million aggregate principal amount of outstanding 2015 Notes at December 31, 2011 was fully redeemed in August 2012 and is no longer outstanding. The redemption of these notes resulted in a charge to the Company of $2.8 million for the redemption premiums and the unamortized original issuance discount in addition to $1.2 million for the write-off of deferred financing costs.

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $10.6 million and $13.6 million, net of accumulated amortization of $15.7 million and $14.5 million, at December 31, 2011 and 2012, respectively. Costs of obtaining long-term financing, including the Company’s Credit Agreement, are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates the effective interest method.

Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company may enter into interest rate swap agreements that convert its floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. At December 31, 2011 and 2012 the Company did not have any interest rate swap agreements.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to the Company’s derivatives.

Interest Rate Swap Agreements
Amount of Gain Recognized in Other Comprehensive Income on Derivatives
(In thousands)
December 31, 2011 (net of income tax expense of $862)	$1,324

Share-Based Compensation

At December 31, 2012, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and a half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, then the expense is recognized using the accelerated attribution method.

The Company uses the modified prospective method and does not recognize a deferred tax asset for any excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2011 and 2012, there were $0.3 million and $1.3 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once the Company’s net operating loss carryforward is utilized, these aggregate excess tax benefits, totaling $10.1 million, may be recognized in additional paid-in capital.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which deferred the effective date of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. This amendment is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not anticipate that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Level 1—Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3—Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2011 and 2012, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

(3) Lease Fleet

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured steel storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 30 years with an estimated residual value of 55%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers and other non-core assets are typically only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to its lease fleet for 2010, 2011 and 2012 was $20.8 million, $21.0 million and $21.3 million, respectively. At December 31, 2011 and 2012, all of the Company’s lease fleet units were pledged as collateral under the Credit Agreement (as defined herein) (see Note 4). Normal repairs and maintenance to the portable storage containers and mobile office units are expensed as incurred.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease fleet at December 31 consisted of the following:

	2011	2012
	(In thousands)
Steel storage containers	$611,679	$630,760
Offices	536,723	549,730
Van trailers	3,047	3,011
Other	2,829	3,332

	1,154,278	1,186,833
Accumulated depreciation	(135,536)	(155,244)

Lease fleet, net	$1,018,742	$1,031,589

(4) Lines of Credit

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The initial applicable margins for each type of loan were 2.25% for LIBOR loans and 1.25% for base rate loans for six months after February 22, 2012. Thereafter, the applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of December 31, 2012, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of December 31, 2012 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average interest rate under the lines of credit was approximately 3.7% in 2011 and 2.5% in 2012. The average outstanding balance was approximately $383.5 million and $391.4 million during 2011 and 2012, respectively. In 2012, the Company redeemed $150.0 million of the 2015 Notes by drawing down funds under the Credit Agreement. At December 31, 2012, the Company had approximately $442.4 million of borrowings outstanding and $449.2 million additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

(5) Notes Payable

Notes payable at December 31 consisted of the following:

	2011	2012
	(In thousands)
Notes payable to financial institution, interest at 2.54% payable in fixed monthly installments, matured September 2012, unsecured	$316	$—
Notes payable to financial institution, interest at 3.6% payable in fixed monthly installments, maturing September 2013, unsecured	—	310

Total	$316	$310

(6) Obligations Under Capital Leases

At December 31, 2011 and 2012, obligations under capital leases for certain forklifts and office related equipment were $1.3 million and $0.6 million, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term. The leases have been capitalized using interest rates ranging from approximately 5.9% to 8.0%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $4.1 million as of December 31, 2011 and $2.8 million as of December 31, 2012. Related accumulated amortization totaled approximately $1.6 million as of December 31, 2011 and $1.4 million as of December 31, 2012. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

Future minimum capital lease payments at December 31, 2012 are as follows (in thousands):

2013	$424
2014	266

Total	690
Amount representing interest	(48)

Present value of minimum lease payments	$642

(7) Equity and Debt Issuances

On November 23, 2010, the Company issued $200.0 million aggregate principal amount of the 2020 Notes. The 2020 Notes were issued by the Company at an initial offering price of 100% of their face value.

The 2020 Notes have a ten-year term and mature on December 1, 2020. The 2020 Notes bear interest at a rate of 7.875% per year. Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year. The 2020 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by all of our domestic subsidiaries.

Senior Notes at December 31 consisted of the following:

	2011		2012
	(In thousands)
2015 Notes, interest at 6.875%,	$150,000	(1)	$—
2020 Notes, interest at 7.875%	200,000		200,000

	350,000		200,000
Less unamortized discount	(282)		—

Total	$349,718		$200,000

(1)	The aggregate principal amount outstanding of the 2015 Notes at December 31, 2011 was redeemed in August 2012.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s Credit Agreement, notes payable, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2012 are as follows (in thousands):

2013	$699
2014	253
2015	—
2016	—
2017	442,391
Thereafter	200,000

$643,343

(8) Income Taxes

Income before taxes for the years ended December 31 consisted of the following:

	2010	2011	2012
	(In thousands)
U.S.	$18,450	$40,948	$44,157
Foreign	3,350	6,108	8,488

	$21,800	$47,056	$52,645

The provision for income taxes for the years ended December 31 consisted of the following:

	2010	2011	2012
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	871	427	388
Foreign	—	—	—

	871	427	388

Deferred:
U.S. Federal	5,950	13,894	15,419
State	638	1,517	1,553
Foreign	1,096	622	1,107

	7,684	16,033	18,079

	$8,555	$16,460	$18,467

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the net deferred tax liability at December 31 are approximately as follows:

	2011	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$126,582	$115,825
Deferred revenue and expenses	9,714	10,240
Accrued compensation and other benefits	1,744	1,695
Allowance for doubtful accounts	797	894
Other	3,867	2,864

Total deferred tax assets	142,704	131,518
Valuation allowance	(1,233)	(1,126)

Net deferred tax assets	141,471	130,392

Deferred tax liabilities:
Accelerated tax depreciation	(308,754)	(313,595)
Accelerated tax amortization	(8,029)	(10,335)
Other	(3,917)	(4,388)

Total deferred tax liabilities	(320,700)	(328,318)

Net deferred tax liabilities	$(179,229)	$(197,926)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested, aggregated approximately $9.3 million and $17.5 million as of December 31, 2011 and 2012, respectively. A net deferred tax liability of approximately $12.5 million and $14.2 million related to the Company’s U.K. and The Netherlands operations have been combined with the net deferred tax liabilities of its U.S. operations in the Consolidated Balance Sheets at December 31, 2011 and 2012, respectively.

A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31 is as follows:

	2010	2011	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Nondeductible expenses and other	1.4	0.2	1.4
Change in valuation allowance	1.1	—	—
Adjustment of net deferred tax liability for enacted tax rate change	—	(1.8)	(2.1)
Foreign rate differential	(1.8)	(1.9)	(2.7)

	39.2%	35.0%	35.1%

At December 31, 2012, Mobile Mini had U.S. federal net operating loss carryforwards on its federal tax return of approximately $304.8 million, which expire if unused from 2018 to 2031. At December 31, 2012, the Company had net operating loss carryforwards on the various states’ tax returns in which it operates totaling $195.5 million, which expire if unused from 2013 to 2031. At December 31, 2011 and 2012, the Company’s net operating losses carrying forward for tax return purposes include $8.8 million and $10.1 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by an equivalent amount if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, the Company’s tax years for 2009, 2010 and 2011 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2013, 2014 and 2015, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

In July 2012, the U.K.’s government authorized a further reduction in the corporate income tax rate from the statutory rate of 25%, authorized in 2011 and effective in April 2012, to 23% effective in April 2014. In July 2011, the U.K.’s government reduced the corporate income tax rate from the statutory rate of 27% to 26% for the remainder of 2011 and to 25% beginning April 2012. These rate reductions only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $0.9 million and $1.1 million in 2011 and 2012, respectively. The tax reductions are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The benefit of these rate changes is included in the 2011 and 2012 tax provisions.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in its Consolidated Statements of Income.

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

Mobile Mini paid income taxes of approximately $0.8 million, in each of the years 2010, 2011 and 2012. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9) Transactions with Related Persons

When Mobile Mini was a private company prior to 1994, it leased some of its properties from entities originally controlled by its founder, Richard E. Bunger, and his family members. These related party leases remain in effect. The Company leases a portion of the property comprising its Phoenix, Arizona location and the property comprising its Tucson, Arizona location from entities owned by Steven G. Bunger and his siblings. Steven G. Bunger is Mobile Mini’s former President and Chief Executive Officer and had served as its Chairman of the Board since February 2001. Annual lease payments under these leases totaled approximately $202,000, $205,000 and $210,000 in 2010, 2011 and 2012, respectively. The term of each of these leases expire on December 31, 2013. Mobile Mini leases its Rialto, California facility from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2010, 2011 and 2012 under this lease were approximately $317,000 and $323,000, and $332,000, respectively. The Rialto lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties. The terms of these related persons lease agreements have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also grants certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs, and further adjusted for specific transactions, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 50% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met. In 2010 share-based compensation expense was reduced by $0.4 million to reflect anticipated shortfalls related to nonvested share-awards with vesting subject to performance conditions. There was no adjustment in 2011 or 2012 for share-based compensation expense related to nonvested share-awards with vesting subject to performance conditions.

Share-based payment expense related to the vesting of options and nonvested share-awards was approximately $5.8 million, $5.9 million and $6.6 million for 2010, 2011 and 2021, respectively. As of December 31, 2012, total unrecognized compensation cost related to stock option awards was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years. As of December 31, 2012, the unrecognized compensation cost related to nonvested share-awards was approximately $12.3 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized from the exercise of stock options (excess tax benefits) are classified as financing cash flows. As of December 31, 2012, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follow the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the share-based compensation expense and capitalized amounts for the years ending December 31:

	2010	2011	2012
	(In thousands)
Gross share-based compensation	$6,441	$6,615	$9,798
Capitalized share-based compensation	(149)	(159)	(223)

Share-based compensation expense	$6,292	$6,456	$9,575

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (share amounts in thousands):

	2010		2011		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,656	$17.01	1,618	$17.84	1,394	$18.39
Granted	262	19.76	351	18.17	65	21.13
Canceled/Expired	(140)	(19.17)	(247)	17.46	(309)	11.81
Exercised	(160)	(11.33)	(328)	16.12	(51)	26.61

Options outstanding, end of year	1,618	$17.84	1,394	$18.39	1,099	$20.02

Options exercisable, end of year	1,342	$17.34	847	$18.16	755	$20.42

Options and awards available for grant, end of year	2,233		1,545		1,361

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,213	$16.05

Awarded	451	18.19
Released	(341)	17.34
Forfeited	(100)	15.72

Nonvested at December 31, 2010	1,223	$16.51

Awarded	374	17.08
Released	(348)	17.22
Forfeited	(69)	21.24

Nonvested at December 31, 2011	1,180	$16.20

Awarded	261	19.67
Released	(453)	16.05
Forfeited	(145)	16.77

Nonvested at December 31, 2012	843	$17.27

The total fair value of nonvested share-awards vested in 2011 and 2012 were $6.0 million and $7.3 million, respectively.

A summary of stock option activity, as of December 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding	1,099	$20.02	4.59	$2,321
Vested and expected to vest	1,074	$20.00	4.53	$2,285
Exercisable	755	$20.42	2.63	$1,717

The aggregate intrinsic value of options exercised during the period ended December 31, 2010, 2011 and 2012 was $1.0 million, $0.8 million and $2.7 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the key assumptions used for the period noted:

	2011	2012
Risk-free interest rate	1.0%	0.8%
Expected life of the options (years)	5.0	6.0
Expected stock price volatility	42.0%	41.8%
Expected dividend rate	—	—

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

The weighted average fair value of stock options granted was $8.23, $6.84 and $8.56 for the period ended December 31, 2010, 2011 and 2012, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) Benefit Plans

Stock Option and Equity Incentive Plans

In August 1994, Mobile Mini’s Board of Directors adopted the Mobile Mini, Inc. 1994 Stock Option Plan, which was amended in 1998 (the “1994 Plan”) and expired (with respect to granting additional options) in 2003. At December 31, 2012, there were no outstanding options to acquire shares under the 1994 Plan. In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan (the “1999 Plan”), which expired (with respect to granting additional options) in August 2009. As of December 31, 2012, there were outstanding options to acquire 0.4 million shares under the 1999 Plan. Both plans and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and nonvested share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. At the Annual Stockholders’ Meeting in June 2009, the stockholders approved an amendment to the 2006 Plan to increase the maximum number of shares that could be issued by an additional 3.0 million shares. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan, as amended, has reserved 4.2 million shares of common stock for issuance. As of December 31, 2012, there were outstanding options to acquire 0.7 million shares under the 2006 Plan.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2005, the Company began awarding nonvested share-awards under the existing share-based compensation plans. These nonvested share-awards vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2011, the Company awarded certain of its officers performance based stock options. The Company did not grant performance based shares in 2012. If employment terminates, the shares are forfeited by the former employee.

401(k) and Retirement Plans

In 1995, the Company established a contributory retirement plan in the U.S., the 401(k) Plan, covering eligible employees. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini currently contributes 25% of its employees’ contributions up to an annual maximum of $1 thousand per employee. The Company has a Registered Retirement Savings Plan regulated by Canadian law, where the Company makes matching contributions to its Canadian employees.

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

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. The Company contributes between 3.0% and 28.1% of the employees’ pensionable salary, depending on the employee’s age, and employees contribute 3.0% of their pensionable salary. The administrative costs for this plan are deducted by the administrative agent from the contributions and the investment earnings.

Mobile Mini did not make any contributions to the retirement plan in the U.S. in 2010 or in 2011. The Company resumed making contributions to the U.S. retirement plan in 2012 and changed the contribution methodology related to this plan.

Mobile Mini made contributions to the Canadian and European plans of approximately $0.3 million in both 2010 and 2011 and to the U.S., Canadian and European plans of approximately $0.5 million in 2012. The Company incurred approximately $26,500, $30,600 and $27,500 in 2010, 2011 and 2012, respectively, for administrative costs for these programs.

(12) Commitments and Contingencies

Leases

As discussed more fully in Note 9, Mobile Mini is obligated under four noncancelable operating leases with related parties. The Company also leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $18.0 million, $18.8 million and $20.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, contractual commitments associated with lease obligations are as follows (in thousands):

	Operating Lease Commitments	Restructuring Related Lease Commitments	Restructuring Sub-lease Income	Total
	(In thousands)
2013	$17,750	$1,681	$(668)	$18,763
2014	13,967	1,573	(685)	14,855
2015	9,509	713	(178)	10,044
2016	6,684	465	(182)	6,967
2017	4,460	417	(155)	4,722
Thereafter	4,737	332	—	5,069

Total	$57,107	$5,181	$(1,868)	$60,420

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2012, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 14 for a further discussion on restructuring related commitments.

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

The Company’s employee group health insurance program is a self-insured program with individual and aggregate stop loss limits. The insurance provider is responsible for funding all claims in excess of the calculated monthly maximum liability. This calculation is based on a variety of factors including the number of employees enrolled in the plan. This plan allows for some cash flow benefits while guarantying a maximum premium liability. Actual results may vary from estimates based on the Company’s actual experience at the end of the plan policy periods based on the carrier’s loss predictions and its historical claims data.

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $5.5 million and $5.1 million at December 31, 2011 and 2012, respectively.

As of December 31, 2012, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $8.4 million in letters of credit.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The accompanying consolidated financial statements include the operations of the acquired business from the date of acquisition and were immaterial to the Company’s financial position in the aggregate. The acquisition was accounted for as a purchase of the business with the acquired assets and assumed liabilities recorded at their estimated fair values at the date of acquisition. The aggregate purchase price of the assets and operations acquired was $3.6 million.

The fair value of the assets acquired and liabilities assumed has been allocated in the aggregate as follows at December 31, 2012 (in thousands):

Tangible assets	$2,245
Intangible assets:
Customer lists	112
Non-compete agreements	25
Goodwill	1,169
Other	12

Total purchase price	$3,563

The purchase price for the acquisition has been allocated to the assets and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The Company does not believe any adjustments to the preliminary estimated fair values will have any material impact on the Company’s consolidated results of the operations or financial position.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Integration, Merger and Restructuring Costs

In 2008, the Company completed the acquisition of MSG which became a wholly-owned subsidiary of Mobile Mini, Inc. In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties, property shut down costs, costs of MSG’s severance agreements, costs for asset verification and for damaged assets. As a result of the acquisition, the Company leveraged the combined fleet and restructured the manufacturing operations and reduced overhead and capital expenditures for the lease fleet. In connection with these activities, the Company recorded costs for severance agreements and recorded impairment charges to write down certain assets previously used in conjunction with the manufacturing operations and inventories.

In addition, the Company has undergone other restructuring actions to align its business operations, including the shutdown of its recent consumer initiative program. The 2012 restructuring expense also includes $5.1 million in expenses related to a transitioning plan, whereby the Company’s President and Chief Executive Officer concluded his leadership in these positions and as a member of Board of Directors, effective December 23, 2012.

The following table details accrued integration, merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2010, 2011 and 2012:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of December 31, 2009	$465	$5,742	$3	$6,210
Integration, merger and restructuring expense	2,214	—	1,800	4,014
Cash paid	(2,679)	(1,935)	(1,803)	(6,417)

Accrued obligations as of December 31, 2010	—	3,807	—	3,807
Integration, merger and restructuring expense	992	—	369	1,361
Cash paid	(992)	(1,678)	(369)	(3,039)

Accrued obligations as of December 31, 2011	—	2,129	—	2,129
Integration, merger and restructuring expense	5,986	1,007	140	7,133
Cash paid	(3,442)	(1,566)	(140)	(5,148)

Accrued obligations as of December 31, 2012	$2,544	$1,570	$—	$4,114

The $2.4 million of accrued obligations remaining at December 31, 2012, which relate to the transitioning plan discussed above, will be paid out in 2013. All other accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expense for the year ended December 31:

	2010	2011	2012
	(In thousands)
Severance and benefits	$2,214	$992	$5,986
Lease abandonment costs	—	—	1,007
Acquisition integration	1,800	369	140

Integration, merger and restructuring expenses	$4,014	$1,361	$7,133

(15) Segment Reporting

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and consolidated EPS.

The following tables set forth certain information regarding each of the Company’s segments for the years ended December 31:

	2010	2011	2012
	(In thousands)
Revenues:
North America:
Leasing	$246,678	$259,825	$278,330
Sales	28,005	37,841	33,845
Other	2,217	2,434	1,901

Total North America (1)	276,900	300,100	314,076

Europe:
Leasing	47,913	55,924	62,467
Sales	5,151	5,001	4,436
Other	350	289	280

Total Europe	53,414	61,214	67,183

Total Revenue	$330,314	$361,314	$381,259

Depreciation and amortization:
North America	$29,075	$28,606	$28,359
Europe	6,611	7,059	7,828

Total depreciation and amortization	$35,686	$35,665	$36,187

Operating income:
North America	$82,353	$85,121	$82,825
Europe	7,100	9,476	11,864

Total operating income	$89,453	$94,597	$94,689

Interest expense:
North America	$54,011	$44,237	$35,423
Europe	2,085	1,963	1,916

Total interest expense	$56,096	$46,200	$37,339

Income tax provision:
North America	$7,232	$15,504	$17,234
Europe	1,323	956	1,233

Total income tax provision	$8,555	$16,460	$18,467

(1)	Includes revenues in the United States of $273.7 million, $296.6 million and $307.1 million for the fiscal years 2010, 2011 and 2012, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below represent the Company’s long-lived assets which consist of lease fleet and property, plant and equipment.

Long-lived assets:

	2010	2011	2012
	(In thousands)
North America(1)	$973,953	$953,251	$947,074
Europe	135,181	145,366	165,337

Total long-lived assets	$1,109,134	$1,098,617	$1,112,411

(1)	Includes long-lived assets of $959.9 million, $936.5 million and $928.2 million in the United States for the fiscal years 2010, 2011 and 2012, respectively.

(16) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2011 and 2012. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding. The selected financial data below has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 for detailed discussion. The effects of the corrections of these immaterial errors are provided in summarized format below.

	For the Three Months ended March 31, 2011			For the Three Months ended June 30, 2011,
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands except per share data)			(In thousands except per share data)
Leasing	$72,679	$(78)	$72,601	$78,422	$(1,451)	$76,971
Total revenues	82,859	(78)	82,781	90,523	(1,451)	89,072
Leasing, selling and general expenses	47,088	(28)	47,060	49,628	(516)	49,112
Total costs and expenses	62,107	(28)	62,079	65,982	(516)	65,466
Income from operations	20,752	(50)	20,702	24,541	(935)	23,606
Income before provision for income taxes	6,718	(50)	6,668	12,763	(935)	11,828
Provision for income taxes	2,567	(13)	2,554	4,821	(354)	4,467
Net income	4,151	(37)	4,114	7,942	(581)	7,361
Earnings allocable to preferred stockholders	(777)	7	(770)	(193)	(3)	(196)
Net income available to common stockholders	3,374	(30)	3,344	7,749	(584)	7,165
Earnings per share:
Basic	$0.09	$—	$0.09	$0.18	$(0.01)	$0.17
Diluted	$0.09	$—	$0.09	$0.18	$(0.01)	$0.17

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months ended September 30, 2011			For the Three Months ended December 31, 2011,
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands except per share data)			(In thousands except per share data)
Leasing	$82,635	$(1,132)	$81,503	$85,127	$(454)	$84,673
Total revenues	95,141	(1,132)	94,009	95,905	(454)	95,451
Leasing, selling and general expenses	53,551	(56)	53,495	52,969	(16)	52,953
Total costs and expenses	70,387	(56)	70,331	68,856	(16)	68,840
Income from operations	24,754	(1,076)	23,678	27,049	(438)	26,611
Interest expense	(10,983)	—	(10,983)	(10,883)	142	(10,741)
Income before provision for income taxes	13,771	(1,076)	12,695	16,161	(296)	15,865
Provision for income taxes	4,040	(403)	3,637	6,121	(319)	5,802
Net income	9,731	(673)	9,058	10,040	23	10,063
Earnings per share:
Basic	$0.22	$(0.01)	$0.21	$0.23	$—	$0.23
Diluted	$0.22	$(0.02)	$0.20	$0.23	$—	$0.23

	For the Three Months ended March 31, 2012			For the Three Months ended June 30, 2012,
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands except per share data)			(In thousands except per share data)
Leasing	$77,617	$827	$78,444	$82,854	$(930)	$81,924
Total revenues	87,923	827	88,750	94,150	(930)	93,220
Leasing, selling and general expenses	53,714	(127)	53,587	55,574	(197)	55,377
Total costs and expenses	69,122	(127)	68,995	71,552	(197)	71,355
Income from operations	18,801	954	19,755	22,598	(733)	21,865
Income before provision for income taxes	7,491	954	8,445	12,415	(733)	11,682
Provision for income taxes	2,860	375	3,235	4,645	(275)	4,370
Net income	4,631	579	5,210	7,770	(458)	7,312
Earnings per share:
Basic	$0.10	$0.02	$0.12	$0.17	$(0.01)	$0.16
Diluted	$0.10	$0.02	$0.12	$0.17	$(0.01)	$0.16

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three Months ended September 30, 2012			For the Three Months ended December 31, 2012
	As Previously Reported	Adjustment	As Revised	Actual
	(In thousands except per share data)			(In thousands except per share data)
Leasing	$90,666	$(1,877)	$88,789	$91,640
Total revenues	100,879	(1,877)	99,002	100,287
Leasing, selling and general expenses	56,753	(775)	55,978	54,716
Total costs and expenses	72,567	(775)	71,792	74,428
Income from operations	28,312	(1,102)	27,210	25,859
Income before provision for income taxes	15,496	(1,102)	14,394	18,124
Provision for income taxes	4,413	(417)	3,996	6,866
Net income	11,083	(685)	10,398	11,258
Earnings per share:
Basic	$0.25	$(0.02)	$0.23	$0.25
Diluted	$0.25	$(0.02)	$0.23	$0.25

(17) Condensed Consolidating Financial Information

The following tables reflect the condensed consolidating financial information of the Company’s subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, subject to customer exceptions, and management has determined that such information is not material to investors. The condensed consolidating financial data below has been revised to reflect the corrections of immaterial errors in previously reported financial results. See Note 1 for a detailed discussion. On December 31, 2012, the assets and liabilities of our Toronto, Canada branch, which was part of the U.S. guarantor Company, were transferred to our Canadian subsidiary, Mobile Mini Canada ULC, which is a non-guarantor subsidiary of the Senior Notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,444	$1,416	$—	$2,860
Receivables, net	33, 938	13,164	—	47,102
Inventories	19,051	1,801	(49)	20,803
Lease fleet, net	874,491	144,251	—	1,018,742
Property, plant and equipment, net	62,045	17,830	—	79,875
Deposits and prepaid expenses	6,098	1,240	—	7,338
Other assets and intangibles, net	14,146	2,716	—	16,862
Goodwill	445,165	68,753	—	513, 918
Intercompany	129,173	19,949	(149,122)	—

Total assets	$1,585,551	$271,120	$(149,171)	$1,707,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$9,992	$9,492	$—	$19,484
Accrued liabilities	53,647	4,754	—	58,401
Lines of credit	307,200	37,949	—	345,149
Notes payable	316	—	—	316
Obligations under capital leases	1,289	—	—	1,289
Senior Notes, net of discount	349,718	—	—	349,718
Deferred income taxes	167,277	12,708	(756)	179,229
Intercompany	23	4,528	(4,551)	—

Total liabilities	889,462	69,431	(5,307)	953,586

Commitments and contingencies
Stockholders’ equity:
Common stock	478	18,434	(18,434)	478
Additional paid-in capital	508,936	126,137	(126,137)	508,936
Retained earnings	225,975	82,922	707	309,604
Accumulated other comprehensive income (loss)	—	(25,804)	—	(25,804)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	696,089	201,689	(143,864)	753,914

Total liabilities and stockholders’ equity	$1,585,551	$271,120	$(149,171)	$1,707,500

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,009	$928	$—	$1,937
Receivables, net	34,708	15,936	—	50,644
Inventories	17,263	2,320	(49)	19,534
Lease fleet, net	867,295	164,294	—	1,031,589
Property, plant and equipment, net	60,904	19,918	—	80,822
Deposits and prepaid expenses	5,296	1,562	—	6,858
Other assets and intangibles, net	15,874	1,994	—	17,868
Goodwill	445,138	73,170	—	518,308
Intercompany	140,958	27,383	(168,341)	—

Total assets	$1,588,445	$307,505	$(168,390)	$1,727,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,331	$7,956	$—	$18,287
Accrued liabilities	52,854	5,631	—	58,485
Lines of credit	395,613	46,778	—	442,391
Notes payable	310	—	—	310
Obligations under capital leases	642	—	—	642
Senior Notes, net of discount	200,000	—	—	200,000
Deferred income taxes	184,430	14,345	(849)	197,926
Intercompany	7,515	(2,594)	(4,921)	—

Total liabilities	851,695	72,116	(5,770)	918,041

Commitments and contingencies
Stockholders’ equity:
Common stock	482	18,434	(18,434)	482
Additional paid-in capital	522,372	144,985	(144,985)	522,372
Retained earnings	253,196	89,787	799	343,782
Accumulated other comprehensive income (loss)	—	(17,817)	—	(17,817)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	736,750	235,389	(162,620)	809,519

Total liabilities and stockholders’ equity	$1,588,445	$307,505	$(168,390)	$1,727,560

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2010

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$243,684	$50,907	$—	$294,591
Sales	27,807	5,349	—	33,156
Other	2,212	355	—	2,567

Total revenues	273,703	56,611	—	330,314

Costs and expenses:
Cost of sales	18,169	3,828	—	21,997
Leasing, selling and general expenses	140,695	38,469	—	179,164
Integration, merger and restructuring expenses	3,995	19	—	4,014
Depreciation and amortization	28,728	6,958	—	35,686

Total costs and expenses	191,587	49,274	—	240,861

Income from operations	82,116	7,337	—	89,453
Other income (expense):
Interest income	811	1	(811)	1
Interest expense	(53,341)	(3,566)	811	(56,096)
Dividend income	847	—	(847)	—
Intercompany debt waiver	(98,442)	98,442	—	—
Debt restructuring expense	(11,024)	—	—	(11,024)
Deferred financing costs write-off	(525)	—	—	(525)
Foreign currency exchange	—	(9)	—	(9)

(Loss) income before provision for income taxes	(79,558)	102,205	(847)	21,800
Provision for income taxes	7,546	1,100	(91)	8,555

Net (loss) income	$(87,104)	$101,105	$(756)	$13,245

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2010

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(87,104)	$101,105	$(756)	$13,245
Other comprehensive income:
Fair value change in derivatives, net of income tax expense of $2,291	3,623	—	—	3,623
Foreign currency translation adjustment, net of income tax benefit of $126	—	(4,025)	—	(4,025)

Other comprehensive income (loss)	3,623	(4,025)	—	(402)

Comprehensive (loss) income	$(83,481)	$97,080	$(756)	$12,843

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$256,584	$59,165	$—	$315,749
Sales	37,632	5,516	(306)	42,842
Other	2,408	315	—	2,723

Total revenues	296,624	64,996	(306)	361,314

Costs and expenses:
Cost of sales	23,335	4,041	(306)	27,070
Leasing, selling and general expenses	159,315	43,306	—	202,621
Integration, merger and restructuring expenses	1,060	301	—	1,361
Depreciation and amortization	28,240	7,425	—	35,665

Total costs and expenses	211,950	55,073	(306)	266,717

Income from operations	84,674	9,923	—	94,597
Other income (expense):
Interest income	517	—	(517)	—
Interest expense	(43,675)	(3,041)	516	(46,200)
Dividend income	881	—	(881)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(7)	—	(7)

Income before provision for income taxes	41,063	6,875	(882)	47,056
Provision for income taxes	15,703	817	(60)	16,460

Net income	$25,360	$6,058	$(822)	$30,596

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$25,360	$6,058	$(822)	$30,596
Other comprehensive income:
Fair value change in derivatives, net of income tax expense of $862	1,324	—	—	1,324
Foreign currency translation adjustment, net of income tax benefit of $56	—	(832)	—	(832)

Other comprehensive income (loss)	1,324	(832)	—	492

Comprehensive income	$26,684	$5,226	$(822)	$31,088

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations		Consolidated
Revenues:
Leasing	$272,498	$68,299	$		$340,797
Sales	32,794	5,487		—	38,281
Other	1,871	310		—	2,181

Total revenues	307,163	74,096		—	381,259

Costs and expenses:
Cost of sales	19,836	3,756		—	23,592
Leasing, selling and general expenses	170,252	49,406		—	219,658
Integration, merger and restructuring expenses	6,755	378		—	7,133
Depreciation and amortization	27,784	8,403		—	36,187

Total costs and expenses	224,627	61,943		—	286,570

Income from operations	82,536	12,153			94,689
Other income (expense):
Interest income	591	—		(590)	1
Interest expense	(34,624)	(3,306)		591	(37,339)
Dividend income	865	—		(865)	—
Debt restructuring expense	(2,812)	—		—	(2,812)
Deferred financing costs write-off	(1,889)	—		—	(1,889)
Foreign currency exchange	—	(5)		—	(5)

Income before provision for income taxes	44,667	8,842		(864)	52,645
Provision for income taxes	17,448	1,111		(92)	18,467

Net income	$27,219	$7,731		$(772)	$34,178

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$27,219	$7,731	$(772)	$34,178
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense of $64	—	7,987	—	7,987

Other comprehensive income	—	7,987	—	7,987

Comprehensive income	$27,219	$15,718	$(772)	$42,165

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2010

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(87,104)	$101,105	$(756)	$13,245
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Debt restructuring expense	11,024	—	—	11,024
Deferred financing costs write-off	525	—	—	525
Provision for doubtful accounts	1,351	541	—	1,892
Amortization of deferred financing costs	3,640	53	—	3,693
Amortization of debt issuance discount	673	—	—	673
Amortization of long-term liabilities	216	56	—	272
Share-based compensation expense	5,723	569	—	6,292
Depreciation and amortization	28,728	6,958	—	35,686
Gain on sale of lease fleet units	(8,994)	(1,051)	—	(10,045)
Loss on disposal of property, plant and equipment	25	9	—	34
Deferred income taxes	6,612	1,099	9	7,720
Foreign currency loss	—	9	—	9
Changes in certain assets and liabilities:
Receivables	(3,610)	(359)	—	(3,969)
Inventories	2,174	332	—	2,506
Deposits and prepaid expenses	1,205	281	—	1,486
Other assets and intangibles	(62)	(138)	—	(200)
Accounts payable	58	(758)	—	(700)
Accrued liabilities	(9,249)	(89)	—	(9,338)
Intercompany	34,513	(13,713)	(20,800)	—

Net cash (used in) provided by operating activities	(12,552)	94,904	(21,547)	60,805

Cash Flows From Investing Activities:
Additions to lease fleet	(7,160)	(7,943)	—	(15,103)
Proceeds from sale of lease fleet units	25,495	3,365	—	28,860
Additions to property, plant and equipment	(6,667)	(1,888)	—	(8,555)
Proceeds from sale of property, plant and equipment	68	81	—	149

Net cash provided by (used in) investing activities	11,736	(6,385)	—	5,351

Cash Flows From Financing Activities:
Net repayments under lines of credit	(7,917)	(66,423)	(2,433)	(76,773)
Proceeds from issuance of 7.875% senior notes due 2020	200,000	—	—	200,000
Redemption of 9.75% senior notes due 2014	(176,578)	—	—	(176,578)
Redemption premiums of 9.75% senior notes due 2014	(8,955)	—	—	(8,955)
Deferred financing costs	(4,964)	—	—	(4,964)
Proceeds from issuance of notes payable	466	—	—	466
Principal payments on notes payable	(1,276)	(27)	—	(1,303)
Principal payments on capital lease obligations	(1,484)	(1)	—	(1,485)
Issuance of common stock	1,861	—	—	1,861
Intercompany	—	(860)	860	—

Net cash provided by (used in) financing activities	1,153	(67,311)	(1,573)	(67,731)

Effect of exchange rate changes on cash	—	(21,651)	23,120	1,469

Net increase (decrease) in cash	337	(443)	—	(106)
Cash at beginning of year	446	1,294	—	1,740

Cash at end of year	$783	$851	$—	$1,634

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$25,360	$6,058	$(822)	$30,596
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	2,018	634	—	2,652
Amortization of deferred financing costs	4,022	53	—	4,075
Amortization of debt issuance discount	86	—	—	86
Amortization of long-term liabilities	213	17	—	230
Share-based compensation expense	5,949	507	—	6,456
Depreciation and amortization	28,240	7,425	—	35,665
Gain on sale of lease fleet units	(12,680)	(1,120)	—	(13,800)
Loss on disposal of property, plant and equipment	52	39	—	91
Deferred income taxes	15,294	816	(43)	16,067
Foreign currency loss	—	7	—	7
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,986)	(1,814)	—	(6,800)
Inventories	(1,286)	44	—	(1,242)
Deposits and prepaid expenses	1,160	(93)	—	1,067
Other assets and intangibles	(4,079)	4,046	—	(33)
Accounts payable	1,454	5,561	—	7,015
Accrued liabilities	1,282	221	—	1,503
Intercompany	5,316	(5,202)	(114)	—

Net cash provided by operating activities	68,749	17,199	(979)	84,969

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(7,783)	—	—	(7,783)
Additions to lease fleet, excluding acquisitions	(13,811)	(16,013)	—	(29,824)
Proceeds from sale of lease fleet units	32,268	3,933	—	36,201
Additions to property, plant and equipment	(8,495)	(3,003)	—	(11,498)
Proceeds from sale of property, plant and equipment	95	22	—	117

Net cash provided by (used in) investing activities	2,274	(15,061)	—	(12,787)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(51,032)	(701)	—	(51,733)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Proceeds from issuance of notes payable	394	—	—	394
Principal payments on notes payable	(367)	—	—	(367)
Principal payments on capital lease obligations	(1,288)	—	—	(1,288)
Issuance of common stock	5,289	—	—	5,289
Intercompany	—	(887)	887	—

Net cash used in financing activities	(70,362)	(1,588)	887	(71,063)

Effect of exchange rate changes on cash	—	15	92	107

Net increase in cash	661	565	—	1,226
Cash at beginning of year	783	851	—	1,634

Cash at end of year	$1,444	$1,416	$—	$2,860

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$27,219	$7,731	$(772)	$34,178
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	2,812	—	—	2,812
Deferred financing costs	1,889	—	—	1,889
Provision for doubtful accounts	1,618	561	—	2,179
Amortization of deferred financing costs	3,144	73	—	3,217
Amortization of debt issuance discount	49	—	—	49
Amortization of long-term liabilities	156	11	—	167
Share-based compensation expense	9,003	572	—	9,575
Depreciation and amortization	27,784	8,403	—	36,187
Gain on sale of lease fleet units	(10,430)	(1,351)	—	(11,781)
Gain on disposal of property, plant and equipment	(87)	(43)	—	(130)
Deferred income taxes	17,074	1,111	(78)	18,107
Foreign currency loss	—	5	—	5
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(2,369)	(2,709)	—	(5,078)
Inventories	1,787	(435)	—	1,352
Deposits and prepaid expenses	807	(270)	—	537
Other assets and intangibles	(10,125)	9,964	—	(161)
Accounts payable	338	(2,222)	—	(1,884)
Accrued liabilities	(983)	712	—	(271)
Intercompany	9,850	(9,809)	(41)	—

Net cash provided by operating activities	79,536	12,304	(891)	90,949

Cash Flows From Investing Activities:
Cash paid for business acquired	(3,563)	—	—	(3,563)
Additions to lease fleet, excluding acquisitions	(24,967)	(18,967)	—	(43,934)
Proceeds from sale of lease fleet units	25,310	4,048	—	29,358
Additions to property, plant and equipment	(8,229)	(4,512)	—	(12,741)
Proceeds from sale of property, plant and equipment	1,025	472	—	1,497

Net cash used in investing activities	(10,424)	(18,959)	—	(29,383)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	88,414	6,914	1,914	97,242
Redemption of 6.875% senior notes due 2015	(150,000)	—	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	(2,579)	—	—	(2,579)
Deferred financing costs	(8,075)	—	—	(8,075)
Proceeds from issuance of notes payable	398	—	—	398
Principal payments on notes payable	(403)	—	—	(403)
Principal payments on capital lease obligations	(947)	—	—	(947)
Issuance of common stock	3,645	—	—	3,645
Intercompany	—	(869)	869	—

Net cash (used in) provided by financing activities	(69,547)	6,045	2,783	(60,719)

Effect of exchange rate changes on cash	—	122	(1,892)	(1,770)

Net decrease in cash	(435)	(488)	—	(923)
Cash at beginning of year	1,444	1,416	—	2,860

Cash at end of year	$1,009	$928	$—	$1,937

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Interim Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Interim Co-Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Mobile Mini, Inc.

We have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Mobile Mini, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2013

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Interim Co-Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Interim Co-Principal Executive Officers and Principal Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of Mobile Mini, Inc.

Set forth below is information respecting the name, age and position with Mobile Mini of our 2012 executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days following our fiscal year end (the “2013 Proxy Statement”).

In October 2012, the Board of Directors of Mobile Mini and Steven G. Bunger announced a transition of leadership of the Company. Mr. Bunger stepped down as a member of the Board and as President and Chief Executive Officer of the Company effective as of December 23, 2012. Mr. Bunger had served as our Chief Executive Officer, President and a director since April 1997, and as our Chairman of the Board since February 2001. Frederick G. McNamee, III and Lawrence Trachtenberg were appointed by the Board of Directors as Interim Co-Chief Executive Officers effective December 23, 2012. Our lead director, Michael L. Watts, assumed the role of Chairman of the Board effective December 23, 2012.

Frederick G. McNamee, III has served as a director of the Board since June 2008 and is the Chairman of the Company’s Nominating and Corporate Governance Committee. He has been a principal of Quadrus Consulting, a consulting practice primarily focused in the manufacturing operations and strategic planning domains, since 2000. From 1994 to 1998, he served as the Chairman, President and Chief Executive Officer of Continental Circuits Corporation, which manufactured complex, multi-layer circuit boards used in electronic equipment intended for the computer, communications, instrumentation and industrial controls industries. Following the acquisition of Continental Circuits by Hadco Corporation in 1998, he served as Hadco’s Interim Chief Technology Officer and Senior Vice President in charge of operations in Malaysia and Phoenix, Arizona. Mr. McNamee received his B.S. in Industrial Engineering from Purdue University in 1979. Age 55.

Lawrence Trachtenberg has served as a director of the Board since 1995. He previously served as the Company’s Executive Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer. He retired from the General Counsel and Secretary positions in June 2008 and the Chief Financial Officer and Treasurer positions in November 2008. He retired from being an Executive Vice President on December 31, 2008 and continued to serve the Company thereafter as a non-officer employee until February 28, 2012. Mr. Trachtenberg received his J.D. from Harvard Law School in 1981 and his B.A. in Accounting/Economics from Queens College of the City University of New York in 1977. Age 56.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 50.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from Mobile Storage Group. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with Mobile Storage Group. Prior to that he had served as Regional Vice President of Rental Service Corporation, working there from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 22 years. Age 45.

Kyle G. Blackwell joined Mobile Mini in 1989 and has served in numerous capacities, currently as our Senior Vice President, Eastern Division, since 2002 and as our Vice President, Operations from 1999 to 2000. He also served as a Regional Manager from 1995 to 1999 and was engaged with the start-up of our Texas locations. Age 49.

Ronald Halchishak joined Mobile Mini after the combination with Mobile Storage Group in June 2008 as our Senior Vice President and Managing Director-Europe. He had been a Managing Director of Ravenstock MSG since July 2007. Prior to that, from June 2003 to January 2007, he served as the Vice President of the Mid-Atlantic for Nations Rent. From June 1991 to March 2001, Mr. Halchishak was Division President at Rental Service Corporation. He graduated from Humboldt State University with a B.A. in political science and psychology. Age 65.

Jon D. Keating has served as our Senior Vice President, Operations since January 2008. He joined Mobile Mini in 1996 and also served as Vice President, Manufacturing from April 2005 to December 2007, a Regional Manager from March of 2000 to April 2005 and from November of 1996 to March of 2000 as Branch Manager at our Phoenix sales branch. Age 43.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005 she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associate’s degree in Computer Science and received her Bachelor’s degree in Accounting from Arizona State University. Age 48.

Ronald E. Marshall has served as our Senior Vice President, Central Division since October of 2003. From June of 1999 to September of 2003 he was a Regional Manager for three of our regions beginning with the Colorado/Utah and ending with the California/Arizona market. He was our Director-Acquisitions from February of 1998 to May of 1999. He joined Mobile Mini, Inc. in February of 1997 as Branch Manager of Tucson, Arizona. Prior to joining us, he was the General Manager of Pearce Distributing, a beverage distributorship in Phoenix, Arizona. Age 62.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 41.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2013 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2013 Proxy Statement.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to information included in the 2013 Proxy Statement.

1ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted thereunder and there are no outstanding options subject to exercise at the end of 2012 pursuant thereto. The 1999 Plan expired in 2009 and no additional options may be granted thereunder and outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2012. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini stockholders(1)	1,099	$20.02	1,361
Equity compensation plans not approved by Mobile Mini stockholders	0	0	0

Totals	1,099	$20.02	1,361

(1)	Of these shares, options to purchase 0.4 million shares were outstanding under the 1999 Plan and options to purchase 0.7 million shares were outstanding under the 2006 Plan.

On December 31, 2012, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $20.85.

The information set forth in our 2013 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2013 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth in our 2013 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Annual Report are included in Item 8 of this Annual Report.

(2) The following financial statement schedule for the years ended December 31, 2010, 2011 and 2012 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2012.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).

3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

4.3	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar. ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on June 26, 2007) (the Mobile Mini Indenture)).

4.4	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

4.5	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee. ((Incorporated by reference to Exhibit 4.1 to Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the MSG Indenture)).

Exhibit Number	Description

4.6	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

4.7	Indenture, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

4.8	Second Supplemental Indenture, dated as of November 22, 2010, among the Registrant, the Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).

10.3	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Mobile Mini, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 annual meeting of shareholders filed on April 30, 2009 under cover of Schedule 14A).

10.5	Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated June 2, 2008).

10.6	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.7	Employment Agreement dated as of September 30, 2008 by and between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).

10.8	Employment Agreement dated as of October 15, 2008 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).

10.9	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.10*	2012 Amendment to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Mark E. Funk.

10.11	Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 23, 2008).

10.12	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.13	Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).

Exhibit Number	Description

10.14*	Amendment No. 1 to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Christopher J. Miner.

10.15	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.16	Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.17	Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.18	Registration Rights Agreement, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, and the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.19	Employment Agreement, dated as of July 5, 2011, by and between Mobile Mini, Inc. and Deborah Keeley. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 7, 2011).

10.20	ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 28, 2012).

10.21+	Schedules to the ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto, (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012).

10.22	Separation Agreement and General Release of All Claims by and between Mobile Mini, Inc. and Steven G. Bunger, (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 2, 2012).

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: March 1, 2013	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III Interim Co-Chief Executive Officer

Date: March 1, 2013	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg Interim Co-Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Funk his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, and fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2013	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III Interim Co-Chief Executive Officer and Director (Interim Co-Principal Executive Officer)

Date: March 1, 2013	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg Interim Co-Chief Executive Officer and Director (Interim Co-Principal Executive Officer)

Date: March 1, 2013	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2013	By:	/s/ Deborah K. Keeley
Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2013	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: March 1, 2013	By:	/s/ James J. Martell
James J. Martell, Director

Date: March 1, 2013	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: March 1, 2013	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: March 1, 2013	By:	/s/ Sanjay Swani
Sanjay Swani, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2010	2011	2012
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$3,715	$2,424	$2,536
Provision charged to expense	1,892	2,652	2,179
Write-offs	(3,183)	(2,540)	(2,040)

Balance at end of year	$2,424	$2,536	$2,675

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

10.10	2012 Amendment to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Mark E. Funk.

10.14	Amendment No.1 to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Christopher J. Miner.

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.