Form 10-K/A
period 2012-12-31
MOBILE MINI INC
filed 2013-04-30
CIK 911109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

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

MOBILE MINI, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A (the “Form 10-K/A”) amends the Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) that Mobile Mini, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013. This Form 10-K/A is filed to provide certain compensation and other information required by Part III of Form 10-K that is typically provided in the Company’s definitive proxy statement. Because the SEC rules require the filing of this information no later than 120 days after the end of a company’s fiscal year and the Company’s definitive proxy for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) will not be filed before then, the Company is providing this required information in this Form 10-K/A.

This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Parts I, II or IV of the 2012 Form 10-K, other than to update information provided in the Exhibit List under Part IV, Item 15(a)(3) of the 2012 Form 10-K. The complete text of Items 10 through 14 of Part III and Item 15 of Part IV, each as amended and restated, is included in this Form 10-K/A. Except for the foregoing amended and restated information, this Form 10-K/A does not amend, update or change any other information presented in the 2012 Form 10-K. Some of the information provided in this Form 10-K/A may be superseded by the information provided in the 2013 Proxy Statement to be filed with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as Exhibits to this Form 10-K/A.

References to “Mobile Mini,” “us,” we,” “Company” and “our” in this report refer to Mobile Mini, Inc., together with its subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

On October 2, 2012, the Company’s Board of Directors (the “Board” or “Board of Directors”) announced that Steven G. Bunger would step down as Chairman of the Board and as President and Chief Executive Officer of the Company effective as of December 23, 2012. Frederick G. McNamee, III and Lawrence Trachtenberg were appointed by the Board of Directors as Interim Co-Chief Executive Officers effective December 23, 2012 until the Company completed the process of hiring a permanent Chief Executive Officer. Our lead director, Michael L. Watts, assumed the role of Chairman of the Board effective December 23, 2012.

On March 18, 2013, the Board appointed Erik Olsson as the Company’s President and Chief Executive Officer and a member of the Board, effective on such date. Mr. Olsson served as President, Chief Executive Officer and a Director of RSC Holdings, Inc., a North American equipment rental provider, and certain of its subsidiaries from 2006 to 2012. Mr. Olsson joined RSC in 2001 as Chief Financial Officer and became Chief Operating Officer in 2005. During the 13 years prior to 2001, Mr. Olsson held a number of senior financial management positions in various global businesses at Atlas Copco Group in Sweden, Brazil and the United States, including his last assignment from 1998 to 2000 as Chief Financial Officer for Milwaukee Electric Tool Corporation in Milwaukee, Wisconsin. Age 50.

Steven G. Bunger served as our Chief Executive Officer, President and a Director from April 1997 to December 23, 2012, and as our Chairman of the Board from February 2001 to December 23, 2012. Mr. Bunger joined Mobile Mini in 1983 and initially worked in our drafting and design department. He served in a variety of positions including dispatcher, salesperson and advertising coordinator before joining management. He served as sales manager of our Phoenix branch and our operations manager and Vice President of Operations and Marketing before becoming our Executive Vice President and Chief Operating Officer in November 1995. He is also a Director of Cavco Industries, Inc., one of the nation’s largest producers of manufactured housing. Mr. Bunger graduated from Arizona State University with a B.A. in Business Administration. As our former Chief Executive Officer and President, Mr. Bunger provided our Board with knowledge of the Company’s day-to-day operations and his history of service to the Company in a variety of positions and in our industry gave our Board insight into a number of strategic and operational areas. Age 50.

Frederick G. McNamee, III has served as a Director since June 2008 and is the Chairman of the Company’s Nominating and Corporate Governance Committee. He has been a principal of Quadrus Consulting, a consulting practice primarily focused in the manufacturing operations and strategic planning domains, since 2000. From 1994 to 1998, he served as the Chairman, President and Chief Executive Officer of Continental Circuits Corporation, which manufactured complex, multi-layer circuit boards used in electronic equipment intended for the computer, communications, instrumentation and industrial controls industries. Following the acquisition of Continental Circuits by Hadco Corporation in 1998, he served as Hadco’s Interim Chief Technology Officer and Senior Vice President in charge of operations in Malaysia and Phoenix, Arizona. Mr. McNamee received his B.S. in Industrial Engineering from Purdue University. Age 56.

Lawrence Trachtenberg has served as a Director since 1995. He previously served as the Company’s Executive Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer. He retired from the General Counsel and Secretary positions in June 2008 and the Chief Financial Officer and Treasurer positions in November 2008. He retired from being an Executive Vice President on December 31, 2008 and continued to serve the Company thereafter as a non-officer employee until February 28, 2012. Mr. Trachtenberg received his J.D. from Harvard Law School and his B.A. in Accounting/Economics from Queens College of the City University of New York. Age 56.

Michael L. Watts has served as a Director since 2002 and became Chairman of the Board in December 2012. Mr. Watts founded Sunstate Equipment Co. in 1977, where he serves as Chairman. Sunstate Equipment Co. is one of the largest independently owned construction equipment rental companies operating in the United States, and currently has 54 locations in nine states. Mr. Watts co-founded specialty equipment rental companies Underground Safety Equipment, LLC in 2011, and Water Movers Equipment Company in 2002. Mr. Watts also founded specialty equipment rental company Trench Safety Equipment Company and served as its Chairman from 1987 until the company was sold in 1998. Mr. Watts adds an independent voice and deep equipment leasing industry knowledge to our Board. Age 65.

Jeffrey S. Goble has served as a Director since February 2006 and is the Chairman of our Compensation Committee. Mr. Goble is President, Chief Executive Officer and Founder of Providien, LLC, which supplies contract manufacturing services to the medical device and biotech industries. From 2003 to 2010, Mr. Goble was President of Medegen, Inc., which developed and manufactured specialty infusion therapy medical devices and provided contract-manufacturing services for medical device and pharmaceutical original equipment manufacturers. From 2001 to 2003, Mr. Goble was Medegen’s Corporate Vice President of Strategic Business Development. Medegen was founded when Mr. Goble, along with other Medegen executives, executed a management-led buy-out of certain operations of the Tech Group Inc. in 2001. Before co-founding Medegen as an independent company, Mr. Goble was Vice President-General Manager of the Tech Group’s North American contract manufacturing division. Mr. Goble joined the Tech Group in 1996 as Vice President-General Manager and established its Customer/Engineering Center. Earlier, Mr. Goble held various marketing and operational management positions in the general merchandise distribution industry. He holds a B.S. in Political Science from Arizona State University. Mr. Goble adds business, financial and organizational skills, manufacturing experience and entrepreneurial perspective to our Board. Age 52.

James J. Martell has served as a Director since January 2010. Mr. Martell serves as a Director of Express-1 Expedited Solutions, Inc., a public company engaged in the ground and air freight business, and has over 30 years of experience in the transportation and logistics sectors. Mr. Martell has acted, and continues to act, as a consultant to WCAS X, where he is a member of WCAS X’s Resources Group and serves as a Director of a WCAS X privately-held portfolio company, Ozburn-Hessey Logistics. Mr. Martell also serves as a Director of 3PD, Inc., a third-party logistics and last-mile delivery provider, and as an independent Director of Unitrans International Corporation and Protrans International, Inc., which are providers of logistics services. Mr. Martell graduated from Michigan Technological University with a B.S. degree in Business Administration. Mr. Martell brings a strong independent voice and relevant logistics and transportation industry knowledge to our Board. Age 58.

Stephen A McConnell has served as a Director since August 1998 and is the chairman of our Audit Committee. Since 1996, he has been President of Solano Ventures, a private capital investment company holding investments in a broad range of businesses, primarily in Arizona. From 1998 to 2004, Mr. McConnell served as majority stockholder and Chairman of G-L Industries, L.L.C., a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. From 1991 to 1997, he was Chairman of Mallco Lumber & Building Materials, Inc., a wholesale distributor of lumber and doors. From 1991 to 1995, he was President of Belt Perry Associates, Inc., a property tax consulting firm. He is also a Director of a number of private companies. Mr. McConnell has a B.A. in Economics from Harvard College and an MBA from Harvard Business School. Our Board benefits from Mr. McConnell’s extensive Director experience, knowledge of finance and accounting, and insight into manufacturing, construction and distribution businesses. Age 60.

Sanjay Swani has served as a Director since June 27, 2008, when he was appointed to the Board of Directors upon Mobile Mini’s acquisition of Mobile Storage Group, Inc. (“MSG”) pursuant to the Stockholders Agreement between us and WCAS X. Mr. Swani served as a Director of MSG from August 2006 until June 2008. Mr. Swani joined WCAS X as a vice president in 1999 and became a general partner in 2001. Prior to joining WCAS X, Mr. Swani worked at Fox Paine & Company, L.L.C. from June 1998 to May 1999 and was with Morgan Stanley & Co. Incorporated in their mergers and acquisitions area from 1994 to 1998, and in their debt capital markets area from 1988 to 1990. Mr. Swani has an undergraduate degree from Princeton University and graduate degrees from the MIT Sloan School of Management and Harvard Law School. He serves on the Board of Directors of several private companies. Mr. Swani brings to our Board investor perspective and significant experience in strategic and finance matters. Age 46.

EXECUTIVE OFFICERS

In addition to Mr. Olsson, the following individuals are also executive officers of the Company.

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

Phillip H. Hobson joined us in April 2013 as our Executive Vice President, Operations. Mr. Hobson previously served as Senior Vice President, Operations-Northern Division of RSC Holdings, Inc. from 2009 until 2012. From 2007 until 2009, Mr. Hobson was RSC’s Senior Vice President, Corporate Operations where his duties included responsibility for marketing, IT, purchasing, fleet management, its customer care call center, operational excellence, national accounts and M&A. Mr. Hobson joined RSC in 1998 and served in various financial roles in increasing responsibility until becoming involved in operations in 2005. Mr. Hobson holds a degree in economics from the University of California at Santa Cruz. Age 46.

Jody E. Miller has served as our Executive Vice President and Chief Operating Officer since January 2009. The Company previously announced Mr. Miller’s departure effective April 30, 2013. Mr. Miller joined us in June 2008 as Senior Vice President, Southeastern Division from MSG. He had been a Regional Vice President-Southeast Region and North Region since March 2004 with MSG. Prior to March 2004, he served as Regional Vice President of Rental Service Corporation from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. He has worked in the equipment leasing and portable storage industry for 22 years. Age 46.

Deborah K. Keeley has served as our Senior Vice President and Chief Accounting Officer since November 2005. From September 2005 to November 2005, she served as Senior Vice President. From June 2005 to September 2005, she served as Senior Vice President and Controller. From August 1996 to June 2005, she served as Vice President and Controller and from August 1995 as Controller. Prior to joining us, she was Corporate Accounting Manager for Evans Withycombe Residential, an apartment developer, for six years. Ms. Keeley has an Associate’s degree in Computer Science and received her Bachelor’s degree in Accounting from Arizona State University. Age 49.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined us in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 41.

There are no family relationships among any of our current directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors and certain of our officers to file reports of holdings and transactions in Mobile Mini shares with the SEC. Based on our records and other information, we believe that in 2012 our Directors and our officers who are subject to Section 16(a) met all applicable filing requirements except as noted below.

A Form 4 was filed late on September 24, 2012 for 5,965 shares of common stock granted to Mr. Martell on August 1, 2012. Additionally, the Compensation Committee determined in 2013 that the four-year performance-based stock grants covering the period ended December 31, 2012 did not meet applicable vesting requirements. The following Form 4s were filed in March 2013 to reflect these forfeitures: (i) Mr. Funk – forfeiture of 28,122 shares; (ii) Ms. Keeley – forfeiture of 11,408 shares; (iii) Mr. Miller – forfeiture of 12,185 shares; and (iv) Mr. Miner – forfeiture of 6,093 shares. Mr. Bunger’s 38,064 shares accelerated and vested at December 31, 2012 in accordance with the terms of his separation agreement.

CODE OF BUSINESS CONDUCT AND ETHICS

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

MATERIAL CHANGES TO PROCECURES FOR RECOMMENDING NOMINEES BY SECURITY HOLDERS

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since our previous disclosure regarding this matter.

BOARD COMMITTEES

We currently have three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. On October 2, 2012, the Board formed a Search Committee to identify and recruit Mr. Bunger’s successor and also formed an Executive Committee to work with Mr. Bunger and the Company’s management team throughout the transition period. Both of these committees were dissolved with the hiring of Mr. Olsson as President and Chief Executive Officer on March 18, 2013.

THE AUDIT COMMITTEE

The Audit Committee is comprised of independent directors and is governed by a Board-approved Charter stating its responsibilities. The current members of our Audit Committee are Messrs. Stephen A McConnell (Chairman), Jeffrey S. Goble, Frederick G. McNamee, III and Michael L. Watts.

The Board of Directors has determined that each of the members of the Audit Committee is financially literate and independent, as defined by the rules of the SEC and NASDAQ. Our Audit Committee must also include at least one independent member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Our Board has determined that Stephen A McConnell is an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. McConnell’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. McConnell any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

THE COMPENSATION COMMITTEE

The Compensation Committee is comprised of independent directors and is governed by a Board-approved Charter stating its responsibilities. The Committee determines and oversees the execution of the Company’s executive compensation philosophy and oversees the administration of the Company’s executive compensation programs. Its responsibilities also include overseeing Mobile Mini’s compensation and benefit plans and policies, administering our short- and long-term incentive programs, which include our equity incentive plans and our bonus plans for various executive officers (including reviewing and approving equity grants and cash bonuses) and reviewing and approving annually all compensation decisions for the Company’s executive officers, including the Named Executive Officers (“NEOs”) identified in the Summary Compensation Table. See “Executive Compensation—Compensation Discussion and Analysis” later in this Form 10-K/A for information concerning the Committee’s role, processes and activities in overseeing executive compensation.

The Board of Directors has determined that each of the members of the Compensation Committee is independent, as defined by the rules of the SEC and NASDAQ. In addition, each Committee member is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code.

The Compensation Committee has in the past, and may in the future, delegate authority to review and approve the compensation of certain of our employees to our Chief Executive Officer, or other senior executive officers. Even where the Compensation Committee has not delegated that authority, our senior executive officers evaluate employee performance, establish performance targets and objectives and provide recommendations to the Compensation Committee regarding compensation to be paid to certain of our employees.

The Compensation Committee’s Charter provides that the Compensation Committee shall have the authority, to the extent it deems necessary or appropriate, to retain a compensation consultant and such other advisors to assist in the evaluation of Director, Chief Executive Officer or senior executive compensation. The Charter further provides that the Compensation Committee has the sole authority to retain and terminate any such consulting firm and has the sole authority to approve any such consulting firm’s fees and other retention terms.

Pursuant to the authority granted to it in its Charter, during 2006 and 2007 the Compensation Committee engaged Pearl Meyer & Partners (“PM&P”) to review the competitiveness of its compensation program for our non-employee directors and our senior executive officers. The Committee engaged PM&P during 2008 for the limited purpose of furnishing updated compensation information, and did not otherwise use the services of a consultant during 2008 or 2009. In 2010, the Committee engaged PM&P to conduct a competitive review of the structure of our long-term equity incentive compensation (i.e., time and performance based restricted stock grants versus other forms of compensation). PM&P delivered its report and recommendations to the Committee in December 2010. During 2010, PM&P also began a competitive review of our executive and non-employee director compensation programs but did not complete a final review or make any final recommendations, as the Committee elected to defer changes to these programs to a future date before any final recommendations were delivered. During 2011, the Committee engaged PM&P to complete its competitive review of our executive and non-employee director compensation programs. PM&P delivered its report and recommendation to the Committee in December 2011 and January 2012. PM&P also advises the Committee regarding various other executive and director compensation issues as requested. Please refer to the discussion of the “Our Executive Compensation Framework - Role of Compensation Consultant” and “Setting Executive Compensation for 2012 and 2013” in the “Item 11. Executive Compensation” section of this Form 10-K/A for further details.

A copy of the Compensation Committee Charter is available on our Web site at www.mobilemini.com under the “Corporate Governance” section of the “Investors” page.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee is comprised entirely of independent directors and is governed by a Board approved Charter stating its responsibilities. The Nominating and Corporate Governance Committee is responsible for considering and periodically reporting to the Board of Directors on matters relating to the identification, selection and qualification of candidates nominated to the Board and its committees; reviewing and assessing the effectiveness of the Corporate Governance Guidelines on significant corporate governance issues and recommending to the Board proposed revisions to such guidelines; overseeing the evaluation of management, the Board and the committees thereof; evaluating and recommending compensation for non-employee directors to the Compensation Committee and the Board; and performing such other functions as the Board may from time to time assign to it. The Nominating and Corporate Governance Committee also reviews and makes recommendations to the Board of Directors regarding the size and the composition of the Board. In addition, the Nominating and Corporate Governance Committee will review and consider properly submitted stockholder recommendations on candidates for membership on the Board of Directors as described below.

The Board of Directors has determined that each of the members of the Nominating and Corporate Governance Committee is independent, as defined by the rules of the SEC and NASDAQ.

A copy of the Corporate Governance Committee Charter is available on our Web site at www.mobilemini.com under the “Corporate Governance” section of the “Investors” page.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or “CD&A,” describes Mobile Mini’s executive compensation program for 2012 along with certain elements of the program for 2013. We use this program to attract, motivate and retain the colleagues who lead our business. In particular, this CD&A explains how the Compensation Committee (referred to as the “Committee” in this “Item 11. Executive Compensation”) of the Board of Directors made 2012 compensation decisions for our executives, including the following NEOs:

•	Frederick G. McNamee, III, Interim Co-Chief Executive Officer (our interim co-principal executive officer)(1);

•	Lawrence Trachtenberg, Interim Co-Chief Executive Officer (our interim co-principal executive officer)(1);

•	Steven G. Bunger, Former Chief Executive Officer (our former principal executive officer)(2);

•	Mark E. Funk, Executive Vice President and Chief Financial Officer (our principal financial officer);

•	Deborah K. Keeley, Senior Vice President and Chief Accounting Officer;

•	Jody E. Miller, Executive Vice President and Chief Operating Officer (3); and

•	Christopher J. Miner, Senior Vice President and General Counsel.

(1)	Frederick G. McNamee, III and Lawrence Trachtenberg were appointed by the Board as Interim Co-Chief Executive Officers effective December 23, 2012 until March 18, 2013.
(2)	Steven G. Bunger stepped down as a member of the Board and as President and Chief Executive Officer of the Company effective December 23, 2012.
(3)	Jody E. Miller departed the Company effective April 30, 2013.

The Committee has responsibility for establishing, implementing and overseeing the Company’s compensation philosophy as it relates to our executive officers. Our executive officers have broad policy-making authority, and the Committee holds them accountable for the Company’s financial performance and for setting and maintaining a culture of strong ethics.

This CD&A describes Mobile Mini’s compensation program for executive officers, with a particular emphasis on the compensation program and decisions for 2012. The CD&A discusses our compensation framework in greater detail and summarizes compensation elements utilized and actions taken in 2012.

2012 Leadership Transition

The latter part of 2012 and the beginning of 2013 represented a year of transition in the leadership of the Company, with our former CEO stepping down, the formation of a Search Committee to identify and secure a successor and an Executive Committee to work with the Company’s management team throughout the transition period, and, the appointment of interim co-CEOs to lead the Company along with the other NEOs during the search process, and, ultimately, with the hiring of a new CEO in early 2013.

In addition to its normal duties, the Committee was heavily involved in successfully effecting this leadership transition, including:

•	Crafting the terms of the separation agreement with our former CEO to ensure a reasonable outcome and facilitate a smooth transition;

•	Assisting the Search Committee by providing updated market compensation information for the CEO position and participating in meetings and interviews with the candidates;

•	Overseeing the ongoing compensation programs for the other NEOs and employees at large;

•	Reviewing and recommending to the Board the compensation for our Non-executive Chairman of the Board; and

•	Assisting the Search Committee and the Board in developing the employment agreement and compensation arrangements for the new CEO, including his initial equity awards.

Many of these activities were ongoing at year-end 2012, when we have historically made to the NEOs and senior management team, including performance-based equity awards earned based on subsequent year 2013 performance. Given the transition activities, the Committee determined to postpone these equity grants until after our new CEO was hired. As a result, the 2012 Summary Compensation Table and Grants of Plan Based Awards Table reflect no 2012 equity awards to the NEOs, whose awards were made in 2013.

The Committee took a number of other actions during 2012 to make our executive compensation program more reflective of company performance and more responsive to stockholder interests. These actions included the following:

Action	Rationale

Used performance-based stock options for the CEO and select NEOs	Incorporates a strong performance based element to our equity grants for the executives with an increased emphasis on our long-term financial and stock price performance, and further aligns the interests of executives with the stockholders.

Implemented and received overwhelming support for our an annual “Say on Pay” advisory vote on executive compensation	While our stockholders approved a triennial vote at our 2012 Annual Meeting, the Committee subsequently determined that an annual vote is an important means of obtaining feedback from our stockholders about executive compensation and is more consistent with best practices from a governance perspective.

These actions are described in further detail as follows:

•

Performance-Based Stock Options. In 2010, we shifted our equity grant mix to 50% service-vested restricted stock grants and 50% stock options. While stock options by their nature are indirectly performance-based since their value is related to the company’s stock price, for performance year 2012 the Committee determined that the stock option grants to the CEO and selected NEOs would be subject to additional performance-based vesting. On December 27, 2011, the Committee granted stock options to Messrs. Bunger, Funk and Miller and Ms. Keeley with vesting provisions based on service and our EBITDA performance over years 2012 to 2014.

In addition, to the extent any options do not vest based on performance in a given year, they may vest at a later date based on cumulative performance over the three-year period.

Note that stock options granted to the other NEOs and employees were generally subject to service-based vesting only.

•

Annual Advisory Votes on Executive Compensation – At our 2012 Annual Meeting, we gave our stockholders the opportunity to cast advisory votes on our executive compensation policies and procedures (“Say-on-Pay”). Approximately 90% of the votes cast at that meeting supported our existing policies and procedures and approximately 78% of the votes cast re-approved the performance measures under the Company’s 2006 Equity Incentive Plan (“2006 Plan”)

As the shareholder advisory vote was held after the Committee and the Board had determined the compensation to be paid to the Company’s NEOs for 2012, the Committee and the Board did not take such results into account in determining executive compensation for 2012. However, in determining and deciding on executive compensation for fiscal year 2013, the Committee took into account the results of the 2012 shareholder advisory vote to approve executive compensation, particularly the strong support expressed by the Company’s shareholders, as one of many factors considered in determining the Company’s compensation policies and procedures for 2013.

Our Compensation and Governance Practices

We seek to maintain good governance standards, and continually review and evaluate the effectiveness of our compensation program and practices in this light. These practices include the following:

•	No gross-ups. We do not provide tax “gross-ups” for Change-in-Control payments, perquisites or other forms of compensation provided to our executive officers.

•

Performance-based equity. At least 50% of the equity awards granted to our CEO and selected NEOs for the 2012 performance year have vesting tied to the achievement of financial performance objectives. Additionally, our annual service-vested restricted stock awards provide for a minimum of four-year vesting, except in limited circumstances involving certain terminations of employment.

•	Hedging prohibition. We prohibit our executives and Directors from hedging, or engaging in any derivatives trading, with respect to our common stock.

•

Risk mitigators. Our executive compensation program includes a number of risk-mitigating controls, including using a mix of performance measures in our incentive plans and granting equity with multi-year service- or performance-based vesting.

•	Stock ownership guidelines. We have stock ownership requirements for our Directors, as discussed elsewhere in this Form 10-K/A.

•

Independent advisor. The Committee has engaged an independent compensation consultant that has no other ties to the Company or its management and that meets stringent selection criteria (see “Our Executive Compensation Framework - Role of Compensation Consultant” and “Setting Executive Compensation for 2012 and 2013”).

•	Ongoing investor dialogue. We maintain a robust investor outreach program that enables us to obtain ongoing feedback concerning our compensation program, as well as how we disclose that program.

OUR EXECUTIVE COMPENSATION FRAMEWORK

Compensation Philosophy and Objectives

The Committee believes that Mobile Mini’s executive compensation program implements and achieves the goals of our executive compensation philosophy. The Committee believes that an effective executive compensation program rewards the achievement of identified annual, long-term and strategic goals by the Company. An effective program seeks to align the interests of the Company’s executives with those of its stockholders by rewarding the achievement of performance objectives which exceed established goals that may be expected to enhance stockholder value. The Committee considers performance and compensation to ensure that the Company is able to attract, motivate and retain superior people in key positions and that compensation provided to key employees is competitive relative to the compensation paid to similarly situated executives in peer companies generally. The Committee believes that an effective means of achieving those objectives is to provide a compensation package to the Company’s NEOs and other executives that includes both cash and stock-based compensation that rewards performance measured against established goals.

Compensation decision-making in early 2012 reflected continued improvement in the operational environment for the Company. In December 2011, the Committee approved 2012 salary merit increases of up to 3% in the aggregate for employees (including NEOs). In 2010, the Committee elected to shift from its “all or nothing” approach of using restricted stock grants to the use of a 50-50 mix of stock options and restricted stock grants. In 2011, the Committee refined this approach and granted stock options to the CEO and select NEOs with vesting tied to the achievement of financial performance objectives over the years. As described above, the 2012 equity award grants for the NEOs were postponed due to the CEO leadership transition, and were subsequently made in 2013.

Applying Our Compensation Philosophy, Goals and Principles

We apply our compensation philosophy, goals and principles as follows:

•

Both individual compensation elements and total direct compensation are structured to be closely aligned with the compensation of similarly-sized U.S.-based companies in our industry and in related industries. We believe the salaries we pay to our executives are conservative relative to the salary levels paid by Mobile Mini’s peer group. This belief is supported by the results of PM&P’s 2011 compensation review, which reflected that our base salaries were approximately at the 25th percentile levels in the aggregate relative to our peers.

•

Our non-equity incentive program for our NEOs is based on Mobile Mini’s performance on the following two financial metrics, as adjusted during the year for acquisitions and other events or for certain expenses: earnings per share (“EPS”) and EBITDA. For 2012, potential individual payouts for NEOs ranged from 25% to 200% of targeted non-equity incentive compensation depending on the Company’s realization of pre-determined EPS and EBITDA objectives. If actual EPS and EBITDA performance failed to reach a minimum 80% threshold of the pre-determined objectives, the NEOs non-equity incentive payment would be $0. If actual EPS and EBITDA performance reached a threshold of 80% to 120% of pre-determined objectives, the non-equity payout would be pro-rated between 25% to 200% of targeted incentive compensation, with a maximum payout of 200%.

•

Awards under our equity-based incentive program are aligned with the interests of our stockholders because they deliver value based on relative and absolute stockholder return, encourage stock ownership and promote retention of key talent. The stock option awards granted in 2011 for our CEO and selected NEOs still have vesting tied to the achievement of financial performance objectives over the next two years ending in 2014. Due to the pendency of our CEO leadership transition process, no equity-based incentive awards were issued to the CEO or other NEOs in 2012, whose awards were made in 2013.

•	Our executive compensation structure is designed to deliver a significant portion of total direct compensation for our NEOs in the form of long-term incentive awards.

Role of Compensation Committee

The Committee typically works closely with the CEO to structure the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the business goals set for the Company and to reward the executives for achieving those goals. This structure may take the form of Company-wide goals or discrete business unit based goals, or a combination thereof, depending upon various factors, including a particular executive’s role in the Company and his or her primary areas of responsibility. The Committee historically reviews and sets executive compensation during November or December of each year in conjunction with the Company’s budgeting process for the following year. This process includes setting the Company’s near- and long-term business goals, together with the Company’s financial performance targets and other business goals for the coming fiscal year.

The Committee has no pre-established policy or set allocation between either cash and non-cash compensation or short-term and long-term incentive compensation. Rather, the Committee considers the views of the executives as to the retention and motivation effects of various types of compensation awards, the historical compensation patterns of the Company’s compensation awards and other subjective and objective factors, including the performance of the senior executive management team and each individual executive during recent periods. The Committee noted that historically the compensation of the CEO and other NEOs have been heavily weighted towards incentive compensation, with approximately 30% of each officer’s target total compensation based upon base salary and the remainder based upon achievement of goals under the cash bonus plan and restricted stock or option awards, which are valued based on the market price of the Company’s common stock on the date of the award.

Role of the Company’s President and Chief Executive Officer

For 2012, the establishment of performance targets and individual performance objectives for the Company’s senior management, including the Company’s NEOs, were recommended by Mr. Bunger and reviewed by the Committee. These individual objectives were those that Mr. Bunger and the Committee believed should be focused on during the year. Progress against these objectives was monitored by Mr. Bunger prior to his departure and reviewed with the Committee during the year. Mr. Bunger also made recommendations to the Committee regarding the performance targets and objectives that affect his own compensation.

Our CEO typically reviews the performance of each of the other NEOs against his or her objectives and presents his evaluation of his or her performance to the Committee. However, recommendations about individual compensation elements and total compensation are ultimately made by the Committee, using its judgment, focusing primarily on each NEO’s performance against his or her individual financial and strategic objectives, as well as the Company’s overall performance. The Committee also considers a variety of qualitative factors, including the business environment in which the results were achieved. Therefore, the Committee makes recommendations regarding each NEO’s compensation based on multiple factors, including the competitive market and company and individual performance. As required by the Committee’s Charter, these recommendations are made to the full Board of Directors of the Company, which approves all compensation plans for senior management.

Role of Compensation Consultant

Pursuant to its Charter, the Committee has the authority to engage independent compensation consultants and other professionals to assist in the design, formulation, analysis, and implementation of compensation programs for our executive officers. As described elsewhere in this Form 10-K/A, the Committee has engaged PM&P from time to time to review various elements of the Company’s overall compensation program, including performing reviews of the Company’s executive and non-employee director compensation plans, which were concluded in December 2011 and January 2012, respectively.

Evaluation of CEO Performance

As noted above, the Committee makes recommendations to the full Board regarding the performance targets and individual performance objectives for the Company’s senior management, including the Company’s CEO. Recommendations about the CEO’s compensation elements and total compensation are made by the Committee, using its judgment, focusing primarily on the CEO’s performance against his individual financial and strategic objectives, as well as the Company’s overall performance and the qualitative factors discussed below.

CEO’s Ability to Call Annual Meetings of the Compensation Committee or Meet with Consultants

In accordance with the Committee’s Charter, the Committee meets as often as it determines is appropriate to carry out its responsibilities under the Charter. Annual Meetings of the Committee may be called by any member of the Committee. The Chairman of the Committee (Mr. Jeffrey S. Goble), in consultation with the other Committee members, determines the frequency and length of the Committee meetings and sets meeting agendas consistent with the Committee’s Charter. Mr. Goble coordinates the scheduling of Committee meetings with the CEO or other senior management, as appropriate however, so as not to conflict with other Board meetings. Under the terms of the Committee’s Charter, the Committee may invite to its meetings any Director, member of management of the Company, and such other persons as it deems appropriate in order to carry out its responsibilities.

Because the Company had not engaged a compensation consultant since 2007 for the purposes of evaluating salaries, Mr. Bunger was afforded the ability to provide data and input to PM&P during its 2011 review of the Company’s compensation program, and to review and discuss the consultant’s findings and suggestions. We expect that our CEO will be provided similar opportunities to provide data and input to any compensation consultants retained by the Committee in the future.

SETTING EXECUTIVE COMPENSATION FOR 2012 AND 2013

2012 Compensation

As part of the Board of Director’s yearly budgeting and goal setting process, in December 2011, the Committee reviewed the base salaries of the Company’s executive officers to ensure they fairly and competitively compensated these individuals for the jobs they perform. In determining compensation for 2012, the Committee considered the Company’s performance in fiscal 2011, the current economic outlook, the Company’s prospects for 2012 and the Company’s efforts to cut or control costs. The Committee also considered the salary recommendations of Mr. Bunger for each of the other NEOs. PM&P reviewed the proposed 2012 compensation levels and recommendations for the CEO and other NEOs, and attended the December 2011 Committee meeting where these matters were discussed, and provided its input regarding same. Based on all of the foregoing factors, the Committee recommended to the full Board, and the full Board concurred, that the Company approve the merit increases and equity incentive compensation described in detail under “2012 Executive Compensation Key Components” in this Form 10-K/A.

CEO Compensation

Prior to his departure in December 2012, Mr. Bunger’s compensation plan consisted of:

•	Base salary of $573,682;

•	Targeted annual short-term incentive cash target bonus of $573,682; and

•	Targeted annual long-term incentive awards were not granted in 2012.

These amounts were reviewed in detail by the Committee and its independent consultant. A significant portion of Mr. Bunger’s compensation opportunity was tied to Company performance and our stock price, based upon combined targeted annual- and long-term incentive award values. The factors considered by the Committee in determining Mr. Bunger’s compensation are discussed under “2012 Executive Compensation Key Components”.

Other NEO Compensation

The Committee also made compensation adjustments for each of the other NEOs in January 2012. These adjustments were based upon the recommendations of the CEO, evaluations by the Committee and the other independent members of the Board of each individual’s performance, salary data from peer and comparator groups, internal pay relationships based on relative duties and responsibilities, the NEO’s impact on the Company’s results, the NEO’s future advancement potential, and the need to retain the NEO. Based upon these considerations, the Committee adjusted the base salaries and made a number of adjustments to the target compensation of our other NEOs, in all cases reflecting the NEO’s responsibilities and the factors listed above.

In 2011, to facilitate its review and determination of executive compensation for 2012, the Committee engaged compensation consulting firm PM&P to conduct a competitive review of our executive compensation program. PM&P was similarly engaged in the latter part of 2012 to assist the Committee and the Search Committee with the search for a new CEO. In connection with the 2011 review and in consultation with PM&P and senior management of the Company, the Committee identified a peer group composed of industry peers, related industry companies and selected companies with EBITDA growth and margin levels ranging from 80% to 300% of those of the Company. The peer group consists of the following companies:

Peer Companies
Aircastle Ltd	Gulfmark Offshore, Inc.	RSC Holdings Inc.
American Reprographics Co.	H&E Equipment Services, Inc.	Speedy Hire Plc
Ashtead Group Plc	Hornbeck Offshore Services, Inc.	TAL International Group Inc.
Bill Barrett Corp.	McGrath Rentcorp	Team, Inc.
Casella Waste Systems, Inc.	Multi-Color Corp.	United Rentals Inc.
Cintas Corporation	Public Storage	WCA Waste Corp.
G&K Services, Inc.	Ritchie Bros Auctioneers Inc.	Wright Express Corp.

In addition to peer group data, four domestic published or private compensation surveys were also utilized in PM&P’s 2011 report and comparisons to survey benchmark positions were made based on Mobile Mini’s size. PM&P completed its review in December 2011 and presented its analysis of our executive compensation program relative to peer and survey 25th, 50th and 75th percentile levels. Overall, the study suggested that Mobile Mini’s total direct compensation (base salary, annual bonus and long-term incentive values) was between the 25th and 50th percentile market levels. In addition, the study results indicated that Mobile Mini’s base salaries were approximately at the 25th percentile levels in the aggregate, and the threshold performance level required to begin earning a bonus under Mobile Mini’s bonus plan was higher than the peer group companies. Based on the results of the PM&P study, the Company’s performance in fiscal 2011, the current economic outlook, and the Company’s prospects for 2012, among other factors, the Committee set 2012 executive compensation targets, levels and practices to be more in line with the norms of the peer group.

2012 EXECUTIVE COMPENSATION KEY COMPONENTS

Summary of Key Compensation Elements

The table below summarizes the main elements of NEO compensation for the fiscal year ended December 31, 2012:

Element	Type	Description And Terms
Base Salary	Cash	• The fixed amount of compensation for performing day-to-day responsibilities • Generally eligible for increase annually, depending on company and individual performance

Cash-Based Incentive Compensation	Cash

•    Provides competitively-based annual incentive awards for achieving Mobile Mini’s short-term financial goals and other strategic objectives measured over the current year

•    Targeted compensation is based primarily on the realization of specific EPS and EBITDA objectives

Element	Type	Description And Terms
Equity-Based Long-Term Incentive Compensation	Stock Options (representing 50% of total annual grant value)

•    For the CEO and selected NEOs, the December 2011 stock option grants vest over three years, subject to achievement of specific performance-based objectives for 2012 to 2014 set at the time of grant

•    Options only have value to the extent our stock trades above the stock price on the grant date

	Restricted Stock Awards (representing 50% of total annual grant value)	• The December 2011 restricted stock awards vest ratably over four years

Retirement	401(k) Savings Plan	A qualified 401(k) plan that provides participants with the opportunity to defer a portion of their compensation, up to tax code limitations, and may receive a company matching contribution

Other	Perquisites	Modest ancillary benefits provided to executives by the Company

Each of these elements of executive compensation for 2012 is explained in further detail below:

Base Salary

Mobile Mini provides NEOs and other employees a base salary to compensate them for services rendered during the fiscal year.

Base salary for each NEO is determined on the basis of his or her position and responsibility. During its review of base salaries for executives, the Committee primarily considers an internal review of the executive’s compensation and the performance of the executive. Salary levels are considered annually as part of the Committee’s year-end review process, and in conjunction with the annual budget and performance forecasting of management, which is generally conducted during November or December of each year.

Given the uncertainty brought about by the economic recession, in 2009 merit-based salary increases were held to a modest 3% in the aggregate and in 2010 no merit-based salary increases were granted to executives or employees making over $40,000. In 2011 and 2012, merit-based salary increases were approved of up to 3% in the aggregate for all employees (including NEOs).

Non-Equity Incentive Plan and Bonuses

Under the Company’s Non-Equity Incentive Plan, the Company’s Chief Executive Officer, Chief Financial Officer, other executive officers and certain employees (including the other NEOs) are eligible for a cash bonus if the Company achieves identified performance objectives. For 2012, the performance objectives are based primarily on EPS and EBITDA and/or components thereof. Branch and regional managers, sales managers and division Senior Vice Presidents also have a component of revenue in their performance goals (each, a “Performance Category”). Revenue, EBITDA and EPS performance objectives are established by the Committee and the Board during the Company’s budgeting process, and those amounts are discussed by management with the Committee and then linked to “target” and “maximum” potential bonus payments. We believe that linking these Performance Category objectives to specific potential bonus payments aligns the interests of the executive officers to the long-term interests of our stockholders.

The budgeting process and the related establishment of bonus payout levels involve the Company’s management building operating budgets using different assumptions concerning factors that have a direct and measurable effect upon the Company’s financial and operating performance, including, for example, trends in general economic conditions, trends in specific industries (such as the non-residential construction industry or the retail trade industry) in which large numbers of the Company’s customers operate, interest rates and other factors. The performance goals may be adjusted during the performance period to account for acquisitions and other events that have predictable and quantifiable effects upon the levels initially set in connection with the performance goals. Under each of the goals, the Committee adopted a sliding scale under which the Chief Executive Officer, the other NEOs and each other executive officer could earn bonuses. Targeted bonus amounts historically have been equal to a percentage of the executive’s base salary, with the percentage ranging from 25% up to a maximum of 200% of base salary if the maximum performance objective was achieved in each Performance Category.

For 2012, the Committee designated the annual Performance Categories as adjusted EBITDA and adjusted diluted EPS. These measures applied to all NEOs. Under the 2012 incentive bonus plan, if achieved Company performance had been equal to 80% but less than 100% of the target goals for EBITDA and EPS, the employee would be eligible for a pro-rated bonus ranging from 25% to 99% of his or her target bonus amount associated with those Performance Categories. If achieved performance were equal to 100% but less than 110% of target goals for EBITDA and EPS, the employee would be eligible for 100% to 149% of his or her targeted bonus amount. If achieved performance were 10% but less than 20% above the target goal for EBITDA and EPS, the employee would be eligible for 150% to 199% of his or her target bonus amount associated with that Performance Category. If achieved performance were 20% or more above target goals for EBITDA and EPS, the employee would have been eligible for 200% of his or her target bonus amount associated with those Performance Categories. For achieved performance above or below the target goals, bonuses would be pro-rated within those category ranges. As in prior years, the budgeted performance goals are adjusted during the year to account for acquisitions or other events.

The following chart illustrates, for the NEOs, the Performance Category weighting and the performance levels necessary to achieve threshold, target and maximum bonus payout amounts, along with actual results during the 2012 measurement period:

Measure	Weight	Threshold ($)	Target ($)	Maximum ($)	Actual Results ($)	% of Target Achieved	% of Target Bonus Earned
Adjusted EBITDA*	60%	114,836,678	143,545,847	172,255,016	139,556,594	97.2%	89.6%
Adjusted Diluted EPS*	40%	0.73	0.91	1.09	0.92	101.4%	107.1%

*	Excludes certain expenses and other adjustments calculated internally for compensation purposes only.

In 2012, with an improved economy, after the lingering effects of the recent recession the Company continued to cut costs to manage profitability, generate positive cash flow and pay down debt. As a result of these efficiencies and improvements, the cash bonus awards under which NEOs qualified for automatic cash payments under the Company’s Non-Equity Incentive Plan were achieved for EBITDA between “threshold” and “target” and for EPS were achieved between “target” and “maximum” for the objectives set in 2012.

During the past five years including 2012, the Company’s Chief Executive Officer and Chief Financial Officer received incentive bonuses between the threshold and target levels two times and no incentive bonus three times. The Non-Equity Incentive Plan payout percentage, excluding discretionary bonuses, over the past five years, including 2012, has been between 0% and 97% of the CEO’s and other NEOs’ target awards, with an average payment of approximately 34%. Generally, the Committee endeavors to set the target payout level such that the relative difficulty of achieving the goal is anticipated to be consistent from year to year. The Committee developed the Non-Equity Incentive Plan over time and believes it aligns the efforts of the Company’s management with the interests of its stockholders.

Equity-Based Incentives

The Committee may grant stock options, make awards of restricted stock and make other equity-based awards to executives and other employees under our 2006 Plan. The 2006 Plan was adopted by the Board of Directors in February 2006 and approved by the Company’s stockholders in June 2006 at the Annual Meeting. The 2006 Plan was amended in 2009, which amendment was approved by our stockholders at our 2009 Annual Meeting. In granting awards under this plan, the Committee may establish any conditions or restrictions it deems appropriate. The Company’s CEO traditionally has recommended to the Committee the size of stock-based awards for all officers and other employees as part of the Company’s annual budget process. Grants of equity-based awards to officers and other employees of the Company are made by the Committee in each instance.

The Company historically has used multiple forms of equity-based incentives to align employee performance with shareholder value. These include shares of restricted stock that vest over time (typically four years for NEOs), shares of restricted stock that vest over time and upon the achievement of yearly EBITDA targets (typically over four years), stock options that vest over time (typically four years for NEOs), and stock options that vest over time and upon the achievement of yearly EBITDA targets (typically over three years).

Below is a summary of the types of equity-based incentive grants made for each of the identified performance years and the associated vesting method.

2010	2011	2012
50% time based restricted stock [vests over 4 years]	50% time based restricted stock [vests over 4 years]	50% time based restricted stock [vests over 4 years]
50% performance based restricted stock [vests over 4 years]	50% time based stock options [vests over 4 years]	50% performance based stock options* [vests over 3 years]

(Granted 2009 and 2010)	(Granted 2010)	(Granted 2011)

*	For all NEOs other than Mr. Miner, whose 2012 stock options were only time based and vest over four years.

The Committee has concluded that the above-referenced equity incentives and compensation structure do not encourage unnecessary or excessive risk taking because our compensation program by design does not incentivize excessive risk taking. Our base salary component of compensation does not encourage risk taking because it is a fixed amount. The current equity-based incentives have the following risk-limiting characteristics:

•

All of the equity stock awards include a time-vesting component over multiple years, which align the interests of executive officers to long-term stockholder interests and does not reward gains based on short-term performance;

•	The time based restricted stock awards and stock option awards vest solely based on time in equal installments over multiple years if the recipient remains employed throughout the vesting period;

•

Performance-based restricted stock awards and stock option awards require the achievement of performance targets over multiple years and the cumulative performance feature mitigates against executives focusing on specific short-term outcomes;

•

Awards based on the achievement of performance targets are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;

•	Members of the Committee approve the final equity incentive awards in their discretion, after the review of executive and corporate performance; and

•	All of the members of the Committee are independent directors.

Annual grants of equity-based awards, including awards of shares of restricted stock, to executive officers are made typically in late December. In some instances, the Committee may delay the making of some awards until the first quarter of the following year, as was the case in 2009 in respect of the performance-vesting portion of restricted stock awards and was the case in respect of awards granted to certain executive officers in 2013. Such delays generally would be related to the completion of other Committee or Company actions, such as completion of annual budgeting or completion of compensation or other governance studies or reports or, in the case of 2013, completion of the Company’s search for a new CEO. The delays are not related to closing of a financial reporting period or to time awards to announcements of Company information. In connection with the hiring or promotion of new executive officers during the course of the year, the Committee generally will make an equity plan award of stock options or, currently, shares of restricted stock, at the time the individual is first elected to the executive officer position, with any further awards to be made in connection with the annual setting of compensation by the Committee during the fall.

Historically in late fall, the Board approves a budget for the next operating year. As part of that budget-setting process and performance review of each executive officer, the CEO proposes compensation amounts for each executive officer made up of base salary, target bonus amounts and target dollar amount of equity awards. The Committee and the Board review the recommendations of the CEO and the performance of each of the executive officers and approve base salary, target bonus amounts and target dollar amount of equity awards for each executive office.

For the 2012 compensation year, granted in 2011, the approved dollar amount for equity awards was divided into grants of 50% of the approved equity amount in the form of restricted stock with time-based vesting and 50% of the approved amount for the CEO and selected NEOs in the form of stock options subject to time and performance-based vesting.

In December 2011, the Committee approved grants of time-vested restricted stock and performance-based stock options for 2012 compensation purposes. In previous years, the Committee approved grants of both time-vested and performance-based restricted stock.

If any year’s grants include equity with performance-based targets, once the budgeting process is completed and approved by the Board, the Committee sets performance measures for that fiscal year that must be met in order for the executive officer to vest in their awards. Because the vesting of performance-based awards requires the achievement of yearly EBITDA objectives over a period of years, at the time of grant, the Committee also establishes individual future year EBITDA objectives for the covered by the award.

Because the budgeting process for fiscal 2010 was not finalized by the end of 2009, the Committee approved the grant of equity awards that were solely time-based vesting (i.e., 50% of each executive officer’s target equity grant amount) in December of 2009. The performance-based shares (i.e., the other 50% of each executive officer’s target equity grant amount) were not granted until February 2010 following completion of the budgeting process and when the Committee had sufficient information to set the performance goals for that year.

For example, once the Board had approved the budget for 2010, the Committee granted performance-based shares that vest over four years and require the achievement of certain EBITDA goals each year, beginning in 2010.

As disclosed in this Form 10-K/A, in addition to the annual EBITDA objectives established for each year, there is a cumulative performance objective that applies to all shares that did not vest due to the failure to achieve earlier yearly targets. Typically, this “cumulative year period” is four years for performance-based restricted stock and three years for performance-based stock options. If the sum of the cumulative EBITDA actually achieved over the cumulative year period is greater than 90% of the sum of the EBITDA objectives for the same cumulative year period on a grant-by-grant basis, then shares will vest in proportion to the ratio achieved between 90% and 100%. In other words, performance shares that do not vest due to failure to achieve an EBITDA objective in any given year may nevertheless vest at the end of the cumulative year grant period if the cumulative EBITDA achieved is 90% or more of the original cumulative year goal period.

The Company re-evaluates the probable outcome of the performance measures (i.e., likelihood of achieving the previously-set EBITDA targets) at least annually for all prior grants and reflects this likelihood and the value of the associated shares in column (e) of the Summary Compensation Table in this Form 10-K/A.

Set forth below is a table that summarizes the vesting history of the Company’s performance-based equity grants for the periods indicated, including the percent of the goal achieved and the corresponding outcome.

Vesting History of Grants	% of Target Achieved	Outcome
2009 Initial Performance Year (1)
2009 EBITDA	96%	Did not vest
2010 EBITDA	77%	Did not vest
2011 EBITDA	74%	Did not vest
2012 EBITDA	66%	Did not vest
2010 Initial Performance Year (1)
2010 EBITDA	103%	Vested
2011 EBITDA	104%	Vested
2012 EBITDA	97%	Did not vest
2011 Initial Performance Year (2)	n/a	n/a
2012 Initial Performance Year (1)
2012 EBITDA	118%	Vested

(1)	Excludes stock-based compensation expense and other adjustments.
(2)	The Company did not grant performance-based equity awards for the 2011 compensation year.

On December 18, 2012, the Committee made awards of restricted stock under the 2006 Plan to certain of our employees, excluding the NEOs, whose awards were made in 2013.

401(k) Savings Plan and Other Retirement Benefits

Mobile Mini maintains a contributory retirement plan, the 401(k) Plan, covering all eligible employees in the United States with at least 30 days of service. This plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of the Internal Revenue Code. The Company annually may make a qualified non-elective contribution in an amount it determines, and may also make discretionary profit-sharing contributions. In 2012, the Company made a contribution, to employees with at least one year of service, equal to 25% of each participating employee’s contribution, up to an annual maximum of $1,000 per employee. This “matching” program was suspended for 2010 and 2011. The amount the Company contributed to each NEO in 2012 is reflected in column (i) of the Summary Compensation Table. We have a similar plan as governed and regulated by Canadian law, where we make matching contributions with the same limitations as our 401(k) plan, to our Canadian employees up to an annual maximum of $500 per employee.

In the U.K., the Company’s employees are covered by one of two separate defined contribution programs. The employees become eligible to participate in the programs once any initial employment probationary period is completed. The plans are designed as retirement benefit programs into which the Company contributes an amount equal to 5% or 7% of the employees’ annual salary into the plan. Depending on the plan, employees contribute either 0% or 2.5% of their annual salary into the plan and have the right to make further contributions if they so elect. The participants have the right to direct the investment of their funds among certain named plans. Annual charges are deducted from each employee’s fund to cover the administrative costs of these programs.

In The Netherlands, the Company’s employees are covered by a defined contribution program. All employees become eligible after one month of employment. Contributions are between 3.0% and 28.1% of the employee’s pensionable salary, depending on the employee’s age, and employees contribute 3.0% of their pensionable salary. The administrative costs for this plan are deducted by the administrative agent from the contributions and the investment earnings.

The Company does not maintain any other retirement plans under which executives or any other employees earn the right to receive benefits upon retirement.

Perquisites and Other Personal Benefits

Mobile Mini provides the NEOs with minimal perquisites and other personal benefits. The costs of the perquisites and personal benefits for the NEOs for the fiscal year ended December 31, 2012 are included in column (i) of the Summary Compensation Table in this Form 10-K/A.

2013 Committee Actions

New CEO Compensation

Following a national search by our Search Committee and significant additional efforts of our Committee and the full Board, on March 18, 2013 the Board appointed Mr. Erik Olsson to our Board of Directors and to be our President and Chief Executive Officer. In connection with this appointment, Mr. Olsson entered into an employment agreement with the Company. The terms of this agreement are summarized in the Company’s Form 8-K filing dated March 20, 2013.

Equity Grants for the other NEOs

As described above in “2012 Leadership Transition,” the Committee postponed 2012 equity awards for the NEOs and senior executives until the CEO search was completed in March 2013. Equity awards to the NEOs were made on March 15, 2013, and consisted of a combination of stock options with performance-based vesting, and stock options and restricted stock with time-based vesting in the following amounts:

	Stock Options		Restricted Stock (# of shares)
	Number	Exercise Price	Number
Mark E. Funk	83,044	$28.83	19,914
Deborah K. Keeley	33,689	$28.83	8,079
Christopher J. Miner	22,202	$28.83	5,324

Employment Agreements

Mark Funk — On October 15, 2008, the Company entered into an employment agreement with Mr. Funk. Mr. Funk became the Company’s Executive Vice President on November 3, 2008 and assumed the Chief Financial Officer position following the filing of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2008. The employment agreement automatically renews for successive one-year periods beginning on December 31, 2009 and on each December 31st thereafter, unless the Company or Mr. Funk gives 90 days prior written notice of an intention to terminate employment on the last day of the then-current employment period. In December 2009, the Company entered into an amendment with Mr. Funk relating to the removal or modification of certain post-employment benefits as a result of changes in the Internal Revenue Code. In December 2012, the Company entered into a further amendment with Mr. Funk relating to the compensation payable to Mr. Funk upon termination of his employment without Cause or for Good Reason and clarifying that severance payments would be triggered in the event the Company elects to terminate the employment agreement rather than allow it to automatically renew at the end of its term.

Mr. Funk’s 2012 base salary was $372,893. The base salary is reviewed annually. Mr. Funk is eligible for an incentive bonus subject to the terms and conditions of the Company’s incentive bonus plan and as the Committee may determine. Mr. Funk is eligible to participate in all equity-based employee benefit plans maintained by the Company, including, but not limited to, the Company’s 2006 Plan. He also receives certain other benefits, including participation in all employee benefit plans, vacation and sick leave, and an automobile allowance of $600 per month.

The Company may terminate the employment agreement for Cause (as defined in the employment agreement), including upon (i) commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company, (ii) dishonesty or willful misconduct in the performance of duties, or (iii) willful violation of any law, rule or regulation in connection with the performance of duties. The Company may also terminate the employment agreement upon Mr. Funk’s disability or by written notice.

Mr. Funk may terminate the employment agreement for Good Reason (as defined in the employment agreement), including upon (i) assignment to Mr. Funk of material duties inconsistent with those originally contemplated by the employment agreement, (ii) a reduction in base salary (excluding “across the Board” reductions for all senior executives), (iii) material breach of the employment agreement by the Company, (iv) purported termination for Cause by the Company where such Cause does not exist, (v) in the case of assignment of the employment agreement by the Company, failure of the Company to obtain from such assigned an agreement to assume and perform under the employment agreement, or (vi) relocation of Mr. Funk to an office outside the Phoenix metropolitan area. Mr. Funk may also voluntarily terminate the employment agreement by giving 90 days prior written notice to the Company.

The employment agreement may terminate upon a Change of Control (as defined in the employment agreement), of the Company including (i) an acquisition by any person of more than 35% of the voting shares of the Company, (ii) a change in more than 1/3 of the members of the Board of Directors, or (iii) the consummation of a merger, consolidation, reorganization, liquidation or dissolution, or sale of all or substantially all of the assets of the Company.

Upon termination by the Company for Cause, death or disability, or upon voluntary termination by Mr. Funk other than for Good Reason, he or his estate is entitled to any Accrued Compensation (as defined in the employment agreement) and, in the case of death or disability, a prorated amount of his cash bonus (determined by the average cash bonus amount paid in the preceding two years). Upon (i) termination by Mr. Funk for Good Reason, (ii) termination by the Company without Cause, or (iii) termination within one year of a Change in Control of the Company, Mr. Funk is entitled to any Accrued Compensation (as defined in the employment agreement) plus a lump-sum severance payment of an amount equal to (a) in the case of Good Reason or without Cause, one times the sum of his then-current annual base salary and the Payment Amount (defined in the amended employment agreement as his annual base salary in effect in the year in which termination occurs), and (b) in the case of a Change in Control and termination within one year thereafter, two times the sum of his then-current annual base salary and the Payment Amount. In addition, the Company will continue to pay certain health insurance amounts for Mr. Funk and his dependents for a period of up to 12 months. Upon a Change in Control or a termination of employment (not including termination by the Company for Cause or voluntary termination by Mr. Funk for other than Good Reason), his equity-based compensation awards shall vest in full in most circumstances.

The employment agreement also provides that Mr. Funk will not solicit employees or customers of the Company during his employment or within two years of the termination of his employment. In addition to the employment agreement, Mobile Mini and Mr. Funk entered into Mobile Mini’s standard indemnity agreement for its Directors and officers.

Deborah Keeley — On July 5, 2011, the Company entered into an employment agreement with Ms. Keeley, its Senior Vice President and Chief Accounting Officer. The employment agreement provides for Ms. Keeley’s continuous employment for a term commencing on July 5, 2011 and expiring on December 31, 2012, with automatic renewal for successive one-year periods unless the Company or Ms. Keeley gives written notice within the 90-day period prior to December 31, 2011 (or the relevant December 31st thereafter) of an intention to terminate employment on the last day of the then-current employment period.

Ms. Keeley’s 2012 base salary was $216,305. The base salary is reviewed annually. Ms. Keeley is eligible for an incentive bonus subject to the terms and conditions of the Company’s incentive bonus plan and as the Committee may determine. She is eligible to participate in equity-based employee benefit plans maintained by the Company including, but not limited to, the Company’s 2006 Plan. She also receives certain other benefits, including participation in all employee benefit plans, vacation and sick leave.

The Company may terminate the employment agreement for Cause (as defined in the employment agreement) including upon (i) commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company, (ii) dishonesty or willful misconduct in the performance of duties, or (iii) willful violation of any law, rule or regulation in connection with the performance of duties. The Company may also terminate the employment agreement upon Ms. Keeley’s disability or by written notice.

Ms. Keeley may terminate the employment agreement for Good Reason (as defined in the employment agreement), including upon (i) assignment to Ms. Keeley of material duties that are materially inconsistent with those originally contemplated by the employment agreement, (ii) a reduction in base salary (excluding “across the board” reductions for all senior executives on a substantially similar basis), (iii) a material breach of the employment agreement by the Company, (iv) purported termination for Cause by the Company not in compliance with the employment agreement, (v) in the case of assignment of the employment agreement by the Company, failure of the Company to obtain from such assign or successor an agreement to assume and agree to perform under the employment agreement, and (vi) relocation of Ms. Keeley to an office outside the Phoenix metropolitan area. Ms. Keeley also may terminate the employment agreement voluntarily by 90 days prior written notice to the Company.

The employment agreement may terminate upon a Change in Control of the Company (as defined in the agreement), including (i) an acquisition by any person of more than 35% of the voting shares of the Company, (ii) a change in more than 1/3 of the members of the Company’s Board of Directors, or (iii) the consummation of a merger, consolidation, reorganization, liquidation or dissolution, or sale of all or substantially all of the assets of the Company.

Upon termination by the Company for Cause, death or disability, or upon voluntary termination by Ms. Keeley other than for Good Reason, Ms. Keeley or her estate is entitled to any Accrued Compensation (as defined in the agreement) and, in the case of death or disability, a prorated amount of her cash bonus (determined by the average cash bonus amount paid in the preceding two years). Upon (i) termination by Ms. Keeley for Good Reason, (ii) termination by the Company without Cause, or (iii) termination within one year of a Change in Control of the Company, Ms. Keeley is entitled to any Accrued Compensation plus a lump-sum severance payment of an amount equal to (a) in the case of Good Reason or without Cause, one times the sum of her then-current annual base salary and the Payment Amount (defined in the employment agreement as 45% of her annual base salary in effect in the year in which termination occurs), and (b) in the case of a Change in Control and termination within one year thereafter, two times the sum of her then-current annual base salary and the Payment Amount. In addition, the Company will continue to pay certain health insurance amounts for Ms. Keeley and her dependents for a period of up to 24 months. Upon a Change in Control or a termination of employment (not including termination by the Company for Cause or voluntary termination by Ms. Keeley for other than Good Reason), her equity-based compensation awards shall vest in certain circumstances.

The employment agreement also provides that Ms. Keeley will not solicit employees or customers of the Company during her employment or within two years of the termination of her employment.

Jody Miller — Mr. Miller is departing the Company effective April 30, 2013. The following description of his employment agreement is included in compliance with SEC rules and regulations. On December 18, 2008, the Company entered into an employment agreement with Mr. Miller. Mr. Miller became the Company’s Executive Vice President with the initial title of Chief Operating Officer - North America for a term commencing on January 5, 2009 and expiring on December 31, 2009. The employment agreement automatically renews for successive one-year periods beginning on December 31, 2009 and on each December 31st thereafter, unless the Company or Mr. Miller gives 90 days prior written notice of an intention to terminate employment on the last day of the then-current employment period.

Mr. Miller’s 2012 base salary was $325,000. The base salary is reviewed annually. Mr. Miller is eligible for an incentive bonus subject to the terms and conditions of the Company’s incentive bonus plan and as the Committee may determine. Mr. Miller is eligible for all equity-based employee benefit plans maintained by the Company including, but not limited to, the Company’s 2006 Plan. He also receives certain other benefits, including participation in all employee benefit plans, vacation and sick leave, reimbursement of travel expenses and either the payment of his automobile lease or an automobile allowance of $650 per month.

The Company may terminate the employment agreement for Cause (as defined in the employment agreement), including upon (i) commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company, (ii) dishonesty or willful misconduct in the performance of duties, (iii) willful violation of any law, rule or regulation in connection with the performance of duties, or (iv) material breach of the employment agreement by Mr. Miller. The Company may also terminate the employment agreement upon Mr. Miller’s disability or by written notice.

Mr. Miller may terminate the employment agreement for Good Reason (as defined in the employment agreement), including upon (i) assignment to Mr. Miller of material duties inconsistent with those originally contemplated by the employment agreement, (ii) a reduction in base salary (excluding “across the Board” reductions for all senior executives), (iii) breach of the employment agreement by the Company, (iv) purported termination for Cause by the Company where such Cause does not exist, (v) in the case of assignment of the employment agreement by the Company, failure of the Company to obtain from such assign an agreement to assume and agree to perform under the employment agreement, or (vi) the Company requiring Mr. Miller to travel away from the Kansas City area contrary to the terms of the employment agreement. Mr. Miller also may terminate the employment agreement voluntarily by giving 90 days prior written notice to the Company.

The employment agreement may terminate upon a Change in Control (as defined in the employment agreement) of the Company, including (i) an acquisition by any person of more than 35% of the voting shares of the Company, (ii) a change in more than 1/3 of the members of the Board of Directors, or (iii) the consummation of a merger, consolidation, reorganization, liquidation or dissolution, or sale of all or substantially all of the assets of the Company.

Upon termination by the Company for Cause, death or disability, or upon voluntary termination by Mr. Miller other than for Good Reason, Mr. Miller or his estate is entitled to any Accrued Compensation (as defined in the employment agreement) and, in the case of death or disability, a prorated amount of his cash bonus (determined by the average cash bonus amount paid in the preceding two years). Upon (i) termination by Mr. Miller for Good Reason, (ii) termination by the Company without Cause, or (iii) termination within one year of a Change in Control of the Company, Mr. Miller is entitled to any Accrued Compensation (as defined in the employment agreement) plus a lump-sum severance payment of an amount equal to (a) in the case of Good Reason or without Cause, one times the sum of his then-current annual base salary and the Payment Amount (defined in the employment agreement as 70% of his annual base salary in effect in the year in which termination occurs), and (b) in the case of a Change in Control and termination within one year thereafter, two times the sum of his then-current annual base salary and the Payment Amount. In addition, the Company will continue to pay certain health insurance amounts for Mr. Miller and his dependents for a period of up to 24 months. Upon a Change in Control or a termination of employment (not including termination by the Company for Cause or voluntary termination by Mr. Miller for other than Good Reason), his equity-based compensation awards shall vest in full in most circumstances.

The employment agreement also provides that Mr. Miller will not solicit employees or customers of the Company during his employment or within two years of the termination of his employment.

Christopher J. Miner — On December 22, 2009, the Company entered into an employment agreement with Mr. Miner. The employment agreement provides for Mr. Miner’s continued employment as Senior Vice President and General Counsel of the Company for a term expiring on December 31, 2010. Notwithstanding this fixed term, the employment agreement automatically renews for successive one-year periods unless the Company or Mr. Miner gives written notice within the ninety (90) day period prior to December 31st of each year of an intention to terminate employment on the last day of the then-current employment period. In December 2012, the Company entered into an amendment with Mr. Miner relating to the compensation payable to Mr. Miner upon termination of his employment without Cause or for Good Reason and clarifying that severance payments would be triggered in the event the Company elects to terminate the employment agreement rather than allow it to automatically renew at the end of its term.

Mr. Miner’s 2012 base annual salary was $278,486. His base salary is reviewed annually. Mr. Miner is eligible for an incentive bonus subject to the terms and conditions of the Company’s incentive bonus plan and as the Committee may determine. He is eligible to participate in all equity-based employee benefit plans maintained by the Company including, but not limited to, the Company’s 2006 Plan. He will also receive certain other benefits, including participation in all employee benefit plans, vacation and sick leave, and reimbursement of his state bar and continuing legal education expenses.

The Company may terminate the employment agreement for Cause (as defined in the agreement), including upon (i) commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company, (ii) dishonesty or willful misconduct in the performance of duties, or (iii) willful violation of any law, rule or regulation in connection with the performance of duties. The Company may also terminate the agreement upon Mr. Miner’s disability or by written notice.

Mr. Miner may terminate the employment agreement for Good Reason (as defined in the agreement), including upon (i) assignment to Mr. Miner of material duties inconsistent with those originally contemplated by the employment agreement, (ii) a reduction in base salary (excluding “across the board” reductions for all senior executives), (iii) breach of the employment agreement by the Company, (iv) purported termination for Cause by the Company not in compliance with the agreement, (v) in the case of assignment of the employment agreement by the Company, failure of the Company to obtain from such assign an agreement to assume and agree to perform under the employment agreement, and (vi) relocation of Mr. Miner to an office outside the Phoenix metropolitan area. Mr. Miner may also voluntarily terminate the employment agreement by 90-day prior written notice to the Company.

The employment agreement may terminate upon a Change of Control of the Company (as defined in the agreement), including (i) an acquisition by any person of more than 35% of the voting shares of the Company, (ii) a change in more than 1/3 of the members of the board of directors, or (iii) the consummation of a merger, consolidation, reorganization, liquidation or dissolution, or sale of all or substantially all of the assets of the Company.

Upon termination by the Company for Cause, death or disability, or upon voluntary termination by Mr. Miner other than for Good Reason, Mr. Miner or his estate is entitled to any Accrued Compensation (as defined in the agreement) and, in the case of death or disability, a prorated amount of his cash bonus (determined by the average cash bonus amount paid in the preceding two years). Upon (i) termination by Mr. Miner for Good Reason, (ii) termination by the Company without Cause, or (iii) termination within one year of a Change of Control of the Company, Mr. Miner is entitled to any Accrued Compensation plus a lump-sum severance payment of an amount equal to (a) in the case of Good Reason or without Cause, one times the sum of his then-current annual base salary (“Salary”) and the Payment Amount (defined in the amended employment agreement as 60% of his annual base salary in effect in the year in which termination occurs), and (b) in the case of a Change in Control and termination within one year thereafter, two times the sum of his then current annual base salary and the Payment Amount. In addition, the Company will continue to pay certain health insurance amounts for Mr. Miner and his dependents for a period of up to 24 months. Upon a Change in Control or a termination of employment (not including termination by the Company for Cause or voluntary termination by Mr. Miner for other than Good Reason), his equity-based compensation awards shall vest in certain circumstances.

The agreement also provides that Mr. Miner will not solicit employees or customers of the Company during his employment or within two years of the termination of his employment

Steven Bunger — Former Chief Executive Officer

Separation Agreement and General Release of all Claims. On October 2, 2012, in connection with Mr. Bunger’s departure as CEO and President, the Company entered into a Separation Agreement and General Release of All Claims, dated October 2, 2012 (the “Separation Agreement”). Pursuant to the terms of Mr. Bunger’s Terminated Employment Agreement (discussed below) and the Separation Agreement, the parties agreed that Mr. Bunger will receive the following benefits:

•	a lump sum cash payment of approximately $2.3 million, payable six months after his separation of service;

•	the accelerated vesting of his 2009 performance-based restricted stock grant;

•	the accelerated vesting of all of his time-based restricted stock grants;

•

the accelerated vesting of all of his time-based and performance-based stock options, with the right to exercise certain options for a period of 18 months following the effective date of his departure;

•	a consulting fee of $100,000 for certain consulting services post-separation, payable six (6) months following his departure; and

•	certain other benefits as set forth in the Separation Agreement.

Terminated Employment Agreement. Pursuant to Mr. Bunger’s terminated Amended and Restated Employment Agreement with the Company dated May 28, 2008, as amended in December 2009, Mr. Bunger’s 2012 base annual salary was $573,682. The base salary was reviewed annually by the Company’s Board of Directors or the Committee. Mr. Bunger was eligible for an incentive bonus subject to the terms and conditions of the Company’s incentive bonus plan and as the Committee may determine. He was eligible for all equity-based employee benefit plans maintained by the Company, including, but not limited to, the Company’s 2006 Plan. He also received certain other benefits, including participation in all employee benefit plans, vacation and sick leave, and an automobile allowance of $600 per month.

Pursuant to the terms of the terminated employment agreement, upon Mr. Bunger’s termination by the Company without Cause, Mr. Bunger was entitled to any Accrued Compensation (as defined in the employment agreement) plus a lump-sum severance payment of an amount equal to in the case of Good Reason or without Cause, two times the sum of his then-current annual base salary and the Payment Amount (defined in the employment agreement as his annual base salary in effect in the year in which termination occurs). In addition, the Company would continue to pay certain health insurance amounts for Mr. Bunger and his dependents for a period of up to 36 months. Upon Mr. Bunger’s termination of employment, his equity-based compensation awards would vest in full in most circumstances.

The employment agreement also provided that Mr. Bunger would not solicit employees or customers of the Company within two years of the termination of his employment.

None of the above-described Employment Agreements with our NEOs include gross-ups for excise or income taxes for payments received in the event of a Change in Control of the Company.

We have entered into other agreements with key employees. These agreements are terminable at will, with or without cause, and provide that the employee will not (i) compete with the Company for a period, ranging from six months to two years, after termination of employment, or (ii) disclose confidential information of a proprietary nature to third parties. We have also entered into employment agreements with several of our key officers who were hired as a result of the MSG acquisition or since that time.

Potential Payments upon Termination or Change in Control

Each of Messrs. Funk, Miller and Miner and Ms. Keeley is entitled to receive severance payments if terminated without Cause, for Good Reason or within one year of a Change in Control. Cause, Good Reason and Change in Control are defined in each respective employment agreement as described in this Form 10-K/A under the caption “Compensation Discussion and Analysis—Employment Agreements.”

Under the terms of each of the employment agreements, assuming the employment of each of Messrs. Funk, Miller and Miner and Ms. Keeley was to be terminated as of December 31, 2012, such officers would be entitled to the following payments and benefits:

•	accrued Compensation (as defined in each employment agreement);

•

in the event of termination without Cause or for Good Reason: for Mr. Funk, a lump sum payment equal to the sum of his then-current base salary plus his base salary in the year of termination; for Mr. Miller, a lump sum payment equal to the sum of his then-current base salary plus 70% of his base salary in the year of termination; for Mr. Miner, a lump sum payment equal to the sum of his then-current base salary plus 60% of his base salary in the year of termination; for Ms. Keeley, a lump sum payment equal to the sum of her then-current base salary plus 45% of her base salary in the year of termination; in each case, to be paid by the Company within 28 days of the date of termination;

•

in the event of termination within one year of a Change in Control: for Mr. Funk, a lump sum payment equal to two times the sum of his then-current base salary plus his base salary in the year of termination; for Mr. Miller, a lump sum payment equal to two times the sum of his then-current base salary plus 70% of his base salary in the year of termination; for Mr. Miner, a lump sum payment equal to two times the sum of his then-current base salary plus 60% of his base salary in the year of termination; for Ms. Keeley, a lump sum payment equal to two times the sum of her then-current base salary plus 45% of her base salary in the year of termination; in each case, to be paid by the Company within 28 days of the date of termination;

•

in the event of termination without Cause or for Good Reason: continued payment by the Company, for a period of 12 months, of the same proportion of life insurance, disability, medical and dental insurance premiums and hospitalization benefits that was paid for by the Company prior to termination;

•

in the event of termination within one year of a Change in Control: continued payment by the Company, for a period of 24 months, of the same proportion of life insurance, disability, medical and dental insurance premiums and hospitalization benefits that was paid for by the Company prior to termination;

•	unvested time-based restricted stock awards accelerate and vest in full, in most circumstances; and

•	unvested time-based stock options (in the cases of Messrs. Funk and Miner including performance-based stock options) become fully vested and immediately exercisable.

The following tables show the estimated benefits payable upon a hypothetical termination of employment of the following individuals, including Mr. Bunger, under these termination scenarios as of December 31, 2012:

Termination Without Cause or for Good Reason	Accrued Compensation ($) (1)	Lump Sum Termination Payment ($)	Life and Health Benefits ($)	Equity Value of Accelerated Restricted Stock Awards ($) (2) (4)	Equity Value of Accelerated Stock Option Awards ($) (3) (4)	Total ($)
Steven G. Bunger (5)	554,125	2,294,728	24,211	1,702,799	416,756	4,992,619
Mark E. Funk	360,181	745,786	6,489	671,724	208,907	1,993,087
Deborah K. Keeley	142,049	313,642	5,320	272,489	12,811	746,311
Jody E. Miller	219,745	552,500	12,883	291,024	13,684	1,089,836
Christopher J. Miner	134,496	445,578	12,585	152,455	37,353	782,467

Termination Within One Year of Change of Control	Accrued Compensation ($) (1)	Lump Sum Termination Payment ($)	Life and Health Benefits ($)	Equity Value of Accelerated Restricted Stock Awards ($) (2) (4)	Equity Value of Accelerated Stock Option Awards ($) (3) (4)	Total ($)
Steven G. Bunger	554,125	3,442,092	36,317	1,702,799	416,756	6,152,089
Mark E. Funk	360,181	1,491,572	12,978	671,724	208,907	2,745,362
Deborah K. Keeley	142,049	627,285	10,641	272,489	12,811	1,065,275
Jody E. Miller	219,745	1,105,000	25,765	291,024	13,684	1,655,218
Christopher J. Miner	134,496	891,155	25,170	152,455	37,353	1,240.629

(1)	This amount includes the non-equity incentive earned for the fiscal year 2012, but unpaid at December 31, 2012, and is included in the Summary Compensation Table under column (g) plus earned but unused vacation allotment. At any given time this will be an amount, if any, that has been earned but unpaid at the time of the event.
(2)	This calculation is based on the closing price of our common stock of $20.85 on December 31, 2012.
(3)	This calculation is based on the closing price of our common stock of $20.85 on December 31, 2012 and calculated using the positive spread between the option grant price and the closing price of our common stock multiplied by the number of shares underlying the applicable stock option awards.
(4)	These amounts do not reflect the equity grants made in 2013.
(5)	In connection with Mr. Bunger’s departure as Chief Executive Officer and President of the Company, effective as of December 23, 2012, these amounts represent the benefits he received under the Separation Agreement and includes 81,669 restricted stock awards and 178,771 stock option awards that accelerated and vested at December 31, 2012. In addition, Mr. Bunger received reimbursement of legal fees up to $40,000 with respect to the Separation Agreement and may earn up to $100,000 in consulting fees, which amounts are not included in these figures.

OTHER COMPENSATION POLICIES

Deductibility of Executive Compensation

The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1 million that is paid to certain individuals. The Company believes that compensation paid under the executive bonus plan to the NEOs is fully deductible (except for certain subjective bonus amounts paid in years prior to 2007, which may not be deductible under certain circumstances), because the amount of base salary and discretionary bonus amount paid to any executive did not exceed $1 million.

Accounting for Stock-based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments, including awards under its 1999 Stock Option Plan (the “1999 Plan”) and its 2006 Plan in accordance with the requirements of ASC Topic 718. No grants or awards were made to executive officers in 2009 or 2008 under the 1999 Plan, which terminated by its terms during 2009.

Derivatives Trading

Executive officers, including the NEOs, may not purchase or sell options on Mobile Mini common stock, or engage in short sales of Mobile Mini common stock. Also, trading by executive officers in puts, calls, straddles, equity swaps, or other derivative securities that are directly linked to Mobile Mini common stock (sometimes referred to as “hedging”) is prohibited. These provisions also apply to our non-employee Directors.

Non-Employee Director Stock Ownership Requirement

Stock ownership guidelines for non-employee directors of Mobile Mini were approved by our Compensation Committee and adopted by our Board, effective on January 1, 2007. Each non-employee director is required to own shares of our common stock having a value at least equal to four times the annual cash retainer paid to non-employee directors. The measurement date to determine compliance with the stock ownership requirement is December 31st of each year. The requirement was phased in over a four-year period, which phase-in period ended on December 31, 2010. Any newly elected non-employee director will have four years following his or her election to the Board to meet the stock ownership requirement. We do not have similar stock ownership requirements for our officers. As of December 31, 2012, all of our non-employee directors were in compliance with this stock ownership requirement.

COMPENSATION TABLES

The following table sets forth the compensation earned during the applicable fiscal year by each individual who served as our Chief Executive Officer during 2012, our Chief Financial Officer during 2012, and each of the other three most highly compensated executive officers of Mobile Mini who were executive officers as of the end of fiscal 2012.

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (1) (d)	Stock Awards ($) (2) (3) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compensation ($) (5) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(12) (h)	All Other Compensation ($) (i)		Total ($) (j)
Steven G. Bunger(6) Former Chairman, Chief Executive Officer, President	2012	573,682	—	—	—	554,125	—	4,493,373	(6)	5,621,180
	2011	556,973	—	542,411	953,942	261,113	—	11,307	(6)	2,325,746
	2010	540,750	135,188	1,008,584	645,251	—	—	10,150	(6)	2,339,923

Frederick G. McNamee, III Interim Co-Chief Executive Officer	2012	—	—	82,496	—	—	—	64,450		146,946	(7)

Lawrence Trachtenberg Interim Co-Chief Executive Officer	2012	—	—	82,496	—	—	—	53,950		136,446	(8)

Mark E. Funk Executive Vice President, Chief Financial Officer	2012	372,893	—	—	—	360,181	—	7,200	(9)	740,274
	2011	362,032	—	400,758	452,285	169,723	—	7,200	(9)	1,391,998
	2010	351,488	87,872	745,153	476,728	—	—	7,200	(9)	1,668,441

Deborah K. Keeley Senior Vice President, Chief Accounting Officer	2012	216,305	—	—	—	125,359	—	2,200	(10)	343,864
	2011	210,005	—	162,567	183,478	59,071	—	3,655	(10)	618,776
	2010	198,889	31,000	302,300	193,394	—	—	5,763	(10)	731,346

Jody E. Miller Senior Vice President, Chief Operating Officer	2012	325,000	—	—	—	219,745	—	41,116	(11)	585,861
	2011	272,538	—	173,651	195,974	89,438	—	46,655	(11)	778,256
	2010	264,600	56,305	322,871	206,566	—	—	45,661	(11)	896,003

Christopher J. Miner Senior Vice President, General Counsel	2012	278,486	—	—	—	134,496	—	—		412,982
	2011	270,375	—	90,959	102,656	38,026	—	—		502,016

(1)	Performance based bonuses are paid under our Non-Equity Incentive Plan and reported as Non-Equity Incentive Plan Compensation. Unless otherwise noted, amounts reported as Bonus represents discretionary bonuses awarded to the NEOs and were paid in the following year.
(2)	In 2012, our Committee awarded equity grants to certain of our employees, under our 2006 Plan, excluding NEOs, whose equity grants were made in 2013. The Committee approved grants of long-term equity incentive compensation for performance year 2010 in February of 2010, for performance year 2011 in December 2010, and for performance year 2012 in December 2011. Thus, pursuant to SEC rules, stock award amounts for both 2010 and 2011 include stock awards granted in each of those years for performance in the next fiscal year, respectively.

(3)	Amounts reflect the aggregate grant date fair value of all stock awards computed in accordance with FASB ASC Topic 718. The value of stock awards included in this column represent the aggregate fair market value of the grants calculated by the number of shares granted times the market value of our common stock on the date of the award or in the case of performance-based stock awards the date the award was approved by the Committee. Performance-based shares awarded are evaluated based upon the probable outcome of the performance conditions being achieved and valued accordingly. If estimates of the probable outcome of the performance conditions change, up to the full aggregate fair values could vest. The ultimate value received by an executive, if any, of a non-vested share award will depend on the share price of our common stock on the date an executive sells those shares once the restrictions are removed. The 2012 grant date fair value granted to Messrs. McNamee and Trachtenberg, as Director compensation, was $13.83 per share. The 2011 grant date fair value granted to the NEOs was $18.17 per share for non-performance-based stock awards. The 2010 grant date fair value granted to the NEOs was $15.21 per share for performance-based stock awards and $19.76 per share for non-performance-based stock awards.
(4)	Amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of targeted compensation value of each grant on the date of such grant. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option valuation model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to the notes to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K. filed with the SEC on March 1, 2013.
(5)	Non-Equity Incentive Plan Compensation includes performance awards earned under our annual incentive bonus plan and were paid in the following year for the performance earned in the year shown.
(6)	Mr. Bunger stepped down as President and CEO of the Company effective December 23, 2012. Mr. Bunger’s perquisites and other personal benefits include networking membership organization fees and other personal costs due to Company responsibilities. 2012 includes amounts under his Separation Agreement, consisting of termination payments of $2,294,728, life and health benefits of $24,211, legal fees of $38,289 and accelerated equity grants of $2,119,555. 2012 also includes auto allowance of $7,200, matching contributions under the 401(k) Plan of $1,000 and membership organization fees of $8,390. 2011 includes auto allowance of $7,200, membership organization fees of $2,880 and miscellaneous expenses of $1,227. 2010 includes auto allowance of $7,200 and membership organization fees of $2,950.
(7)	2012 includes compensation of $58,200 for fees earned and $82,496 in stock awards as a Director, and $6,250 compensation as Interim Co-Chief Executive Officer.
(8)	2012 includes compensation of $45,700 for fees earned and $82,496 in stock awards a Director, $6,250 compensation as Interim Co-Chief Executive Officer and $2,000 as a non-officer employee.
(9)	2012, 2011 and 2010 include auto allowances of $7,200.
(10)	2012 includes matching contributions under the 401(k) Plan of $1,000 and miscellaneous expenses of $1,200. 2011 includes payment under a non-compete agreement of $2,500 and miscellaneous expenses of $1,155. 2010 includes payment under a non-compete agreement of $5,000 and miscellaneous expenses of $763.
(11)	2012 includes auto allowance of $7,800, matching contributions under the 401(k) Plan of $1,000 and travel and related expenses of $32,316. 2011 includes leased auto and related expenses of $14,532. 2010 includes leased auto and related expenses of $14,832 and miscellaneous expenses of $522.
(12)	We do not maintain any pension or nonqualified deferred compensation programs.

2012 Grants of Plan-Based Awards

During 2012, the Company did not issue to the Chief Executive Officer or the other NEOs any equity grants awards. These awards were made in 2013. Messrs. McNamee and Trachtenberg were each granted 5,965 stock awards in connection with their service as Directors, which vested on August 1, 2012.

In addition, on December 14, 2012, our Committee approved a bonus plan for the fiscal year ending December 31, 2013 under which we may pay non-equity incentive compensation to our NEOs. These amounts are included below.

The following table sets forth certain information regarding grants of plan-based awards during 2012 to the officers named in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payout Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock or Units (#) (i)		All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Grant Date Fair Value of Stock and Option Awards ($)(l)
Name (a)	Grant Date (b)	Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)
Steven G. Bunger (1)	n/a	—	—	—	—	—	—	—		—	—	—
Frederick G. McNamee, III	8/1/2012	—	—	—	—	—	—	5,965	(2)	—	—	82,496
Lawrence Trachtenberg	8/1/2012	—	—	—	—	—	—	5,965	(2)	—	—	82,496
Mark E. Funk	n/a	3,841	384,080	768,160	—	—	—	—		—	—	—
Deborah K. Keeley	n/a	2,228	222,794	445,588	—	—	—	—		—	—	—
Jody E. Miller	n/a	3,348	334,750	669,500	—	—	—	—		—	—	—
Christopher J. Miner	n/a	2,900	290,000	580,000	—	—	—	—		—	—	—

(1)	Steven G. Bunger stepped down as President and CEO of the Company effective December 23, 2012.
(2)	The stock awards were for 2012 services as Directors and not as NEOs.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table discloses certain information regarding all outstanding equity awards at fiscal year-end for each of the officers named in the Summary Compensation Table, as of December 31, 2012. During 2012, the Company did not issue to the Chief Executive Officer or the other NEOs any equity grants awards. These awards were made in 2013. Some values contained in the table below have not been, and may never be, realized. The options might never be exercised and the value, if any, will depend on the share price on the exercise date. In addition, the awards of restricted stock are subject to forfeiture and the value, if any, will depend on the share price on the date an executive sells those shares once the restrictions are removed.

	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (1) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2) (d)		Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (3) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4) (h)	Equity Incentive Plan Awards: Number of Unearned Share, Units or Other Rights That Have Not Vested (#) (5) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Share, Units or Other Rights That Have Not Vested ($) (4) (j)
Steven G. Bunger
2004	100,000	—		—		14.11	11/02/2014	—		—	—	—
2009	—	—		—		—	—	46,209	(6)	963,458	—	—
2010	39,216	39,214	(6)	—		19.76	12/16/2020	13,071	(6)	272,530	16,173	337,207
2011	—	—		139,557	(6)	18.17	12/27/2021	22,389	(6)	466,811	—	—
2012	—	—		—		—	—	—		—	—	—
Mark E. Funk
2009	—	—		—		—	—	6,018		125,475	28,122	586,344
2010	28,974	28,972		—		19.76	12/16/2020	9,657		201,348	11,948	249,116
2011	—	—		66,167		18.17	12/27/2021	16,542		344,901	—	—
2012	—	—		—		—	—	—		—	—	—
Deborah K. Keeley
2009	—	—		—		—	—	2,441		50,895	11,408	237,857
2010	11,754	11,753		—		19.76	12/16/2020	3,918		81,690	4,847	101,060
2011	—	—		26,842		18.17	12/27/2021	6,710		139,904	—	—
2012	—	—		—		—	—	—		—	—	—
Jody E. Miller
2009	—	—		—		—	—	2,607		54,356	12,185	254,057
2010	12,554	12,554		—		19.76	12/16/2020	4,184		87,236	5,177	107,940
2011	—	—		28,670		18.17	12/27/2021	7,167		149,432	—	—
2012	—	—		—		—	—	—		—	—	—
Christopher J. Miner
2009	—	—		—		—	—	1,366		28,481	6,093	127,039
2010	6,576	6,576		—		19.76	12/16/2020	2,192		45,703	2,712	56,545
2011	3,755	11,263		—		18.17	12/27/2021	3,754		78,271	—	—
2012	—	—		—		—	—	—		—	—	—

(1)	All option awards are granted ten years prior to the corresponding option expiration date. Options awarded in 2011 vest in four equal annual installments with the first installment vesting one month prior to the first anniversary of the award grant date and annually thereafter. Options awarded in 2010 vest in four equal annual installments, with the first installment vesting on the first anniversary of the award grant date and annually thereafter. Options awarded prior to 2010 vest in five equal annual installments, with the first installment vesting on the six-month anniversary of the award grant date and annually thereafter.
(2)	Options awarded in 2011 vest in three equal annual installments following the anniversary of the award grant date, subject to the Company achieving performance-based targets established by the Committee. See “2012 Executive Key Components” set forth elsewhere herein for a description of the performance-based targets.
(3)	Shares awarded in 2011 vest in four equal annual installments, with the first installment vesting one month prior to the anniversary of the award grant date and annually thereafter. Shares awarded prior to 2011 vest in four equal annual installments, with the first installment vesting on the first anniversary of the award grant date and annually thereafter.
(4)	Amounts represent the product of the closing price of our common stock on December 31, 2012 of $20.85 multiplied by the number of unvested shares.
(5)	All shares vest in four equal annual installments following the anniversary of the date of award grant date, subject to the Company achieving performance-based targets established by the Committee. See “2012 Executive Key Components” set forth elsewhere herein for a description of the performance-based targets.
(6)	The options were accelerated and became exercisable at December 31, 2012 in accordance with the terms of Mr. Bunger’s Separation Agreement. The share awards were accelerated and vested at December 31, 2012 in accordance with the terms of Mr. Bunger’s Separation Agreement.

2012 Option exercises and Stock Vested

The following table sets forth certain information regarding the exercise or vesting of equity awards during 2012 and the amount realized on such exercise or vesting for each of the officers named in the 2012 Summary Compensation table.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (2) (e)
Steven G. Bunger (3)	101,270	1,032,203	120,431	2,521,819
Frederick G. McNamee, III (4)	—	—	5,965	82,496
Lawrence Trachtenberg (4)	—	—	5,965	82,496
Mark E. Funk	—	—	28,639	605,187
Deborah K. Keeley	51,000	458,849	11,618	245,506
Jody E. Miller	—	—	17,057	322,411
Christopher J. Miner	—	—	6,747	139,998

(1)	Amounts are computed using the difference between the market price of the underlying securities and the exercise price of the option awards.
(2)	Amounts are equal to the product of the closing price of our common stock on the NASDAQ Stock Market on the vesting date multiplied by the number of shares vested.
(3)	Includes 81,669 shares of stock awards, with a value of $1,702,707, that accelerated and vested at December 31, 2012 in accordance with the terms of Mr. Bunger’s Separation Agreement.
(4)	The stock awards were for 2012 services as Directors and not as NEOs.

2012 Pension Benefits

We do not offer any pension benefits for any of our employees.

2012 Nonqualified Deferred Compensation

We do not provide for any nonqualified deferred compensation for any of our employees.

2012 Director Compensation

At December 31, 2012, we had seven non-employee directors that qualify for compensation. Through December 31, 2011, each non-employee director received an annual payment of $28,000 plus $1,200 for each Board meeting and $750 for each Committee meeting attended in person. If a non-employee director attends a Board or committee meeting via telephone conference call or otherwise than in person, he receives $250 for such meeting attendance. The Lead Independent Director receives an additional $5,000 annual retainer, the chair of the Audit Committee receives an additional $8,000 annual retainer, and the chairs of the Committee and the Nominating and Corporate Governance Committee each receive an additional annual retainer of $4,000. On August 1st of each year, each non-employee director receives an automatic award of shares of our common stock having a fair market value of approximately $82,500. The stock award is made pursuant to our 2006 Plan.

In January 2012, the Committee engaged PM&P to conduct a review of our non-employee director remuneration program. PM&P compared our director compensation levels and structure relative to the same peer group of companies utilized in our 2011 executive compensation review (please refer to the “Setting Executive Compensation in 2012 and 2013” above for a detailed listing of the peer group companies). This review determined that total remuneration for our directors was somewhat below the 2010 median levels for our peer group, and included recommendations regarding the levels and structure of certain elements of our program.

Effective April 1, 2012, the Board, on the recommendation of the Committee, and in consultation with PM&P, made the following changes to the compensation program for non-employee directors based on a study of peers and market trends:

•	The annual retainer payment for each non-employee director was increased to $42,000.

•	The fee for attending a Board meeting in person or telephonically was eliminated.

•	The annual stock award was maintained at a value of $82,500.

•	The Lead Independent Director annual retainer fee was increased to $15,000.

•

The annual retainer fee paid to the chair of the Audit Committee was maintained at $8,000, and the retainer fees paid to the chairs of the Committee and the Nominating and Corporate Governance Committee were increased to $8,000.

•	The fee for attending a committee meeting (including our temporary CEO search committee and executive committee) in person or telephonically was increased to $1,000.

Mr. Bunger, our former President, Chief Executive Officer and Chairman of the Board, did not receive any separate compensation for serving as Director. Pursuant to an employment agreement with Mr. Trachtenberg (which expired on February 28, 2012), we paid him the same amount of fees and equity grants for his Board service in 2012 as we paid to non-employee directors. Though his employment term has expired, Mr. Trachtenberg continues to receive payment as a non-employee director.

The following table sets forth the compensation paid by us to our non-employee directors for the year ended December 31, 2012. Employee directors do not receive any additional compensation for service on our Board of Directors.

Name (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (5) (c)	Option Awards ($) (5) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (3) (g)	Total ($) (h)
Frederick G. McNamee, III	58,200	82,496	—	—	—	6,250	146,946
Lawrence Trachtenberg (4)	45,700	82,496	—	—	—	6,250	134,446
Michael L. Watts	63,750	82,496	—	—	—	—	146,246
Jeffrey S. Goble	73,500	82,496	—	—	—	—	155,996
James J. Martell	48,200	82,496	—	—	—	—	130,696
Stephen A McConnell	79.750	82,496	—	—	—	—	162,246
Sanjay Swani	57,750	82,496	—	—	—	—	140,246

(1)	The table below summarizes the fees earned or paid in cash to each Director.

	Annual Director Fee ($)	Chairman or Lead Director Retainer ($)	Meeting Fees ($) *	Total Cash Compensation ($)
Frederick G. McNamee, III	38,500	8,000	11,700	58,200
Lawrence Trachtenberg	38,500	—	7,200	45,700
Michael L. Watts	38,500	15,000	10,250	63,750
Jeffrey S. Goble	38,500	8,000	27,000	73,500
James J. Martell	38,500	—	9,700	48,200
Stephen A McConnell	38,500	8,000	33,250	79,750
Sanjay Swani	38,500	—	19,250	57,750

*	Amounts in the above table include $60,000 of fees paid in 2013 for 2012 meetings.

(2)	Under our 2006 Plan, each non-employee director is automatically awarded shares of our common stock having a fair market value of $82,500 at the time of award. The Company does not issue fractional shares for these awards nor does the Company compensate in cash for any fractional differences between the share-value and $82,500. The values included in this column have not been, and may never be, realized. The value of the shares realized by the holder will depend on the share price on the date the shares awarded are sold.

(3)	Amounts represent the cash retainer paid to each Director for their role as Interim Co-Chief Executive Officer.

(4)	Does not include amounts paid to Mr. Trachtenberg as a non-officer employee of the Company. Under the terms of his employment agreement, which expired by its terms on February 28, 2012, Mr. Trachtenberg received a salary of $2,000 during 2012 and was eligible to receive Director fees and stock grants as if he were an outside director.

(5)	The company did not grant option awards to non-employee directors in 2012. As of December 31, 2012, each non-employee director held the following number of outstanding stock awards and unexercised option awards:

	Stock Awards	Option Awards
Frederick G. McNamee, III	23,974	—
Lawrence Trachtenberg	89,198	—
Michael L. Watts	26,152	22,500
Jeffrey S. Goble	12,752	13,750
James J. Martell	17,930	—
Stephen A McConnell	26,152	22,500
Sanjay Swani	23,985	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. McNamee was appointed by the Board of Directors effective December 23, 2012 as Interim Co-Chief Executive Officer until the Company completed the process of hiring a permanent CEO in March 2013. During 2012, other than Mr. McNamee’s temporary appointment, none of the other members of the Committee was or is an officer or employee of Mobile Mini before or during such service, and no executive officer of Mobile Mini served or serves on the compensation committee or board of directors of any company that employed or employs any member of the Company’s Committee or Board of Directors.

COMPENSATION COMMITTEE REPORT

The following report of the Committee shall not be deemed to be incorporated by reference into any previous filing by us under either the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COMPENSATION COMMITTEE

Jeffrey S. Goble (Chair)
James J. Martell
Stephen A McConnell
Frederick G. McNamee, III
Sanjay Swani
Michael L. Watts

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Plan (the “1999 Plan”) and the 2006 Plan, pursuant to which we may grant equity awards to eligible persons. The 1994 Plan expired in 2003 and no additional options may be granted thereunder and there are no outstanding options subject to exercise at the end of 2012 pursuant thereto. The 1999 Plan expired in 2009 and no additional options may be granted thereunder and outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2012. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini stockholders(1)	1,099	$20.02	1,361
Equity compensation plans not approved by Mobile Mini stockholders	—	—	—

Totals	1,099	$20.02	1,361

(1)	Of these shares, options to purchase 0.4 million shares were outstanding under the 1999 Plan and options to purchase 0.7 million shares were outstanding under the 2006 Plan.

On December 31, 2012, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $20.85.

BENEFICIAL OWNERSHIP TABLE

The table below sets forth the number of shares of our common stock beneficially owned as of the close of business on April 5, 2013, by (i) each of our Directors, (ii) each NEO listed in the 2012 Summary Compensation Table, (iii) all of our Directors and executive officers as a group, and (iv) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 5, 2013 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person that are exercisable within 60 days of April 5, 2013 have been exercised. The table and footnotes also include information about such options.

Unless otherwise noted, the address of each person named in the table is 7420 South Kyrene Road, Suite 101, Tempe, Arizona 85283.

Name of Beneficial Owner(1)	Footnote Reference	Amount and Nature of Beneficial Ownership (Shares)	Percent of Class Owned (%)
		Common Stock
Directors and Executive Officers:
Steven G. Bunger	2	655,693	1.4%
Mark E. Funk	3	192,871	*
Jeffrey S. Goble	4	43,302	*
Deborah K. Keeley	5	58,695	*
James J. Martell		35,594	*
Stephen A McConnell	6	117,652	*
Frederick G. McNamee, III	7	27,274	*
Jody E. Miller	8	67,741	*
Christopher J. Miner	9	28,198	*
Sanjay Swani		23,985	*
Lawrence Trachtenberg	10	120,035	*
Michael L. Watts	11	58,652	*
All Directors and executive officers as a group (13 persons)	12	1,482,752	3.2%

5% Holders:
Welsh, Carson, Anderson & Stowe X, L.P.	13	6,669,268	14.4%
Barrow, Hanley, Mewhinney & Strauss, LLC	14	3,640,515	7.9%
Dimensional Fund Advisors LP	15	3,146,143	6.8%
BlackRock, Inc.	16	2,954,154	6.4%
Prudential Financial, Inc.	17	2,823,550	6.1%
Jennison Associates LLC	18	2,739,592	5.9%
The Vanguard Group	19	2,289,603	5.0%

*	Less than 1%.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes of this table.
(2)	Includes: 49,000 shares of common stock owned by Bunger Holdings, L.L.C.; 211,386 shares of common stock owned by REB/BMB Family Limited Partnership, of which Mr. Bunger is a member or partner; 154,878 shares of common stock; 6,269 shares of common stock held in the Mobile Mini 401(k) plan; 217,987 shares of a common stock subject to exercisable options; and 16,173 shares of restricted stock which are forfeitable until vested.
(3)	Includes: 97,235 shares of common stock; 51,471 shares of common stock subject to exercisable options; and 44,165 shares of restricted stock which are forfeitable until vested.
(4)	Includes: 29,552 shares of common stock and 13,750 shares of common stock subject to exercisable options.
(5)	Includes: 36,036 shares of common stock; 4,743 shares of common stock held in the Mobile Mini 401(k) plan; and 17,916 shares of restricted stock which are forfeitable until vested.
(6)	Includes: 95,152 shares of common stock and 22,500 shares of common stock subject to exercisable options.
(7)	Includes: 3,300 shares of common stock held in trust and 23,974 shares of common stock held directly.
(8)	Includes: 48,504 shares of common stock; 102 shares of common stock held in the Mobile Mini 401(k) plan; and 19,135 shares of restricted stock which are forfeitable until vested.
(9)	Includes 7,843 shares of common stock; 10,331 shares of common stock subject to exercisable options; and 10,024 shares of restricted stock which are forfeitable until vested.
(10)	Includes: 99,397 shares of common stock held in trust; 10,301 shares of common stock held directly; 4,000 shares of common stock held indirectly; and 6,337 shares of common stock held in the Mobile Mini 401(k) plan.
(11)	Includes: 36,152 shares of common stock and 22,500 shares of common stock subject to exercisable options.

(12)	Includes: 983,740 shares of common stock; 338,539 shares of common stock subject to exercisable options; and 107,413 shares of restricted stock which are forfeitable until vested. Also includes 53,060 shares of restricted stock which are forfeitable until vested held by Erik Olsson, our current President and CEO.
(13)	Based solely on Schedule 13D filed jointly by Welsh, Carson, Anderson & Stowe X, L.P. (“WCAS X”), WCAS Capital Partners IV, L.P. (“WCAS CP IV”), and WCAS Management Corporation (“WCAS”), with the SEC on July 7, 2008. WCAS X has sole voting and sole dispositive power with respect to 6,356,319 shares of common stock, which were issued upon conversion of preferred stock on April 14, 2011; WCAS CP IV has sole voting and sole dispositive power with respect to 307,431 shares issued upon conversion of preferred stock; and WCAS has sole voting and sole dispositive power with respect to 5,518 shares issued upon conversion of preferred stock. Each of WCAS X and WCAS CP IV has a sole general partner and the managing members of the general partners include 15 individuals, one of whom is Mr. Swani, who serves as a Director of Mobile Mini. The address of each of WCAS X, WCAS CP IV and WCAS is 320 Park Avenue, Suite 2500, New York, New York 10022.
(14)

Based solely on Schedule 13G filed by Barrow, Hanley, Mewhinney & Strauss, LLC (“BHMS”) with the SEC on February 11, 2013. BHMS has sole voting power with respect to 1,895,825 shares, shared voting power with respect to 1,744,690 shares and sole dispositive power with respect to 3,640,515 shares. BHMS is an investment adviser and its address is 2200 Ross Avenue, 31st Floor, Dallas, Texas 75201.

(15)	Based solely on Amendment No. 3 to Schedule 13G filed by Dimensional Fund Advisors LP (“DFA”) with the SEC on February 11, 2013. DFA has sole voting power with respect to 3,097,277 shares and sole dispositive power with respect to 3,146,143 shares. DFA is an investment adviser and its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(16)

Based solely on Amendment No. 3 to Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 5, 2013, BlackRock has sole voting power with respect to 2,954,154 shares. BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) of the Exchange Act. The address of BlackRock is 40 East 52nd Street, New York, New York 10022.

(17)	Based solely on Amendment No. 2 to Schedule 13G filed by Prudential Financial, Inc. (“PFI”) with the SEC on February 11, 2013. PFI has sole voting power with respect to 192,057 shares, shared voting power with respect to 2,629,017 shares; sole dispositive power with respect to 192,057 shares; and shared dispositive power with respect to 2,631,493 shares. The schedule states PFI is a “Parent Holding Company” as defined in Section 240.13d-1(b)(1)(ii)(G) of the Exchange Act. The address of PFI is 751 Broad Street, Newark, New Jersey 07102.
(18)	Based solely on Amendment No. 2 to Schedule 13G filed by Jennison Associates LLC (“JA”) with the SEC on February 13, 2013. JA has sole voting power with respect to 2,739,592 shares and sole dispositive power with respect to 2,739,592 shares. JA is an investment adviser and its address is 466 Lexington Avenue, New York, New York 10017.
(19)	Based solely on Schedule 13G filed by the Vanguard Group (“VG”) with the SEC on February 13, 2013. VG has sole voting power with respect to 59,484 shares, sole dispositive power with respect to 2,231,919 shares and shared dispositive power with respect to 57,684 shares. VG is an investment adviser and its address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

In 2007, the Board of Directors adopted a written policy and procedures for review and approval of transactions involving Mobile Mini and “related persons” (which includes Directors and executive officers or their immediate family members, or stockholders and their immediate family members owning five percent or more of Mobile Mini’s common stock). The policy applies to any transaction in which Mobile Mini is a participant and any related person who has a direct or indirect interest, excluding de minimus transactions of a commercial or other nature between a related person and Mobile Mini, or compensation arrangements between Mobile Mini and an executive officer or Director, or transactions involving competitive bids or in which standing pre-approval has been given.

The Audit Committee is responsible for reviewing the material facts of all related person transactions, subject to the exceptions described above. The committee will either approve or disapprove the entry into the related person transaction. If advance approval is not feasible, the transaction will be considered and, if the committee determines it to be appropriate, ratified at the committee’s next regularly scheduled meeting. In determining whether to approve or ratify a transaction with a related person, the committee will take into account, among other factors that it determines to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Information relating to Mobile Mini’s transactions with related persons is set forth immediately below.

TRANSACTIONS WITH RELATED PERSONS IN 2012

There were no new transactions with related persons in 2012.

We lease a portion of the property comprising our Phoenix location and the property comprising our Tucson location from entities owned in part by Steven G. Bunger. Steven G. Bunger served as our President, Chief Executive Officer and Chairman of the Board until his departure on December 23, 2012. Annual lease payments under these leases totaled approximately $210,000 in 2012. The term of each of these leases expires on December 31, 2013. Each lease provides for rent adjustments based upon annual changes in the consumer price index. At the time the leases were entered into in 1994 and their respective amendment dates, the Board reviewed and considered prevailing market rental rates for comparable properties, determined that the new rental rates approximate the fair market rental value of each property, and authorized the Company to enter into these leases for the properties.

Mobile Mini leases a portion of the property comprising its Rialto, California location from Mobile Mini Systems, Inc., a corporation wholly owned by Barbara M. Bunger, the mother of Steven G. Bunger. Annual lease payments in 2012 under this lease were approximately $332,000. This lease expires on April 1, 2016. Management believes that the rental rates reflect the fair market rental value of these properties.

Pursuant to its written Charter, the Audit Committee must review and approve in advance all related person transactions. In determining whether to approve a related person transaction, the Audit Committee looks to whether the related person transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties. The Audit Committee will also consider such other factors as it may determine in the circumstances of a particular transaction.

The Audit Committee and the independent members of the Board of Directors have reviewed the terms of each of the transactions described above, and approved the related person transaction.

DIRECTOR INDEPENDENCE

With the assistance of legal counsel to the Company, the Board of Directors has determined that, other than Lawrence Trachtenberg, who provided services to us as a non-officer employee until February 28, 2012, each of the members of the Board at December 31, 2012 is an “independent director” for purposes of the NASDAQ Listing Rules and Rule 10A-3(b)(1) under the Exchange Act, as the term applies to membership on the Board of Directors and the various committees of the Board of Directors. NASDAQ’s independence definition includes a series of objective tests, such as that the Director has not been an employee of the company within the past three years and has not engaged in various types of business dealings with the company. In addition, as further required by NASDAQ rules, our Board of Directors has made an affirmative subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In making these determinations, the Board of Directors reviewed and discussed information provided by the Directors and us with regard to each Director’s business and personal activities as they may relate to Mobile Mini and Mobile Mini’s management. On an annual basis, each Director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Mobile Mini in which the Director or officer, or any member of his or her family, have a direct or indirect material interest.

Based upon all of the elements of independence set forth in the NASDAQ rules and listing standards, the Board of Directors has determined that each of the following non-employee directors as of December 31, 2012 is independent and has no relationship with Mobile Mini, except as a Director and stockholder of the Company:

Jeffrey S. Goble Stephen A McConnell Sanjay Swani	James J. Martell Frederick G. McNamee, III Michael L. Watts

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by Ernst & Young LLP during those periods.

Fee Category	2012 Fees ($)	2011 Fees ($)
Audit fees(1)	705,657	688,292
Audit-related fees	—	84,240
Tax fees(2)	151,675	171,885
All other fees(3)	1,995	1,995

Total fees	859,327	946,412

(1)	Audit fees include fees associated with the annual audit, including the audit of internal control over financial reporting, the review of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally, comfort letters associated with the issuance of debt securities; review of documents filed with the SEC; and accounting and financial reporting consultation and research work necessary to comply with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).
(2)	Tax fees relate to tax compliance and advisory services related to Federal, state, local and franchise taxes, as well as compliance and advisory services related to the Company’s United Kingdom operations and the Company’s Canadian subsidiary.
(3)	All other fees relate to the Company’s annual subscription to the “EY Online” client portal service.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the requirements of the SEC and the PCAOB regarding auditor independence, the Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management submits for Audit Committee approval a list of services and related fees expected to be rendered during that year within each of four categories of services:

(1)	Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

(2)	Audit-related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, audits of employee benefit plan, and special procedures required to meet certain regulatory requirements.

(3)	Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assistance with the coordination and execution of tax-related activities, primarily in the area of corporate development; support for other tax-related regulatory requirements; and tax compliance and reporting.

(4)	All other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves independent registered public accounting firm services and budgets the fees for each service category. The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by service category. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

All Audit, Audit-Related, Tax and All Other fees described above were approved by the Audit Committee before services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Annual Report are included in Item 8 of this Annual Report.

(2) The following financial statement schedule for the years ended December 31, 2010, 2011 and 2012 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2012.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(b) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).

3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

4.3	Indenture dated as of May 7, 2007 among the Registrant, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent and Registrar. ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on June 26, 2007) (the Mobile Mini Indenture)).

4.4	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Storage Group, Inc., A Better Mobile Storage Company, Mobile Storage Group (Texas), LP, the guarantors party to the Mobile Mini Indenture and Law Debenture Trust Company of New York, as trustee. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

Exhibit Number	Description

4.5	Indenture, dated as of August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee. ((Incorporated by reference to Exhibit 4.1 to Mobile Storage Group, Inc.’s Form S-4 filed on September 18, 2007) (the MSG Indenture)).

4.6	Supplemental Indenture, dated as of June 27, 2008, among Mobile Mini, Inc., Mobile Mini of Ohio, LLC, Mobile Mini, LLC, Mobile, LLC, Mobile Mini I, Inc., A Royal Wolf Portable Storage, Inc., Temporary Mobile Storage, Inc., Delivery Design Systems, Inc., Mobile Mini Texas Limited Partnership, LLP, Mobile Storage Group, Inc., the guarantors party to the MSG Indenture and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

4.7	Indenture, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

4.8	Second Supplemental Indenture, dated as of November 22, 2010, among the Registrant, the Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.1	Mobile Mini, Inc. Amended and Restated 1994 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).

10.3	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Mobile Mini, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2009 annual meeting of shareholders filed on April 30, 2009 under cover of Schedule 14A).

10.5	Amended and Restated Employment Agreement dated as of May 28, 2008 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated June 2, 2008).

10.6	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.7	Employment Agreement dated as of September 30, 2008 by and between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).

10.8	Employment Agreement dated as of October 15, 2008 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).

10.9	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.10*	2012 Amendment to Amended and Restated Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Mark E. Funk.

10.11	Employment Agreement dated as of December 18, 2008 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 23, 2008).

Exhibit Number	Description

10.12	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Jody Miller. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.13	Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).

10.14*	2012 Amendment to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Christopher J. Miner.

10.15	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.16	Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.17	Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.18	Registration Rights Agreement, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, and the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.19	Employment Agreement, dated as of July 5, 2011, by and between Mobile Mini, Inc. and Deborah Keeley. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 7, 2011).

10.20	ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 28, 2012).

10.21+	Schedules to the ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012).

10.22	Separation Agreement and General Release of All Claims, dated October 2, 2012, by and between Mobile Mini, Inc. and Steven G. Bunger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 2, 2012).

10.23	Executive Employment Agreement, dated March 18, 2013, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on March 20, 2013).

10.24	Employment Agreement, dated April 5, 2013 by and between Mobile Mini, Inc. and Phillip Hobson. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 9, 2013).

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Valuation Firm.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.3****	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.4****	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2*****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.
**	Previously furnished with Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.
***	Previously furnished with Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
****	Filed herewith.
+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.
*****	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: April 30, 2013	By:	/s/ Erik Olsson
Erik Olsson President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2013	By:	/s/ Erik Olsson
Erik Olsson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2013	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2013	By:	/s/ Deborah K. Keeley*
Deborah K. Keeley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 30, 2013	By:	/s/ Michael L. Watts*
Michael L. Watts Chairman of the Board and Director

Date: April 30, 2013	By:	/s/ James J. Martell*
James J. Martell, Director

Date: April 30, 2013	By:	/s/ Jeffrey S. Goble*
Jeffrey S. Goble, Director

Date: April 30, 2013	By:	/s/ Stephen A McConnell*
Stephen A McConnell, Director

Date: April 30, 2013	By:	/s/ Frederick G. McNamee, III*
Frederick G. McNamee, III

Date: April 30, 2013	By:	/s/ Sanjay Swani*
Sanjay Swani, Director

Date: April 30, 2013	By:	/s/ Lawrence Trachtenberg*
Lawrence Trachtenberg, Director

Date: April 30, 2013	*By:	/s/ Mark E. Funk
Mark E. Funk Attorney-in-Fact

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.4	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.