Form 10-Q
period 2013-03-31
MOBILE MINI INC
filed 2013-05-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At April 26, 2013, there were outstanding 46,192,223 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2012	March 31, 2013
	(See Note A)	(unaudited)
ASSETS
Cash	$1,937	$1,500
Receivables, net of allowance for doubtful accounts of $2,675 and $2,172 at December 31, 2012 and March 31, 2013, respectively	50,644	48,750
Inventories	19,534	20,214
Lease fleet, net	1,031,589	1,017,008
Property, plant and equipment, net	80,822	80,640
Deposits and prepaid expenses	6,858	7,458
Other assets and intangibles, net	17,868	16,644
Goodwill	518,308	514,209

Total assets	$1,727,560	$1,706,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,287	$18,739
Accrued liabilities	58,485	56,895
Lines of credit	442,391	411,752
Notes payable	310	178
Obligations under capital leases	642	547
Senior Notes	200,000	200,000
Deferred income taxes	197,926	204,265

Total liabilities	918,041	892,376

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,211 issued and 46,036 outstanding at December 31, 2012 and 48,359 issued and 46,184 outstanding at March 31, 2013	482	484
Additional paid-in capital	522,372	527,041
Retained earnings	343,782	355,824
Accumulated other comprehensive loss	(17,817)	(30,002)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	809,519	814,047

Total liabilities and stockholders’ equity	$1,727,560	$1,706,423

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues:
Leasing	$78,444	$85,066
Sales	9,805	12,462
Other	501	413

Total revenues	88,750	97,941

Costs and expenses:
Cost of sales	5,898	8,684
Leasing, selling and general expenses	53,587	53,133
Integration, merger and restructuring expenses	496	375
Depreciation and amortization	9,014	8,811

Total costs and expenses	68,995	71,003

Income from operations	19,755	26,938
Other expense:
Interest expense	(10,617)	(7,551)
Deferred financing costs write-off	(692)	—
Foreign currency exchange loss	(1)	(1)

Income before provision for income taxes	8,445	19,386
Provision for income taxes	3,235	7,344

Net income	$5,210	$12,042

Earnings per share:
Basic	$0.12	$0.27

Diluted	$0.12	$0.26

Weighted average number of common and common share equivalents outstanding:
Basic	44,489	45,247

Diluted	45,060	45,733

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2013
Net income	$5,210	$12,042
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,061	(12,185)

Other comprehensive income (loss)	6,061	(12,185)

Comprehensive income (loss)	$11,271	$(143)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2013
Cash Flows From Operating Activities:
Net income	$5,210	$12,042
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	692	—
Provision for doubtful accounts	211	389
Amortization of deferred financing costs	981	703
Amortization of debt issuance discount	21	—
Amortization of long-term liabilities	41	45
Share-based compensation expense	1,856	1,636
Depreciation and amortization	9,014	8,811
Gain on sale of lease fleet units	(3,114)	(3,067)
Gain on disposal of property, plant and equipment	(13)	(28)
Deferred income taxes	3,235	7,256
Foreign currency transaction loss	1	1
Changes in certain assets and liabilities, net of business acquired:
Receivables	2,752	501
Inventories	(1,302)	(754)
Deposits and prepaid expenses	194	(671)
Other assets and intangibles	(237)	96
Accounts payable	(243)	881
Accrued liabilities	(452)	(1,244)

Net cash provided by operating activities	18,847	26,597

Cash Flows From Investing Activities:
Cash paid for business acquired	(3,563)	—
Additions to lease fleet	(9,820)	(6,327)
Proceeds from sale of lease fleet units	7,653	9,880
Additions to property, plant and equipment	(2,959)	(4,280)
Proceeds from sale of property, plant and equipment	164	221

Net cash used in investing activities	(8,525)	(506)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(3,789)	(30,638)
Deferred financing costs	(7,418)	—
Principal payments on notes payable	(122)	(132)
Principal payments on capital lease obligations	(264)	(95)
Issuance of common stock	1,722	2,983

Net cash used in financing activities	(9,871)	(27,882)

Effect of exchange rate changes on cash	(1,274)	1,354

Net decrease in cash	(823)	(437)
Cash at beginning of period	2,860	1,937

Cash at end of period	$2,037	$1,500

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

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

The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2013 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in its operating cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

NOTE B — Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision, which deferred the effective date of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. This amendment is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE C— Fair Value Measurements

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At December 31, 2012 and March 31, 2013, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility, notes payable and capital leases approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at March 31, 2013 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $222.5 million as of March 31, 2013. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

NOTE E — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the if-converted method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards.

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month period ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(In thousands except per share data)
Numerator:
Net income	$5,210	$12,042

Basic EPS Denominator:
Common shares outstanding beginning of period	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended March 31	57	53

Denominator for basic earnings per share	44,489	45,247

Diluted EPS Denominator:
Common shares outstanding beginning of period	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended March 31	57	53
Dilutive effect of stock options and nonvested share-awards during the period ended March 31	571	486

Denominator for diluted earnings per share	45,060	45,733

Basic earnings per share	$0.12	$0.27

Diluted earnings per share	$0.12	$0.26

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.1 million and 0.8 million for the three-month period ended March 31, 2012 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Stock option awards	908	499
Nonvested share-awards	—	18

Total anti-dilutive shares	908	517

NOTE F — Share-Based Compensation

At March 31 2013, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

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

The Company also awards restricted stock, also called nonvested share-awards in this discussion, under the existing share-based compensation plans. The majority of the Company’s nonvested share-awards vest in equal annual installments over a four- to five-year period. The total value of these time-based awards is expensed on a straight-line basis over the service period of the employees receiving the awards.

The Company also grants certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs, and further adjusted for specific transactions, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 60% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met.

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of March 31, 2013:

	March 31, 2013	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$24,050	2.91
Nonvested share-awards	$13,956	3.12

The following table summarizes the share-based compensation expense and capitalized amounts for the three-month period ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Gross share-based compensation	$1,901	$1,688
Capitalized share-based compensation	(45)	(52)

Share-based compensation expense	$1,856	$1,636

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2012	1,099	$20.02
Granted	2,160	$31.26
Exercised	(149)	$19.98
Canceled/Expired	(100)	$14.11

Balance at March 31, 2013	3,010	$28.28

The intrinsic value of options exercised during the three months ended March 31, 2013 was approximately $1.0 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2012	843	$17.27
Awarded	105	$28.55
Released	(9)	$17.34
Forfeited	(106)	$13.17

Nonvested at March 31, 2013	833	$19.20

A summary of fully vested stock options and stock options expected to vest, as of March 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	3,010	$28.28	8.54	$8,717
Vested and expected to vest	2,828	$28.15	8.45	$8,482
Exercisable	547	$21.52	2.85	$4,386

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out, or FIFO, method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials, supplies, work-in-process and finished goods, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials principally consist of raw steel, wood, glass, paint and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are placed into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inventories consisted of the following at the dates indicated:

	December 31, 2012	March 31, 2013
	(In thousands)
Raw material and supplies	$14,654	$15,513
Work-in-process	336	265
Finished portable storage units	4,544	4,436

Inventories	$19,534	$20,214

NOTE H — Lease Fleet

The Company has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date the units are placed in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to an estimated residual value of 20%. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core assets are typically only added to the fleet as a result of acquisitions of portable storage businesses.

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2012	March 31, 2013
	(In thousands)
Steel storage containers	$630,760	$622,737
Offices	549,730	546,578
Van trailers	3,011	2,890
Other	3,332	3,730

	1,186,833	1,175,935
Accumulated depreciation	(155,244)	(158,927)

Lease fleet, net	$1,031,589	$1,017,008

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2012	March 31, 2013
	(In thousands)
Land	$11,153	$11,054
Vehicles and equipment	90,657	89,858
Buildings and improvements (1)	18,464	18,374
Office fixtures and equipment	30,743	32,469

	151,017	151,755
Less accumulated depreciation	(70,195)	(71,115)

Total property, plant and equipment, net	$80,822	$80,640

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

NOTE J — Lines of Credit

The Company has a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of its assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of March 31, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either Pounds Sterling or Euros, by its U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by its Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by the Company based upon a U.S. borrowing base.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of March 31, 2013 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE K — Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, its tax years for 2009, 2010 and 2011 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2013, 2014 and 2015, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in its Condensed Consolidated Statements of Income.

NOTE L — Accumulated Other Comprehensive Loss

At December 31, 2012 and March 31, 2013, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2012	March 31, 2013
	(In thousands)
Foreign currency translation adjustment	$(17,817)	$(30,002)

Total accumulated other comprehensive loss	$(17,817)	$(30,002)

NOTE M — Segment Reporting

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables set forth certain information regarding each of the Company’s segments for the three-month period ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$64,005	$69,761
Sales	8,762	7,041
Other	440	337

Total North America (1)	73,207	77,139

Europe:
Leasing	14,439	15,305
Sales	1,043	5,421
Other	61	76

Total Europe	15,543	20,802

Total Revenues	$88,750	$97,941

Depreciation and amortization:
North America	$7,059	$7,070
Europe	1,955	1,741

Total depreciation and amortization	$9,014	$8,811

Operating income:
North America	$17,900	$23,627
Europe	1,855	3,311

Total operating income	$19,755	$26,938

Interest expense:
North America	$10,122	$7,219
Europe	495	332

Total interest expense	$10,617	$7,551

Income tax provision:
North America	$2,875	$6,590
Europe	360	754

Total income tax provision	$3,235	$7,344

(1)	Includes revenues in the United States of $71.8 million and $75.7 million for the three-month period ended March 31, 2012 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2012	March 31, 2013
	(In thousands)
North America (1)	$947,074	$942,956
Europe	165,337	154,692

Total long-lived assets	$1,112,411	$1,097,648

(1)	Includes long-lived assets of $928.2 million and $924.4 million in the United States at December 31, 2012 and March 31, 2013, respectively.

NOTE N — Integration, Merger and Restructuring Expenses

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

In addition, the Company has undergone other restructuring actions to align its business operations, including the termination of its consumer initiative program in August 2012 and the transition of leadership plan for the Company’s President and Chief Executive Officer position.

The majority of accrued integration, merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2012 and the three-month period ended March 31, 2013:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of January 1, 2012	$—	$2,129	$—	$2,129
Integration, merger and restructuring expenses	5,986	1,007	140	7,133
Cash paid	(3,442)	(1,566)	(140)	(5,148)

Accrued obligations as of December 31, 2012	2,544	1,570	—	4,114
Integration, merger and restructuring expense	242	98	35	375
Cash paid	(244)	(272)	(35)	(551)

Accrued obligations as of March 31, 2013	$2,542	$1,396	$—	$3,938

Accrued obligations of $2.4 million remaining at March 31, 2013 relate to the transition of leadership plan discussed above, and will be paid out in 2013. All other accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in integration, merger and restructuring expenses for the periods indicated:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Severance and benefits	$319	$242
Lease abandonment costs	121	98
Acquisition integration	56	35

Integration, merger and restructuring expenses	$496	$375

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE O — Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,009	$928	$—	$1,937
Receivables, net	34,708	15,936	—	50,644
Inventories	17,263	2,320	(49)	19,534
Lease fleet, net	867,295	164,294	—	1,031,589
Property, plant and equipment, net	60,904	19,918	—	80,822
Deposits and prepaid expenses	5,296	1,562	—	6,858
Other assets and intangibles, net	15,874	1,994	—	17,868
Goodwill	445,138	73,170	—	518,308
Intercompany	140,958	27,383	(168,341)	—

Total assets	$1,588,445	$307,505	$(168,390)	$1,727,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,331	$7,956	$—	$18,287
Accrued liabilities	52,854	5,631	—	58,485
Lines of credit	395,613	46,778	—	442,391
Notes payable	310	—	—	310
Obligations under capital leases	642	—	—	642
Senior Notes	200,000	—	—	200,000
Deferred income taxes	184,430	14,345	(849)	197,926
Intercompany	7,515	(2,594)	(4,921)	—

Total liabilities	851,695	72,116	(5,770)	918,041

Commitments and contingencies
Stockholders’ equity:
Common stock	482	18,434	(18,434)	482
Additional paid-in capital	522,372	144,985	(144,985)	522,372
Retained earnings	253,196	89,787	799	343,782
Accumulated other comprehensive loss	—	(17,817)	—	(17,817)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	736,750	235,389	(162,620)	809,519

Total liabilities and stockholders’ equity	$1,588,445	$307,505	$(168,390)	$1,727,560

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$877	$623	$—	$1,500
Receivables, net	33,602	15,148	—	48,750
Inventories	17,868	2,346	—	20,214
Lease fleet, net	862,580	154,428	—	1,017,008
Property, plant and equipment, net	61,852	18,788	—	80,640
Deposits and prepaid expenses	6,175	1,283	—	7,458
Other assets and intangibles, net	14,959	1,685	—	16,644
Goodwill	445,138	69,071	—	514,209
Intercompany	157,372	34,920	(192,292)	—

Total assets	$1,600,423	$298,292	$(192,292)	$1,706,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$9,708	$9,031	$—	$18,739
Accrued liabilities	52,130	4,765	—	56,895
Lines of credit	395,494	16,258	—	411,752
Notes payable	178	—	—	178
Obligations under capital leases	547	—	—	547
Senior Notes	200,000	—	—	200,000
Deferred income taxes	190,896	14,229	(860)	204,265
Intercompany	23	4,744	(4,767)	—

Total liabilities	848,976	49,027	(5,627)	892,376

Commitments and contingencies
Stockholders’ equity:
Common stock	484	18,434	(18,434)	484
Additional paid-in capital	527,041	169,039	(169,039)	527,041
Retained earnings	263,222	91,794	808	355,824
Accumulated other comprehensive loss	—	(30,002)	—	(30,002)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	751,447	249,265	(186,665)	814,047

Total liabilities and stockholders’ equity	$1,600,423	$298,292	$(192,292)	$1,706,423

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$63,860	$14,584	$—	$78,444
Sales	7,499	2,306	—	9,805
Other	438	63	—	501

Total revenues	71,797	16,953	—	88,750

Costs and expenses:
Cost of sales	5,043	855	—	5,898
Leasing, selling and general expenses	41,544	12,043	—	53,587
Integration, merger and restructuring expenses	323	173	—	496
Depreciation and amortization	6,931	2,083	—	9,014

Total costs and expenses	53,841	15,154	—	68,995

Income from operations	17,956	1,799	—	19,755
Other income (expense):
Interest income	135	—	(135)	—
Interest expense	(9,907)	(845)	135	(10,617)
Dividend income	216	—	(216)	—
Deferred financing costs write-off	(692)	—	—	(692)
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	7,708	953	(216)	8,445
Provision for income taxes	2,927	325	(17)	3,235

Net income	$4,781	$628	$(199)	$5,210

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$4,781	$628	$(199)	$5,210
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	6,061	—	6,061

Other comprehensive income	—	6,061	—	6,061

Comprehensive income	$4,781	$6,689	$(199)	$11,271

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$68,398	$16,668	$—	$85,066
Sales	6,998	5,464	—	12,462
Other	334	79	—	413

Total revenues	75,730	22,211	—	97,941

Costs and expenses:
Cost of sales	4,305	4,379	—	8,684
Leasing, selling and general expenses	40,757	12,376	—	53,133
Integration, merger and restructuring expenses	375	—	—	375
Depreciation and amortization	6,932	1,879	—	8,811

Total costs and expenses	52,369	18,634	—	71,003

Income from operations	23,361	3,577	—	26,938
Other income (expense):
Interest income	69	—	(69)	—
Interest expense	(7,061)	(559)	69	(7,551)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	16,643	3,017	(274)	19,386
Provision for income taxes	6,616	739	(11)	7,344

Net income	$10,027	$2,278	$(263)	$12,042

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,027	$2,278	$(263)	$12,042
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	(12,185)	—	(12,185)

Other comprehensive loss	—	(12,185)	—	(12,185)

Comprehensive income (loss)	$10,027	$(9,907)	$(263)	$(143)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$4,781	$628	$(199)	$5,210
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	692	—	—	692
Provision for doubtful accounts	46	165	—	211
Amortization of deferred financing costs	959	22	—	981
Amortization of debt issuance discount	21	—	—	21
Amortization of long-term liabilities	38	3	—	41
Share-based compensation expense	1,707	149	—	1,856
Depreciation and amortization	6,931	2,083	—	9,014
Gain on sale of lease fleet units	(2,867)	(247)	—	(3,114)
Gain on disposal of property, plant and equipment	(11)	(2)	—	(13)
Deferred income taxes	2,923	325	(13)	3,235
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	4,113	(1,361)	—	2,752
Inventories	57	(1,359)	—	(1,302)
Deposits and prepaid expenses	314	(120)	—	194
Other assets and intangibles	(3,505)	3,268	—	(237)
Accounts payable	(1,421)	1,178	—	(243)
Accrued liabilities	(493)	41	—	(452)
Intercompany	(393)	388	5	—

Net cash provided by operating activities	13,892	5,162	(207)	18,847

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet	(3,511)	(6,309)	—	(9,820)
Proceeds from sale of lease fleet units	6,788	865	—	7,653
Additions to property, plant and equipment	(1,740)	(1,219)	—	(2,959)
Proceeds from sale of property, plant and equipment	36	128	—	164

Net cash provided by (used in) investing activities	1,573	(10,098)	—	(8,525)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(9,011)	5,222	—	(3,789)
Deferred financing costs	(7,418)	—	—	(7,418)
Principal payments on notes payable	(122)	—	—	(122)
Principal payments on capital lease obligations	(264)	—	—	(264)
Issuance of common stock	1,722	—	—	1,722
Intercompany	—	(219)	219	—

Net cash (used in) provided by financing activities	(15,093)	5,003	219	(9,871)

Effect of exchange rate changes on cash	—	(1,262)	(12)	(1,274)

Net increase (decrease) in cash	372	(1,195)	—	(823)
Cash at beginning of period	1,444	1,416	—	2,860

Cash at end of period	$1,816	$221	$—	$2,037

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$10,027	$2,278	$(263)	$12,042
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	204	185	—	389
Amortization of deferred financing costs	687	16	—	703
Amortization of long-term liabilities	41	4	—	45
Share-based compensation expense	1,476	160	—	1,636
Depreciation and amortization	6,932	1,879	—	8,811
Gain on sale of lease fleet units	(2,123)	(944)	—	(3,067)
(Gain) loss on disposal of property, plant and equipment	(30)	2	—	(28)
Deferred income taxes	6,525	668	63	7,256
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities:
Receivable	882	(381)	—	501
Inventories	(609)	(145)	—	(754)
Deposits and prepaid expenses	(883)	212	—	(671)
Other assets and intangibles	(18)	114	—	96
Accounts payable	(620)	1,501	—	881
Accrued liabilities	(757)	(487)	—	(1,244)
Intercompany	(23,386)	23,251	135	—

Net cash (used in) provided by operating activities	(1,652)	28,314	(65)	26,597

Cash Flows From Investing Activities:
Additions to lease fleet	(2,954)	(3,373)	—	(6,327)
Proceeds from sale of lease fleet units	5,173	4,707	—	9,880
Additions to property, plant and equipment	(3,536)	(744)	—	(4,280)
Proceeds from sale of property, plant and equipment	200	21	—	221

Net cash (used in) provided by investing activities	(1,117)	611	—	(506)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(119)	(30,519)	—	(30,638)
Principal payments on notes payable	(132)	—	—	(132)
Principal payments on capital lease obligations	(95)	—	—	(95)
Issuance of common stock	2,983	—	—	2,983
Intercompany	—	(279)	279	—

Net cash provided by (used in) financing activities	2,637	(30,798)	279	(27,882)

Effect of exchange rate changes on cash	—	1,568	(214)	1,354

Net decrease in cash	(132)	(305)	—	(437)
Cash at beginning of period	1,009	928	—	1,937

Cash at end of period	$877	$623	$—	$1,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2012 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements.

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 230,900 units at March 31, 2013. As of March 31, 2013, we operated in 137 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 83,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 11.0% and 12.7% of total revenues for the three months ended March 31, 2012 and 2013, respectively.

At March 31, 2013, we operated 114 locations in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. As of March 31, 2013, we had 85 branch locations, of which 66 were located in the U.S., two in Canada, 16 in the U.K. and one in The Netherlands. In addition to our branches, we had 52 operational yards from which we service also a local market and store and maintain our products and equipment. These operational yards do not have all the overhead associated with a fully staffed branch as we leverage management from a nearby branch location. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new low-cost operational yards. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after one to two years. The costs associated with opening an operational yard are lower than a fully staffed branch, which should have a comparatively positive effect on margins. In 2012, we combined two branches in the U.K. into one location, converted two full service branches in the U.S. into low-cost operational yards and completed one acquisition, which became part of our Calgary, Canada branch. In the first quarter of 2013, we opened an operational yard and migrated one operational yard to a branch to better serve the New York market.

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

We approach the market through a hybrid sales model consisting of a dedicated sales staff at all of our branch locations as well as at our National Sales Center (“NSC”). Our local sales staff builds and strengthens relationships with customers in each market with particular emphasis on contractors and construction-related customers, who prefer a local salesperson presence. The NSC handles inbound calls and digital leads from new customers and leads outbound sales campaigns to new and existing customers not serviced by branch sales personnel. Our sales staff at the NSC work with our local branch managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our branch sales staff, NSC and sales management team at our headquarters and other locations conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 37.6% of our leased units at March 31, 2013.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we further adjust EBITDA to exclude non-cash share-based compensation expense and the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The U.S. generally accepted accounting principles (“GAAP”) financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.

Because EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

We present EBITDA and EBITDA margin because we believe these financial measures provide useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and EBITDA because it provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is also a component of certain financial covenants under our Credit Agreement (as defined herein). EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
EBITDA	$28,768	$35,748
Interest paid	(3,047)	(2,392)
Income and franchise taxes paid	(41)	(87)
Share-based compensation expense	1,856	1,636
Gain on sale of lease fleet units	(3,114)	(3,067)
Gain on disposal of property, plant and equipment	(13)	(28)
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	2,963	890
Inventories	(1,302)	(754)
Deposits and prepaid expenses	194	(671)
Other assets and intangibles	(237)	96
Accounts payable and accrued liabilities	(7,180)	(4,774)

Net cash provided by operating activities	$18,847	$26,597

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended March 31,
	2012	2013
	(In thousands except percentages)
Net income	$5,210	$12,042
Interest expense	10,617	7,551
Income taxes	3,235	7,344
Depreciation and amortization	9,014	8,811
Deferred financing costs write-off	692	—

EBITDA	28,768	35,748
Share-based compensation	1,669	1,636
Integration, merger, restructuring (1)	496	375
Acquisition expenses (2)	94	—

Adjusted EBITDA	$31,027	$37,759

EBITDA margin (3)	32.4%	36.5%

Adjusted EBITDA margin (3)	35.0%	38.6%

(1)	Merger and restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations and continuing costs we incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition.
(2)	Acquisition expenses represent acquisition activity costs.
(3)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are (1) cost of sales, (2) leasing, selling and general expenses and (3) depreciation and amortization, primarily depreciation of the portable storage containers and mobile office units in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 3.5% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units). Our principal asset is our container lease fleet, which has historically maintained an appraised value close to its original cost. Our lease fleet primarily consists of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of our units, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 30 years with an estimated residual value of 55%. This depreciation policy is supported by our historical lease fleet data, which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years to an estimated residual value of 20%. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We have other non-core products that have various other measures of useful lives and residual values.

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2012 and March 31, 2013:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2012, net	$1,031,589	234,728
Purchases, including freight:
Containers	306	129
Steel offices	1,510	85
Manufacturing units:
Steel security offices	133	8
Remanufacturing and customization of units purchased or obtained in prior years	4,038 (1)	110	(2)
Other (3)	378	13
Cost of sales from lease fleet	(6,827)	(4,099)
Effect of exchange rate changes	(8,839)
Change in accumulated depreciation, excluding sales	(5,280)

Lease fleet at March 31, 2013, net	$1,017,008	230,974

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2013:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$622,737	187,007	81%
Offices	546,578	40,693	18%
Van trailers	2,890	3,274	1%
Other	3,730

	1,175,935
Accumulated depreciation	(158,927)

Lease fleet, net	$1,017,008	230,974	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2012 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of March 31, 2013 was approximately $1.0 billion.

Our average utilization rate for the first quarter of 2013 was 60.2% compared to 56.8% in the first quarter of 2012. At March 31, 2013, our utilization rate increased to 60.6%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to

Three Months Ended March 31, 2012

Total revenues for the quarter ended March 31, 2013 increased $9.2 million, or 10.4%, to $97.9 million, compared to $88.7 million for the same period in 2012. Leasing revenues for the quarter ended March 31, 2013 increased $6.7 million, or 8.4%, to $85.1 million, compared to $78.4 million for the same period in 2012. This increase in leasing revenues was driven by an increase in the number of units on rent and higher trucking and ancillary revenues, which resulted in a 4.3% increase in our yield and includes a rental rate increase of 1.6% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended March 31, 2013 increased $2.7 million, or 27.1%, to $12.5 million primarily due to a sale to the U.K. military, compared to the same period in 2012. Leasing revenues, as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 were 86.9% and 88.4%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 69.7% and 60.2% of sales revenue for the quarters ended March 31, 2013 and 2012, respectively. The increase in cost of sales was primarily related to the U.K military sale, which was also at a lower than average selling margin.

Leasing, selling and general expenses for the quarter ended March 31, 2013 decreased by $0.5 million, or 0.8%, to $53.1 million, compared to $53.6 million for the same period in 2012. The decrease in leasing, selling and general expenses was primarily attributable to a reduction in advertising related to our consumer initiative in 2012 and a decrease in transportation costs. This decrease was partially offset by other administrative cost increases.

Adjusted EBITDA for the quarter ended March 31, 2013 increased $6.7 million, or 21.7%, to $37.7 million, compared to $31.0 million for the same period in 2012. Adjusted EBITDA margins were 38.6% and 35.0% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2013 was $8.8 million, compared to $9.0 million for the same period in 2012.

Interest expense for the quarter ended March 31, 2013 decreased $3.0 million, or 28.9%, to $7.6 million, compared to $10.6 million for the same period in 2012. This decrease is primarily attributable to the August 2012 redemption of $150.0 million aggregate principal amount outstanding of our 6.875% senior notes due 2015 by drawing down funds under our lower variable interest rate Credit Agreement. In addition, we had a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended March 31, 2013 was 4.3%, compared to 5.5% for the same period in 2012, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended March 31, 2013 was 4.8%, compared to 6.1% in the same period in 2012.

Deferred financing costs write-off for the quarter ended March 31, 2012 was $0.7 million and represents a portion of deferred financing costs associated with our prior $850.0 million credit agreement, which was replaced in February 2012 with our new $900.0 million Credit Agreement.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended March 31, 2013 and 2012 was 37.9% and 38.3%, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Net income for the quarter ended March 31, 2013 increased $6.8 million, or 131.1%, to $12.0 million, compared to net income of $5.2 million for the same period in 2012. Our first quarter net income results also include integration, merger and restructuring expenses of $0.4 million and $0.5 million (approximately $0.2 million and $0.3 million after tax) for the three months ended March 31, 2013 and 2012, respectively. Net income in the first quarter of 2012 was negatively impacted by $0.7 million (approximately $0.4 million after tax) related to deferred financing costs write-off discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. We have been cash flow positive after capital expenditures for the past five years. This positive cash flow trend has continued for the three-month period ended March 31, 2013.

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

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2013, we had $411.7 million of borrowings outstanding and $480.7 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of March 31, 2013 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of March 31, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, based upon a U.S. borrowing base.

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as we have $225.0 million of pro forma excess borrowing availability under the Credit Agreement. We must also comply with specified financial maintenance covenants and affirmative covenants if we fall below $90.0 million of borrowing availability levels.

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

Senior Notes. At March 31, 2013, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Operating Activities. Our operations provided net cash flow of $26.6 million for the three months ended March 31, 2013, compared to $18.8 million during the same period in 2012. The $7.8 million increase in cash provided by operations is primarily attributable to an increase in net income after giving effect to non-cash items, partially offset by a change in working capital. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2013, compared to $8.5 million for the same period in 2012. Capital expenditures for our lease fleet were $6.3 million and proceeds from sale of lease fleet units were $9.9 million for the three months ended March 31, 2013, compared to capital expenditures of $9.8 million and proceeds of $7.7million for the same period in 2012. We anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease as well as adding lease fleet in higher utilization markets, including the U.K. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the three months ended March 31, 2013 were $4.1 million, compared to $2.8 million for the same period in 2012. The expenditures for property, plant and equipment in 2013 were primarily for replacement of our transportation equipment and upgrades to technology equipment. In 2012, cash used in investing activities also includes $3.6 million for an acquisition in Canada. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2013 was $27.9 million, compared to $9.9 million for the same period in 2012, which included $7.4 million in financing costs related to our Credit Agreement in February 2012. In 2013, reductions to our net borrowings under our Credit Agreement were $30.6 million compared to $11.2 million, for the same period in 2012, before giving effect to $7.4 million in financing costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $200.0 million aggregate principal amount of the Senior Notes, together with other primarily unsecured notes payable obligations and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At March 31, 2013, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $7.6 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capital lease obligations from time to time. At March 31, 2013, we had $0.5 million in outstanding capital lease obligations.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

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

Our lease arrangements typically include lease deliverables such as the lease of a container or office unit and ancillary charges related to the leased container or office unit during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based on the price of those deliverables when sold separately (vendor-specific objective evidence). Because delivery and pick-up services are not sold separately by us, the estimated selling price of those deliverables is based on prices charged for similar services provided by other vendors (third party evidence of fair value).

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $24.1 million of total unrecognized compensation costs related to stock options at March 31, 2013 that are expected to be recognized over a weighted average period of 2.9 years and $14.0 million of total unrecognized compensation costs related to nonvested share-awards at March 31, 2013 that are expected to be recognized over a weighted average period 3.1 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	Three Months Ended March 31,
	2012	2013
	(In thousands except per share data)
As Reported:
Net income	$5,210	$12,042
Diluted earnings per share	$0.12	$0.26
As adjusted for change in estimates:
Net income	$5,179	$11,984
Diluted earnings per share	$0.11	$0.26

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

At March 31, 2013, there were no significant negative changes to our future projected cash flows or to the general or specific economic trends since the last annual test that might indicate the need for testing goodwill recoverability.

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

	Salvage	Useful Life in	Three Months Ended March 31,
	Value	Years	2012	2013
			(In thousands except per share data)
As Reported:	55%	30
Net income			$5,210	$12,042
Diluted earnings per share			$0.12	$0.26
As adjusted for change in estimates:	70%	20
Net income			$5,210	$12,042
Diluted earnings per share			$0.12	$0.26
As adjusted for change in estimates:	62.5%	25
Net income			$5,210	$12,042
Diluted earnings per share			$0.12	$0.26
As adjusted for change in estimates:	50%	20
Net income			$3,765	$10,560
Diluted earnings per share			$0.08	$0.23
As adjusted for change in estimates:	47.5%	35
Net income			$5,210	$12,042
Diluted earnings per share			$0.12	$0.26
As adjusted for change in estimates:	40%	40
Net income			$5,210	$12,042
Diluted earnings per share			$0.12	$0.26
As adjusted for change in estimates:	30%	25
Net income			$3,332	$10,115
Diluted earnings per share			$0.07	$0.22
As adjusted for change in estimates:	25%	25
Net income			$3,043	$9,818
Diluted earnings per share			$0.07	$0.21

Insurance Reserves. We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits, as we reasonably determine is necessary or prudent with current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts.

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

Earnings Per Share. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the if-converted method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards.

There have been no changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which deferred the effective date of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. This amendment is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to manage growth or integrate acquisitions at existing or new locations;

•	our European operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to maintain continuous and secure information technology systems;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2012 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from our Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including the Form 10-K, may be accessed through Mobile Mini’s website at www.mobilemini.com, and at the SEC’s website at www.sec.gov. Material on our website is not incorporated into this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. At March 31, 2013, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.

ITEM 6. EXHIBITS

Number	Description

10.1	Executive Employment Agreement, dated March 18, 2013, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on March 20, 2013.)

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: May 9, 2013	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer