Form 10-Q
period 2013-06-30
MOBILE MINI INC
filed 2013-08-09
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

At July 26, 2013, there were outstanding 46,299,175 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2012	June 30, 2013
	(See Note A)	(Unaudited)
ASSETS
Cash	$1,937	$634
Receivables, net of allowance for doubtful accounts of $2,675 and $2,099 at December 31, 2012 and June 30, 2013, respectively	50,644	50,431
Inventories	19,534	19,634
Lease fleet, net	1,031,589	974,486
Property, plant and equipment, net	80,822	77,403
Assets held for sale	—	8,312
Deposits and prepaid expenses	6,858	7,193
Other assets and intangibles, net	17,868	15,502
Goodwill	518,308	514,034

Total assets	$1,727,560	$1,667,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,287	$19,493
Accrued liabilities	58,485	56,086
Lines of credit	442,391	389,263
Notes payable	310	45
Obligations under capital leases	642	451
Senior Notes	200,000	200,000
Deferred income taxes	197,926	195,959

Total liabilities	918,041	861,297

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,211 issued and 46,036 outstanding at December 31, 2012 and 48,475 issued and 46,300 outstanding at June 30, 2013	482	485
Additional paid-in capital	522,372	534,293
Retained earnings	343,782	341,443
Accumulated other comprehensive loss	(17,817)	(30,589)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	809,519	806,332

Total liabilities and stockholders’ equity	$1,727,560	$1,667,629

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2012	2013
Revenues:
Leasing	$81,924	$88,224
Sales	10,749	8,850
Other	547	448

Total revenues	93,220	97,522

Costs and expenses:
Cost of sales	6,580	5,668
Leasing, selling and general expenses	55,377	57,477
Merger and restructuring expenses	267	343
Asset impairment charge	—	40,277
Depreciation and amortization	9,131	8,833

Total costs and expenses	71,355	112,598

Income (loss) from operations	21,865	(15,076)
Other expense:
Interest income	1	—
Interest expense	(10,182)	(7,455)
Foreign currency exchange loss	(2)	—

Income (loss) before provision for (benefit from) income taxes	11,682	(22,531)
Provision for (benefit from) income taxes	4,370	(8,150)

Net income (loss)	$7,312	$(14,381)

Earnings (loss) per share:
Basic	$0.16	$(0.32)

Diluted	$0.16	$(0.32)

Weighted average number of common and common share equivalents outstanding:
Basic	44,627	45,420

Diluted	44,952	45,420

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2013
Net income (loss)	$7,312	$(14,381)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4,673)	(587)

Other comprehensive loss	(4,673)	(587)

Comprehensive income (loss)	$2,639	$(14,968)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Revenues:
Leasing	$160,368	$173,290
Sales	20,554	21,312
Other	1,048	861

Total revenues	181,970	195,463

Costs and expenses:
Cost of sales	12,478	14,352
Leasing, selling and general expenses	108,964	110,610
Merger and restructuring expenses	763	718
Asset impairment charge	—	40,277
Depreciation and amortization	18,145	17,644

Total costs and expenses	140,350	183,601

Income from operations	41,620	11,862
Other expense:
Interest income	1	—
Interest expense	(20,799)	(15,006)
Deferred financing costs write-off	(692)	—
Foreign currency exchange loss	(3)	(1)

Income (loss) before provision for (benefit from) income taxes	20,127	(3,145)
Provision for (benefit from) income taxes	7,605	(806)

Net income (loss)	$12,522	$(2,339)

Earnings (loss) per share:
Basic	$0.28	$(0.05)

Diluted	$0.28	$(0.05)

Weighted average number of common and common share equivalents outstanding:
Basic	44,558	45,334

Diluted	45,006	45,334

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Net income (loss)	$12,522	$(2,339)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,388	(12,772)

Other comprehensive income (loss)	1,388	(12,772)

Comprehensive income (loss)	$13,910	$(15,111)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash Flows From Operating Activities:
Net income (loss)	$12,522	$(2,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred financing costs write-off	692	—
Asset impairment charge	—	39,704
Provision for doubtful accounts	562	715
Amortization of deferred financing costs	1,779	1,405
Amortization of debt issuance discount	42	—
Amortization of long-term liabilities	84	86
Share-based compensation expense	3,586	5,379
Depreciation and amortization	18,145	17,644
Gain on sale of lease fleet units	(6,556)	(5,448)
(Gain) loss on disposal of property, plant and equipment	(44)	62
Deferred income taxes	7,605	(980)
Foreign currency transaction loss	3	1
Changes in certain assets and liabilities, net of business acquired:
Receivables	(167)	(1,537)
Inventories	(937)	(1,602)
Deposits and prepaid expenses	(109)	(417)
Other assets and intangibles	(105)	(7)
Accounts payable	1,813	1,433
Accrued liabilities	(5,342)	(2,085)

Net cash provided by operating activities	33,573	52,014

Cash Flows From Investing Activities:
Cash paid for business acquired	(3,563)	—
Additions to lease fleet	(19,326)	(14,297)
Proceeds from sale of lease fleet units	16,117	15,929
Additions to property, plant and equipment	(8,555)	(9,654)
Proceeds from sale of property, plant and equipment	315	458

Net cash used in investing activities	(15,012)	(7,564)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(11,614)	(53,128)
Deferred financing costs	(7,507)	—
Principal payments on notes payable	(238)	(265)
Principal payments on capital lease obligations	(547)	(191)
Issuance of common stock	1,846	6,395

Net cash used in financing activities	(18,060)	(47,189)

Effect of exchange rate changes on cash	(414)	1,436

Net increase (decrease) in cash	87	(1,303)
Cash at beginning of period	2,860	1,937

Cash at end of period	$2,947	$634

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

The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2013 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet and a marginal decrease in its operating cash flow during the first quarter of the year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

NOTE B — Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

At December 31, 2012 and June 30, 2013, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table summarizes our non-financial assets measured at fair value on a non-recurring basis:

Assets Held for Sale	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
		(In thousands)
December 31, 2012	$—	$—	$—	$—	n/a
June 30, 2013	$8,312	$—	$—	$8,312	(1)

(1)	Assets held for sale primarily represent portable storage and office units and some transportation equipment. The carrying value at June 30, 2013 of $47.1 million was written down to fair value, less costs to sell, resulting in an impairment loss of $38.8 million. The loss was recorded in asset impairment charge in the Condensed Consolidated Statements of Operations. Our estimate of the fair value of the assets held for sale is based on our understanding of market prices to be paid by third parties (See Note O).

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility, notes payable and capital leases approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at December 31, 2012 and June 30, 2013 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $219.0 million and $215.0 million as of December 31, 2012 and June 30, 2013, respectively. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

NOTE E — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the treasury stock method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and six-month periods ended June 30, 2012 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
	(In thousands except per share data)		(In thousands except per share data)
Numerator:
Net income (loss)	$7,312	$(14,381)	$12,522	$(2,339)

Basic EPS Denominator:
Common shares outstanding beginning of period	44,617	45,351	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended June 30	10	69	126	140

Denominator for basic earnings per share	44,627	45,420	44,558	45,334

Diluted EPS Denominator:
Common shares outstanding beginning of period	44,617	45,351	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended June 30	10	69	126	140
Dilutive effect of stock options and nonvested share-awards during the period ended June 30 (1)	325	—	448	—

Denominator for diluted earnings per share	44,952	45,420	45,006	45,334

Basic earnings (loss) per share	$0.16	$(0.32)	$0.28	$(0.05)

Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$(0.05)

(1)	Due to the loss in 2013, potential diluted securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive.

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.1 million and 0.8 million for the three- and six-month periods ended June 30, 2012 and 2013, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Stock option awards	933	2,407	942	1,598
Nonvested share-awards	326	388	28	355

Total anti-dilutive shares	1,259	2,795	970	1,953

NOTE F — Share-Based Compensation

At June 30, 2013, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

Stock option awards under these plans were granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and a half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, the expense is recognized using the accelerated attribution method. The “service period” is the time during which the employees receiving the awards must remain employed for the shares granted to fully vest.

The Company also awards restricted stock, also called nonvested share-awards in this discussion, under the existing share-based compensation plan. The majority of the Company’s nonvested share-awards vest in equal annual installments over a four- to five-year period. The total value of these time-based awards is expensed on a straight-line basis over the service period of the employees receiving the awards.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of June 30, 2013:

	June 30, 2013	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$21,424	2.21
Nonvested share-awards	$12,552	2.87

The following table summarizes the share-based compensation expense and capitalized amounts for the three-month and six-month periods ended June 30, 2012 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Gross share-based compensation	$1,777	$3,840	$3,678	$5,528
Capitalized share-based compensation	(47)	(97)	(92)	(149)

Share-based compensation expense	$1,730	$3,743	$3,586	$5,379

A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2013 is as follows:

	Number of Shares	WeightedAverage Exercise Price
	(In thousands)
Balance at December 31, 2012	1,099	$20.02
Granted	2,193	$34.63
Exercised	(289)	$22.13
Canceled/Expired	(132)	$15.28

Balance at June 30, 2013	2,871	$28.56

The intrinsic value of options exercised during the six months ended June 30, 2013 was approximately $2.5 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2012	843	$17.27
Awarded	120	$28.43
Released	(15)	$16.84
Forfeited	(145)	$14.61

Nonvested at June 30, 2013	803	$19.42

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of fully vested stock options and stock options expected to vest, as of June 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	2,872	$28.56	8.59	$14,974
Vested and expected to vest	2,710	$28.46	8.52	$14,396
Exercisable	407	$20.51	2.58	$5,148

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out, or FIFO, method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials and supplies, work-in-process and finished portable storage units, all related to manufacturing, remanufacturing and maintenance, primarily for the Company’s lease fleet and its units held for sale. Raw materials and supplies principally consist of raw steel, wood, glass, paint and other assembly components used in manufacturing and remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are placed into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors. Inventories consisted of the following at the dates indicated:

	December 31 2012	June 30, 2013
	(In thousands)
Raw material and supplies	$14,654	$15,422
Work-in-process	336	243
Finished portable storage units	4,544	3,969

Inventories (1)	$19,534	$19,634

(1)	Includes an impairment charge of $1.2 million at June 30, 2013 (See Note O).

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Lease fleet consisted of the following at the dates indicated:

	December 31, 2012	June 30, 2013
	(In thousands)
Steel storage containers	$630,760	$593,632
Offices	549,730	531,332
Van trailers	3,011	2,245
Other	3,332	3,307

	1,186,833	1,130,516
Accumulated depreciation	(155,244)	(156,030)

Lease fleet, net (1)	$1,031,589	$974,486

(1)	Includes an impairment charge of $33.7 million at June 30, 2013 (See Note O).

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

	December 31, 2012	June 30, 2013
	(In thousands)
Land	$11,153	$11,054
Vehicles and equipment (1)	90,657	76,370
Buildings and improvements (2)	18,464	18,545
Office fixtures and equipment	30,743	33,320

	151,017	139,289
Accumulated depreciation	(70,195)	(61,886)

Property, plant and equipment, net	$80,822	$77,403

(1)	Includes an impairment charge of $3.9 million at June 30, 2013 (See Note O).
(2)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of June 30, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

MOBILE MINI, INC.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of June 30, 2013 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

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

NOTE L — Accumulated Other Comprehensive Loss

At December 31, 2012 and June 30, 2013, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2012	June 30, 2013
	(In thousands)
Foreign currency translation adjustment	$(17,817)	$(30,589)

Total accumulated other comprehensive loss	$(17,817)	$(30,589)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and six-month periods ended June 30, 2012 and 2013:

	Three Months Ended June 30,
	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$66,859	$72,224
Sales	9,806	7,672
Other	479	347

Total North America (1)	77,144	80,243

Europe:
Leasing	15,065	16,000
Sales	943	1,178
Other	68	101

Total Europe	16,076	17,279

Total Revenues	$93,220	$97,522

Depreciation and amortization:
North America	$7,122	$7,093
Europe	2,009	1,740

Total depreciation and amortization	$9,131	$8,833

Operating income (loss):
North America	$19,488	$(11,436)
Europe	2,377	(3,640)

Total operating income (loss)	$21,865	$(15,076)

Interest expense:
North America	$9,694	$7,171
Europe	488	284

Total interest expense	$10,182	$7,455

Income tax provision (benefit):
North America	$3,887	$(7,346)
Europe	483	(804)

Total income tax provision (benefit)	$4,370	$(8,150)

(1)	Includes revenues in the United States of $75.3 million and $78.7 million for the three-month period ended June 30, 2012 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	Six Months Ended June 30,
	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$130,864	$141,985
Sales	18,568	14,713
Other	919	684

Total North America (1)	150,351	157,382

Europe:
Leasing	29,504	31,305
Sales	1,986	6,599
Other	129	177

Total Europe	31,619	38,081

Total Revenues	$181,970	$195,463

Depreciation and amortization:
North America	$14,181	$14,163
Europe	3,964	3,481

Total depreciation and amortization	$18,145	$17,644

Operating income (loss):
North America	$37,388	$12,191
Europe	4,232	(329)

Total operating income	$41,620	$11,862

Interest expense:
North America	$19,816	$14,390
Europe	983	616

Total interest expense	$20,799	$15,006

Income tax provision (benefit):
North America	$6,762	$(756)
Europe	843	(50)

Total income tax provision (benefit)	$7,605	$(806)

(1)	Includes revenues in the United States of $147.1 million and $154.4 million for the six-month period ended June 30, 2012 and 2013, respectively.

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2012	June 30, 2013
	(In thousands)
North America (1)	$947,074	$901,524
Europe	165,337	150,365

Total long-lived assets	$1,112,411	$1,051,889

(1)	Includes long-lived assets of $928.2 million and $883.6 million in the United States at December 31, 2012 and June 30, 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE N — Merger and Restructuring Expenses

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

In addition, the Company has undergone other restructuring actions to align its business operations, including the termination of its consumer initiative program in August 2012 and the transition of leadership for the Company’s President and Chief Executive Officer position.

The majority of accrued merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2012 and the six-month period ended June 30, 2013:

	Severance and Benefits	Lease Abandonment Costs	Merger Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2012	$—	$2,129	$—	$2,129
Merger and restructuring expenses	5,986	1,007	140	7,133
Cash paid	(3,442)	(1,566)	(140)	(5,148)

Accrued obligations as of December 31, 2012	2,544	1,570	—	4,114
Merger and restructuring expenses	409	239	70	718
Cash paid	(422)	(523)	(70)	(1,015)

Accrued obligations as of June 30, 2013	$2,531	$1,286	$—	$3,817

The $2.4 million of accrued obligations remaining at June 30, 2013, which relate to the transition of leadership plan discussed above, will be paid out in 2013. All other accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in merger and restructuring expenses for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Severance and benefits	$29	$167	$348	$409
Lease abandonment costs	200	141	321	239
Merger costs	38	35	94	70

Merger and restructuring expenses	$267	$343	$763	$718

NOTE O — Assets Held for Sale

In the second quarter of 2013, the Company conducted field inspections of lease fleet units and other assets. A review was performed to determine the economic feasibility to repair certain assets. The analysis included the determination of fair market value of those assets using a cash flow analysis, less the cost of liquidation, and the current net carrying value. The Company’s senior management reviewed the analysis, the fair value of the assets, the current economy, along with present and projected utilization levels, and determined to place the assets for sale that were deemed to be either non-core to the Company’s leasing strategy or uneconomic to repair. The Company plans to sell these assets within a year. In connection with this action, the Company recorded an asset impairment charge of $40.3 million in the second quarter of 2013, of which $39.7 million was non-cash. The impairment charge also includes approximately $0.5 million related to the Company’s re-evaluation of its depreciation policies, which management undertook in connection with the asset review, and modified the useful life and residual values on its forklifts and non-core aluminum containers. It is anticipated this change will result in additional depreciation expense through the end of 2013 of approximately $0.9 million, which will be partially offset by a decrease in depreciation expense of approximately $0.5 million as a result of the asset impairment write down.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

At June 30, 2013, after the asset impairment charge, the Company’s borrowing availability under the Credit Agreement remained unchanged at $503.1 million.

The following table sets forth the information on the assets held for sale as of June 30, 2013:

	North America	Europe	Total
Lease fleet:
Net book value	$33,427	$7,341	$40,768
Impairment	(27,660)	(6,028)	(33,688)

Fair market value	$5,767	1,313	$7,080

Property, plant & equipment:
Net book value	$4,660	$304	$4,964
Impairment	(3,744)	(183)	(3,927)

Fair market value	$916	$121	$1,037

Inventories:
Net book value	$1,048	$346	$1,394
Impairment	(854)	(345)	(1,199)

Fair market value	$194	$1	$195

Assets held for sale:
Net book value	$39,135	$7,991	$47,126
Impairment	(32,258)	(6,556)	(38,814)

Fair market value	$6,877	$1,435	$8,312

NOTE P — Condensed Consolidating Financial Information

The following tables reflect the condensed consolidating financial information of the Company’s subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, subject to customary exceptions, and management has determined that such information is not material to investors. On December 31, 2012, the assets and liabilities of our Toronto, Canada location, which was part of the U.S. guarantor Company, were transferred to our Canadian subsidiary, Mobile Mini Canada ULC, which is a non-guarantor subsidiary of the Senior Notes.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$265	$369	$—	$634
Receivables, net	34,574	15,857	—	50,431
Inventories	16,995	2,639	—	19,634
Lease fleet, net	824,887	149,599	—	974,486
Property, plant and equipment, net	58,738	18,665	—	77,403
Assets held for sale	6,877	1,435	—	8,312
Deposits and prepaid expenses	5,461	1,732	—	7,193
Other assets and intangibles, net	14,003	1,499	—	15,502
Goodwill	445,132	68,902	—	514,034
Intercompany	157,945	34,334	(192,279)	—

Total assets	$1,564,877	$295,031	$(192,279)	$1,667,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$9,599	$9,894	$—	$19,493
Accrued liabilities	51,044	5,042	—	56,086
Lines of credit	371,953	17,310	—	389,263
Notes payable	45	—	—	45
Obligations under capital leases	451	—	—	451
Senior Notes	200,000	—	—	200,000
Deferred income taxes	183,396	13,433	(870)	195,959
Intercompany	23	4,734	(4,757)	—

Total liabilities	816,511	50,413	(5,627)	861,297

Commitments and contingencies
Stockholders’ equity:
Common stock	485	18,434	(18,434)	485
Additional paid-in capital	534,293	169,039	(169,039)	534,293
Retained earnings	252,888	87,734	821	341,443
Accumulated other comprehensive loss	—	(30,589)	—	(30,589)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	748,366	244,618	(186,652)	806,332

Total liabilities and stockholders’ equity	$1,564,877	$295,031	$(192,279)	$1,667,629

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$66,525	$15,399	$—	$81,924
Sales	8,311	2,440	(2)	10,749
Other	466	81	—	547

Total revenues	75,302	17,920	(2)	93,220

Costs and expenses:
Cost of sales	5,739	843	(2)	6,580
Leasing, selling and general expenses	43,119	12,258	—	55,377
Merger and restructuring expenses	62	205	—	267
Depreciation and amortization	6,975	2,156	—	9,131

Total costs and expenses	55,895	15,462	(2)	71,355

Income from operations	19,407	2,458	—	21,865
Other income (expense):
Interest income	151	—	(150)	1
Interest expense	(9,471)	(862)	151	(10,182)
Dividend income	220	—	(220)	—
Foreign currency exchange	—	(2)	—	(2)

Income before provision for income taxes	10,307	1,594	(219)	11,682
Provision for income taxes	3,945	447	(22)	4,370

Net income	$6,362	$1,147	$(197)	$7,312

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,362	$1,147	$(197)	$7,312
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(4,673)	—	(4,673)

Other comprehensive loss	—	(4,673)	—	(4,673)

Comprehensive income (loss)	$6,362	$(3,526)	$(197)	$2,639

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$70,820	$17,404	$—	$88,224
Sales	7,506	1,344	—	8,850
Other	339	109	—	448

Total revenues	78,665	18,857	—	97,522

Costs and expenses:
Cost of sales	4,724	944	—	5,668
Leasing, selling and general expenses	43,834	13,643	—	57,477
Merger and restructuring expenses	343	—	—	343
Asset impairment charge	33,551	6,726	—	40,277
Depreciation and amortization	6,958	1,875	—	8,833

Total costs and expenses	89,410	23,188	—	112,598

Loss from operations	(10,745)	(4,331)	—	(15,076)
Other income (expense):
Interest income	61	—	(61)	—
Interest expense	(7,014)	(502)	61	(7,455)

Loss before benefit from income taxes	(17,698)	(4,833)	—	(22,531)
Benefit from income taxes	(7,323)	(817)	(10)	(8,150)

Net loss	$(10,375)	$(4,016)	$10	$(14,381)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(10,375)	$(4,016)	$10	$(14,381)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(587)	—	(587)

Other comprehensive loss	—	(587)	—	(587)

Comprehensive loss	$(10,375)	$(4,603)	$10	$(14,968)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$130,385	$29,983	$—	$160,368
Sales	15,810	4,746	(2)	20,554
Other	904	144	—	1,048

Total revenues	147,099	34,873	(2)	181,970

Costs and expenses:
Cost of sales	10,782	1,698	(2)	12,478
Leasing, selling and general expenses	84,663	24,301	—	108,964
Merger and restructuring expenses	385	378	—	763
Depreciation and amortization	13,906	4,239	—	18,145

Total costs and expenses	109,736	30,616	(2)	140,350

Income from operations	37,363	4,257	—	41,620
Other income (expense):
Interest income	286	—	(285)	1
Interest expense	(19,378)	(1,707)	286	(20,799)
Dividend income	436	—	(436)	—
Deferred financing costs write-off	(692)	—	—	(692)
Foreign currency exchange	—	(3)	—	(3)

Income before provision for income taxes	18,015	2,547	(435)	20,127
Provision for income taxes	6,872	772	(39)	7,605

Net income	$11,143	$1,775	$(396)	$12,522

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$11,143	$1,775	$(396)	$12,522
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	1,388	—	1,388

Other comprehensive income	—	1,388	—	1,388

Comprehensive income	$11,143	$3,163	$(396)	$13,910

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$139,218	$34,072	$—	$173,290
Sales	14,504	6,808	—	21,312
Other	673	188	—	861

Total revenues	154,395	41,068	—	195,463

Costs and expenses:
Cost of sales	9,029	5,323	—	14,352
Leasing, selling and general expenses	84,591	26,019	—	110,610
Merger and restructuring expenses	718	—	—	718
Asset impairment charge	33,551	6,726	—	40,277
Depreciation and amortization	13,890	3,754	—	17,644

Total costs and expenses	141,779	41,822	—	183,601

Income (loss) from operations	12,616	(754)		11,862
Other income (expense):
Interest income	130	—	(130)	—
Interest expense	(14,075)	(1,061)	130	(15,006)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Loss before benefit from income taxes	(1,055)	(1,816)	(274)	(3,145)
Benefit from income taxes	(707)	(78)	(21)	(806)

Net loss	$(348)	$(1,738)	$(253)	$(2,339)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Six Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(348)	$(1,738)	$(253)	$(2,339)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(12,772)	—	(12,772)

Other comprehensive loss	—	(12,772)	—	(12,772)

Comprehensive loss	$(348)	$(14,510)	$(253)	$(15,111)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$11,143	$1,775	$(396)	$12,522
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	692	—	—	692
Provision for doubtful accounts	288	274	—	562
Amortization of deferred financing costs	1,739	40	—	1,779
Amortization of debt issuance discount	42	—	—	42
Amortization of long-term liabilities	78	6	—	84
Share-based compensation expense	3,287	299	—	3,586
Depreciation and amortization	13,906	4,239	—	18,145
Gain on sale of lease fleet units	(5,981)	(575)	—	(6,556)
Gain on disposal of property, plant and equipment	(36)	(8)	—	(44)
Deferred income taxes	6,864	773	(32)	7,605
Foreign currency exchange loss	—	3	—	3
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	1,928	(2,095)	—	(167)
Inventories	554	(1,491)	—	(937)
Deposits and prepaid expenses	229	(338)	—	(109)
Other assets and intangibles	(89)	(16)	—	(105)
Accounts payable	2,195	(382)	—	1,813
Accrued liabilities	(5,526)	184	—	(5,342)
Intercompany	(4,453)	4,542	(89)	—

Net cash provided by operating activities	26,860	7,230	(517)	33,573

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet	(8,403)	(10,923)	—	(19,326)
Proceeds from sale of lease fleet units	14,328	1,789	—	16,117
Additions to property, plant and equipment	(5,644)	(2,911)	—	(8,555)
Proceeds from sale of property, plant and equipment	90	225	—	315

Net cash provided by (used in) investing activities	371	(15,383)	—	(15,012)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(20,826)	9,212	—	(11,614)
Deferred financing costs	(7,507)	—	—	(7,507)
Principal payments on notes payable	(238)	—	—	(238)
Principal payments on capital lease obligations	(547)	—	—	(547)
Issuance of common stock, net	1,846	—	—	1,846
Intercompany	—	(438)	438	—

Net cash (used in) provided by financing activities	(27,272)	8,774	438	(18,060)

Effect of exchange rate changes on cash	—	(493)	79	(414)

Net (decrease) increase in cash	(41)	128	—	87
Cash at beginning of period	1,444	1,416	—	2,860

Cash at end of period	$1,403	$1,544	$—	$2,947

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss	$(348)	$(1,738)	$(253)	$(2,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment charge	33,021	6,683	—	39,704
Provision for doubtful accounts	340	375	—	715
Amortization of deferred financing costs	1,374	31	—	1,405
Amortization of long-term liabilities	81	5	—	86
Share-based compensation expense	5,039	340	—	5,379
Depreciation and amortization	13,890	3,754	—	17,644
Gain on sale of lease fleet units	(4,228)	(1,220)	—	(5,448)
Loss on disposal of property, plant and equipment	60	2	—	62
Deferred income taxes	(888)	(76)	(16)	(980)
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities:
Receivable	(260)	(1,277)	—	(1,537)
Inventories	(793)	(809)	—	(1,602)
Deposits and prepaid expenses	(174)	(243)	—	(417)
Other assets and intangibles	(311)	304	—	(7)
Accounts payable	(945)	2,378	—	1,433
Accrued liabilities	(1,872)	(213)	—	(2,085)
Intercompany	(22,846)	22,680	166	—

Net cash provided by operating activities	21,140	30,977	(103)	52,014

Cash Flows From Investing Activities:
Additions to lease fleet	(7,225)	(7,072)	—	(14,297)
Proceeds from sale of lease fleet units	10,346	5,583	—	15,929
Additions to property, plant and equipment	(7,718)	(1,936)	—	(9,654)
Proceeds from sale of property, plant and equipment	434	24	—	458

Net cash used in investing activities	(4,163)	(3,401)	—	(7,564)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(23,660)	(29,468)	—	(53,128)
Principal payments on notes payable	(265)	—	—	(265)
Principal payments on capital lease obligations	(191)	—	—	(191)
Issuance of common stock	6,395	—	—	6,395
Intercompany	—	(279)	279	—

Net cash used in financing activities	(17,721)	(29,747)	279	(47,189)

Effect of exchange rate changes on cash	—	1,612	(176)	1,436

Net decrease in cash	(744)	(559)	—	(1,303)
Cash at beginning of period	1,009	928	—	1,937

Cash at end of period	$265	$369	$—	$634

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 215,000 units at June 30, 2013. As of June 30, 2013, we operated in 137 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 83,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 11.3% and 10.9% of total revenues for the six months ended June 30, 2012 and 2013, respectively.

At June 30, 2013, we operated 114 locations in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new locations. A new location will generally have fairly low operating margins during its early years, but as we penetrate the new market through our marketing efforts and increase the number of units on rent at the new location, we are typically able to reach company average levels of profitability after one to two years. In 2012, we combined two locations in the U.K. into one location and completed one acquisition, which became part of our Calgary, Canada location.

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

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). Our local sales staff builds and strengthens relationships with customers in each market with particular emphasis on contractors and construction-related customers, who prefer a local salesperson presence. The NSC handles inbound calls and digital leads from new customers and leads outbound sales campaigns to new and existing customers not serviced by sales personnel at our field locations. Our sales staff at the NSC work with our local field managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our field location sales staff, NSC and sales management team at our headquarters conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 38.9% of our leased units at June 30, 2013.

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

We present EBITDA and EBITDA margin because we believe these financial measures provide useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and because EBITDA provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is also a component of certain financial covenants under our Credit Agreement (as defined herein). EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined, does not include:

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

•

Debt restructuring or extinguishment expense — debt restructuring and debt extinguishment expenses, including any write-off of deferred financing costs, are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands)		(In thousands)
EBITDA	$30,995	$(6,243)	$59,763	$29,505
Interest paid	(15,581)	(10,829)	(18,628)	(13,221)
Income and franchise taxes paid	(548)	(698)	(589)	(785)
Share-based compensation expense	1,730	3,743	3,586	5,379
Asset impairment charge	—	39,704	—	39,704
Gain on sale of lease fleet units	(3,442)	(2,381)	(6,556)	(5,448)
(Gain) loss on disposal of property, plant and equipment	(31)	90	(44)	62
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(2,568)	(1,712)	395	(822)
Inventories	365	(848)	(937)	(1,602)
Deposits and prepaid expenses	(303)	254	(109)	(417)
Other assets and intangibles	132	(103)	(105)	(7)
Accounts payable and accrued liabilities	3,977	4,440	(3,203)	(334)

Net cash provided by operating activities	$14,726	$25,417	$33,573	$52,014

The table below is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands except percentages)		(In thousands except percentages
Net income (loss)	$7,312	$(14,381)	$12,522	$(2,339)
Interest expense	10,182	7,455	20,799	15,006
Income taxes	4,370	(8,150)	7,605	(806)
Depreciation and amortization	9,131	8,833	18,145	17,644
Deferred financing costs write-off	—	—	692	—

EBITDA	30,995	(6,243)	59,763	29,505
Share-based compensation (1)	1,730	3,743	3,399	5,379
Merger and restructuring expenses (2)	267	343	763	718
Acquisition expenses (3)	45	—	139	—
Asset impairment charge (4)	—	40,277	—	40,277

Adjusted EBITDA	$33,037	$38,120	$64,064	$75,879

EBITDA margin (5)	33.2%	(6.4)%	32.8%	15.1%

Adjusted EBITDA margin (5)	35.4%	39.1%	35.2%	38.8%

(1)	Represents non-cash share-based compensation expense associated with the granting of equity instruments.
(2)	Merger and restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations and continuing costs incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition.
(3)	Acquisition expenses represent acquisition activity costs.
(4)	Primarily represents the non-cash impairment charges for the write down on certain assets classified as held for sale. See Note O to the accompanying condensed consolidated financial statements.
(5)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

In managing our business, we measure our adjusted EBITDA margins from year to year based on the size of the location. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new location, because our fixed costs are already in place in connection with the established locations. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses.

With a new location, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales teams and developing our marketing and advertising programs. A new location will have lower adjusted EBITDA margins in its early years until the location increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a location-by-location basis when the location achieves leasing revenues sufficient to cover the location’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a location will be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

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

The table below summarizes those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2012 and June 30, 2013:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2012, net	$1,031,589	234,728
Purchases, including freight:
Containers	810	373
Steel offices	3,351	240
Manufactured units:
Steel security offices	146	10
Remanufacturing and customization of units purchased or obtained in prior years	9,402 (1)	351 (2)
Other (3)	445	(22)
Cost of sales from lease fleet	(10,509)	(5,888)
Held for sale (4)	(40,768)	(14,765)
Effect of exchange rate changes	(9,429)
Change in accumulated depreciation, excluding sales	(10,551)

Lease fleet at June 30, 2013, net	$974,486	215,027

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.
(4)	See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2013:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$593,632	174,637	81%
Offices	531,332	37,669	18%
Van trailers	2,245	2,721	1%
Other	3,307

	1,130,516
Accumulated depreciation	(156,030)

Lease fleet, net (1)	$974,486	215,027	100%

(1)	Includes an impairment charge of $33.7 million at June 30, 2013 (See Note O to the accompanying condensed consolidated financial statements).

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2012 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of June 30, 2013 was approximately $1.0 billion.

Our average utilization rate for the second quarter of 2013 was 61.7%, compared to 57.7% in the second quarter of 2012. At June 30, 2013, our utilization rate increased to 63.1%, prior to classifying units to held for sale status, and to 67.4% afterwards. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013, Compared to

Three Months Ended June 30, 2012

Total revenues for the quarter ended June 30, 2013 increased $4.3 million, or 4.6%, to $97.5 million, compared to $93.2 million for the same period in 2012. Leasing revenues for the quarter ended June 30, 2013 increased $6.3 million, or 7.7%, to $88.2 million, compared to $81.9 million for the same period in 2012. This increase in leasing revenues was driven by an increase in the number of units on rent and higher trucking and ancillary revenues, which resulted in a 3.2% increase in our yield and includes a rental rate increase of 2.1% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended June 30, 2013 decreased $1.9 million, or 17.7%, to $8.8 million due to a lower volume of units sold, driven by lower market demand, compared to the same period in 2012. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2013 and 2012 were 90.5% and 87.9%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 64.0% and 61.2% of sales revenue for the quarters ended June 30, 2013 and 2012, respectively. We sold fewer units and these sales, compared to the same period in 2012, were at slightly lower average selling margins.

Leasing, selling and general expenses for the quarter ended June 30, 2013 increased by $2.1 million, or 3.8%, to $57.5 million, compared to $55.4 million for the same period in 2012. The increase in leasing, selling and general expenses was primarily related to payroll related costs, including stock compensation expense, and was partially offset by a reduction in advertising expense primarily related to our 2012 consumer initiative.

Merger and restructuring expenses for the quarters ended June 30 were $0.3 million in both 2013 and 2012.

Asset impairment charge for the quarter ended June 30, 2013 was $40.3 million and primarily relates to the write-down of certain assets we identified to be sold. See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

Net income for the quarter ended June 30, 2013 decreased $21.7 million to a loss of $14.4 million, compared to net income of $7.3 million for the same period in 2012. Net income in the second quarter of 2013 was negatively impacted by $40.3 million (approximately $25.8 million after tax, or approximately $0.56 per diluted share) related to the asset impairment charge discussed above.

Adjusted EBITDA for the quarter ended June 30, 2013 increased $5.1 million, or 15.4%, to $38.1million, compared to $33.0 million for the same period in 2012. Adjusted EBITDA margins were 39.1% and 35.4% of total revenues for the three months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $2.8 million of costs associated with our consumer initiative. Excluding this charge, adjusted EBITDA and adjusted EBITDA margins for 2012 would be approximately $35.8 million and 38.5%, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2013 was $8.8 million, compared to $9.1 million for the same period in 2012.

Interest expense for the quarter ended June 30, 2013 decreased $2.7 million, or 26.8%, to $7.5 million, compared to $10.2 million for the same period in 2012. This decrease is primarily attributable to the August 2012 redemption of $150.0 million aggregate principal amount outstanding of our 6.875% senior notes due 2015 by drawing down funds under our lower variable interest rate Credit Agreement. In addition, we had a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the three months ended June 30, 2013 was 4.5%, compared to 5.4% for the same period in 2012, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended June 30, 2013 was 5.0%, compared to 5.9% in the same period in 2012.

Provision (benefit) for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended June 30, 2013 and 2012 was (36.2%) and 37.4%, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Six Months Ended June 30, 2013, Compared to

Six Months Ended June 30, 2012

Total revenues for the six months ended June 30, 2013 increased $13.5million, or 7.4%, to $195.5 million, compared to $182.0 million for the same period in 2012. Leasing revenues for the six months ended June 30, 2013 increased $12.9 million, or 8.1%, to $173.3 million, compared to $160.4 million for the same period in 2012. This increase in leasing revenues was driven by higher trucking revenues, increasing rental rates and an increase in the number of units on rent, which resulted in a 3.7% increase in our yield. Our sales of portable storage and office units for the six months ended June 30, 2013 increased 3.7% to $21.3 million. The increase in sales revenues is primarily due to a sale to the U.K. military, partially offset by a lower volume of other units sold, driven by lower market demand, compared to the same period in 2012. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2013 and 2012 were 88.7% and 88.1%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.3% and 60.7% of sales revenue for the six months ended June 30, 2013 and 2012, respectively. The increase in cost of sales was primarily related to the U.K military sale in the first quarter of 2013, which was at a lower than average selling margin.

Leasing, selling and general expenses for the six months ended June 30, 2013 increased by $1.6 million, or 1.5%, to $110.6 million, compared to $109.0 million for the same period in 2012. The increase in leasing, selling and general expenses was primarily related to payroll related costs, including stock compensation expense, and was partially offset by a reduction in advertising expense primarily related to our 2012 consumer initiative.

Merger and restructuring expenses for the six months ended June 30 were approximately $0.7 million in both 2013 and 2012.

Asset impairment charge for the six months ended June 30, 2013 was $ 40.3 million and primarily relates to the write-down of certain assets we identified to be sold. See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

Net income for the six months ended June 30, 2013 decreased $14.9 million to a loss of $2.3 million, compared to net income of $12.5 million for the same period in 2012. Net income for the six months ended June 30, 2013 was negatively impacted by $40.3 million (approximately $25.8 million after tax, or approximately $0.56 per diluted share) related to the asset impairment charge discussed above. Net income in 2012 for the same period was also negatively impacted by $0.7 million in 2012 (approximately $0.5 million after tax) related to deferred financing costs write-off discussed below.

Adjusted EBITDA for the six months ended June 30, 2013 increased $11.8 million, or 18.4%, to $75.9 million, compared to $64.1 million for the same period in 2012. Adjusted EBITDA margins were 38.8% and 35.2% of total revenues for the six months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $3.5 million of costs associated with our consumer initiative. Excluding this charge, adjusted EBITDA and adjusted EBITDA margins in 2012 would be approximately $67.5 million and 37.1%, respectively.

Depreciation and amortization expense for the six months ended June 30, 2013 was $17.6 million, compared to $18.1 million for the same period in 2012.

Interest expense for the six months ended June 30, 2013 decreased $5.8 million, or 27.9%, to $150.0 million, compared to $20.8 million for the same period in 2012. This decrease is primarily attributable to the August 2012 redemption of $150.0 million aggregate principal amount outstanding of our 6.875% senior notes due 2015 by drawing down funds under our lower variable rate Credit Agreement. In addition, we had a lower average amount of debt outstanding during the period, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the six months ended June 30, 2013 was 4.4%, compared to 5.5% for the same period in 2012, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the six months ended June 30, 2013 was 4.9%, compared 6.0% in the same period in 2012.

Deferred financing costs write-off for the six months ended June 30, 2012 was $0.7 million and represents a portion of the deferred financing costs associated with our prior $850.0 million credit facility, which was replaced in February 2012 with our $900.0 million Credit Agreement.

Provision (benefit) for income taxes was based on our annual estimated effective tax rate. The tax rate for the six months ended June 30, 2013 was (25.6%), compared to 37.8% during the same period in 2012. The decrease in absolute rates is primarily due to our European operations contributing a higher ratio of the pretax loss at lower effective tax rates. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive, even after net capital expenditures for the past five years. This positive cash flow trend has continued for the six-month period ended June 30, 2013.

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

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2013, we had $389.3 million of borrowings outstanding and $503.1 million of additional borrowing availability under the Credit Agreement after the write down for the asset impairment charge, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of June 30, 2013 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of June 30, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

Senior Notes. At June 30, 2013, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Operating Activities. Our operations provided net cash flow of $52.0 million for the six months ended June 30, 2013, compared to $33.6 million during the same period in 2012. The $18.4 million increase in cash provided by operations is primarily attributable to an increase in net income after giving effect to non-cash items and the change in working capital. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $7.6 million for the six months ended June 30, 2013, compared to $15.0 million for the same period in 2012. Capital expenditures for our lease fleet were $14.3 million and proceeds from sale of lease fleet units were $15.9 million for the six months ended June 30, 2013, compared to capital expenditures of $19.3 million and proceeds of $16.1 million for the same period in 2012. We anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease as well as adding lease fleet in higher utilization markets, including the U.K. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the six months ended June 30, 2013 were $9.2 million, compared to $8.2 million for the same period in 2012. The expenditures for property, plant and equipment in 2013 were primarily for replacement of our transportation equipment and upgrades to technology equipment. In 2012, cash used in investing activities also includes $3.6 million for an acquisition in Canada. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2013 was $47.2 million, compared to $18.1 million for the same period in 2012, which included $7.5 million in financing costs related to our Credit Agreement in February 2012. In 2013, reductions to our net borrowings under our Credit Agreement were $53.1 million, compared to $19.1 million for the same period in 2012, before giving effect to $7.5 million in financing costs. Additionally, we received $6.4 million and $1.8 million from the sale of employee stock options in 2013 and 2012, respectively.

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

At June 30, 2013, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $7.6 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. Historically, we have entered into capital lease obligations from time to time. At June 30, 2013, we had $0.5 million in outstanding capital lease obligations.

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

The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Such revenues from leases are billed in advance and recognized as earned, on a straight line basis over the lease period specified in the associated lease agreement. Lease agreement terms typically span several months or longer. Because the term of the agreements can extend across financial reporting periods, when leases are billed in advance, we defer recognition of revenue and record unearned leasing revenue at the end of reporting periods so that rental revenue is included in the appropriate period. Transportation revenue from container and mobile office delivery service is recognized on the delivery date and is recognized for pick-up service when the container or office unit is picked-up.

We recognize revenues from sales of containers and office units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our products pursuant to sales contracts stating the fixed sales price with our customers.

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $21.4 million of total unrecognized compensation costs related to stock options at June 30, 2013 that are expected to be recognized over a weighted average period of 2.2 years and $12.6 million of total unrecognized compensation costs related to nonvested share-awards at June 30, 2013 that are expected to be recognized over a weighted average period 2.9 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain reserves against estimated losses based upon historical loss experience and evaluation of past due accounts receivable. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. If we were to increase our reserve estimates by 25%, it would have the following approximate effect on our net income (loss) and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income (loss)	$7,312	$(14,381)	$12,522	$(2,339)
Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$(0.05)
As adjusted for change in estimates:
Net income (loss)	$7,257	$(14,475)	$12,436	$(2,518)
Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$(0.06)

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

At June 30, 2013, there were no significant negative changes to our future projected cash flows or to the general or specific economic trends since the last annual test that might indicate the need for testing goodwill recoverability.

Impairment of Long-Lived Assets. Our lease fleet, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) are reviewed for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. Management evaluated its long-lived assets for impairment during the second quarter of 2013, and determined there was no impairment on a held-for-use basis. However, in the second quarter of 2013, with a strategic focus on increasing return on capital and a move toward a rent-ready business model, we conducted as assessment of our lease fleet and rolling stock equipment. Management determined that certain of these units were either non-core to our leasing strategy or were uneconomic to repair. In connection with this evaluation, management determined to place the assets for sale, resulting in a non-cash asset impairment charge on long-lived assets of $37.6 million in the second quarter of 2013. See Note O to the accompanying condensed consolidated financial statements for a further discussion on the asset impairment.

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

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we achieve on sales of depreciated units and lease rates we obtain on older units. At the end of the second quarter of 2013, in conjunction with our analysis of certain assets, we re-evaluated our depreciation policies and modified the useful life and residual values on our forklifts and non-core aluminum containers, which became effective on July 1, 2013. It is anticipated this change will result in additional depreciation expense through the end of 2013 of approximately $0.9 million, which will be partially offset by a decrease in depreciation expense of approximately $0.5 million as a result of the asset impairment write down.

If we were to change our depreciation policy on our steel units from a 55% residual value and a 30-year life to a lower or higher residual value and a shorter or longer useful life, such change could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the extent of the change. For example, a change in our estimates used in our residual values and useful life would have the following approximate effect on our net income (loss) and diluted EPS as reflected in the table below.

	Salvage	Useful Life in	Three Months Ended June 30		Six Months Ended June 30,
	Value	Years	2012	2013	2012	2013
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income (loss)			$5,211	$(14,381)	$7,312	$(2,339)
Diluted earnings (loss) per share			$0.12	$(0.31)	$0.16	$(0.05)
As adjusted for change in estimates:	70%	20
Net income (loss)			$5,211	$(14,381)	$7,312	$(2,339)
Diluted earnings (loss) per share			$0.12	$(0.31)	$0.16	$(0.05)
As adjusted for change in estimates:	62.5%	25
Net income (loss)			$5,211	$(14,381)	$7,312	$(2,339)
Diluted earnings (loss) per share			$0.12	$(0.31)	$0.16	$(0.05)
As adjusted for change in estimates	50%	20
Net income (loss)			$3,757	$(15,872)	$4,381	$(5,813)
Diluted earnings (loss) per share			$0.08	$(0.34)	$0.10	$(0.13)
As adjusted for change in estimates:	47.5%	35
Net income (loss)			$5,211	$(14,381)	$7,312	$(2,339)
Diluted earnings (loss) per share			$0.12	$(0.31)	$0.16	$(0.05)
As adjusted for change in estimates:	40%	40
Net income (loss)			$5,211	$(14,381)	$7,312	$(2,339)
Diluted earnings (loss) per share			$0.12	$(0.31)	$0.16	$(0.05)
As adjusted for change in estimates:	30%	25
Net income (loss)			$3,321	$(16,319)	$3,502	$(6,855)
Diluted earnings (loss) per share			$0.07	$(0.35)	$0.08	$(0.15)
As adjusted for change in estimates:	25%	25
Net income (loss)			$3,030	$(16,617)	$2,916	$(7,550)
Diluted earnings (loss) per share			$0.07	$(0.36)	$0.06	$(0.16)

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

Earnings Per Share. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the treasury stock method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards.

There have been no changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

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

Interest Rate Swap Agreements. At June 30, 2013, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S. and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the U.K. are billed in Pound Sterling and operations in The Netherlands are billed in the Euro. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our European operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

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

ITEM	6. EXHIBITS

Number	Description

10.1	Employment Agreement, dated April 5, 2013, by and between Mobile Mini, Inc. and Phillip Hobson. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 9, 2013).

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: August 9, 2013	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer