Form 10-Q
period 2013-09-30
MOBILE MINI INC
filed 2013-11-08
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At October 25, 2013, there were outstanding 46,288,665 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2012	September 30, 2013
	(See Note A)	(Unaudited)
ASSETS
Cash	$1,937	$2,068
Receivables, net of allowance for doubtful accounts of $2,675 and $2,021 at December 31, 2012 and September 30, 2013, respectively	50,644	54,594
Inventories	19,534	20,711
Lease fleet, net	1,031,589	982,668
Property, plant and equipment, net	80,822	77,542
Assets held for sale	—	5,889
Deposits and prepaid expenses	6,858	6,842
Other assets and intangibles, net	17,868	14,548
Goodwill	518,308	517,999

Total assets	$1,727,560	$1,682,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,287	$21,376
Accrued liabilities	58,485	60,615
Lines of credit	442,391	358,658
Notes payable	310	—
Obligations under capital leases	642	1,845
Senior Notes	200,000	200,000
Deferred income taxes	197,926	201,998

Total liabilities	918,041	844,492

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,211 issued and 46,036 outstanding at December 31, 2012 and 48,461 issued and 46,286 outstanding at September 30, 2013	482	485
Additional paid-in capital	522,372	539,848
Retained earnings	343,782	355,746
Accumulated other comprehensive loss	(17,817)	(18,410)
Treasury stock, at cost, 2,175 shares	(39,300)	(39,300)

Total stockholders’ equity	809,519	838,369

Total liabilities and stockholders’ equity	$1,727,560	$1,682,861

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2012	2013
Revenues:
Leasing	$88,789	$95,811
Sales	9,687	9,098
Other	526	578

Total revenues	99,002	105,487

Costs and expenses:
Cost of sales	6,026	6,091
Leasing, selling and general expenses	55,978	62,891
Merger and restructuring expenses	837	1,335
Asset impairment (recovery) charge, net	—	(751)
Depreciation and amortization	8,951	8,942

Total costs and expenses	71,792	78,508

Income from operations	27,210	26,979
Other expense:
Interest expense	(8,805)	(7,359)
Debt restructuring expense	(2,812)	—
Deferred financing costs write-off	(1,197)	—
Foreign currency exchange loss	(2)	—

Income before provision for income taxes	14,394	19,620
Provision for income taxes	3,996	5,317

Net income	$10,398	$14,303

Earnings per share:
Basic	$0.23	$0.31

Diluted	$0.23	$0.31

Weighted average number of common and common share equivalents outstanding:
Basic	44,686	45,511

Diluted	45,044	46,162

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2013
Net income	$10,398	$14,303
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,833	12,179

Other comprehensive income	6,833	12,179

Comprehensive income	$17,231	$26,482

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Revenues:
Leasing	$249,157	$269,101
Sales	30,241	30,410
Other	1,574	1,439

Total revenues	280,972	300,950

Costs and expenses:
Cost of sales	18,504	20,443
Leasing, selling and general expenses	164,942	173,501
Merger and restructuring expenses	1,600	2,053
Asset impairment charge, net	—	39,526
Depreciation and amortization	27,096	26,586

Total costs and expenses	212,142	262,109

Income from operations	68,830	38,841
Other expense:
Interest income	1	—
Interest expense	(29,604)	(22,365)
Debt restructuring expense	(2,812)	—
Deferred financing costs write-off	(1,889)	—
Foreign currency exchange loss	(5)	(1)

Income before provision for income taxes	34,521	16,475
Provision for income taxes	11,601	4,511

Net income	$22,920	$11,964

Earnings per share:
Basic	$0.51	$0.26

Diluted	$0.51	$0.26

Weighted average number of common and common share equivalents outstanding:
Basic	44,601	45,394

Diluted	45,019	45,972

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Net income	$22,920	$11,964
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,221	(593)

Other comprehensive income (loss)	8,221	(593)

Comprehensive income	$31,141	$11,371

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash Flows From Operating Activities:
Net income	$22,920	$11,964
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	2,812	—
Deferred financing costs write-off	1,889	—
Asset impairment charge, net	—	38,953
Provision for doubtful accounts	923	1,288
Amortization of deferred financing costs	2,517	2,108
Amortization of debt issuance discount	49	—
Amortization of long-term liabilities	125	128
Share-based compensation expense	5,676	10,769
Depreciation and amortization	27,096	26,586
Gain on sale of lease fleet units	(9,451)	(7,698)
Gain on disposal of property, plant and equipment	(263)	(56)
Deferred income taxes	11,601	4,249
Foreign currency transaction loss	5	1
Changes in certain assets and liabilities, net of business acquired:
Receivables	(7,649)	(5,297)
Inventories	(963)	(2,397)
Deposits and prepaid expenses	924	19
Other assets and intangibles	(264)	12
Accounts payable	692	2,768
Accrued liabilities	(275)	2,077

Net cash provided by operating activities	58,364	85,474

Cash Flows From Investing Activities:
Cash paid for business acquired	(3,563)	—
Additions to lease fleet	(32,783)	(23,611)
Proceeds from sale of lease fleet units	23,399	25,411
Additions to property, plant and equipment	(11,171)	(10,651)
Proceeds from sale of property, plant and equipment	1,428	1,013

Net cash used in investing activities	(22,690)	(7,838)

Cash Flows From Financing Activities:
Net borrowings (repayments) under lines of credit	124,056	(83,733)
Redemption of 6.875% senior notes due 2015	(150,000)	—
Redemption premiums of 6.875% senior notes due 2015	(2,579)	—
Deferred financing costs	(8,039)	—
Principal payments on notes payable	(316)	(310)
Principal payments on capital lease obligations	(762)	(289)
Issuance of common stock	1,996	6,467

Net cash used in financing activities	(35,644)	(77,865)

Effect of exchange rate changes on cash	(1,974)	360

Net (decrease) increase in cash	(1,944)	131
Cash at beginning of period	2,860	1,937

Cash at end of period	$916	$2,068

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease and financing obligations	$300	$1,492

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

The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2013 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet during the first quarter of each year.

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

At December 31, 2012 and September 30, 2013, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table summarizes our non-financial assets measured at fair value on a non-recurring basis:

Assets Held for Sale	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
(In thousands)
December 31, 2012	$—	$—	$—	$—	n/a
September 30, 2013	$5,889	$—	$—	$5,889	(1)

(1)	Assets held for sale primarily represent portable storage and office units and some transportation equipment. The carrying value of these assets was written down to fair value in the second quarter of 2013 and the resulting impairment loss was recorded in the asset impairment charge in the Condensed Consolidated Statements of Income. Our estimate of the fair value of the assets held for sale is based on our understanding of market prices to be paid by third parties (See Note O).

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility, notes payable and capital leases approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at December 31, 2012 and September 30, 2013 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $219.0 million and $218.0 million as of December 31, 2012 and September 30, 2013, respectively. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and nine-month periods ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands except per share data)		(In thousands except per share data)
Numerator:
Net income	$10,398	$14,303	$22,920	$11,964

Basic EPS Denominator:
Common shares outstanding beginning of period	44,651	45,498	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended September 30	35	13	169	200

Denominator for basic earnings per share	44,686	45,511	44,601	45,394

Diluted EPS Denominator:
Common shares outstanding beginning of period	44,651	45,498	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended September 30	35	13	169	200
Dilutive effect of stock options and nonvested share-awards during the period ended September 30	358	651	418	578

Denominator for diluted earnings per share	45,044	46,162	45,019	45,972

Basic earnings per share	$0.23	$0.31	$0.51	$0.26

Diluted earnings per share	$0.23	$0.31	$0.51	$0.26

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.0 million and 0.8 million for the three- and nine-month periods ended September 30, 2012 and 2013, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Stock option awards	917	2,200	942	1,612
Nonvested share-awards	158	1	157	—

Total anti-dilutive shares	1,075	2,201	1,099	1,612

NOTE F — Share-Based Compensation

At September 30, 2013, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

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

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of September 30, 2013:

	September 30, 2013	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$17,894	1.93
Nonvested share-awards	$10,486	2.61

The following table summarizes the share-based compensation expense and capitalized amounts for the three-month and nine-month periods ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Gross share-based compensation	$2,131	$5,484	$5,809	$11,012
Capitalized share-based compensation	(41)	(94)	(133)	(243)

Share-based compensation expense	$2,090	$5,390	$5,676	$10,769

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2012	1,099	$20.02
Granted	2,194	$31.20
Exercised	(291)	$22.17
Canceled/Expired	(147)	$15.88

Balance at September 30, 2013	2,855	$28.61

The intrinsic value of options exercised during the nine months ended September 30, 2013 was approximately $2.5 million.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2012	843	$17.27
Awarded	139	$29.37
Released	(33)	$26.44
Forfeited	(182)	$15.39

Nonvested at September 30, 2013	767	$19.50

A summary of fully vested stock options and stock options expected to vest, as of September 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	2,855	$28.61	8.32	$16,912
Vested and expected to vest	2,719	$28.52	8.27	$16,339
Exercisable	404	$20.47	2.28	$5,491

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

	December 31, 2012	September 30, 2013
	(In thousands)
Raw material and supplies	$14,654	$16,745
Work-in-process	336	224
Finished portable storage units	4,544	3,742

Inventories (1)	$19,534	$20,711

(1)	Includes an impairment charge of $1.2 million recorded in the second quarter of 2013. (See Note O).

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2012	September 30, 2013
	(In thousands)
Steel storage containers	$630,760	$600,086
Offices	549,730	538,179
Van trailers	3,011	2,163
Other	3,332	3,632

	1,186,833	1,144,060
Accumulated depreciation	(155,244)	(161,392)

Lease fleet, net (1)	$1,031,589	$982,668

(1)	Includes an impairment charge of $33.7 million recorded in the second quarter of 2013 (See Note O).

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

	December 31, 2012	September 30, 2013
	(In thousands)
Land	$11,153	$11,088
Vehicles and equipment (1)	90,657	79,250
Buildings and improvements (2)	18,464	18,629
Office fixtures and equipment	30,743	34,114

	151,017	143,081
Accumulated depreciation and amortization	(70,195)	(65,539)

Property, plant and equipment, net	$80,822	$77,542

(1)	Includes an impairment charge of $3.9 million recorded in the second quarter of 2013 (See Note O).
(2)	Improvements made to leased properties are amortized over the lesser of the estimated remaining life or the remaining term of the respective lease.

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of September 30, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of September 30, 2013 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants or restricted from paying dividends or making stock repurchases.

NOTE K — Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, its tax years for 2010, 2011 and 2012 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2014, 2015 and 2016, respectively. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

In July 2013, the U.K.’s government authorized another reduction in the corporate income tax rate from the statutory rate of 23%, authorized in 2012, to 20%. These rate reductions only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.2 million and $1.9 million in 2012 and 2013, respectively. The tax reductions are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The benefit of these rate changes is included in the 2012 and 2013 tax provisions.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in its Condensed Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE L — Accumulated Other Comprehensive Loss

At December 31, 2012 and September 30, 2013, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2012	September 30, 2013
	(In thousands)
Foreign currency translation adjustment	$(17,817)	$(18,410)

Total accumulated other comprehensive loss	$(17,817)	$(18,410)

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and nine-month periods ended September 30, 2012 and 2013:

	Three Months Ended September 30,
	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$72,174	$77,859
Sales	8,390	7,748
Other	445	469

Total North America (1)	81,009	86,076

Europe:
Leasing	16,615	17,952
Sales	1,297	1,350
Other	81	109

Total Europe	17,993	19,411

Total Revenues	$99,002	$105,487

Depreciation and amortization:
North America	$7,032	$7,276
Europe	1,919	1,666

Total depreciation and amortization	$8,951	$8,942

Income from operations:
North America	$23,397	$22,791
Europe	3,813	4,188

Total income from operations	$27,210	$26,979

Interest expense:
North America	$8,327	$7,067
Europe	478	292

Total interest expense	$8,805	$7,359

Income tax provision (benefit):
North America	$4,411	$6,205
Europe	(415)	(888)

Total income tax provision	$3,996	$5,317

(1)	Includes revenues in the United States of $79.2 million and $84.3 million for the three-month period ended September 30, 2012 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	Nine Months Ended September 30,
	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$203,037	$219,844
Sales	26,959	22,461
Other	1,364	1,153

Total North America (1)	231,360	243,458

Europe:
Leasing	46,120	49,257
Sales	3,282	7,949
Other	210	286

Total Europe	49,612	57,492

Total Revenues	$280,972	$300,950

Depreciation and amortization:
North America	$21,213	$21,439
Europe	5,883	5,147

Total depreciation and amortization	$27,096	$26,586

Income from operations:
North America	$60,784	$34,982
Europe	8,046	3,859

Total income from operations	$68,830	$38,841

Interest expense:
North America	$28,143	$21,457
Europe	1,461	908

Total interest expense	$29,604	$22,365

Income tax provision (benefit):
North America	$11,172	$5,449
Europe	429	(938)

Total income tax provision	$11,601	$4,511

(1)	Includes revenues in the United States of $226.3 million and $238.7 million for the nine-month period ended September 30, 2012 and 2013, respectively.

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2012	September 30, 2013
	(In thousands)
North America (1)	$947,074	$898,301
Europe	165,337	161,909

Total long-lived assets	$1,112,411	$1,060,210

(1)	Includes long-lived assets of $928.2 million and $880.0 million in the United States at December 31, 2012 and September 30, 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE N — Merger and Restructuring Expenses

In 2008, the Company completed the acquisition of Mobile Storage Group, Inc. (“MSG”), which became a wholly-owned subsidiary of Mobile Mini, Inc. In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties.

In addition, the Company has undergone other restructuring actions to align its business operations, including the termination of its consumer initiative program in August 2012 and the transition of leadership for the Company’s President and Chief Executive Officer position in 2012 and the Chief Accounting Officer position in 2013.

The majority of accrued merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2012 and the nine-month period ended September 30, 2013:

	Severance and Benefits	Lease Abandonment Costs	Merger Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2012	$—	$2,129	$—	$2,129
Merger and restructuring expenses	5,986	1,007	140	7,133
Cash paid	(3,442)	(1,566)	(140)	(5,148)

Accrued obligations as of December 31, 2012	2,544	1,570	—	4,114
Merger and restructuring expenses	1,630	318	105	2,053
Cash paid	(3,627)	(712)	(105)	(4,444)

Accrued obligations as of September 30, 2013	$547	$1,176	$—	$1,723

All accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in merger and restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)		(In thousands)
Severance and benefits	$453	$1,221	$801	$1,630
Lease abandonment costs	350	79	671	318
Merger costs	34	35	128	105

Merger and restructuring expenses	$837	$1,335	$1,600	$2,053

NOTE O — Assets Held for Sale

In the second quarter of 2013, the Company recorded an impairment charge of $40.3 million, of which $39.7 million was non-cash, primarily related to assets deemed to be either non-core to the Company’s leasing strategy or uneconomic to repair, and placed these assets for sale. The initial write-downs of assets held for sale was recorded as an impairment charge. Realized gains and losses resulting from the sale of these assets are recorded as a decrease or an increase to the original impairment charge in the statements of income and the proceeds associated with the disposal of these assets, excluding inventories, is recorded as investing activities in the statements of cash flows.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table sets forth the information on the assets held for sale and subsequent changes to the assets’ fair value for the three-month period ended September 30, 2013:

	North America	Europe	Total
Balance at June 30, 2013	$6,877	$1,435	$8,312
Sale proceeds	(2,730)	(444)	(3,174)
Recovery (impairment), net (1)	725	26	751

Balance at September 30, 2013	$4,872	$1,017	$5,889

(1)	Net gains realized from the sale of assets held for sale.

NOTE P – Subsequent Events

On November 6, 2013, the Company’s Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend to all the Company’s common stockholders. The first quarterly cash dividend will be $0.17 per share of common stock, payable on March 20, 2014 to stockholders of record as of the close of business on March 6, 2014. Each future quarterly dividend payment is subject to review and approval by the Board.

Additionally, on November 6, 2013, the Board approved a share repurchase program of up to $125.0 million of the Company’s outstanding shares of common stock. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. No time limit was set for the completion of the repurchase program and the program may be suspended or discontinued at any time.

NOTE Q— Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,342	$726	$—	$2,068
Receivables, net	36,531	18,063	—	54,594
Inventories	18,067	2,644	—	20,711
Lease fleet, net	821,616	161,052	—	982,668
Property, plant and equipment, net	58,363	19,179	—	77,542
Assets held for sale	4,672	1,217	—	5,889
Deposits and prepaid expenses	5,085	1,757	—	6,842
Other assets and intangibles, net	13,107	1,441	—	14,548
Goodwill	445,131	72,868	—	517,999
Intercompany	158,114	34,231	(192,345)	—

Total assets	$1,562,028	$313,178	$(192,345)	$1,682,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$12,048	$9,328	$—	$21,376
Accrued liabilities	54,653	5,962	—	60,615
Lines of credit	340,856	17,802	—	358,658
Obligations under capital leases	1,845	—	—	1,845
Senior Notes	200,000	—	—	200,000
Deferred income taxes	189,600	13,283	(885)	201,998
Intercompany	23	4,800	(4,823)	—

Total liabilities	799,025	51,175	(5,708)	844,492

Commitments and contingencies
Stockholders’ equity:
Common stock	485	18,434	(18,434)	485
Additional paid-in capital	539,848	169,039	(169,039)	539,848
Retained earnings	261,970	92,940	836	355,746
Accumulated other comprehensive loss	—	(18,410)	—	(18,410)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	763,003	262,003	(186,637)	838,369

Total liabilities and stockholders’ equity	$1,562,028	$313,178	$(192,345)	$1,682,861

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$71,893	$16,896	$—	$88,789
Sales	6,823	2,864	—	9,687
Other	435	91	—	526

Total revenues	79,151	19,851	—	99,002

Costs and expenses:
Cost of sales	4,993	1,033	—	6,026
Leasing, selling and general expenses	43,151	12,827	—	55,978
Merger and restructuring expenses	837	—	—	837
Depreciation and amortization	6,881	2,070	—	8,951

Total costs and expenses	55,862	15,930	—	71,792

Income from operations	23,289	3,921	—	27,210
Other income (expense):
Interest income	152	—	(152)	—
Interest expense	(8,132)	(825)	152	(8,805)
Dividend income	214	—	(214)	—
Debt restructuring expense	(2,812)	—	—	(2,812)
Deferred financing costs write-off	(1,197)	—	—	(1,197)
Foreign currency exchange	—	(2)	—	(2)

Income before provision for (benefit from) income taxes	11,514	3,094	(214)	14,394
Provision for (benefit from) income taxes	4,469	(443)	(30)	3,996

Net income	$7,045	$3,537	$(184)	$10,398

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$7,045	$3,537	$(184)	$10,398
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	6,833	—	6,833

Other comprehensive income	—	6,833	—	6,833

Comprehensive income	$7,045	$10,370	$(184)	$17,231

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$76,265	$19,546	$—	$95,811
Sales	7,593	1,505	—	9,098
Other	465	113	—	578

Total revenues	84,323	21,164	—	105,487

Costs and expenses:
Cost of sales	5,010	1,081	—	6,091
Leasing, selling and general expenses	49,550	13,341	—	62,891
Merger and restructuring expenses	1,189	146	—	1,335
Asset impairment (recovery) charge, net	(738)	(13)	—	(751)
Depreciation and amortization	7,150	1,792	—	8,942

Total costs and expenses	62,161	16,347	—	78,508

Income from operations	22,162	4,817	—	26,979
Other income (expense):
Interest income	63	—	(63)	—
Interest expense	(6,912)	(510)	63	(7,359)

Income before provision for (benefit from) income taxes	15,313	4,307	—	19,620
Provision for (benefit from) income taxes	6,215	(898)	—	5,317

Net income	$9,098	$5,205	$—	$14,303

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$9,098	$5,205	$—	$14,303
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	12,179	—	12,179

Other comprehensive income	—	12,179	—	12,179

Comprehensive income	$9,098	$17,384	$—	$26,482

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$202,278	$46,879	$—	$249,157
Sales	22,633	7,608	—	30,241
Other	1,339	235	—	1,574

Total revenues	226,250	54,722	—	280,972

Costs and expenses:
Cost of sales	15,775	2,729	—	18,504
Leasing, selling and general expenses	127,814	37,128	—	164,942
Merger and restructuring expenses	1,222	378	—	1,600
Depreciation and amortization	20,787	6,309	—	27,096

Total costs and expenses	165,598	46,544	—	212,142

Income from operations	60,652	8,178	—	68,830
Other income (expense):
Interest income	438	—	(437)	1
Interest expense	(27,510)	(2,531)	437	(29,604)
Dividend income	650	—	(650)	—
Debt restructuring expense	(2,812)	—	—	(2,812)
Deferred financing costs write-off	(1,889)	—	—	(1,889)
Foreign currency exchange	—	(5)	—	(5)

Income before provision for income taxes	29,529	5,642	(650)	34,521
Provision for income taxes	11,341	329	(69)	11,601

Net income	$18,188	$5,313	$(581)	$22,920

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$18,188	$5,313	$(581)	$22,920
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	8,221	—	8,221

Other comprehensive income	—	8,221	—	8,221

Comprehensive income	$18,188	$13,534	$(581)	$31,141

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$215,483	$53,618	$—	$269,101
Sales	22,097	8,313	—	30,410
Other	1,138	301	—	1,439

Total revenues	238,718	62,232	—	300,950

Costs and expenses:
Cost of sales	14,039	6,404	—	20,443
Leasing, selling and general expenses	134,141	39,360	—	173,501
Merger and restructuring expenses	1,907	146	—	2,053
Asset impairment charge, net	32,813	6,713	—	39,526
Depreciation and amortization	21,040	5,546	—	26,586

Total costs and expenses	203,940	58,169	—	262,109

Income from operations	34,778	4,063	—	38,841
Other income (expense):
Interest income	193	—	(193)	—
Interest expense	(20,987)	(1,571)	193	(22,365)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Income before provision for (benefit from) income taxes	14,258	2,491	(274)	16,475
Provision for (benefit from) income taxes	5,523	(976)	(36)	4,511

Net income	$8,735	$3,467	$(238)	$11,964

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$8,735	$3,467	$(238)	$11,964
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(593)	—	(593)

Other comprehensive loss	—	(593)	—	(593)

Comprehensive income	$8,735	$2,874	$(238)	$11,371

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$18,188	$5,313	$(581)	$22,920
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	2,812	—	—	2,812
Deferred financing costs write-off	1,889	—	—	1,889
Provision for doubtful accounts	504	419	—	923
Amortization of deferred financing costs	2,459	58	—	2,517
Amortization of debt issuance discount	49	—	—	49
Amortization of long-term liabilities	117	8	—	125
Share-based compensation expense	5,242	434	—	5,676
Depreciation and amortization	20,787	6,309	—	27,096
Gain on sale of lease fleet units	(8,412)	(1,039)	—	(9,451)
Gain on disposal of property, plant and equipment	(250)	(13)	—	(263)
Deferred income taxes	11,330	329	(58)	11,601
Foreign currency exchange loss	—	5	—	5
Changes in certain assets and liabilities, net of effect of business acquired:
Receivable	(4,162)	(3,487)	—	(7,649)
Inventories	10	(973)	—	(963)
Deposits and prepaid expenses	981	(57)	—	924
Other assets and intangibles	(12)	(252)	—	(264)
Accounts payable	2,728	(2,036)	—	692
Accrued liabilities	(637)	362	—	(275)
Intercompany	(4,676)	4,791	(115)	—

Net cash provided by operating activities	48,947	10,171	(754)	58,364

Cash Flows From Investing Activities:
Cash paid for business acquired	—	(3,563)	—	(3,563)
Additions to lease fleet	(16,612)	(16,171)	—	(32,783)
Proceeds from sale of lease fleet units	20,410	2,989	—	23,399
Additions to property, plant and equipment	(7,211)	(3,960)	—	(11,171)
Proceeds from sale of property, plant and equipment	927	501	—	1,428

Net cash used in investing activities	(2,486)	(20,204)	—	(22,690)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	112,582	11,474	—	124,056
Redemption of 6.876% senior notes due 2015	(150,000)	—	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	(2,579)	—	—	(2,579)
Deferred financing costs	(8,039)	—	—	(8,039)
Principal payments on notes payables	(316)	—	—	(316)
Principal payments on capital lease obligations	(762)	—	—	(762)
Issuance of common stock	1,996	—	—	1,996
Intercompany	—	(652)	652	—

Net cash (used in) provided by financing activities	(47,118)	10,822	652	(35,644)

Effect of exchange rate changes on cash	—	(2,076)	102	(1,974)

Net decrease in cash	(657)	(1,287)	—	(1,944)
Cash at beginning of period	1,444	1,416	—	2,860

Cash at end of period	$787	$129	$—	$916

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$8,735	$3,467	$(238)	$11,964
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	31,966	6,987	—	38,953
Provision for doubtful accounts	719	569	—	1,288
Amortization of deferred financing costs	2,062	46	—	2,108
Amortization of long-term liabilities	122	6	—	128
Share-based compensation expense	10,241	528	—	10,769
Depreciation and amortization	21,040	5,546	—	26,586
Gain on sale of lease fleet units	(6,244)	(1,454)	—	(7,698)
(Gain) loss on disposal of property, plant and equipment	(64)	8	—	(56)
Deferred income taxes	5,251	(974)	(28)	4,249
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities:
Receivable	(2,573)	(2,724)	—	(5,297)
Inventories	(1,739)	(658)	—	(2,397)
Deposits and prepaid expenses	205	(186)	—	19
Other assets and intangibles	(150)	162	—	12
Accounts payable	1,497	1,271	—	2,768
Accrued liabilities	1,690	387	—	2,077
Intercompany	(23,269)	23,109	160	—

Net cash provided by operating activities	49,489	36,091	(106)	85,474

Cash Flows From Investing Activities:
Additions to lease fleet	(11,311)	(12,300)	—	(23,611)
Proceeds from sale of lease fleet units	18,432	6,979	—	25,411
Additions to property, plant and equipment	(8,408)	(2,243)	—	(10,651)
Proceeds from sale of property, plant and equipment	1,021	(8)	—	1,013

Net cash used in investing activities	(266)	(7,572)	—	(7,838)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(54,758)	(28,975)	—	(83,733)
Principal payments on notes payable	(310)	—	—	(310)
Principal payments on capital lease obligations	(289)	—	—	(289)
Issuance of common stock	6,467	—	—	6,467
Intercompany	—	(279)	279	—

Net cash used in financing activities	(48,890)	(29,254)	279	(77,865)

Effect of exchange rate changes on cash	—	533	(173)	360

Net increase (decrease) in cash	333	(202)	—	131
Cash at beginning of period	1,009	928	—	1,937

Cash at end of period	$1,342	$726	$—	$2,068

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 214,000 units at September 30, 2013. As of September 30, 2013, we operated in 137 locations throughout North America and Europe, maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 83,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 10.8% and 10.1% of total revenues for the nine months ended September 30, 2012 and 2013, respectively.

At September 30, 2013, we operated 114 locations in the U.S., four in Canada, 18 in the U.K., and one in The Netherlands. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new locations.

When we enter a new market, we incur certain costs in developing new infrastructure. For example, advertising and marketing costs are incurred and certain minimum levels of staffing and delivery equipment are put in place regardless of the new market’s revenue base. Once we have achieved revenues that are sufficient to cover our fixed expenses, we are able to generate relatively high margins on incremental lease revenues. Therefore, each additional unit rented in excess of the break-even level contributes significantly to increase our profitability and operating leverage. When we refer to our operating leverage in this discussion, we are describing the impact on margins once we either cover our fixed costs or if we incur additional fixed costs in a market.

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

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 37% of our leased units at September 30, 2013, compared to 34% for the same period in 2012.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands)		(In thousands)
EBITDA	$36,159	$35,921	$95,922	$65,426
Interest paid	(5,703)	(2,552)	(24,331)	(15,773)
Income and franchise taxes paid	(133)	(177)	(722)	(962)
Share-based compensation expense	2,090	5,390	5,676	10,769
Asset impairment (recovery) charge, net	—	(751)	—	38,953
Gain on sale of lease fleet units	(2,895)	(2,250)	(9,451)	(7,698)
Gain on disposal of property, plant and equipment	(219)	(118)	(263)	(56)
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(7,121)	(3,187)	(6,726)	(4,009)
Inventories	(26)	(795)	(963)	(2,397)
Deposits and prepaid expenses	1,033	436	924	19
Other assets and intangibles	(159)	19	(264)	12
Accounts payable and accrued liabilities	1,765	1,524	(1,438)	1,190

Net cash provided by operating activities	$24,791	$33,460	$58,364	$85,474

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands except percentages)		(In thousands except percentages
Net income	$10,398	$14,303	$22,920	$11,964
Interest expense	8,805	7,359	29,604	22,365
Income taxes	3,996	5,317	11,601	4,511
Depreciation and amortization	8,951	8,942	27,096	26,586
Debt restructuring expense	2,812	—	2,812	—
Deferred financing costs write-off	1,197	—	1,889	—

EBITDA	36,159	35,921	95,922	65,426
Share-based compensation (1)	2,090	4,644	5,489	10,023
Merger and restructuring expenses (2)	837	1,335	1,600	2,053
Acquisition expenses (3)	—	—	139	—
Asset impairment (recovery) charge, net (4)	—	(751)	—	39,526

Adjusted EBITDA	$39,086	$41,149	$103,150	$117,028

EBITDA margin (5)	36.5%	34.1%	34.1%	21.7%

Adjusted EBITDA margin (5)	39.5%	39.0%	36.7%	38.9%

(1)	Represents non-cash share-based compensation expense associated with the granting of equity instruments.
(2)	Merger and restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations, the severance related to the Chief Accounting Officer in 2013, and continuing costs incurred in connection with the Mobile Storage Group, Inc. (“MSG”) acquisition.
(3)	Acquisition expenses represent acquisition activity costs.
(4)	Primarily represents the net impairment charges for the write down on certain assets classified as held for sale. See Note O to the accompanying condensed consolidated financial statements.
(5)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

The table below summarizes those transactions that effectively changed the net book value of our lease fleet from $1.0 billion at December 31, 2012 to $982.7 million at September 30, 2013:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2012, net	$1,031,589	234,728
Purchases, including freight:
Containers	3,089	1,379
Steel offices	5,122	365
Manufactured units:
Steel security offices	144	10
Remanufacturing and customization of units purchased or obtained in prior years	15,837 (1)	786 (2)
Other (3)	(112)	(211)
Cost of sales from lease fleet	(14,793)	(7,673)
Held for sale (4)	(40,768)	(14,765)
Effect of exchange rate changes	(1,456)
Change in accumulated depreciation, excluding sales	(15,984)

Lease fleet at September 30, 2013, net	$982,668	214,619

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.
(4)	See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2013:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$600,086	174,408	81%
Offices	538,179	37,743	18%
Van trailers	2,163	2,468	1%
Other	3,632

	1,144,060
Accumulated depreciation	(161,392)

Lease fleet, net (1)	$982,668	214,619	100%

(1)	Includes an impairment charge of $33.7 million recorded in the second quarter of 2013 (See Note O to the accompanying condensed consolidated financial statements).

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2012 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of September 30, 2013 was approximately $1.0 billion.

Our average utilization rate for the third quarter of 2013 was 68.8%, compared to 60.6% in the third quarter of 2012. At September 30, 2013, our utilization rate increased to 71.7%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013, Compared to

Three Months Ended September 30, 2012

Total revenues for the quarter ended September 30, 2013 increased $6.5 million, or 6.6%, to $105.5 million, compared to $99.0 million for the same period in 2012. Leasing revenues for the quarter ended September 30, 2013 increased $7.0 million, or 7.9%, to $95.8 million, compared to $88.8 million for the same period in 2012. This increase in leasing revenues was driven by an increase in the number of units on rent, increased rates and higher trucking and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 3.8% and includes a rental rate increase of 2.9% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended September 30, 2013 decreased $0.6 million, or 6.1%, to $9.1 million due to a lower volume of units sold at slightly lower average sale prices, driven by lower market demand, compared to the same period in 2012. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2013 and 2012 were 90.8% and 89.7%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 66.9% and 62.2% of sales revenue for the quarters ended September 30, 2013 and 2012, respectively. We sold fewer units and these sales, compared to the same period in 2012, were at lower average selling margins.

Leasing, selling and general expenses for the quarter ended September 30, 2013 increased by $6.9 million, or 12.3%, to $62.9 million, compared to $56.0 million for the same period in 2012. The increase in leasing, selling and general expenses was primarily related to: (i) payroll related costs, including stock compensation expense (ii) repair and maintenance expense of our lease fleet and delivery equipment due to increased leasing activity, (iii) fleet repositioning to high utilization markets and (iv) transportation costs as a result of our increased delivery activity.

Merger and restructuring expenses for the quarter ended September 30, 2013 was $1.3 million, compared to $0.8 million for the same period in 2012.

Asset impairment recovery for the quarter ended September 30, 2013 was $0.8 million and primarily relates to the sale in excess of fair value of certain assets that were written down in the second quarter of 2013. See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

Net income for the quarter ended September 30, 2013 increased $3.9 million, or 37.6%, to $14.3 million, compared to net income of $10.4 million for the same period in 2012. Net income for the third quarter of 2013 and 2012 includes $1.9 million and $1.2 million, respectively, attributable to the U.K.’s reduction in the corporate income tax rate discussed below. Net income in the third quarter of 2012 was negatively impacted by $4.0 million (approximately $2.5 million after tax) related to debt restructuring expense and deferred financing costs write-off also discussed below.

Adjusted EBITDA for the quarter ended September 30, 2013 increased $2.0 million, or 5.3%, to $41.1 million, compared to $39.1 million for the same period in 2012. Adjusted EBITDA margins were 39.0% and 39.5% of total revenues for the three months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $0.8 million of costs associated with our consumer initiative. Excluding this charge, adjusted EBITDA and adjusted EBITDA margins for 2012 would be approximately $39.9 million and 40.4%, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2013 was $8.9 million, compared to $9.0 million for the same period in 2012.

Interest expense for the quarter ended September 30, 2013 decreased $1.4 million, or 16.4%, to $7.4 million, compared to $8.8 million for the same period in 2012. This decrease is primarily attributable to a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. In August 2012, we redeemed $150.0 million aggregate principal amount outstanding of our 6.875% senior notes due 2015 by drawing down funds under our lower variable interest rate Credit Agreement. The weighted average interest rate on our debt for the three months ended September 30, 2013 was 4.6%, compared to 4.7% for the same period in 2012, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended September 30, 2013 was 5.1%, compared to 5.2% for the same period in 2012.

Debt restructuring expense for the quarter ended September 30, 2012 was $2.8 million, which related to the redemption of $150.0 million 6.875% senior notes due 2015 (discussed above), and represents the redemption premiums and write-off of the unamortized original issuance discount related to such redeemed notes.

Deferred financing costs write-off for the quarter ended September 30, 2012 was $1.2 million and represents the unamortized deferred financing costs associated with the redemption of the 6.875% senior notes due 2015.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the quarters ended September 30, 2013 and 2012 was 27.1% and 27.8%, respectively. In July 2013 and 2012, the U.K.’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.9 million and $1.2 million for the third quarter of 2013 and 2012, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Nine Months Ended September 30, 2013, Compared to

Nine Months Ended September 30, 2012

Total revenues for the nine months ended September 30, 2013 increased $20.0 million, or 7.1%, to $301.0 million, compared to $281.0 million for the same period in 2012. Leasing revenues for the nine months ended September 30, 2013 increased $19.9 million, or 8.0%, to $269.1 million, compared to $249.2 million for the same period in 2012. This increase in leasing revenues was driven by higher trucking revenues, increasing rental rates and an increase in the number of units on rent, which resulted in a 3.8% increase in our yield. Our sales of portable storage and office units for the nine months ended September 30, 2013 increased 0.6% to $30.4 million. The increase in sales revenues includes a sale to the U.K. military, partially offset by a lower volume of other units sold at slightly lower average sale prices, driven by lower market demand, compared to the same period in 2012. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2013 and 2012 were 89.4% and 88.7%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 32.8% and 38.8% of sales revenue for the nine months ended September 30, 2013 and 2012, respectively. The increase in cost of sales was primarily related to the U.K military sale in the first quarter of 2013, which was at a lower than average selling margin.

Leasing, selling and general expenses for the nine months ended September 30, 2013 increased by $8.6 million, or 5.2%, to $173.5 million, compared to $164.9 million for the same period in 2012. The increase in leasing, selling and general expenses was primarily related to: (i) payroll related costs, including stock compensation expense, (ii) repair and maintenance expense of our delivery equipment due to increased leasing activity, (iii) fleet repositioning to high utilization markets and (iv) transportation costs as a result of our increased delivery activity.

Merger and restructuring expenses for the nine months ended September 30, 2013 was $2.1 million, compared to $1.6 million for the same period in 2012.

Asset impairment charge for the nine months ended September 30, 2013 was $39.5 million and primarily relates to the write-down of certain assets to fair value we identified to be sold in the second quarter of 2013, less subsequent recovery of assets sold in excess of the fair value. See Note O to the accompanying condensed consolidated financial statements for a further discussion on assets held for sale.

Net income for the nine months ended September 30, 2013 decreased $10.9 million to $12.0 million, compared to $22.9 million for the same period in 2012. Net income for the nine months ended September 30, 2013 and 2012 includes $1.9 million and $1.2 million, respectively, attributable to the U.K.’s reduction in the corporate income tax rate discussed below. Net income for the nine months ended September 30, 2013 was negatively impacted by $39.5 million (approximately $25.5 million after tax, or approximately $0.55 per diluted share) related to the asset impairment charge discussed above. Net income in 2012 for the same period was also negatively impacted by $4.7 million (approximately $2.9 million after tax) related to debt restructuring expense and deferred financing costs write-off also discussed below.

Adjusted EBITDA for the nine months ended September 30, 2013 increased $13.9 million, or 13.5%, to $117.0 million, compared to $103.1 million for the same period in 2012. Adjusted EBITDA margins were 38.9% and 36.7% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA in 2012 was adversely impacted by approximately $4.2 million of costs associated with our consumer initiative. Excluding this charge, adjusted EBITDA and adjusted EBITDA margins in 2012 would be approximately $107.3 million and 38.2%, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2013 was $26.6 million, compared to $27.1 million for the same period in 2012.

Interest expense for the nine months ended September 30, 2013 decreased $7.2 million, or 24.5%, to $22.4 million, compared to $29.6 million for the same period in 2012. This decrease is primarily attributable to the August 2012 redemption of $150.0 million aggregate principal amount outstanding of our 6.875% senior notes due 2015 by drawing down funds under our lower variable rate Credit Agreement. In addition, we had a lower average amount of debt outstanding during the period, principally due to the use of operating cash flow to reduce our debt over the last year, as well as a lower weighted average interest rate. The weighted average interest rate on our debt for the nine months ended September 30, 2013 was 4.5%, compared to 5.2% for the same period in 2012, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the nine months ended September 30, 2013 was 4.9%, compared to 5.7% for the same period in 2012.

Debt restructuring expense for the nine months ended September 30, 2012 was $2.8 million, which related to the redemption of $150.0 million 6.875% senior notes due 2015 (discussed above), and represents the redemption premiums and write-off of the unamortized original issuance discount related to such redeemed notes.

Deferred financing costs write-off for the nine months ended September 30, 2012 were $1.9 million and represents the unamortized deferred financing costs associated with the redemption of the 6.875% senior notes due 2015 and a portion of the deferred financing costs associated with our former $850.0 million credit agreement, which was replaced in February 2012 with our $900.0 million Credit Agreement.

Provision for income taxes was based on our annual estimated effective tax rate. The tax rate for the nine months ended September 30, 2013 was 27.4%, compared to 33.6% during the same period in 2012. In July 2013 and 2012, the U.K.’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.9 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada, U.K. and The Netherlands. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive, even after capital net expenditures for the past five years. This positive cash flow trend has continued for the nine-month period ended September 30, 2013.

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

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2013, we had $358.7 million of borrowings outstanding and $533.7 million of additional borrowing availability under the Credit Agreement after the write down for the asset impairment charge, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of September 30, 2013 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants or restricted from paying dividends or making stock repurchases.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of September 30, 2013, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

Senior Notes. At September 30, 2013, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). The Senior Notes are more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Operating Activities. Our operations provided net cash flow of $85.5 million for the nine months ended September 30, 2013, compared to $58.4 million during the same period in 2012. The $27.1 million increase in cash provided by operations is primarily attributable to an increase in net income after giving effect to non-cash items and the change in working capital. We used this net cash flow to fund operations and repay debt.

Investing Activities. Net cash used in investing activities was $7.8 million for the nine months ended September 30, 2013, compared to $22.7 million for the same period in 2012. Capital expenditures for our lease fleet were $23.6 million and proceeds from sale of lease fleet units were $25.4 million for the nine months ended September 30, 2013, compared to capital expenditures of $32.8 million and proceeds of $23.4 million for the same period in 2012. We anticipate our near-term investing activities will be primarily focused on remanufacturing units acquired in acquisitions to meet our lease fleet standards as these units are placed on lease as well as adding lease fleet in higher utilization markets, including the U.K. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the nine months ended September 30, 2013 were $9.6 million, compared to $9.7 million for the same period in 2012. The expenditures for property, plant and equipment in 2013 were primarily for replacement of our transportation equipment and upgrades to technology equipment. In 2012, cash used in investing activities also includes $3.6 million for an acquisition in Canada. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2013 was $77.9 million, compared to $35.6 million for the same period in 2012, which included $8.0 million in financing costs related to our Credit Agreement in February 2012, $150.0 million redemption of our 6.875% senior notes due 2015 and $2.6 million for the redemption premium on such redeemed notes in August 2012. In 2013, reductions to our net borrowings under our Credit Agreement were $83.7 million, compared to $36.6 million for the same period in 2012, before giving effect to $160.6 million in financing costs and the senior note redemption. Additionally, we received $6.5 million and $2.0 million from the sale of employee stock options in 2013 and 2012, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $200.0 million aggregate principal amount of the Senior Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At September 30, 2013, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $7.6 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into capital lease obligations from time to time, and, at September 30, 2013, we had $1.8 million in outstanding capital lease obligations.

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

SEASONALITY

Demand from certain of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventory for the holiday season. These retailers usually return these leased units to us in December or early in the following year. This seasonality historically has caused lower utilization rates for our lease fleet during the first quarter of each year.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically have not paid cash dividends and therefore have assumed a 0% dividend rate. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $17.9 million of total unrecognized compensation costs related to stock options at September 30, 2013 that are expected to be recognized over a weighted average period of 1.9 years and $10.5 million of total unrecognized compensation costs related to nonvested share-awards at September 30, 2013 that are expected to be recognized over a weighted average period 2.6 years. See Note F to the accompanying condensed consolidated financial statements for a further discussion of share-based compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(In thousands except per share data)		(In thousands except per share data)
As Reported:
Net income	$10,398	$14,303	$22,920	$11,964
Diluted earnings per share	$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates:
Net income	$10,332	$14,201	$22,767	$11,776
Diluted earnings per share	$0.23	$0.31	$0.51	$0.26

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

At September 30, 2013, there were no significant negative changes to our future projected cash flows or to the general or specific economic trends since the last annual test that might indicate the need for testing goodwill recoverability.

Impairment of Long-Lived Assets. Our lease fleet, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) are reviewed for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. Management evaluated its long-lived assets for impairment during the third quarter of 2013, and determined there is no impairment on a held-for-use basis. However, in the second quarter of 2013, with a strategic focus on increasing return on capital and a move toward a rent-ready business model, we conducted an assessment of our lease fleet and rolling stock equipment. Management determined that certain of these units were either non-core to our leasing strategy or were uneconomic to repair. In connection with this evaluation, management determined to place the assets for sale, resulting in a non-cash asset impairment charge on long-lived assets of $37.6 million in the second quarter of 2013. See Note O to the accompanying condensed consolidated financial statements for a further discussion on the asset impairment.

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

We periodically review our depreciation policy against various factors, including the results of our lenders’ independent appraisal of our lease fleet, practices of other competitors in our industry, profit margins we achieve on sales of depreciated units and lease rates we obtain on older units. At the end of the second quarter of 2013, in conjunction with our analysis of certain assets, we re-evaluated our depreciation policies and modified the useful life and residual values on our forklifts and non-core aluminum containers, which became effective on July 1, 2013. It is anticipated this change will result in additional depreciation expense through the end of 2013 of approximately $0.4 million, which will be partially offset by a decrease in depreciation expense of approximately $0.2 million as a result of the asset impairment write down.

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

	Salvage	Useful Life in	Three Months Ended September 30,		Nine Months Ended September 30,
	Value	Years	2012	2013	2012	2013
			(In thousands except per share data)		(In thousands except per share data)
As Reported:	55%	30
Net income			$10,398	$14,303	$22,920	$11,964
Diluted earnings per share			$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates:	70%	20
Net income			$10,398	$14,303	$22,920	$11,964
Diluted earnings per share			$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates:	62.5%	25
Net income			$10,398	$14,303	$22,920	$11,964
Diluted earnings per share			$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates	50%	20
Net income			$8,684	$12,633	$18,225	$6,830
Diluted earnings per share			$0.19	$0.27	$0.40	$0.15
As adjusted for change in estimates:	47.5%	35
Net income			$10,398	$14,303	$22,920	$11,964
Diluted earnings per share			$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates:	40%	40
Net income			$10,398	$14,303	$22,920	$11,964
Diluted earnings per share			$0.23	$0.31	$0.51	$0.26
As adjusted for change in estimates:	30%	25
Net income			$8,170	$12,132	$16,816	$5,289
Diluted earnings per share			$0.18	$0.26	$0.37	$0.12
As adjusted for change in estimates:	25%	25
Net income			$7,827	$11,798	$15,877	$4,263
Diluted earnings per share			$0.17	$0.26	$0.35	$0.09

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

There have been no changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. At September 30, 2013, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

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

ITEM 6. EXHIBITS

Number	Description

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: November 8, 2013	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer