Form 10-K
period 2013-12-31
MOBILE MINI INC
filed 2014-02-14
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2013 of the voting common stock held by non-affiliates of the registrant was approximately $1.5 billion.

As of January 31, 2014 there were outstanding 46,621,911 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2013 FORM 10-K ANNUAL REPORT

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

Mobile Mini, Inc.

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of approximately 212,900 units as of December 31, 2013. As of December 31, 2013, we operated in 136 locations throughout North America and in the U.K., maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our portable units provide secure, accessible temporary storage for a diversified client base of over 84,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We were founded in 1983 and follow a strategy of focusing on leasing rather than selling our portable storage units. We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. Leasing revenues represented approximately 90.1% of our total revenues for the year ended December 31, 2013. We believe our leasing strategy is highly attractive because the vast majority of our fleet consists of steel portable storage units which:

•	provide predictable, recurring revenues from leases with an average duration of approximately 36 months;

•	have average monthly lease rates that recoup our current investment in our remanufactured units within an average of 34 months; and

•	have long useful lives exceeding 30 years, relatively low maintenance and high residual values.

Our total lease fleet has grown significantly over the years to approximately 212,900 units at December 31, 2013. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenue represented 9.9% and 9.4% of our total revenues for the twelve months ended December 31, 2012 and 2013, respectively.

Our fleet is primarily comprised of remanufactured and differentiated steel portable storage containers that were built according to standards developed by the International Organization for Standardization (“ISO”), other steel containers, steel security offices that we manufactured and mobile offices. We remanufacture and customize our products by adding our proprietary locking and easy-opening premium door system to our purchased ISO containers and steel security offices. Because they are composed primarily of steel, these assets are characterized by low risk of obsolescence, extreme durability, relatively low maintenance, long useful lives and a history of high-value retention. We also have wood mobile office units in our lease fleet to complement our core steel portable storage containers and steel security offices. We perform maintenance on our steel containers and security offices on a regular basis. Repair and maintenance expense for our fleet has averaged 4.1% of lease revenues over the past three fiscal years and is expensed as incurred. We believe our historical experience with leasing rates and sales prices for these assets demonstrates their high-value retention. We are able to lease our portable storage containers at similar rates without regard to the age of the container. In addition, we have sold steel containers and security offices from our lease fleet at an average of 146% of original cost from 1997 through 2013.

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

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We are the nation’s largest provider of portable storage solutions in North America. At December 31, 2013, we maintained a total lease fleet of approximately 212,900 portable storage and mobile office units. We also have the largest network of locations for portable storage solutions with 136 locations in the U.S., Canada and the U.K. In North America, we maintain strong market leadership positions in virtually all of the markets we serve. In the U.K., we are a market leader and have nearly 100% geographic coverage.

The “Mobile Mini” brand name is associated with high quality portable storage products, superior customer service and value-added storage solutions. We have achieved significant growth in new and existing markets by capturing market share from competitors and by creating demand among businesses and consumers previously unaware of the availability of our products to meet their storage needs. We believe we are one of a few competitors in the U.S. and the U.K. who possesses the network of locations, customer relationships and infrastructure to compete on a national and regional basis while maintaining a strong local market presence.

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

National Presence with Local Service. We have the largest national network of locations for portable storage solutions in the U.S. and the U.K. and believe it would be difficult for our competitors to replicate this network. We have invested significant capital developing a national network of locations that serve most major metropolitan areas in the U.S. and the U.K. We have differentiated ourselves from our local competitors and made replication of our presence difficult by developing our network of locations both through opening locations in multiple cities and purchasing competitors in key markets. The difficulty and time required to obtain the number of units and locations necessary to support a national operation would make establishing a large competitor difficult. In addition, there are difficulties associated with recruiting and hiring an experienced management team such as ours that has strong industry knowledge and local relationships with customers. Our network of local field operations allows us to develop and maintain relationships with our local customers, while providing a level of service to regional and national companies that are made possible by our nationwide presence. Our local managers, sales force and delivery drivers develop and maintain critical personal relationships with customers that benefit from access to our wide selection of products. Additionally, our National Sales Center (“NSC”) coordinates inbound calls from non-construction customers, digital leads and conducts outbound marketing campaigns.

Geographic and Customer Diversification. Since portable storage units are used in a multitude of applications, we have established strong relationships with a well-diversified base of customers, ranging from leading Fortune 500 companies to sole proprietorships, including large and small retailers, construction companies, medical centers, schools, utilities, manufacturers, distributors, the U.S. and U.K. military, government agencies, hotels, restaurants, entertainment complexes and households. As of December 31, 2013, we operated 136 locations throughout North America and the U.K. and served over 84,000 customers. In 2013, our largest and second largest customers accounted for only 4.1% and 0.6%, respectively, of leasing revenues and the 20 largest customers combined accounted for approximately 9.1% of leasing revenues.

Our geographically and industry-diversified customer base has reduced our susceptibility to the effects of economic downturns in the markets in which we operate. The fact that we continued to generate strong free cash flow while maintaining consolidated adjusted EBITDA margins of approximately 38.7% during the economic downturn demonstrates a measure of resilience to recessions in our business model.

Our diverse customer base also demonstrates the broad applications for our products and the opportunity to create future demand through targeted marketing. We have developed key customer relationships with large national companies, which rely upon us to supply temporary inventory storage capacity during seasonal peaks. Our network of locations covers nearly all major markets in both the U.S. and U.K. providing us with a broad geographical reach and a competitive advantage.

Customer Service Focus. The portable storage industry is particularly service intensive. Our entire organization is focused on providing high levels of customer service. We have salespeople at both the national and local levels to better understand our customer’s needs and have trained our sales force to focus on all aspects of customer service from the sales call onward. We differentiate ourselves by providing security, convenience, product quality, broad product selection and availability, competitive lease rates and customer service. We conduct training programs for our sales force to assure high levels of customer service and awareness of local market competitive conditions. Additionally, we use a Net Promoter Score (“NPS”) system to measure loyalty and enhance our customer service. We use NPS to measure customer satisfaction each month, rental-by-rental, in real time through surveys conducted by a third party. We then use customer feedback to drive service improvements across the company, from our field locations to our corporate headquarters. Our Customer Relationship Management (“CRM”) system also enables us to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance. Approximately 67.0% of our 2013 leasing revenues was derived from repeat customers, which we believe is a result of our superior customer service.

Customized Management Information Systems. We have made significant investments in our management information systems supporting our operations. These investments enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, easily evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance and support our growth by projecting near-term capital needs. In addition, we believe these systems give us a competitive advantage over smaller and less sophisticated local and regional competitors. Our systems allow us to carefully monitor, on a real time basis, the size, mix, utilization and lease rates of our lease fleet location by location. Our systems also capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets.

Business Strategy

Our business strategy consists of the following:

Focus on Core Portable Storage Leasing Business. We focus on growing our core portable storage leasing business, which accounted for 81% of our lease fleet units at December 31, 2013, because it provides predictable recurring revenue and high margins. We believe that we can continue to generate substantial demand for our portable storage units throughout North America and the U.K.

Maintain Strong EBITDA Margins. One of the tools we use internally to measure our financial performance is EBITDA margins. We calculate this number by first calculating EBITDA, which we define as net income before discontinued operation, interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. In comparing EBITDA from year to year, we further adjust EBITDA to exclude non-cash share-based compensation expense and the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. We define our EBITDA margins as EBITDA or adjusted EBITDA, divided by our total revenues, expressed as a percentage. We aggressively manage this margin, even during downturns in the economic environment. Our objective is to maintain a relatively stable EBITDA margin through adjustments to our cost structure as revenues change.

Generate Strong Organic Growth. We focus on increasing the number of portable storage units we lease to both new and repeat customers. We have historically generated strong organic growth within existing markets through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors. Through our NSC, we are able to deploy sophisticated marketing campaigns and customer tracking strategies to generate new sales and support local field operations. Our technology coupled with a hybrid sales strategy allows us to bifurcate our customer base into customers that need a local sales presence and those that can be supported and grown by our centralized NSC sales force. Through the NSC and our hybrid sales strategy, we are able to target sales campaigns by specific markets, customer type and seasonal needs as well as adjust pricing simultaneously on a national basis.

Opportunistic Geographic Expansion. We believe we have attractive geographic expansion opportunities and have identified over 50 potential new markets in North America where we believe demand for portable storage units is underdeveloped. We have developed a proven strategy to enter new markets by either migrating available fleet to new markets that can be serviced by nearby full-service field locations or by acquiring the lease fleet assets of a small local portable storage business and overlaying our business model onto the new location. Although we may make opportunistic acquisitions in various markets from time to time, we are primarily focused on optimizing existing markets and entering new markets through new low cost operational yards. From these start-up operational yards, we are able to redeploy existing available fleet for utilization enhancement and growth, allowing for cost effective new location openings with minimal capital expenditures.

Innovative Product Offering. We have historically been able to introduce new products and features that expand the applications and overall market for our storage products. For example, over the years we have introduced a number of innovative products including a 10-foot-wide storage unit, a record storage unit and a 10-by-30-foot steel combination storage/office unit to our fleet. The record storage unit provides highly secure, on-site and easy access to archived business records close at hand. In addition to our steel container and steel security offices, we also have wood mobile offices as a complementary product to better serve our customers. We have also made continuous improvements (for example, making it easier to use in colder climates) to our patented locking system over the years. Currently, the 10-foot-wide unit, the record storage unit and the 10-by-30-foot steel combination storage/office unit are exclusively offered by Mobile Mini. We believe our proprietary designed and manufactured units increase our ability to service our customers’ needs and expand demand for our portable storage solutions.

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

•	Steel Security Office and Steel Combination Offices. We buy and historically have manufactured steel security office/storage combination and security office units that range from 10 to 40 feet in length. We offer these units in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. Our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our U.K. products include canteen units and drying rooms for the construction industry. For customers with space limitations, the office/canteen units can also be stacked two high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

•	Wood Mobile Offices. We offer wood mobile office units, which range from 8 to 24 feet in width and 20 to 60 feet in length, and which we purchase from manufacturers. These units have a wide range of exterior and interior options, including exterior stairs or ramps, awnings and skirting. These units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile and windows with security bars. Many of these units contain restrooms.

•	Steel Records Storage Containers. We market proprietary portable records storage units that enable customers to store documents at their location for easy access, or at one of our facilities. Our units are 10.5 feet wide and are available in 12- and 23-foot lengths. The units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our products are a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•	Van Trailers & Other — Non-Core Storage Units. Our acquisitions typically entail the purchase of small companies with lease fleets primarily comprised of standard ISO containers. However, many of these companies also have van trailers and other storage products, which we believe do not have the same advantages as standard containers. It is our goal to dispose of these units from our fleet either as their initial rental period ends or within a few years. We do not remanufacture these products. See “Product Lives and Durability — Van Trailers — Non-Core Storage Units” below. At December 31, 2013, van trailers comprised 0.1% of our lease fleet net book value.

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

Product Lives and Durability

Our steel portable storage containers, steel security offices and wood mobile offices have estimated useful lives of 30, 30, and 20 years, respectively, from the date we build or acquire and remanufacture them, with residual values of our per-unit investment ranging from 50% for our mobile offices to 55% for our core steel products. Van trailers, which comprised 0.1% of the net book value of our lease fleet at December 31, 2013, are depreciated over seven years to a 20% residual value. For the past three fiscal years, our cost to repair and maintain our lease fleet units averaged approximately 4.1% of our lease revenues. Repainting the outside of storage units is the most common maintenance item.

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

Approximately 9.4% of our 2013 revenue was derived from sales of units. Because the containers in our lease fleet do not significantly depreciate in value, we have no systematic program in place to sell lease fleet containers as they reach a certain age. Instead, most of our container sales involve either highly customized containers that would be difficult to lease on a recurring basis, or containers that we have not remanufactured. In addition, due primarily to availability of inventory at various locations at certain times of the year, we sell a certain portion of containers and offices from our lease fleet. Due to the unique asset characteristics of our steel containers as well as our maintenance programs, these assets tend to hold their value over time and generate positive margins with respect to both original cost and net book value when they are sold.

The following table shows the gross margin on containers and steel security offices sold from inventory (which we call our sales fleet) and from our lease fleet from 1997 through 2013 based on the length of time in the lease fleet.

	Number of Units Sold	Sales Revenue	Original Cost(1)	Sales Revenue as a Percentage of Original Cost	Sales Revenue as a Percentage of Net Book Value
		(Dollars in thousands)
Sales fleet(2)	39,086	$139,865	$92,026	152%	152%
Lease fleet, by period held before sale:
Less than 5 years	50,513	$155,134	$105,066	148%	154%
5 to 10 years	11,222	$43,541	$30,297	144%	159%
10 to 15 years	4,062	$17,581	$13,151	134%	160%
15 to 20 years	1,087	$4,207	$3,450	122%	155%
20+ years	125	$396	$334	119%	168%

(1)	“Original cost” for purposes of this table includes (i) the price we paid for the unit, plus (ii) the cost of our manufacturing or remanufacturing, which includes both the cost of customizing units incurred, plus (iii) the freight charges to our location when the unit is first placed in service. For manufactured units, cost includes our manufacturing cost and the freight charges to the field location where the unit is first placed into service.
(2)	Includes sales of raw ISO containers.

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September, 2013 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our $900.0 million ABL Credit Agreement entered into February 22, 2012 (“Credit Agreement”) are based, our lease fleet net orderly liquidation appraisal value as of December 31, 2013, was approximately $1.1 billion.

Because steel storage containers substantially keep their value when properly maintained, we are able to lease containers that have been in our lease fleet for various lengths of time at similar rates, without regard to the age of the container. Our lease rates vary by the size and type of unit leased, length of contractual term, custom features and the geographic location of our operations at which the lease is originated. While we focus on service, product diversity and security as a main differentiation of our products from our competitors, pricing competition, market conditions and other factors can influence our leasing rates.

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

		Age of Containers (By Number of Years in Our Lease Fleet)					Total Number/
		0 — 5	6 — 10	11 — 15	16 — 20	Over 21	Average Dollar
Type 1	Number of units	962	11,440	2,152	1,023	68	15,645
	Average monthly rent	$82.96	$70.25	$92.72	$92.85	$91.36	$75.69
Type 2	Number of units	100	1,506	676	345	45	2,672
	Average monthly rent	$95.17	$93.14	$93.85	$95.49	$89.70	$93.64
Type 3	Number of units	4,658	12,440	2,557	1,179	284	21,118
	Average monthly rent	$84.07	$80.66	$91.41	$93.67	$92.84	$83.60
Type 4	Number of units	31	163	160	214	28	596
	Average monthly rent	$104.10	$109.09	$114.98	$116.10	$106.45	$112.80
Type 5	Number of units	49	1,005	1,144	121	6	2,325
	Average monthly rent	$128.18	$119.37	$130.73	$135.21	$121.51	$125.98
Type 6	Number of units	203	5,692	3,583	817	71	10,366
	Average monthly rent	$138.53	$131.92	$136.09	$140.00	$136.69	$134.16
Type 7	Number of units	2,832	18,219	5,776	756	39	27,622
	Average monthly rent	$123.58	$121.39	$124.88	$134.46	$137.94	$122.73
Type 8	Number of units	12	359	307	173	12	863
	Average monthly rent	$182.72	$173.48	$168.96	$179.63	$164.14	$173.10

We believe fluctuations in rental rates based on container age are primarily a function of the geographic location from where the container was leased rather than age of the container. Some of the units added to our lease fleet during recent years through our acquisitions program have lower lease rates than the rates we typically obtain because the units remain on lease under terms (including lower rental rates) that were in place when we acquired such units.

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

Wood Mobile Offices. Because of the wood structure of these units, they are more susceptible to wear and tear than steel units. We depreciate these units over 20 years down to a 50% residual value (2.5% per year), which we believe to be consistent with most of our major competitors in this industry. Wood mobile office units lose value over time and we may sell older units from time to time. At the end of 2013, all of our wood mobile offices were less than 14 years old. These units, excluding those units acquired in acquisitions, are also more expensive than our storage units, causing an increase in the average carrying value per unit in the lease fleet.

The operating margins on mobile offices are lower than the margins on steel containers. However, mobile offices are rented using our existing infrastructure and therefore provide incremental returns far in excess of our fixed expenses. These returns add to our overall profitability and operating margins.

Van Trailers and Other — Non-Core Storage Units. At December 31, 2013, van trailers made up less than 0.1% of the net book value of our lease fleet. When we acquire businesses in our industry, the acquired businesses often have van trailers and other manufactured storage products that we believe do not offer customers the same advantages as our core steel container storage product. We depreciate our van trailers over seven years to a 20% residual value. We often attempt to sell most of these units from our fleet as they come off rent or within a few years after we acquire them. We do not utilize our resources to remanufacture these products and instead resell them.

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

The table below outlines those transactions that effectively maintained the net book value of our lease fleet at $1.0 billion at December 31, 2012 and December 31, 2013:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2012, net	$1,028,773	233,728
Purchases, including freight:
Container	4,505	1,924
Steel offices	5,576	391
Manufactured units:
Steel security offices	190	24
Remanufacturing and customization of units purchased or obtained in prior years	19,409 (1)	1,030 (2)
Other(3)	471	(177)
Cost of sales from lease fleet	(18,151)	(9,314)
Held for sale(4)	(40,829)	(14,708)
Effect of exchange rate changes	569
Change in accumulated depreciation, excluding sales	(21,237)

Lease fleet at December 31, 2013, net	$979,276	212,898

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units, or one 25-foot unit and one 15-foot unit and include units moved from finished goods to lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.
(4)	See Note 17 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

The table below outlines the composition of our lease fleet at December 31, 2013:

	Lease Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$600,475	172,969	81%
Offices	538,906	37,562	18%
Van trailers	2,119	2,367	1%
Other	3,809

	1,145,309
Accumulated depreciation	(166,033)

Lease fleet, net	$979,276	212,898	100%

Field Operations

Our senior management analyzes and manages our business as two business segments, North America and the U.K., and our operations across all of these locations concentrate on the same core business of leasing and selling products that are substantially the same in each market. In order to effectively manage this business across different geographic areas, we divide our business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their segment, generally has similar economic characteristics covering all products leased or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and field operations management. Further financial information by segment is provided in Note 16 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

We locate our field operations in markets with attractive demographics and strong growth prospects. Within each market, we are located in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our field locations maintain an inventory of portable storage units available for lease.

At December 31, 2013, we operated 115 locations in the U.S., four in Canada and 17 in the U.K. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating available fleet to new locations.

Each field location has a manager who has overall supervisory responsibility for all operational activities. Many managers also oversee operational yards that reside within their geographic area. Field location managers report to regional managers who each generally oversee multiple locations. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in the U.K.). Performance based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional managers and field managers.

Each location has its own dedicated sales staff, primarily to work with the local construction companies, and a transportation department that delivers and picks up portable storage units from customers. The locations have delivery trucks and forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Our field locations perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements.

Sales and Marketing

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our NSC. Our NSC handles inbound calls and digital leads from new customers and initiates outbound sales campaigns to new and existing customers not serviced by sales personnel at our field locations. Our sales staff at the NSC work with our local field managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our field location sales staff, NSC and sales management team at our headquarters engage in sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

Our sales personnel handle all of our products and we do not maintain separate sales forces for our various product lines. Our sales and marketing force provides information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of leasing and customer service. Our field locations communicate with one another and with corporate headquarters through our enterprise resource planning (“ERP”) system and our CRM software. This enables the sales team to share leads and other information and permits management to monitor and review sales and leasing productivity on a location-by-location basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. We are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers. Approximately 500 North American customers and 30 U.K. customers currently participate in our National Account Program. We also provide our national account customers with service guarantees, which assure them they will receive the same high level of customer service from any of our field locations. This program has helped us succeed in leveraging customer relationships developed at one location throughout our network system.

We focus an increasing portion of our marketing expenditures on Internet-based initiatives for both existing and potential customers. We have shifted our traditional yellow page print advertising to online advertising. We also use targeted direct mail programs that describe our products and features and highlight the advantages of portable storage.

Customers

During 2013, over 84,000 customers leased our portable storage products. Our customer base is diverse and consists of businesses in a broad range of industries. In 2013, our largest and second largest customers accounted for 4.1% and 0.6% of our leasing revenues, respectively, and our 20 largest customers accounted for approximately 9.1% of our leasing revenues. During 2013, approximately 60.8% of our customers rented a single unit.

Based on an independent market study, we believe our customers are engaged in a vast majority of the industries identified in the four-digit Standard Industrial Classification manual published by the U.S. Bureau of the Census.

We target customers who we believe can benefit from our portable storage solutions either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes. The following table provides an overview of our customers and how they use our portable storage, combination storage/office and mobile office units as of December 31, 2013:

Business	Approximate Percentage of Units on Lease	Representative Customers	Typical Application
Consumer service and retail businesses	36%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations	Inventory storage, maintenance supplies, record storage and seasonal needs
Construction	36%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders and equipment rental companies	Equipment and materials storage and job offices
Industrial and commercial	16%	Distributors, trucking and utility companies, finance and insurance companies, real estate brokers and film production companies	Raw materials, equipment, record storage, in-plant office and seasonal needs
Government and institutions	7%	Schools, hospitals, medical centers, military, Native American tribal governments and reservations and national, state, county and local governmental agencies	Athletic equipment, military storage, disaster preparedness, supplier, record storage, security office, supplies, equipment storage, temporary office space and seasonal needs
Consumers	5%	Homeowners	Backyard storage and storage of household goods during relocation or renovation

Remanufacturing

We remanufacture used ISO containers by adding our proprietary locking and easy-opening door systems at some of our field locations. Our differentiated product offering allows us to provide a broad selection of products to our customers and distinguishes our products from our competitors. If needed in the remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint, which we use in our remanufacturing and restoration operations. We typically buy these raw materials on a purchase order basis as we do not have long-term contracts with vendors for the supply of any raw materials. Historically, we have built new steel portable storage units, steel security offices and other custom-designed steel structures as well as remanufactured used ISO containers at our Maricopa, Arizona facility. We halted production activities other than custom sale orders at the Maricopa, Arizona facility and with a limited staff the facility is now primarily used to rebrand, remanufacture and perform repairs and maintenance on our existing lease fleet, build custom sale units and store any excess units in our fleet.

Vehicles

At December 31, 2013, we had a fleet of 653 delivery trucks, of which 424 were owned and 229 were leased. We use these trucks to deliver and pick up containers at customer locations. We supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate.

Management Information Systems

We operate highly customized management information systems through which key operational and financial information is made available on a daily basis. Our management team uses this information to closely monitor current business activities. We also use these systems to improve and optimize lease fleet utilization, improve the effectiveness of our sales and marketing programs and allow international growth by using the same systems throughout the company. We generate sophisticated management reports by field location with leasing volume, fleet utilization, lease rates and fleet movement statistics. These reports allow management to monitor each field location performance on a daily, weekly and monthly basis. We track each portable storage unit by its serial number. Lease fleet and sales information are entered in our system daily at the field location level and verified through physical inventories by field managers or corporate employees. Our sales personnel also use the CRM system to track customer leads and other sales data, including information about current and prospective customers. Members of our management team can access all of these systems throughout each day at all of our locations or remotely. Our management information system is comprised of third-party licensed software and a number of proprietary custom enhancements. We have made significant investments in our systems over the years, and we intend to continue such investments to further optimize the features of these systems for both our North American and U.K. operations.

Lease Terms

Under our lease agreements, each lease has an original intended length of term at inception. However, if the customer keeps the leased unit beyond the original intended term, the lease continues on a month-to-month basis until cancelled by the customer. At the end of 2013, our steel storage containers initially have an average intended term of approximately 6 months at inception; however, the average duration for these leases that have fulfilled their term agreement was 36 months as of December 31, 2013. Our security, security/storage and mobile offices typically have an average intended lease term of approximately 8 months. The average duration of all office leases that have fulfilled their term agreement was 24 months in 2013. Our leases provide that the customer is responsible for the cost of delivery and pickup at lease inception. Our leases specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. However, our customers may purchase a damage waiver from us to avoid this liability in certain circumstances, which provides us with an additional source of recurring revenue. Any customer’s possessions stored within a portable storage unit are typically the responsibility of that customer.

Competition

We face competition from several local and regional companies, as well as national companies, in all of our current markets. We compete with several large national and international companies in our mobile office product line. Our competitors include lessors of storage units, mobile offices, used van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. We compete primarily in terms of security, convenience, product quality, broad product selection and availability, lease rates and customer service. In our core business, we typically compete with Algeco Scotsman, PODS, Pac-Van, 1-800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp, Wernick Hire and other national, regional and local companies.

Employees

As of December 31, 2013, we employed 1,538 full-time employees in the following major categories:

Management	167
Administrative	282
Sales and marketing	291
Manufacturing and mechanics	67
Drivers, dispatch and yard	731

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet during the first quarter of each year.

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our Web site. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our Web site. Information contained on our Web site is not part of this Annual Report.

ITEM 1A.	RISK FACTORS.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may impact customers.

We responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy is designed to meet customer needs and drive revenue growth but differs from our historic sales structure. No assurance can be given that these strategies will achieve the desired goals and efficiencies in 2014 and beyond. The success of these strategies is dependent on a number of factors that are beyond our control.

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

Economic slowdowns result in reduced demand from some of our customers, which negatively impact our financial results.

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

In addition, our results may be affected by negative economic effects resulting from any further legislation addressing federal spending which could have a significant adverse impact on the economy and, as a result, on our results of operations.

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

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our CEO and operational management. Our success in retaining a CEO and attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions, as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2013, we had $200.0 million in aggregate principal amount of 7.875% senior notes due 2020 and $319.3 million of indebtedness under our Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

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

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could result in increased compensation costs.

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

We derived approximately 18.5% of our total revenues in 2013 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the period end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income or loss we recognize on a consolidated basis from our U.K. business. We cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2013, we had $519.2 million of goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business.

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

As needed, we purchase, remanufacture and modify used ISO containers in order to expand our lease fleet. If used ISO container prices increase substantially these price increases could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the lease rates on their storage units. As a result, we may need to lower our lease rates to remain competitive. These events would cause our revenues and our earnings to decline.

The supply and cost of raw materials we use in remanufacturing and repairing portable storage units fluctuates and could increase our operating costs.

As needed, we remanufacture and repair portable storage units for our lease fleet and for sale. In these processes, we purchase steel, vinyl, wood, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices are often difficult to pass through to customers, particularly to leasing customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition will decline.

Some zoning laws in the U.S. and Canada and temporary planning permission regulations in the U.K. restrict the use of our portable storage and office units and therefore limit our ability to offer our products in all markets.

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

If we do not manage new markets or new business lines or products effectively, some of our new locations and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a location or line of business in such circumstances would likely result in additional expenses that would cause our operating results to suffer.

In connection with expansion outside of the U.S., we face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in the U.K. depends, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth, in the U.K. and elsewhere, and lead to increased administrative costs.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We own several properties in the U.S., including our facility in Maricopa, Arizona, which is located approximately 30 miles south of Phoenix, Arizona. In the U.K., we own two locations. We lease all of our other locations. All of our leased properties have remaining lease terms of between one and 12 years. We believe that satisfactory alternative properties can be found in all of our markets if we do not renew these existing leased properties. The properties we lease for our field locations are generally located in industrial areas so that we can stack containers, store large amounts of containers and offices and operate our delivery trucks. These properties tend to be one to 5 acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.

Our Maricopa, Arizona facility is on approximately 43 acres. This facility is primarily used to rebrand, remanufacture and do repairs and maintenance on our existing lease fleet, build custom sale units and store any excess units in our fleet.

We lease our corporate and administrative offices in Tempe, Arizona. These offices occupy approximately 55,000 square feet of office space, including our NSC. The lease term expires in December 2014. Our U.K. headquarters is located in Stockton-on-Tees, United Kingdom, where we lease approximately 10,000 square feet of office space. The lease term expires in July 2017.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Prices

Our common stock trades on The NASDAQ Global Select Market under the symbol “MINI”. The following are the high and low sale prices for the common stock during the periods indicated as reported by the NASDAQ Stock Market.

	2012		2013
	High	Low	High	Low
Quarter ended March 31,	$23.08	$15.87	$29.84	$21.26
Quarter ended June 30,	$21.51	$12.60	$37.49	$25.22
Quarter ended September 30,	$18.57	$12.87	$35.80	$27.53
Quarter ended December 31,	$22.29	$16.00	$41.22	$32.11

We had 74 holders of record of our common stock on January 29, 2014, and we estimate that we have approximately 2,900 beneficial holders of our common stock.

Dividend Policy

We have not paid cash dividends on our common stock during the last two fiscal years. In November 2013, we initiated a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend being paid in the first quarter of 2014. See Note 13 to the Consolidated Financial Statements for a further discussion.

Sales of Unregistered Securities; Repurchases of Securities

We did not make any sales of unregistered securities during 2013.

On November 6, 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. As of December 31, 2013, no shares were repurchased under this program.

In the fourth quarter of 2013, we withheld 9,530 shares of restricted stock awards to certain officers upon vesting of restricted stock to satisfy minimum tax withholding obligations.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600, NASDAQ US Benchmark TR Index and the NASDAQ Composite Index if $100 were invested in our common stock and each index on December 31, 2008.

As a result of a change in the total return data made available to us through our vendor provider, our performance graph going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Information for the NASDAQ Stock Market Index (U.S.) index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by our third-party index provider.

STOCK PERFORMANCE GRAPH

Mobile Mini, Inc.

At December 31, 2013

Total Return* Performance
Dollars
$350
$300
$250
$200
$150
$100
$50
$-
2008
2009
2010
2011
2012
2013
Mobile Mini, Inc.
Standard & Poor's SmallCap 600
NASDAQ US Benchmark TR Index
NASDAQ Stock Market Index (U.S.)

Index	2008	2009	2010	2011	2012	2013
Mobile Mini, Inc.	$100.00	$97.71	$136.55	$121.01	$144.59	$285.58
Standard & Poor’s SmallCap 600	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37
NASDAQ US Bench TR Index	$100.00	$129.26	$151.94	$152.42	$177.46	$236.88
NASDAQ Stock Market Index (U.S.)	$100.00	$143.74	$170.17	$171.08	$202.40	$281.91

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report. On December 31, 2013, we sold our operation located in The Netherlands. As a result, our Netherlands operation is reflected as a discontinued operation for all periods presented and all prior period amounts have been recast to reflect this transaction.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Leasing	$337,170	$293,375	$314,695	$339,975	$366,286
Sales	37,110	32,227	41,675	37,759	38,051
Other	2,257	2,517	2,700	2,162	2,149

Total revenues	376,537	328,119	359,070	379,896	406,486

Costs and expenses:
Cost of sales	24, 581	21,282	26,149	23,178	25,413
Leasing, selling and general expenses	193,315	177,722	201,239	218,709	237,567
Merger and restructuring expenses	11,305	4,014	1,059	7,123	2,402
Asset impairment charge, net	—	—	—	—	38,705
Depreciation and amortization	38,894	35,453	35,432	35,982	35,432

Total costs and expenses	268,095	238,471	263,879	284,992	339,519

Income from operations	108,442	89,648	95,191	94,904	66,967
Other income (expense):
Interest income	27	1	—	1	1
Interest expense	(58,933)	(56,011)	(46,120)	(37,268)	(29,467)
Debt restructuring/extinguishment expense	—	(11,024)	(1,334)	(2,812)	—
Deferred financing costs write-off	—	(525)	—	(1,889)	—
Foreign currency exchange loss	(31)	(6)	(6)	(4)	(2)

Income from continuing operations before provision for income taxes	49,505	22,083	47,731	52,932	37,499
Provision for income taxes	19,384	8,586	16,578	18,509	12,275

Income from continuing operations	30,121	13,497	31,153	34,423	25,224
Loss from discontinued operation, net of taxes	(203)	(252)	(557)	(245)	(1,302)

Net income	29,918	13,245	30,596	34,178	23,922
Earnings allocable to preferred stockholders	(5,848)	(2,502)	(966)	—	—

Net income available to common stockholders	$24,070	$10,743	$29,630	$34,178	$23,922

Earnings per share:
Basic
Income from continuing operations	$0.70	$0.31	$0.72	$0.77	$0.55
Loss from discontinued operation	—	—	(0.01)	—	(0.02)

Net income	$0.70	$0.31	$0.71	$0.77	$0.53

Diluted
Income from continuing operations	$0.70	$0.31	$0.70	$0.76	$0.55
Loss from discontinued operation	(0.01)	(0.01)	(0.01)	—	(0.03)

Net income	$0.69	$0.30	$0.69	$0.76	$0.52

Weighted average number of common and common share equivalents outstanding:
Basic	34,597	35,196	41,566	44,657	45,481
Diluted	43,252	43,829	44,569	45,102	46,096
Other Data – Continuing Operations:
EBITDA(1)	$147,332	$125,096	$130,617	$130,883	$102,398
Net cash provided by operating activities	86,770	60,805	84,969	90,949	116,111
Net cash provided by (used in) investing activities	3,048	5,351	(12,787)	(29,383)	(6,020)
Net cash used in financing activities	(82,999)	(67,731)	(71,063)	(60,719)	(110,345)
Operating Data – Continuing Operations:
Number of locations (at year end)	117	120	132	135	136
Lease fleet units (at year end)	255,930	244,296	236,685	233,728	212,898
Lease fleet utilization (annual average)	59.2%	53.4%	57.1%	60.0%	65.8%
Lease revenue (reduction) growth from prior year	(8.6)%	(13.0)%	7.3%	8.0%	7.7%
Operating margin	28.8%	27.3%	26.5%	25.0%	16.5%
Net income margin	6.4%	3.3%	8.3%	9.0%	5.9%
EBITDA margin(3)	39.1%	38.1%	36.4%	34.5%	25.2%

	At December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Lease fleet, net	$1,051,515	$1,024,959	$1,016,031	$1,028,773	$979,276
Total assets	1,753,488	1,715,767	1,707,500	1,727,560	1,677,374
Total debt	824,246	771,402	696,472	643,343	528,095
Convertible preferred stock, at liquidation preference values	147,427	147,427	—	—	—
Stockholders’ equity	542,551	563,495	753,914	809,519	855,544

Free Cash Flow:

Free cash flow is defined as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing businesses, debt service obligations, pay authorized quarterly dividends and strategic acquisitions.

Reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Net cash provided by operating activities:	$86,770	$60,805	$84,969	$90,949	$116,111
Additions to lease fleet	(21,517)	(15,103)	(29,824)	(43,934)	(28,826)
Proceeds from sale of lease fleet units	33,495	28,860	36,201	29,358	35,951
Additions to property, plant and equipment	(10,294)	(8,555)	(11,498)	(12,741)	(15,792)
Proceeds from sale of property, plant and equipment	1,252	149	117	1,497	1,970

Net capital proceeds (expenditures)	2,936	5,351	(5,004)	(25,820)	(6,697)

Free cash flow	$89,706	$66,156	$79,965	$65,129	$109,414

Reconciliations of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
EBITDA(1)	$147,332	$125,096	$130,617	$130,883	$102,398
Discontinued operation	39	35	(362)	(11)	(732)
Interest paid	(54,817)	(56,582)	(42,683)	(35,145)	(25,947)
Income and franchise taxes paid	(1,055)	(823)	(816)	(831)	(1,114)
Share-based compensation expense	5,782	6,292	6,456	9,575	14,714
Asset impairment charge, net	—	—	—	—	38,217
Loss on disposal of discontinued operation	—	—	—	—	1,948
Gain on sale of lease fleet units	(11,661)	(10,045)	(13,800)	(11,781)	(9,682)
Loss (gain) on disposal of property, plant and equipment	52	34	91	(130)	247
Change in certain assets and liabilities, net of effect of business acquired:
Receivables	21,327	(2,077)	(4,148)	(2,899)	(1,480)
Inventories	3,691	2,506	(1,242)	1,352	(393)
Deposits and prepaid expenses	3,412	1,486	1,067	537	653
Other assets and intangibles	172	(200)	(33)	(161)	10
Accounts payable and accrued liabilities	(27,504)	(4,917)	9,822	(440)	(2,728)

Net cash provided by operating activities	$86,770	$60,805	$84,969	$90,949	$116,111

Reconciliation of net income to EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands except percentages)
Net income	$29,918	$13,245	$30,596	$34,178	$23,922
Loss from discontinued operation, net of taxes	203	252	557	245	1,302
Interest expense	58,933	56,011	46,120	37,268	29,467
Provision for income taxes	19,384	8,586	16,578	18,509	12,275
Depreciation and amortization	38,894	35,453	35,432	35,982	35,432
Debt restructuring/extinguishment expense	—	11,024	1,334	2,812	—
Deferred financing costs write-off	—	525	—	1,889	—

EBITDA(1)	147,332	125,096	130,617	130,883	102,398
Share-based compensation expense(4)	5,208	5,883	6,438	7,151	13,956
Merger and restructuring expenses(5)	11,305	4,014	1,059	7,123	2,402
Acquisition expenses(6)	—	—	610	139	4
Asset impairment charge, net(7)	—	—	—	—	38,705
Other(8)	835	275	1,406	151	—

Adjusted EBITDA(2)	$164,680	$135,268	$140,130	$145,447	$157,465

EBITDA margin(3)	39.1%	38.1%	36.4%	34.5%	25.2%

Adjusted EBITDA margin(3)	43.7%	41.2%	39.0%	38.3%	38.7%

(1)	EBITDA, as further discussed below, is defined as net income before discontinued operation, net of taxes, interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. We present EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that it provides an overall evaluation of our financial condition. In addition, EBITDA is a component of certain financial covenants under our Credit Agreement.

EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined does not include:

•	Discontinued operation, net of taxes – to present a comparable basis for continuing operations.

•	Interest expense — because we borrow money to partially finance our capital expenditures, primarily related to the expansion of our lease fleet, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — because we operate in jurisdictions subject to income taxation, income tax expense is a necessary element of our costs to operate.

•	Depreciation and amortization — because we are a leasing company, our business is capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring or extinguishment expense — debt restructuring and extinguishment expenses, including any write-off of deferred financing costs, are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

(2)	Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period over period results without regard to transactions that potentially distort the performance of our core business operating results.
(3)	EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. EBITDA margin is presented along with the operating margin in the selected financial data under “Operating Data” so as not to imply that more emphasis be placed on this measure than the corresponding GAAP measure.
(4)	Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments.
(5)	Merger and restructuring expenses include costs we incurred in connection with the Mobile Storage Group (“MSG”) acquisition, the expenses incurred with the restructuring of our manufacturing operations and other restructuring initiatives.
(6)	Acquisition expenses represent acquisition activity costs. Prior to 2011, these expenses were capitalized under the then current accounting guidelines for acquisitions we completed.
(7)	Asset impairment charge primarily represents the net write-down on certain assets to fair value and classified as held for sale. See Note 17 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report.
(8)	Other includes the cost of one-time expenses in 2009 and 2010 primarily related to a class action settlement. In 2011, these expenses primarily include start-up costs related to our new locations and asset repositioning expenses. Prior to 2011, start-up costs and repositioning expenses were not as material as we primarily expanded our geographic areas by traditional acquisitions where lease units were already in service and demand for repositioning fleet units was not as strong. In 2012, these expenses relate to estimated losses to our assets due to natural disasters in the southern U.S.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Executive Summary

With an improving economy, our leasing revenue increased approximately 7.7% from 2012. We continued to keep our business right-sized, allowing us to maintain a strong adjusted EBITDA margin of 38.7% during 2013. We generated $109.4 million of free cash flow in 2013 and have been cash flow positive for 24 consecutive quarters. We used this positive cash flow in 2013 to pay down debt of approximately $123.8 million.

Our level of business improved on a year over year basis beginning with signs of moderate economic recovery in 2011. Our leasing revenues and total revenues improved quarter over quarter in 2011, 2012 and 2013, compared to the same period in the prior year. We continue to enact price increases, focusing on both new and existing customers that had units out on rent for an extended period of time.

We continue to optimize our hybrid sales model, incorporating a local, as well as centralized component, with both groups incentivized on the basis of performance. The sales personnel at our field locations primarily focus on construction customers who tend to be large multi-unit customers that benefit from local service, while those in our NSC in Tempe, Arizona target the balance of our customers, which includes single-unit customers. We also have a similar model in the U.K.

We monitor our business activity levels through a variety of metrics that we use to determine the optimal efficiencies for our drivers, dispatchers, managers, salespeople and corporate staff needed while continuing our focus on customer service and sales activity levels.

In the past few years, as our operations began to stabilize from the economic downturn and with growth returning to our business, we began entering a few new markets and completed some small acquisitions. We redeployed existing fleet to these new locations and have been repositioning available assets to high demand markets to optimize utilization. At December 31, 2013, we operated in 136 locations throughout North America and the U.K. and believe we can expand to more than 50 new markets in North America.

We believe these continued growth efforts, together with managing working capital and controls over capital expenditures, will allow us to generate free cash flow in 2014. In 2013, we reduced our debt by $123.8 million and had $573.3 million of unused borrowing capacity under our Credit Agreement as of December 31, 2013.

Our focus is on revenue growth at both our existing and new locations as we continue our sophisticated sales campaign strategies at our NSC and field locations. We intend to accomplish this in part through increasing sales personnel accountability through our disciplined sales processes, which we believe gives us a significant competitive advantage.

In December 2013, we entered into a share sale and purchase agreement to sell Mobile Mini Holding B.V., comprising our Netherlands operation. In connection with this transaction, we recorded a $1.2 million after-tax loss on the sale in the fourth quarter 2013. This transaction closed on December 31, 2013 and the loss on the transaction as well as 2013 and prior period results for The Netherlands are reflected in discontinued operation in the consolidated financial statements.

General

We are the world’s leading provider of portable storage solutions, through a total lease fleet of approximately 212,900 units at December 31, 2013. We operate in 136 locations throughout North America and in the U.K., maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 84,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from leasing our portable storage containers, security office units and mobile office units. We also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services to our customers. Our sales revenues represented 9.9% and 9.4% of total revenues in 2012 and 2013, respectively.

At December 31, 2013, we operated 115 locations in the U.S., four in Canada and 17 in the U.K. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating available fleet to new locations and high utilization markets.

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

With a new location, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and sales team and developing our marketing and advertising programs. A new location will have lower adjusted EBITDA margins in its early years until the location increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a location-by-location basis when the location achieves leasing revenues sufficient to cover the location’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a location is expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

We approach the market through a hybrid sales model, consisting of a dedicated sales staff at our field locations as well as at NSC. The NSC handles inbound calls and digital leads from new customers and leads outbound sales campaigns to new and existing customers not serviced by sales personnel at our field locations. Our sales staff at the NSC work with our local field managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our field location sales staff, NSC and sales management team at our headquarters conduct sales and marketing on a full-time basis. We believe that offering local salesperson presence for customers along with the efficiencies of a centralized sales operation for customers not needing a local sales contact will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated efficient manner.

The level of non-residential construction activity is an important external factor that we examine to access market trends and determine the direction of our business. Because of the degree of our operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 36% and 33% of our leased units at December 31, 2013 and 2012, respectively.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA to measure our operating results. We calculate this number by first calculating EBITDA, which we define as net income before discontinued operation, net of taxes, interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we further adjust EBITDA to exclude non-cash share-based compensation expense and the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA.

In managing our business, we measure our adjusted EBITDA margins from year to year based on the size of the location. We define this margin as adjusted EBITDA divided by our total revenues, expressed as a percentage. We use this comparison, for example, to study internally the effect that increased costs have on our margins. As capital is invested in our established locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new field location, because our fixed costs are already in place in connection with the established locations. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses.

Because EBITDA, adjusted EBITDA, EBITDA margin and adjusted EBITDA margin are non-GAAP financial measures, as defined by the SEC, we include in this Annual Report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP. These reconciliations are included in “Item 6. Selected Financial Data.”

Accounting and Operating Overview

Our leasing revenues include all rent and ancillary revenues we receive for our portable storage containers and combination storage/office and mobile office units. Our sales revenues include sales of these units to customers. Our other revenues consist principally of charges for the delivery of the units we sell. Our principal operating expenses are: (i) cost of sales; (ii) leasing, selling and general expenses and (iii) depreciation and amortization, primarily depreciation of the portable storage units and mobile offices in our lease fleet. Cost of sales is the cost of the units that we sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used ocean-going containers and our cost to manufacture portable storage units and other structures. Leasing, selling and general expenses include, among other expenses, payroll and payroll related costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units over the last three years have averaged approximately 4.1% of lease revenues and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

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

During the last five fiscal years, our annual utilization levels averaged 59.0% and ranged from a low of 53.4% in 2010 to a high of 65.8% in 2013. Average lease fleet utilization in 2013 increased 5.8 percentage points to 65.8% from 60.0% in 2012, primarily due to a 3.5% increase in units on rent. Historically, our average utilization has been somewhat seasonal with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

Results of Operations

The following table shows the percentage of total revenues represented by the key items that make up our statements of income:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Revenues:
Leasing	89.5%	89.4%	87.6%	89.5%	90.1%
Sales	9.9	9.8	11.6	9.9	9.4
Other	0.6	0.8	0.8	0.6	0.5

Total revenues	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of sales	6.5	6.5	7.3	6.1	6.3
Leasing, selling and general expenses	51.3	54.2	56.0	57.6	58.4
Merger and restructuring expenses	3.0	1.2	0.3	1.9	0.6
Asset impairment charge, net	—	—	—	—	9.5
Depreciation and amortization	10.3	10.8	9.9	9.5	8.7

Total costs and expenses	71.1	72.7	73.5	75.1	83.5

Income from operations	28.9	27.3	26.5	24.9	16.5
Other income (expense):
Interest income	—	—	—	—	—
Interest expense	(15.7)	(17.1)	(12.8)	(9.8)	(7.2)
Debt extinguishment/restructuring expense	—	(3.4)	(0.4)	(0.7)	—
Deferred financing costs write-off	—	(0.2)	—	(0.5)	—
Foreign currency exchange	—	—	—	—	—

Income from continuing operations before provision for income taxes	13.2	6.6	13.3	13.9	9.3
Provision for income taxes	5.1	2.6	4.6	4.9	3.0

Income from continuing operations	8.1	4.0	8.7	9.0	6.3
Loss from discontinued operation, net of taxes	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)

Net income	8.0%	3.9%	8.5%	8.9%	6.0%

Twelve Months Ended December 31, 2013, Compared to Twelve Months Ended December 31, 2012

Total revenues in 2013 increased $26.6 million, or 7.0%, to $406.5 million from $379.9 million in 2012. Leasing, our primary revenue focus, accounted for approximately 90.1% of total revenues during 2013. Leasing revenues in 2013 increased $26.3 million, or 7.7%, to $366.3 million from $340.0 million in 2012. This increase in leasing revenues was driven by an increase in the number of units on rent, increased rental rates and higher trucking and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 4.1% and includes a rental rate increase of 2.9% over 2012. Our sales of portable storage and office units increased $0.3 million to $38.1 million in 2013 from $37.8 million in 2012. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.5% and 0.6% of total revenues in 2013 and 2012, respectively.

Cost of sales is the cost related to our sales revenue only. Cost of sales was 66.8% and 61.4% of sales revenue in 2013 and 2012, respectively. The increase in cost of sales was primarily related to the U.K. military sale in the first quarter of 2013, which was at a lower than average selling margin.

Leasing, selling and general expenses increased $18.9 million, or 8.6%, to $237.6 million in 2013 from $218.7 million in 2012. Leasing, selling and general expenses, as a percentage of total revenues, were 58.4% and 57.6% in 2013 and 2012, respectively. Our consumer initiative program that was terminated in August 2012 accounted for $4.5 million in 2012. Excluding the consumer initiative program, leasing, selling and general expenses would have increased $23.4 million, or 10.9%, compared to 2012. This increase is primarily due to variable costs associated with an increased level of business activity. Excluding the consumer initiative program, the major increases in leasing, selling and general expenses for 2013 were: (i) payroll related costs (including stock compensation expense of $6.8 million) increased $12.9 million as a result of hiring additional yard drivers and administrative personnel to support increased leasing activity and annual merit increases, (ii) investments in repairs and maintenance of our lease fleet and delivery equipment increased $6.3 million, and (iii) transportation costs increased $3.0 million, as a result of our fleet repositioning to high utilization markets and incremental costs as a result of our increased delivery activity.

Merger and restructuring expenses for 2013 were $2.4 million, compared to $7.1 million in 2012. In 2012, these costs included the consumer initiative program that was terminated in August 2012 (approximately $0.7 million) and the transition of our former President and Chief Executive Officer in December 2012 (approximately $5.1 million). Other costs in 2013 and 2012 primarily represented costs associated with reductions in our workforce, lease abandonment costs and continuing MSG merger expenses.

Asset impairment charge, net for 2013 was $38.7 million and relates to the write-down of certain assets to fair value and classified as held for sale in the second quarter of 2013, less subsequent recovery of assets sold in excess of the fair values. See Note 17 to the Consolidated Financial Statements for a further discussion on asset impairment.

Net income from continuing operations in 2013 decreased 26.7% to $25.2 million, compared to $34.4 million in 2012. Net income in 2013 was negatively impacted by $38.7 million (approximately $25.0 million after tax) related to the asset impairment charge discussed above. Net income includes a reduction in the U.K. corporate tax rates of $1.9 million and $1.2 million in 2013 and 2012, respectively. Net income in 2012 was also negatively impacted by $4.7 million (approximately $2.9 million after tax), respectively, related to debt restructuring expense and deferred financing costs write-off discussed below. Net income results also include merger and restructuring expenses of $2.4 million and $7.1 million (approximately $1.5 million and $4.4 million after tax) for 2013 and 2012, respectively.

Adjusted EBITDA increased $12.0 million, or 8.3%, to $157.5 million, compared to $145.4 million in 2012. Adjusted EBITDA margins were 38.7% and 38.3% of total revenues for 2013 and 2012, respectively. Expenses prior to terminating our consumer initiative program adversely impacted adjusted EBITDA in 2012 by approximately $4.2 million. Excluding this charge, adjusted EBITDA in 2012 would be approximately $149.6 million.

Depreciation and amortization expenses remained relatively the same at $35.4 million in 2013 and $36.0 million in 2012. Our depreciation expense relates to property, plant and equipment, primarily trucks, forklifts and trailers to support the lease fleet, the customized ERP, CRM and other systems to enhance our reporting environment together with our lease fleet depreciation expense.

Interest expense decreased $7.8 million, or 20.9%, to 29.5 million in 2013 from $37.3 million in 2012. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2013 compared to 2012, principally due to the use of operating cash flow to reduce our debt over the past year as well as a lower weighted average interest rate. In August 2012, we redeemed $150.0 million aggregate principal balance outstanding of our 6.875% senior notes due 2015 (the “2015 Notes”) by drawing down funds under our lower variable interest rate Credit Agreement. Our average annual debt outstanding decreased $92.6 million, or 13.6%, compared to the same period last year. The annual weighted average interest rate on our debt was 4.5% for 2013, compared to 5.0% for 2012, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the annual weighted average interest rate was 5.0% in 2013 and 5.5% in 2012.

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

Our annual effective tax rate was 32.7% for 2013, compared to 35.0% for 2012. In July 2013 and 2012, the U.K’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.9 million and $1.2 million in 2013 and 2012, respectively. Our 2013 consolidated tax provision includes the enacted tax rates for our operations in the U.S., Canada and the U.K. See Note 8 to the Consolidated Financial Statements for a further discussion on income taxes.

At December 31, 2013, we had a federal net operating loss carryforward of approximately $264.1 million, which expires, if unused, from 2022 to 2031. In addition, we had net operating loss carryforwards in the various states in which we operate. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.

Loss from discontinued operation, net of tax, was $1.3 million in 2013, of which $1.2 million resulted from the sale, and $0.2 million in 2012 and represents our Netherlands operation that was sold in December 2013. See Note 18 to the Consolidated Financial Statements.

Twelve Months Ended December 31, 2012, Compared to Twelve Months Ended December 31, 2011

Total revenues in 2012 increased $20.8 million, or 5.8%, to $379.9 million from $359.1 million in 2011. Leasing, our primary revenue focus, accounted for approximately 89.5% of total revenues during 2012. Leasing revenues in 2012 increased $25.3 million, or 8.0%, to $340.0 million from $314.7 million in 2011. This increase in leasing revenues was driven by an increase in the number of units on rent, increased rental rates and higher trucking and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 4.5% and includes a rental rate increase of 1.5% over 2011. In 2012, leasing revenues increased primarily as the result of an improving economic environment. Revenues from the sale of portable storage and office units decreased $3.9 million, or 9.4%, to $37.8 million in 2012 from $41.7 million in 2011 and reflects a lower volume of units sold, driven by market demand. Other revenues are primarily related to transportation charges for the delivery of units sold and the sale of ancillary products and represented 0.6% and 0.8% of total revenues in 2012 and 2011, respectively.

Cost of sales is the cost related to our sales revenue only. Cost of sales was 61.4% and 62.7% of sales revenue in 2012 and 2011, respectively. Although we sold fewer units, the units we sold were at a higher average selling margin, compared to 2011.

Leasing, selling and general expenses increased $17.5 million, or 8.7%, to $218.7 million in 2012 from $201.2 million in 2011. Leasing, selling and general expenses, as a percentage of total revenues, were 57.6% and 56.0% in 2012 and 2011, respectively. Our consumer initiative program that was terminated in August 2012 accounted for $4.5 million of these additional expenses. Excluding the consumer initiative program, leasing, selling and general expenses would have increased $13.0 million, to $214.2 million, or 6.4% compared to 2011. This increase is primarily due to variable costs associated with an increased level of business activity. Excluding the consumer initiative program, the major increases in leasing, selling and general expenses for 2012 were: (i) payroll and related payroll costs increased by $3.9 million as a result of increased leasing activity, annual merit increases and a higher level of performance compensation achieved, (ii) delivery and freight costs increased $2.5 million due to an increase in delivery activity of units and the deployment of units to our four new locations in 2012, (iii) repairs and maintenance expenses of our lease fleet and delivery equipment increased $2.0 million as a result of an increase in delivery activity in both our core business and holiday rental business, and (iv) insurance costs increased $1.9 million primarily related to higher claims. Fixed costs for building and land leases for our locations, including real property taxes, increased $1.1 million primarily due to contractual rate increases, new market locations and property tax increases and advertising expense decreased $0.9 million.

Merger and restructuring expenses for 2012 was $7.1 million, compared to $1.1 million in 2011. In 2012, these costs included the consumer initiative program (approximately $0.7 million) that was terminated in August 2012 and a transition of leadership (approximately $5.1 million pursuant to an employment agreement and a separation agreement), whereby our former President and Chief Executive Officer stepped down from such positions and as a member of our Board of Directors effective December 23, 2012. Other costs in 2012 and 2011 primarily represented costs associated with reductions in our workforce.

Net income from continuing operations in 2012 increased 10.5% to $34.4 million, compared to $31.2 million in 2011. Net income includes $1.2 million and $1.1 million in 2012 and 2011, respectively, due to the U.K.’s reduction in the corporate tax rates discussed below. Net income in 2012 and 2011 was also negatively impacted by $4.7 million and $1.3 million (approximately $2.9 million and $0.8 million after tax), respectively, related to debt restructuring expense and deferred financing costs write-off discussed below. Net income results also include merger and restructuring expenses of $7.1 million and $1.1 million (approximately $4.4 million and $0.7 million after tax) for 2012 and 2011, respectively.

Adjusted EBITDA increased $5.3 million, or 3.8%, to $145.4 million, compared to $140.1 million in 2011. Adjusted EBITDA margins were 38.3% and 39.0% of total revenues for 2012 and 2011, respectively. Expenses prior to terminating our consumer initiative program adversely impacted adjusted EBITDA in 2012 by approximately $4.2 million. Excluding this charge, adjusted EBITDA would have increased $9.5 million to $149.6 million, compared to 2011, and adjusted EBITDA margin would have been approximately 39.4%.

Depreciation and amortization expenses remained relatively the same at $36.0 million in 2012 and $35.4 million in 2011. Our depreciation expense relates to property, plant and equipment, primarily trucks, forklifts and trailers to support the lease fleet, the customized ERP, CRM and other systems to enhance our reporting environment together with our lease fleet depreciation expense. Depreciation expense for 2012 increased $1.3 million and was partially offset by a decrease in amortization of intangible assets by $0.7 million.

Interest expense decreased $8.8 million, or 19.2%, to $37.3 million in 2012 from $46.1 million in 2011. The decrease in interest expense is attributable to a decrease in our lower average debt outstanding in 2012, compared to 2011, principally due to the use of operating cash flow to reduce our debt over the past year as well as a lower weighted average interest rate. In August 2012, we redeemed $150.0 million aggregate principal balance outstanding of our 2015 Notes by drawing down funds under our lower variable interest rate Credit Agreement. The redemption of these notes was estimated to produce in excess of $6.6 million in annualized interest savings based on our then current Credit Agreement borrowing rate and debt level. Our average annual debt outstanding decreased $53.9 million, or 7.3%, compared to the same period last year. The annual weighted average interest rate on our debt was 5.0% for 2012, compared to 5.7% for 2011, excluding the amortizations of debt issuance and other costs. Taking into account the amortizations of debt issuance and other costs, the annual weighted average interest rate was 5.5% in 2012 and 6.3% in 2011.

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

Our annual effective tax rate was 35.0% for 2012, compared to 34.7% for 2011. In July 2012 and 2011, the U.K’s government authorized reductions in the corporate income tax rates. This change reduced our deferred tax liability in the U.K. by approximately $1.2 million and $1.0 million in 2012 and 2011, respectively. Our 2012 consolidated tax provision includes the enacted tax rates for our operations in the U.S. Canada and the U.K. See Note 8 to the Consolidated Financial Statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, was $0.2 million and $0.6 million in 2012 and 2011, respectively. Amounts represent our Netherlands operation sold in December 2013 with amounts recast and reflected as a discontinued operation. See Note 18 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive even after capital expenditures for the past five years.

During the past five years, our capital expenditures and acquisitions have been funded by our cash flow from operations and in 2013, we generated free cash flow of $109.4 million. We define free cash flow as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP. We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing businesses, debt service obligations, pay authorized quarterly dividends and strategic acquisitions. (See Item 6, “Free Cash Flow”, for the reconciliation of cash provided by operating activities to free cash flow). We expect this trend to continue in 2014. As our utilization and demand for certain product types increases, we may spend more to meet those demands, as was the case in the U.K. during 2012 and 2013. In addition to free cash flow, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into our $900.0 million Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto. The Credit Agreement provides for a five-year, revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2013, we had $319.3 million of borrowings outstanding and $573.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of December 31, 2013 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Based on the pricing grid at December 31, 2013, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

Senior Notes. At December 31, 2013, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” or the “Senior Notes”). Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year. The $150.0 million outstanding principal balance of the 2015 Notes was fully redeemed on August 2, 2012. We drew upon our Credit Agreement to fund the redemption.

Operating Activities. Net cash provided by operating activities was $116.1 million, compared to $90.9 million in 2012 and $85.0 million in 2011. The $25.2 million increase in cash provided by operating activities in 2013 compared to 2012 was primarily attributable to an increase in net income after giving effect to non-cash items, partially offset by an increase in working capital. The $5.9 million increase in cash provided by operating activities in 2012 compared to 2011 was primarily attributable to an increase in net income after giving effect to non-cash items, partially offset by an increase in working capital. In 2012, working capital was primarily affected by a decrease in accounts payable caused by the timing of scheduled payments compared to the prior year. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2013, we had a federal net operating loss carryforward of approximately $264.1 million and a net deferred tax liability of $209.6 million.

Investing Activities. Net cash used in investing activities was $6.0 million in 2013, compared to $29.4 million in 2012 and $12.8 million in 2011. In 2013, we did not enter into any acquisitions as compared to payments for acquisitions of $3.6 million and $7.8 million in 2012 and 2011, respectively. Cash proceeds from sale of lease fleet units, net of expenditures for our lease fleet was $7.1 million in 2013, compared to net capital expenditures of $14.6 million in 2012, and compared to net cash proceeds of $6.4 million in 2011. Lease fleet capital expenditures in 2013 included modifying and remanufacturing units for higher utilization markets in North America and for units acquired for the U.K. with an increase in demand. Lease fleet capital expenditures decreased in 2013 from 2012 levels as we alternatively invested in our existing fleet through normal repairs and maintenance, which is expensed as incurred. Our capital expenditures for our lease fleet increased in 2012 from 2011 levels as we added lease fleet to higher utilization markets, primarily in the U.K. Proceeds from sale of lease fleet units in 2013 increased 22.5%, compared to 2012 and decreased 18.9% in 2012, compared to 2011. The $36.0 million in proceeds from sale of lease fleet units in 2013 includes a bulk sale to the U.K. military of approximately $4.3 million and approximately $7.8 million from the impaired assets held for sale. Additions to the lease fleet primarily include remanufacturing of prior acquisition units and manufactured steel offices and other steel units for higher utilization markets. During the past several years, we have continued the customization of our fleet, enabling us to differentiate our products from our competitors’ products, and we have complimented our lease fleet by adding steel security offices. Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $13.8 million in 2013, $11.2 million in 2012 and $11.4 million in 2011. The expenditures for property, plant and equipment in 2013 and 2012 were primarily for replacement of our transportation equipment and upgrades to technology equipment. The expenditures for property, plant and equipment in 2011 were primarily for delivery equipment, technology and communication improvements and improvements to our field locations. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We anticipate our near term investing activities will be primarily focused on investments in transportation and technology equipment as well as some remanufacturing of lease fleet units and adding lease fleet in higher utilization markets. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures is the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for replacements to enhance our computer information and communication systems. Our maintenance capital replacements were approximately $8.3 million in 2013, $5.5 million in 2012 and $3.5 million in 2011. In addition, we financed equipment through capital lease obligations of $8.5 million and $0.3 million in 2013 and 2012, respectively.

Financing Activities. Net cash used in financing activities was $110.3 million in 2013, compared to $60.7 million in 2012 and $71.1 million in 2011. In 2013, reductions in our net borrowings under our Credit Agreement were $123.1 million. In 2012, reductions in our net borrowings under our Credit Agreement was $52.8 million, before giving effect to redeeming $150.0 million aggregate principal amount of the 2015 Notes. In connection with the redemption of the 2015 Notes in 2012, we incurred approximately $2.6 million in redemption premiums and incurred financing costs of approximately $8.1 million for the Credit Agreement entered into on February 22, 2012. In 2011, we reduced our net borrowings under our prior credit agreement by $51.7 million in addition to redeeming $22.3 million principal amount of our 9.75% senior notes due 2014. In connection with the redemption of these notes, we incurred approximately $1.1 million in tender premiums. We received $13.8 million, $3.6 million and $5.3 million from the exercises of employee stock options and the related tax benefits in 2013, 2012 and 2011, respectively, and acquired $0.4 million in outstanding common stock. As of December 31, 2013, we had $319.3 million of borrowings outstanding under our Credit Agreement and approximately $573.3 million of additional borrowings were available to us under such agreement.

Hedging Activities. Interest rate swap agreements are the only instruments that we have used to manage our interest rate fluctuations affecting our variable rate debt. We historically have entered into interest rate swap agreements that effectively fixed the interest rate so that the rate is payable based upon a spread from fixed rates, rather than a spread from the LIBOR rate. At December 31, 2013 and December 31, 2012, we did not have any interest rate swap agreements.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $200.0 million aggregate principal amount of the 2020 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years; (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price and (iii) office related equipment. At December 31, 2013, primarily in connection with securing of our insurance policies, we provided certain insurance carriers and others with approximately $7.4 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

The table below provides a summary of our contractual commitments as of December 31, 2013. The operating lease amounts include certain real estate leases that expire in 2014, but have lease renewal options that we currently anticipate to exercise in 2014 at the end of the initial lease period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Revolving credit facility	$319,314	$—	$—	$319,314	$—
Scheduled interest payment obligations under our revolving credit facility(1)	34,880	6,976	13,952	13,952	—
Senior Notes	200,000	—	—	—	200,000
Scheduled interest payment obligations under our Senior Notes(2)	102,375	15,750	31,500	31,500	23,625
Obligations under capital leases	8,781	1,298	2,147	1,976	3,360
Scheduled interest payment obligations under our capital leases(3)	731	178	271	183	99
Operating leases(4)	45,471	16,840	19,631	8,214	786

Total contractual obligations	$711,552	$41,042	$67,501	$375,139	$227,870

(1)	Scheduled interest rate obligations under our revolving credit facility, which is subject to a variable rate of interest, were calculated using our weighted average rate 2.19% at December 31, 2013.
(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 7.875%.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates ranging from 1.8% to 8.1%.
(4)	Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 12 to our Consolidated Financial Statements.

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

Seasonality

Demand from some of our customers is somewhat seasonal. Demand for leases of our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. These retailers usually return these leased units to us in December and early in the following year. This seasonality has historically caused lower utilization rates for our lease fleet during the first quarter of each year.

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

Share-Based Compensation. We account for share-based compensation using the modified-prospective-transition method and recognize the fair-value of share-based compensation transactions in the consolidated statements of income. The fair value of our share-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. We historically had not paid cash dividends and therefore have assumed a 0% dividend rate in 2012. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In the past, we have issued stock options and restricted stock, which we also refer to as nonvested share-awards. For stock options and nonvested share-awards subject solely to service conditions, we recognize expense using the straight-line method. For nonvested share-awards subject to service and performance conditions, we are required to assess the probability that such performance conditions will be met. If the likelihood of the performance condition being met is deemed probable, we will recognize the expense using the accelerated attribution method. In addition, for both stock options and nonvested share-awards, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. We had approximately $15.2 million of total unrecognized compensation costs related to stock options at December 31, 2013 that are expected to be recognized over a weighted average period of 1.7 years and $9.7 million of total unrecognized compensation costs related to nonvested share-awards at December 31, 2013 that are expected to be recognized over a weighted average period 2.6 years. See Note 10 to the Consolidated Financial Statements for a further discussion of share-based compensation.

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

	Years Ended December 31,
	2012	2013
	(In thousands except per share data)
Continuing Operations:
As reported:
Net income	$34,423	$25,224
Diluted EPS	$0.76	$0.55
As adjusted for change in estimates:
Net income	$34,010	$24,818
Diluted EPS	$0.75	$0.54

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

We operate in two reportable segments, North America and the U.K. All of our goodwill was allocated between these two reporting units. At December 31, 2013, North America and the U.K. have goodwill subject to impairment testing. We perform an annual impairment test on goodwill at December 31, 2013. In addition, we perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

In assessing the fair value of the reporting units, we consider both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures, tax payments and discount rates. Each approach is given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2013, management assessed qualitative factors and determined it is more likely than not each of our two reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

Impairment of Long-Lived Assets. Our lease fleet, property, plant and equipment and intangibles with finite lives (those assets resulting from acquisitions) are reviewed for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, whether due to new information or other factors, we may be required to record impairment charges for these assets. Management evaluated its long-lived assets for impairment during the third quarter of 2013 and determined there is no impairment on a held-for-use basis. However, in the second quarter of 2013, with a strategic focus on increasing return on capital and a move toward a rent-ready business model, we conducted an assessment of our lease fleet and rolling stock equipment. Management determined that certain of these units were either non-core to our leasing strategy or were uneconomic to repair. In connection with this evaluation, management determined to place the assets for sale, resulting in a non-cash asset impairment charge on long-lived assets in the second quarter of 2013. See Note 17 to the accompanying Consolidated Financial Statement for a further discussion on the asset impairment. There were no indicators of impairment at December 31, 2013.

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

	Residual Value	Useful Life in Years	2012	2013
	(In thousands except per share data)
Continuing Operations:
As Reported:	55%	30
Net income			$34,423	$25,224
Diluted EPS			$0.76	$0.55
As adjusted for change in estimates:	70%	20
Net income			$34,423	$25,224
Diluted EPS			$0.76	$0.55
As adjusted for change in estimates:	62.5%	25
Net income			$34,423	$25,224
Diluted EPS			$0.76	$0.55
As adjusted for change in estimates:	50%	20
Net income			$28,289	$18,876
Diluted EPS			$0.63	$0.41
As adjusted for change in estimates:	47.5%	35
Net income			$34,423	$25,224
Diluted EPS			$0.76	$0.55
As adjusted for change in estimates:	40%	40
Net income			$34,423	$25,224
Diluted EPS			$0.76	$0.55
As adjusted for change in estimates:	30%	25
Net income			$26,449	$16,972
Diluted EPS			$0.59	$0.37
As adjusted for change in estimates:	25%	25
Net income			$25,222	$15,702
Diluted EPS			$0.56	$0.34

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

Our North America health benefits programs are considered to be self-insured products; however, we buy excess insurance coverage that limits our medical liability exposure on a per individual insured basis. Additionally, our medical program has a limitation on our total aggregate claim exposure and we accrue and reserve to the total projected losses. Our Canadian and U.K. employees are primarily provided medical coverage through their governmental national insurance programs.

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

At December 31, 2013, we had a $1.1 million valuation allowance and $112.4 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet. The majority of the deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management currently believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover these assets. However, given that these federal net operating loss carryforwards that give rise to the deferred tax asset expire over 10 years beginning in 2022, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. As of December 31, 2013, management believes that it is more likely than not that the unreserved portion of these deferred tax assets will be recovered.

Purchase Accounting. We account for acquisitions under the acquisition method. Under the acquisition method of accounting, the price paid by us, is allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the closing date. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets.

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

Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, the FASB issued an amendment to this provision which is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued this accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not anticipate any material impact on our consolidated financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Swap Agreement. At December 31, 2013, we did not have any interest rate swap agreements. In the past, we have entered into derivative financial arrangements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2013:

	At December 31,						Total at December 31,	Total Fair Value at December 31,
	2014	2015	2016	2017	2018	Thereafter	2013	2013
	(In thousands, except percentages)
Debt:
Fixed rate	$1,298	$1,064	$1,083	$978	$998	$203,360	$208,781	$226,081
Average interest rate							7.32%
Floating rate	$—	$—	$—	$319,314	$—	$—	$319,314	$319,314
Average interest rate							2.19%
Operating leases:	$16,840	$11,216	$8,415	$5,617	$2,597	$786	$45,471

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian dollar and operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving line of credit, which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheet of Mobile Mini, Inc. and subsidiaries (Mobile Mini, Inc. or the Company) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, preferred stock and stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2013, as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. at December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mobile Mini, Inc.

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Mini, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2013, except for Note 18 (Discontinued Operation), as to which the date is February 14, 2014

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2012	2013
ASSETS
Cash	$1,780	$1,256
Receivables, net of allowance for doubtful accounts of $2,666 and $2,093 at December 31, 2012 and December 31, 2013, respectively	50,291	53,104
Inventories	19,375	18,744
Lease fleet, net	1,028,773	979,276
Property, plant and equipment, net	80,430	85,153
Assets held for sale	—	980
Deposits and prepaid expenses	6,747	6,116
Other assets and intangibles, net	17,827	13,523
Goodwill	518,308	519,222
Assets of discontinued operation	4,029	—

Total assets	$1,727,560	$1,677,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,109	$18,862
Accrued liabilities	58,362	65,308
Lines of credit	442,391	319,314
Notes payable	310	—
Obligations under capital leases	642	8,781
Senior Notes	200,000	200,000
Deferred income taxes	198,046	209,565
Liabilities of discontinued operation	181	—

Total liabilities	918,041	821,830

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized 48,211 issued and 46,036 outstanding at December 31, 2012 and 48,810 issued and 46,626 outstanding at December 31, 2013	482	488
Additional paid-in capital	522,372	550,387
Retained earnings	343,782	359,778
Accumulated other comprehensive loss	(17,817)	(15,440)
Treasury stock, at cost, 2,175 and 2,184 shares at December 31, 2012 and 2013 respectively	(39,300)	(39,669)

Total stockholders’ equity	809,519	855,544

Total liabilities and stockholders’ equity	$1,727,560	$1,677,374

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2011	2012	2013
Revenues:
Leasing	$314,695	$339,975	$366,286
Sales	41,675	37,759	38,051
Other	2,700	2,162	2,149

Total revenues	359,070	379,896	406,486

Costs and expenses:
Cost of sales	26,149	23,178	25,413
Leasing, selling and general expenses	201,239	218,709	237,567
Merger and restructuring expenses	1,059	7,123	2,402
Asset impairment charge, net	—	—	38,705
Depreciation and amortization	35,432	35,982	35,432

Total costs and expenses	263,879	284,992	339,519

Income from operations	95,191	94,904	66,967
Other income (expense):
Interest income	—	1	1
Interest expense	(46,120)	(37,268)	(29,467)
Debt restructuring expense	(1,334)	(2,812)	—
Deferred financing costs write-off	—	(1,889)	—
Foreign currency exchange loss	(6)	(4)	(2)

Income from continuing operations before provision for income taxes	47,731	52,932	37,499
Provision for income taxes	16,578	18,509	12,275

Income from continuing operations	31,153	34,423	25,224
Loss from discontinued operation, net of tax	(557)	(245)	(1,302)

Net income	30,596	34,178	23,922
Earnings allocable to preferred stockholders	(966)	—	—

Net income available to common stockholders	$29,630	$34,178	$23,922

Earnings per share:
Basic
Income from continuing operations	$0.72	$0.77	$0.55
Loss from discontinued operation	(0.01)	—	(0.02)

Net income	$0.71	$0.77	$0.53

Diluted
Income from continuing operations	$0.70	$0.76	$0.55
Loss from discontinued operation	(0.01)	—	(0.03)

Net income	$0.69	$0.76	$0.52

Weighted average number of common and common share equivalents outstanding:
Basic	41,566	44,657	45,481

Diluted	44,569	45,102	46,096

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended December 31,
	2011	2012	2013
Net income	$30,596	$34,178	$23,922
Other comprehensive income:
Fair value change in derivatives, net of income tax expense of $862 in 2011	1,324	—	—
Foreign currency translation adjustment, net of income tax (benefit) expense of ($56), $64 and $194 in 2011, 2012 and 2013, respectively	(832)	7,987	2,377

Other comprehensive income	492	7,987	2,377

Comprehensive income	$31,088	$42,165	$26,299

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2012 and 2013

(In thousands)

	Preferred Stock		Stockholders’ Equity
	Series A Convertible Preferred Stock		Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	8,191	$147,427	36,787	$390	$349,693	$279,008	$(26,296)	$(39,300)	$563,495
Net income	—	—	—	—	—	30,596	—	—	30,596
Other comprehensive income	—	—	—	—	—	—	492	—	492
Exercise of stock options	—	—	328	3	5,286	—	—	—	5,289
Tax benefit shortfall on equity award transactions	—	—	—	—	(2)	—	—	—	(2)
Preferred stock converted to common stock	(8,191)	(147,427)	8,191	82	147,347	—	—	—	147,429
Restricted stock grants, net	—	—	306	3	(3)	—	—	—	—
Share-based compensation	—	—	—	—	6,615	—	—	—	6,615

Balance, December 31, 2011	—	—	45,612	478	508,936	309,604	(25,804)	(39,300)	753,914
Net income	—	—	—	—	—	34,178	—	—	34,178
Other comprehensive income	—	—	—	—	—	—	7,987	—	7,987
Exercise of stock options	—	—	309	3	3,642	—	—	—	3,645
Tax benefit shortfall on equity award transactions	—	—	—	—	(3)	—	—	—	(3)
Restricted stock grants, net	—	—	115	1	(1)	—	—	—	—
Share-based compensation	—	—	—	—	9,798	—	—	—	9,798

Balance, December 31, 2012	—	—	46,036	482	522,372	343,782	(17,817)	(39,300)	809,519
Net income	—	—	—	—	—	23,922	—	—	23,922
Common stock dividends declared	—	—	—	—	—	(7,926)	—	—	(7,926)
Other comprehensive income	—	—	—	—	—	—	2,377	—	2,377
Exercise of stock options	—	—	647	6	13,812	—	—	—	13,818
Tax benefit shortfall on equity award transactions	—	—	—	—	(837)	—	—	—	(837)
Purchase of treasury stock	—	—	(9)	—	—	—	—	(369)	(369)
Restricted stock grants, net	—	—	(48)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,040	—	—	—	15,040

Balance, December 31, 2013	—	$—	46,626	$488	$550,387	$359,778	$(15,440)	$(39,669)	$855,544

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2012	2013
Cash Flows From Operating Activities:
Net income	$30,596	$34,178	$23,922
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	2,812	—
Deferred financing costs write-off	—	1,889	—
Asset impairment charge, net	—	—	38,217
Provision for doubtful accounts	2,652	2,179	2,160
Amortization of deferred financing costs	4,075	3,217	2,811
Amortization of debt issuance discount	86	49	—
Amortization of long-term liabilities	230	167	169
Share-based compensation expense	6,456	9,575	14,714
Depreciation and amortization	35,665	36,187	35,626
Loss on disposal of discontinued operation	—	—	1,948
Gain on sale of lease fleet units	(13,800)	(11,781)	(9,682)
Loss (gain) on disposal of property, plant and equipment	91	(130)	247
Deferred income taxes	16,067	18,107	11,012
Tax benefit shortfall on equity award transactions	(2)	(3)	(837)
Foreign currency loss	7	5	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,800)	(5,078)	(3,640)
Inventories	(1,242)	1,352	(393)
Deposits and prepaid expenses	1,067	537	653
Other assets and intangibles	(33)	(161)	10
Accounts payable	7,015	(1,884)	337
Accrued liabilities	1,505	(268)	(1,164)

Net cash provided by operating activities	84,969	90,949	116,111

Cash Flows From Investing Activities:
Proceeds from sale of discontinued operation	—	—	677
Cash paid for businesses acquired	(7,783)	(3,563)	—
Additions to lease fleet, excluding acquisitions	(29,824)	(43,934)	(28,826)
Proceeds from sale of lease fleet units	36,201	29,358	35,951
Additions to property, plant and equipment	(11,498)	(12,741)	(15,792)
Proceeds from sale of property, plant and equipment	117	1,497	1,970

Net cash used in investing activities	(12,787)	(29,383)	(6,020)

Cash Flows From Financing Activities:
Net (repayments) borrowings under lines of credit	(51,733)	97,242	(123,076)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—
Redemption of 6.875% senior notes due 2015	—	(150,000)	—
Redemption premiums of 6.875% senior notes due 2015	—	(2,579)	—
Deferred financing costs	—	(8,075)	—
Proceeds from issuance of notes payable	394	398	—
Principal payments on notes payable	(367)	(403)	(310)
Principal payments on capital lease obligations	(1,288)	(947)	(408)
Issuance of common stock	5,289	3,645	13,818
Purchase of treasury stock	—	—	(369)

Net cash used in financing activities	(71,063)	(60,719)	(110,345)

Effect of exchange rate changes on cash	107	(1,770)	(427)

Net increase (decrease) in cash	1,226	(923)	(681)
Cash at beginning of year	1,634	2,860	1,937

Cash at end of year	$2,860	$1,937	$1,256

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$42,683	$35,145	$25,947

Cash paid during the year for income and franchise taxes	$816	$831	$1,114

Interest rate swap changes in value credited to equity	$1,324	$—	$—

Convertible preferred stock conversion into common stock	$147,427	$—	$—

Equipment acquired through capital lease and financing obligations	$—	$300	$8,547

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, its Operations and Summary of Significant Accounting Policies

Organization and Special Considerations

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions. In these notes, the terms “Mobile Mini” and the “Company” refer to Mobile Mini, Inc. At December 31, 2013, Mobile Mini has a fleet of portable storage and office units and operates throughout the U.S., Canada and the U.K. The Company’s portable storage products offer secure, temporary storage with immediate access. The Company has a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. The Company’s customers use its products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods.

Principles of Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Discontinued Operation

In December 2013, the Company sold the subsidiary comprising its Netherlands operation. The Netherlands operation is reflected as discontinued operation for all periods presented and all prior period amounts have been recast to reflect this transaction. See Note 18.

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

Cost of Sales

Cost of sales in the Company’s consolidated statements of income includes only the costs for units it sells. Similar costs associated with the portable storage units that the Company leases are capitalized on its balance sheet under “Lease Fleet”.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

All non-direct-response advertising costs are expensed as incurred. Yellow page advertising is capitalized when paid and amortized over the period in which the benefit is derived. At December 31, 2012 and 2013, prepaid advertising costs were approximately $0.6 million and $0.2 million, respectively. The amortization period of the prepaid balance never exceeds 12 months. Advertising expense was $9.5 million, $12.3 million and $5.8 million in 2011, 2012 and 2013, respectively.

Receivables and Allowance for Doubtful Accounts

Receivables primarily consist of amounts due from customers from the lease or sale of containers throughout the U.S., Canada and the U.K. Mobile Mini records an estimated provision for bad debts through a charge to operations in amounts of its estimated losses expected to be incurred in the collection of these accounts. The Company reviews the provision for adequacy monthly. The estimated losses are based on historical collection experience and evaluation of past-due account agings. Specific accounts are written off against the allowance when management determines the account is uncollectible. The Company requires a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to the Company’s large number of customers spread over a broad geographic area in many industry sectors. No single customer accounts for more than 10.0% of our receivables at December 31, 2012 and 2013. Receivables related to its sales operations are generally secured by the product sold to the customer. Receivables related to its leasing operations are primarily small month-to-month amounts. The Company has the right to repossess leased portable storage units, including any customer goods contained in the unit, following non-payment of rent.

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

Inventories at December 31 consisted of the following:

	2012	2013
	(In thousands)
Raw materials and supplies	$14,587	$16,586
Work-in-process	336	197
Finished portable storage units	4,452	1,961

Inventories(1)	$19,375	$18,744

(1)	Includes an impairment charge of $1.2 million recorded in the second quarter of 2013. (See Note 17).

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. At the end of the second quarter of 2013, management reevaluated the Company’s depreciation policies and modified the useful life and residual values on forklifts, which became effective on July 1, 2013. Estimated residual values do not cause carrying values to exceed net realizable value. The Company’s depreciation expense related to property, plant and equipment for 2011, 2012 and 2013 was $11.7 million, $12.2 million and $12.7 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in leasing, selling and general expenses in the Consolidated Statements of Income.

Property, plant and equipment at December 31 consisted of the following:

	Estimated Useful Life in Years	2012	2013
		(In thousands)
Land		$11,153	$11,124
Vehicles and machinery(1)	5 to 20	90,095	88,686
Buildings and improvements(2)	30	18,308	18,477
Office fixtures and equipment	3 to 5	30,682	33,017

Less accumulated depreciation		(69,808)	(66,151)

Property, plant and equipment, net		$80,430	$85,153

(1)	Includes an impairment charge of $3.9 million recorded in the second quarter of 2013. (See Note 17).
(2)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

Other Assets and Intangibles

Other assets and intangibles primarily represent deferred financing costs and intangible assets from acquisitions of $51.4 million at December 31, 2012 and $51.6 million at December 31, 2013, excluding accumulated amortization of $33.6 million at December 31, 2012 and $38.1 million at December 31, 2013. Deferred financing costs are amortized over the term of the agreement, and intangible assets are amortized on a straight-line basis, typically from five to 20 years, depending on its useful life. Intrinsic values assigned to customer relationships and trade names are amortized on an accelerated basis, typically over 15 years.

The following table reflects balances related to other assets and intangible assets for the years ended December 31:

	2012			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Deferred financing costs	$28,072	$(14,495)	$13,577	$28,072	$(17,306)	$10,766
Customer relationships	21,835	(17,922)	3,913	21,988	(19,530)	2,458
Trade names/trademarks	899	(899)	—	917	(917)	—
Non-compete agreements	175	(97)	78	97	(53)	44
Patents and other	450	(191)	259	532	(277)	255

Total	$51,431	$(33,604)	$17,827	$51,606	$(38,083)	$13,523

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for deferred financing costs was approximately $4.1 million, $3.2 million and $2.8 million in 2011, 2012 and 2013, respectively. In addition, in 2012, the Company wrote off $1.9 million of deferred financing costs related to the redemption of our 6.875% senior notes due 2015 and a portion of deferred financial costs related to our prior credit agreement. The annual amortization of deferred financing costs is expected to be $2.8 million in 2014, $2.8 million in 2015, $2.8 million in 2016, $0.9 million in 2017, $0.5 million in 2018 and $1.0 million thereafter.

Amortization expense for all other intangibles was approximately $3.0 million, $2.2 million and $1.6 million in 2011, 2012 and 2013, respectively. Based on the carrying value at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $1.0 million in 2014, $0.7 million in 2015, $0.5 million in 2016, $0.2 million in 2017, $0.1 million in 2018 and $0.1 million thereafter.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the years ended December 31:

	2011	2012	2013
	(In thousands except per share data)
Historical net income per share:
Numerator:
Income from continuing operations	$31,153	$34,423	$25,224
Loss on discontinued operation, net of tax	(557)	(245)	(1,302)

Net income	30,596	34,178	23,922
Less: Earnings allocable to preferred stockholders	(966)	—	—

Net income available to common stockholders	$29,630	$34,178	$23,922

Basic EPS Denominator:
Common shares outstanding beginning of year	35,565	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended December 31	6,001	225	287

Denominator for basic net income per share	41,566	44,657	45,481

Diluted EPS Denominator:
Common shares outstanding beginning of year	35,565	44,432	45,194
Effect of weighting shares:
Weighted shares issued during the period ended December 31	6,001	225	287
Dilutive effect of stock options and nonvested share-awards during the period ended December 31	663	445	615
Dilutive effect of convertible preferred stock assumed converted during the period ended December 31(1)	2,340	—	—

Denominator for diluted net income per share	44,569	45,102	46,096

Earnings per share:
Basic:
Income from continuing operations	$0.72	$0.77	$0.55
Loss from discontinued operation	(0.01)	—	(0.02)

Net income	$0.71	$0.77	$0.53

Diluted:
Income from continuing operations	$0.70	$0.76	$0.55
Loss from discontinued operation	(0.01)	—	(0.03)

Net income	$0.69	$0.76	$0.52

(1)	The outstanding convertible preferred stock, originally issued in connection with the Mobile Storage Group (“MSG”) acquisition, automatically converted into an aggregate of 8.2 million shares of common stock on April 14, 2011.

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 1.2 million, 0.8 million and 0.5 million shares in 2011, 2012 and 2013, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the years ended December 31:

	2011	2012	2013
	(In thousands)
Stock options	964	1,006	1,741
Nonvested share-awards	12	228	1

	976	1,234	1,742

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long Lived Assets

Mobile Mini reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company did not recognize any impairment losses in the year ended December 31, 2012.

In the second quarter of 2013, with a strategic focus on increasing return on capital and a move toward a rent-ready business model, the Company conducted an assessment of the lease fleet and rolling stock equipment. Management determined that certain of these units were either non-core to their leasing strategy or were uneconomic to repair. In connection with this evaluation, management determined to place the assets for sale, resulting in a non-cash impairment charge on long-lived assets of $37.6 million in the second quarter of 2013. (See Note 17).

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

The Company evaluates goodwill periodically to determine whether events or circumstances have occurred that would indicate goodwill might be impaired. The Company originally had assigned its goodwill to each of its three reporting units (North America, the U.K. and The Netherlands). At December 31, 2013, only North America and the U.K. have goodwill subject to impairment testing. The Company performs an annual impairment test on goodwill at December 31. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. In assessing the fair value of the reporting units, the Company considers both the market and income approaches. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditure, tax payments and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. As of December 31, 2013, management assessed qualitative factors and determined it is more likely than not each of the Company’s reporting units assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

If the two step impairment test is necessary, the Company is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The Company would allocate the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. At December 31, 2013, $450.8 million of the goodwill relates to the North America reporting unit, and $68.4 million relates to the U.K. reporting unit.

The following table shows the activity and balances related to goodwill from January 1, 2012 to December 31, 2013:

Goodwill
(In thousands)
Balance at January 1, 2012(1)	$513,918
Acquisitions	1,169
Foreign currency(2)	3,061
Adjustments(3)	160

Balance at December 31, 2012(1)	518,308
Adjustments	(7)
Foreign currency(2)	921

Balance at December 31, 2013(1)	$519,222

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments related to the U.K. reporting unit.
(3)	Represents adjustments to the fair values originally assigned to assets and liabilities assumed for the acquired businesses in December 2011.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its credit facility, notes payable and capital leases approximate fair value. The fair values of the Company’s revolving credit facility, notes payable and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt, notes payable and capital leases at December 31, 2012 and 2013 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note 2.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” or the “Senior Notes”) is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note 2, as there is not an active market for such notes.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Carrying value	$200,000	$200,000

Fair value	$219,000	$217,300

Deferred Financing Costs

Included in other assets and intangibles are deferred financing costs of approximately $13.6 million and $10.8 million, net of accumulated amortization of $14.5 million and $17.3 million, at December 31, 2012 and 2013, respectively. Costs of obtaining long-term financing, including the Company’s Credit Agreement (as defined below) (See Note 4), are amortized over the term of the related debt, using the straight-line method. Amortizing the deferred financing costs using the straight-line method approximates the effective interest method.

Derivatives

In the normal course of business, the Company’s operations are exposed to fluctuations in interest rates. The Company historically addressed a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings.

The Company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company may enter into interest rate swap agreements that convert its floating rate debt to a fixed-rate, which are typically designated as cash flow hedges. Interest expense on the notional amounts under these agreements is accrued using the fixed rates identified in the swap agreements. At December 31, 2012 and 2013, the Company did not have any interest rate swap agreements.

Share-Based Compensation

At December 31, 2013, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans. Stock option awards under these plans are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. Each outstanding option must expire no more than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and a half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, then the expense is recognized using the accelerated attribution method.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses the modified prospective method and does not recognize a deferred tax asset for any excess tax benefit that has not been realized related to stock-based compensation deductions. The Company adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, the Company’s net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In 2012 and 2013, there were $1.3 million and $4.2 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once the Company’s net operating loss carryforward is utilized, these aggregate excess tax benefits, totaling $14.2 million, may be recognized in additional paid-in capital.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued this accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and does not anticipate any material impact on its consolidated financial statements and disclosures.

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

Level 1 —	Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 —	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2012 and 2013, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

(3) Lease Fleet

Mobile Mini’s lease fleet primarily consists of remanufactured, modified and manufactured steel storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the units’ estimated useful life, after the date the Company put the unit in service, and are depreciated down to their estimated residual values. The Company’s depreciation policy on its steel units uses an estimated useful life of 30 years with an estimated residual value of 55%. Wood mobile office units are depreciated over 20 years down to a 50% residual value. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years to a 20% residual value. Van trailers and other non-core assets are typically only added to the fleet in connection with acquisitions of portable storage businesses. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience. The Company’s depreciation expense related to its lease fleet for 2011, 2012 and 2013 was $20.9 million, $21.6 million and $21.2 million, respectively. At December 31, 2012 and 2013, all of the Company’s lease fleet units were pledged as collateral under the Credit Agreement. Normal repairs and maintenance to the portable storage containers and mobile office units are expensed as incurred.

Lease fleet at December 31 consisted of the following:

	2012	2013
	(In thousands)
Steel storage containers	$628,370	$600,475
Offices	549,055	538,906
Van trailers	2,973	2,119
Other	3,290	3,809

	1,183,688	1,145,309
Accumulated depreciation	(154,915)	(166,033)

Lease fleet, net(1)	$1,028,773	$979,276

(1)	Includes an impairment charge of $33.7 million recorded in the second quarter of 2013. (See Note 17).

(4) Lines of Credit

On February 22, 2012, the Company entered into a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and all amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of its assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of December 31, 2013, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of December 31, 2013 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

The weighted average interest rate under the lines of credit was approximately 2.5% in 2012 and 2.2% in 2013. The average outstanding balance was approximately $391.4 million and $386.6 million during 2012 and 2013, respectively. In 2012, the Company redeemed $150.0 million aggregate principal amount of 6.875% senior notes due 2015 by drawing down funds under the Credit Agreement. At December 31, 2013 the Company had approximately $319.3 million of borrowings outstanding and $573.3 million additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

(5) Notes Payable

Notes payable at December 31 consisted of the following:

2012
(In thousands)
Notes payable to financial institution, interest at 3.6% payable in fixed monthly installments, matured September 2013, unsecured	$310

Total	$310

(6) Obligations Under Capital Leases

At December 31, 2012 and 2013, obligations under capital leases for certain transportation, technology and office related equipment were $0.6 million and $8.8 million, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term. The leases have been capitalized using interest rates ranging from approximately 1.8% to 8.1%. The leases are secured by the equipment under lease. Assets recorded under capital lease obligations totaled approximately $2.8 million as of December 31, 2012 and $10.2 million as of December 31, 2013. Related accumulated amortization totaled approximately $1.4 million as of December 31, 2012 and $1.1 million as of December 31, 2013. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

Future minimum capital lease payments at December 31, 2013 are as follows (in thousands):

2014	$1,476
2015	1,209
2016	1,209
2017	1,079
2018	1,080
Thereafter	3,459

Total	9,512
Amount representing interest	(731)

Present value of minimum lease payments	$8,781

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7) Debt Issuances

On November 23, 2010, the Company issued $200.0 million aggregate principal amount of the 2020 Notes. The 2020 Notes were issued by the Company at an initial offering price of 100% of their face value. The 2020 Notes have a ten-year term and mature on December 1, 2020 and bear interest at a rate of 7.875% per year. Interest is payable semiannually in arrears on June 1 and December 1 of each year. The 2020 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by all of our domestic subsidiaries.

Future Debt Obligations

The scheduled maturity for debt obligations under Mobile Mini’s Credit Agreement, obligations under capital leases and Senior Notes for balances outstanding at December 31, 2013 are as follows (in thousands):

2014	$1,298
2015	1,064
2016	1,083
2017	320,292
2018	998
Thereafter	203,360

Total	$528,095

(8) Income Taxes

Income before taxes from continuing operations for the years ended December 31 consisted of the following:

	2011	2012	2013
	(In thousands)
U.S.	$40,948	$44,157	$30,528
Foreign	6,783	8,775	6,971

	$47,731	$52,932	$37,499

The provision for income taxes from continuing operations for the years ended December 31 consisted of the following:

	2011	2012	2013
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	427	388	934
Foreign	—	—	—

	427	388	934

Deferred:
U.S. Federal	13,894	15,419	11,483
State	1,517	1,553	1,100
Foreign	740	1,149	(1,242)

	16,151	18,121	11,341

	$16,578	$18,509	$12,275

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the net deferred tax liability at December 31 are approximately as follows:

	2012	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$115,632	$94,346
Deferred revenue and expenses	10,240	11,280
Accrued compensation and other benefits	1,679	1,411
Allowance for doubtful accounts	894	615
Other	2,954	4,745

Total deferred tax assets	131,399	112,397
Valuation allowance	(1,126)	(1,126)

Net deferred tax assets	130,273	111,271

Deferred tax liabilities:
Accelerated tax depreciation	(313,595)	(302,597)
Accelerated tax amortization	(10,335)	(13,474)
Other	(4,389)	(4,765)

Total deferred tax liabilities	(328,319)	(320,836)

Net deferred tax liabilities	$(198,046)	$(209,565)

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is Mobile Mini’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $20.1 million and $25.5 million as of December 31, 2012 and 2013, respectively. A net deferred tax liability of approximately $14.4 million and $14.4 million related to the Company’s U.K. operations has been combined with the net deferred tax liabilities of its U.S. operations in the Consolidated Balance Sheets at December 31, 2012 and 2013, respectively. A reconciliation of the U.S. federal statutory rate to Mobile Mini’s effective tax rate for the years ended December 31 is as follows:

	2011	2012	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.5	3.5
Nondeductible expenses and other	0.2	1.4	1.4
Adjustment of net deferred tax liability for enacted tax rate change	(1.8)	(2.1)	(4.9)
Foreign rate differential	(2.2)	(2.8)	(2.3)

	34.7%	35.0%	32.7%

At December 31, 2013, Mobile Mini had U.S. federal net operating loss carryforwards on its federal tax return of approximately $264.1 million, which expire if unused from 2022 to 2031. At December 31, 2013, the Company had net operating loss carryforwards on the various states’ tax returns in which it operates totaling $154.8 million, which expire if unused from 2014 to 2031. At December 31, 2012 and 2013, the Company’s net operating losses carrying forward for tax return purposes include $10.1 million and $14.2 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryforward. Additional paid in capital will be increased by an equivalent amount if and when such excess tax benefits are realized. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. Accelerated tax amortization primarily relates to amortization of goodwill for income tax purposes.

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

The Company files U.S. federal tax returns, U.S. state tax returns, and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, the Company’s tax years for 2010, 2011 and 2012 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2014, 2015 and 2016, respectively. No reserves for uncertain income tax positions have been recorded. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2013, the U.K.’s government authorized another reduction in the corporate income tax rate from the statutory rate of 23%, authorized in 2012, to 20%. In July 2012, the U.K.’s government reduced the corporate income tax rate from the statutory rate of 25% to 23%. These rate reductions only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.2 million and $1.9 million in 2012 and 2013, respectively. The tax reductions are reflected at the enacted rate in effect at the estimated date such amounts will be payable. The benefit of these rate changes is included in the 2012 and 2013 tax provisions.

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

Mobile Mini paid income taxes of approximately $0.8 million in 2011 and 2012 and $1.1 million in 2013. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(9) Transactions with Related Persons

There are no related persons transactions requiring disclosure since Mobile Mini’s former President and Chief Executive Officer departed the Company in December 2012. The terms of our former related persons lease agreements remain in effect and have been reviewed and approved by the independent directors who comprise a majority of the members of the Company’s Board of Directors. It is Mobile Mini’s intention not to enter into any related person transactions.

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

The Company also grants certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before discontinued operation, net of tax, interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense, including any write-off of deferred financing costs, and further adjusted for specific transactions, including non-cash share-based compensation expense, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 60% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met. There was no adjustment in the past three years to reflect any underperformance for share-based compensation expense related to nonvested share-awards with vesting subject to performance conditions.

Share-based payment expense related to the vesting of options and nonvested share-awards was approximately $6.5 million, $9.6 million and $14.7 million for 2011, 2012 and 2013, respectively. As of December 31, 2013, total unrecognized compensation cost related to stock option awards was approximately $15.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years. As of December 31, 2013, the unrecognized compensation cost related to nonvested share-awards was approximately $9.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized from the exercise of stock options (excess tax benefits) are classified as financing cash flows. As of December 31, 2013, the Company had no tax benefits arising from tax deductions in excess of the compensation cost recognized because the benefit has not been “realized” given that the Company currently has net operating loss carryforwards and follows the with-and-without approach with respect to the ordering of tax benefits realized.

The following table summarizes the Company’s share-based compensation for the years ending December 31:

	2011	2012	2013
	(In thousands)
Share-based compensation expense included in:
Leasing, selling and general expenses	$6,438	$7,151	$13,956
Merger and restructuring expenses	—	2,424	758
Loss from discontinued operation, net of tax	18	—	—

Share-based compensation expense	6,456	9,575	14,714
Amount capitalized	159	223	326

Total share-based compensation	$6,615	$9,798	$15,040

The following table summarizes the activities under the Company’s stock option plans for the years ended December 31 (share amounts in thousands):

	2011		2012		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,618	$17.84	1,394	$18.39	1,099	$20.02
Granted	351	18.17	65	21.13	2,214	31.26
Canceled/Expired	(247)	17.46	(51)	26.61	(147)	15.90
Exercised	(328)	16.12	(309)	11.81	(647)	21.35

Options outstanding, end of year	1,394	$18.39	1,099	$20.02	2,519	$29.80

Options exercisable, end of year	847	$18.16	755	$20.42	193	$21.51

Options and awards available for grant, end of year	1,545		1,361		3,239

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	1,223	$16.51
Awarded	374	17.08
Released	(348)	17.22
Forfeited	(69)	21.24

Nonvested at December 31, 2011	1,180	$16.20
Awarded	261	19.67
Released	(453)	16.05
Forfeited	(145)	16.77

Nonvested at December 31, 2012	843	$17.27
Awarded	153	30.21
Released	(252)	19.15
Forfeited	(202)	15.64

Nonvested at December 31, 2013	542	$20.65

The total fair value of nonvested share-awards vested in 2012 and 2013 were $7.3 million and $4.8 million, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock option activity, as of December 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding	2,519	$29.80	8.86	$28,672
Vested and expected to vest	2,409	$29.75	8.85	$27,523
Exercisable	193	$21.51	5.54	$3,793

The aggregate intrinsic value of options exercised during the period ended December 31, 2011, 2012 and 2013 was $0.8 million, $2.7 million and $9.0 million, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following are the key assumptions used for the period noted:

	2012	2013
Risk-free interest rate	0.8%	0.7% – 1.5%
Expected life of the options (years)	6.0	6.0 – 7.0
Expected stock price volatility	41.8%	41.1% – 46.3%
Expected dividend rate	0.0%	0.0% – 1.8%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options and volatility rates are based on our historical data. Historically, we had not paid cash dividends and therefore have assumed a zero dividend rate in 2012.

The weighted average fair value of stock options granted was $6.84, $8.56 and $10.59 for the period ended December 31, 2011, 2012 and 2013, respectively.

(11) Benefit Plans

Stock Option and Equity Incentive Plans

In August 1999, the Company’s Board of Directors approved the Mobile Mini, Inc. 1999 Stock Option Plan (the “1999 Plan”), which expired (with respect to granting additional options) in August 2009. As of December 31, 2013, there were outstanding options to acquire 0.1 million shares under the 1999 Plan. The plan and amendments were approved by the stockholders at annual meetings. Awards granted under the 1999 Plan may be incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options or shares of restricted stock awards. Incentive stock options may be granted to the Company’s officers and other employees. Nonstatutory stock options may be granted to directors and employees, and to non-employee service providers and nonvested share-awards may be made to officers and other employees.

In February 2006, Mobile Mini’s Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) that was subsequently approved by the stockholders at the Company’s 2006 Annual Meeting. At the Annual Stockholders’ Meeting in June 2009, the stockholders approved an amendment to the 2006 Plan to increase the maximum number of shares that could be issued by an additional 3.0 million shares. In July 2013, the stockholders at the 2013 Annual Shareholders’ Meeting approved an amendment to the 2006 Plan to increase the maximum number of shares that could be issued by an additional 2.0 million shares. The 2006 Plan is an “omnibus” stock plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2006 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. The 2006 Plan, as amended, has reserved 6.2 million shares of common stock for issuance. As of December 31, 2013, there were outstanding options to acquire 0.5 million shares under the 2006 Plan.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The plans are administered by the Compensation Committee of Mobile Mini’s Board of Directors. The Compensation Committee is comprised of independent directors. They determine whether options will be granted, whether options will be incentive stock options, nonstatutory option, restricted stock, or performance stock, which officers, employees and service providers will be granted options, the vesting schedule for options and the number of options to be granted. Each outstanding option must expire no more than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from 3 to 4.5 years. Each non-employee director serving on the Company’s Board of Directors receives an automatic award of shares of Mobile Mini’s common stock equivalent to $82,500, or $120,000 for the Chairman of the Board, based on the closing price of the Company’s common stock on August 1 of that year, or the following trading day if August 1 is not a trading day. These awards vest 100% when granted.

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

In 2005, the Company began awarding nonvested share-awards under the existing share-based compensation plans. These nonvested share-awards vest in equal annual installments on each of the first four or five annual anniversaries of the award date, unless the person to whom the award was made is not then employed by Mobile Mini (or one of its subsidiaries). In 2013, the Company awarded certain of its officers performance based stock options. The Company did not grant performance based shares in 2012. If employment terminates, the shares are forfeited by the former employee.

401(k) and Retirement Plans

In 1995, the Company established a contributory retirement plan in the U.S., the 401(k) Plan, covering eligible employees. The 401(k) Plan is designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may annually contribute a fixed amount or a percentage of his or her salary, not to exceed the statutory limit. Mobile Mini may make a qualified non-elective contribution in an amount it determines. Under the terms of the 401(k) Plan, Mobile Mini may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of their funds among certain named plans. Mobile Mini contributes 25% of its employees’ contributions up to an annual maximum of $1 thousand per employee. The Company has a Registered Retirement Savings Plan regulated by Canadian law, where the Company makes matching contributions to its Canadian employees.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In The Netherlands, the Company’s employees were covered by a defined contribution program. All employees became eligible after one month of employment. The Company contributed between 3.0% and 28.1% of the employees’ pensionable salary, depending on the employee’s age, and employees contributed 3.0% of their pensionable salary. The administrative costs for this plan were deducted by the administrative agent from the contributions and the investment earnings.

Mobile Mini did not make any contributions to the retirement plan in the U.S. in 2011. The Company resumed making contributions to the U.S. retirement plan in 2012.

Mobile Mini made contributions to the Canadian and U.K. plans of approximately $0.3 million in 2011 and to the U.S., Canadian and U.K. plans of approximately $0.4 million and $0.5 million in 2012 and 2013, respectively. The Company incurred approximately $30,500, $27,500 and $27,000 in 2011, 2012 and 2013, respectively, for administrative costs for these programs.

(12) Commitments and Contingencies

Leases

The Company leases its corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $18.5 million, $20.7 million and $21.2 million for the years ended December 31, 2011, 2012 and 2013, respectively.

As of December 31, 2013, contractual commitments associated with lease obligations are as follows:

	Operating Lease Commitments	Restructuring Related Lease Commitments	Restructuring Sub-lease Income	Total
	(In thousands)
2014	$16,075	$1,450	$(685)	$16,840
2015	10,743	651	(178)	11,216
2016	8,132	465	(182)	8,415
2017	5,355	417	(155)	5,617
2018	2,291	306	—	2,597
Thereafter	760	26	—	786

Total	$43,356	$3,315	$(1,200)	$45,471

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2013, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 15 for a further discussion on restructuring related commitments.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s worker’s compensation, auto and general liability insurance are purchased under large deductible programs. The Company’s current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. The Company expenses the deductible portion of the individual claims. However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which it must make an accrual for the deductible expense. The Company makes these accruals based on a combination of the claims development experience of its staff and its insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, the Company’s assumptions will change as its loss experience is developed. All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses and the Company may be required in the future to increase or decrease amounts previously accrued. Under the Company’s various insurance programs, it has collective reserves recorded in accrued liabilities of $5.1 million and $3.8 million at December 31, 2012 and 2013, respectively.

As of December 31, 2013, in connection with the issuance of our insurance policies, Mobile Mini has provided its various insurance carriers approximately $7.4 million in letters of credit.

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

(13) Stockholders’ Equity

Dividends

On November 6, 2013, the Company’s Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend to all the Company’s common stockholders and declared the first quarterly cash dividend of $0.17 per share of common stock, payable on March 20, 2014 to the stockholders of record as of the close of business on March 6, 2014. Each future quarterly dividend payment is subject to review and approval by the Board. In addition, the Company’s Credit Agreement contains restrictions on the declaration and payment of dividends.

Treasury stock

On November 6, 2013, the Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. As of December 31, 2013, no shares were repurchased under this program.

In the fourth quarter of 2013, the Company withheld 9,530 shares of restricted stock awards to certain officers upon vesting of restricted stock to satisfy minimum tax withholding obligations.

(14) Acquisitions

The Company enters new markets in one of three ways: (i) a new fully staffed location start-up, (ii) through acquiring a business consisting of the portable storage assets and related leases of other companies, or (iii) by establishing new start-up locations that does have all the overhead associated with a fully-staffed location. An acquisition generally provides the Company with cash flow which enables the Company to immediately cover the overhead cost at a new location. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small locations either as part of multi-market acquisitions or in order to increase the Company’s operating margins at those locations.

In the first quarter of 2012, Mobile Mini acquired the portable storage assets and assumed certain liabilities of a business based in Calgary, Canada, which became part of its Calgary location. This acquisition was effected pursuant to an asset purchase agreement. The Company did not acquire any businesses in 2013.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the assets acquired and liabilities assumed has been allocated in the aggregate as follows at December 31, 2013 (in thousands):

Tangible assets	$2,245
Intangible assets:
Customer lists	112
Non-compete agreements	25
Goodwill	1,169
Other	12

Total purchase price	$3,563

(15) Merger and Restructuring Costs

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

The following table details accrued merger and restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2011, 2012 and 2013:

	Severance and Benefits	Lease Abandonment Costs	Acquisition Integration	Total
	(In thousands)
Accrued obligations as of January 1, 2011	$—	$3,807	$—	$3,807
Integration, merger and restructuring expense	690	—	369	1,059
Cash paid	(690)	(1,678)	(369)	(2,737)

Accrued obligations as of December 31, 2011	—	2,129	—	2,129
Integration, merger and restructuring expense	5,976	1,007	140	7,123
Cash paid	(3,433)	(1,566)	(140)	(5,139)

Accrued obligations as of December 31, 2012	2,543	1,570	—	4,113
Integration, merger and restructuring expense	1,787	475	140	2,402
Cash paid	(3,717)	(982)	(140)	(4,839)

Accrued obligations as of December 31, 2013	$613	$1,063	$—	$1,676

All accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in merger and restructuring expense for the year ended December 31:

	2011	2012	2013
	(In thousands)
Severance and benefits	$690	$5,976	$1,787
Lease abandonment costs	—	1,007	475
Merger costs	369	140	140

Merger and restructuring expenses	$1,059	$7,123	$2,402

(16) Segment Reporting

The Company has operations in North America and the U. K. The Company’s operating segments are similarly defined geographically. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. Financial results are aggregated into two reportable segments, North America and the U.K., based on quantitative thresholds. As discussed in Note 18 below, the Company’s Netherlands operation, which was previously presented as part of the Europe segment, is now presented within discontinued operation and prior period segment results have been recast. All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and consolidated EPS.

The following tables set forth certain information regarding each of the Company’s segments for the years ended December 31:

	2011	2012	2013
	(In thousands)
Revenues:
North America:
Leasing	$259,825	$278,330	$299,676
Sales	37,841	33,845	29,808
Other	2,434	1,901	1,768

Total North America (1)	300,100	314,076	331,252

U.K.:
Leasing	54,870	61,645	66,610
Sales	3,835	3,914	8,242
Other	265	261	382

Total U.K.	58,970	65,820	75,234

Total Revenue	$359,070	$379,896	$406,486

Depreciation and amortization:
North America	$28,606	$28,359	$28,614
U.K.	6,826	7,623	6,818

Total depreciation and amortization	$35,432	$35,982	$35,432

Operating income:
North America	$85,121	$82,825	$58,875
U.K.	10,070	12,079	8,092

Total operating income	$95,191	$94,904	$66,967

Interest expense:
North America	$44,237	$35,423	$28,348
U.K.	1,883	1,845	1,119

Total interest expense	$46,120	$37,268	$29,467

Income tax provision:
North America	$15,504	$17,234	$12,258
U.K.	1,074	1,275	17

Total income tax provision	$16,578	$18,509	$12,275

(1)	Includes revenues in the United States of $296.6 million, $307.1 million and $324.9 million for the fiscal years 2011, 2012 and 2013, respectively.

The tables below represent the Company’s long-lived assets which consist of lease fleet and property, plant and equipment.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets:

	2011	2012	2013
	(In thousands)
North America(1)	$953,251	$947,074	$902,183
U.K.	142,200	162,129	162,246

Total long-lived assets	$1,095,451	$1,109,203	$1,064,429

(1)	Includes long-lived assets of $936.5 million, $928.2 million and $884.3 million in the United States for the fiscal years 2011, 2012 and 2013, respectively.

(17) Assets Held for Sale

In the second quarter of 2013, the Company conducted field inspections of lease fleet units and other assets. A review was performed to determine the economic feasibility to repair certain assets. The analysis included the determination of fair market value of those assets using a cash flow analysis, less the cost of liquidation, and the current net carrying value. The Company’s senior management reviewed the analysis, the fair value of the assets, the current economy, along with present and projected utilization levels, and determined to place the assets for sale that were deemed to be either non-core to the Company’s leasing strategy or uneconomic to repair. The Company plans to sell the remainder of these assets by the end of the second quarter 2014. In connection with this action, the Company recorded an asset impairment charge of $40.2 million in the second quarter of 2013, of which $39.6 million was non-cash. Realized gains and losses resulting from the subsequent sale of these assets are recorded as a decrease or an increase to the original impairment charge in the statements of income and the proceeds associated with the disposal of these assets, excluding inventories, is recorded as investing activities in statements of cash flows.

The following table sets forth the information on the assets classified as held for sale and the subsequent changes to the assets’ fair value for the six-month period ended December 31, 2013:

	North America	U.K.	Total
Balance at June 30, 2013	$6,877	$1,434	$8,311
Sale proceeds	(7,339)	(1,525)	(8,864)
Recovery, net (1)	1,394	138	1,532
Other changes, net	(17)	39	22
Effect of exchange rate changes	(11)	(10)	(21)

Balance at December 31, 2013	$904	$76	$980

(1)	Net gains realized from the sale of assets held for sale.

(18) Discontinued Operation

In December 2013, the Company entered into a share sale and purchase agreement with Caru Group B.V. to sell Mobile Mini Holding B.V., comprising the Company’s Netherlands operation. In connection with this transaction, the Company recorded a $1.2 million after-tax loss on the sale in 2013. The transaction closed on December 31, 2013, and the Company received proceeds of $0.7 million in January 2014.

The results of operations of our Netherlands business are reported within discontinued operation in the consolidated financial statements and prior period amounts have been recast. The segment results in Note 16, the selected condensed quarterly financial data in Note 19 and the condensed consolidating statements in Note 20 also reflect the reclassification of the Company’s Netherlands operation to discontinued operation.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the assets and liabilities of The Netherlands as of December 31:

2012
(In thousands)
Assets:
Cash	$157
Accounts receivable, net	353
Lease fleet, net	2,816
Property plant and equipment, net	392
Other assets	311

Total assets of discontinued operation	$4,029

Liabilities:
Accounts payable, accrued liabilities and other	$181

Total liabilities of discontinued operation	$181

Net assets of discontinued operation	$3,848

Summarized results of the Company’s Netherlands operation are as follows:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Revenues	$2,244	$1,363	$1,895
Loss from operations, including loss on disposition of $1.9 million	(593)	(216)	(2,101)
Other expenses	(82)	(72)	(64)
Income tax benefit	118	43	863

Loss from discontinued operation, net of tax	$(557)	$(245)	$(1,302)

Summarized results of The Netherlands cash flow activities are as follows:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net cash used in operating activities	$(157)	$(466)	$(861)
Net cash provided by (used in) investing activities	$678	$(95)	$896

(19) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2012 and 2013. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

On December 31, 2013, the Company sold its Netherlands operation, and as a result, this operation is reflected as a discontinued operation for all periods presented in the tables below.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)
2012
Leasing	$78,244	$81,733	$88,585	$91,413
Total revenues	88,479	92,968	98,603	99,846
Gross profit on sales	3,889	4,157	3,619	2,916
Income from operations	19,853	21,932	27,229	25,890
Income from continuing operations	5,312	7,384	10,429	11,298
Earnings per share:
Basic	0.12	0.16	0.23	0.25
Diluted	0.12	0.16	0.23	0.25
Net income	5,210	7,312	10,398	11,258

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)
2013
Leasing	$84,875	$88,032	$95,559	$97,820
Total revenues	97,512	97,135	105,040	106,799
Gross profit on sales	3,745	3,142	2,977	2,774
Income from operations	27,012	(15,006)	27,001	27,960
Income from continuing operations	12,119	(14,319)	14,332	13,092
Earnings per share:
Basic	0.27	(0.32)	0.31	0.29
Diluted	0.26	(0.31)	0.31	0.28
Net income	12,042	(14,381)	14,303	11,958

(20) Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$1,009	$771	$—	$1,780
Receivables, net	34,708	15,583	—	50,291
Inventories	17,263	2,161	(49)	19,375
Lease fleet, net	867,295	161,478	—	1,028,773
Property, plant and equipment, net	60,904	19,526	—	80,430
Deposits and prepaid expenses	5,296	1,451	—	6,747
Other assets and intangibles, net	15,874	1,953	—	17,827
Goodwill	445,138	73,170	—	518,308
Intercompany	140,958	27,383	(168,341)	—
Assets of discontinued operation	—	4,029	—	4,029

Total assets	$1,588,445	$307,505	$(168,390)	$1,727,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,331	$7,778	$—	$18,109
Accrued liabilities	52,854	5,508	—	58,362
Lines of credit	395,613	46,778	—	442,391
Notes payable	310	—	—	310
Obligations under capital leases	642	—	—	642
Senior Notes	200,000	—	—	200,000
Deferred income taxes	184,430	14,465	(849)	198,046
Intercompany	7,473	(2,552)	(4,921)	—
Liabilities of discontinued operation	—	181	—	181

Total liabilities	851,653	72,158	(5,770)	918,041

Commitments and contingencies
Stockholders’ equity:
Common stock	482	18,434	(18,434)	482
Additional paid-in capital	522,372	144,985	(144,985)	522,372
Retained earnings	253,238	89,745	799	343,782
Accumulated other comprehensive loss	—	(17,817)	—	(17,817)
Treasury stock, at cost	(39,300)	—	—	(39,300)

Total stockholders’ equity	736,792	235,347	(162,620)	809,519

Total liabilities and stockholders’ equity	$1,588,445	$307,505	$(168,390)	$1,727,560

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$(190)	$1,446	$—	$1,256
Receivables, net	35,378	17,726	—	53,104
Inventories	16,855	1,889	—	18,744
Lease fleet, net	817,945	161,331	—	979,276
Property, plant and equipment, net	66,376	18,777	—	85,153
Assets held for sale	800	180	—	980
Deposits and prepaid expenses	4,711	1,405	—	6,116
Other assets and intangibles, net	12,236	1,287	—	13,523
Goodwill	445,131	74,091	—	519,222
Intercompany	153,885	32,560	(186,445)	—

Total assets	$1,553,127	$310,692	$(186,445)	$1,677,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,334	$8,528	$—	$18,862
Accrued liabilities	58,595	6,713	—	65,308
Lines of credit	307,008	12,306	—	319,314
Obligations under capital leases	8,781	—	—	8,781
Senior Notes	200,000	—	—	200,000
Deferred income taxes	196,164	14,390	(989)	209,565
Intercompany	—	134	(134)	—

Total liabilities	780,882	42,071	(1,123)	821,830

Commitments and contingencies
Stockholders’ equity:
Common stock	488	18,436	(18,436)	488
Additional paid-in capital	550,387	167,730	(167,730)	550,387
Retained earnings	261,039	97,895	844	359,778
Accumulated other comprehensive loss	—	(15,440)	—	(15,440)
Treasury stock, at cost	(39,669)	—	—	(39,669)

Total stockholders’ equity	772,245	268,621	(185,322)	855,544

Total liabilities and stockholders’ equity	$1,553,127	$310,692	$(186,445)	$1,677,374

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$256,584	$58,111	$—	$314,695
Sales	37,632	4,043	—	41,675
Other	2,408	292	—	2,700

Total revenues	296,624	62,446	—	359,070

Costs and expenses:
Cost of sales	23,335	2,814	—	26,149
Leasing, selling and general expenses	159,315	41,924	—	201,239
Merger and restructuring expenses	1,059	—	—	1,059
Depreciation and amortization	28,240	7,192	—	35,432

Total costs and expenses	211,949	51,930	—	263,879

Income from operations	84,675	10,516	—	95,191
Other income (expense):
Interest income	517	—	(517)	—
Interest expense	(43,676)	(2,961)	517	(46,120)
Dividend income	881	—	(881)	—
Debt restructuring expense	(1,334)	—	—	(1,334)
Foreign currency exchange	—	(6)	—	(6)

Income from continuing operations before provision for income taxes	41,063	7,549	(881)	47,731
Provision for income taxes	15,703	934	(59)	16,578

Income from continuing operations	25,360	6,615	(822)	31,153
Loss from discontinued operation, net of tax	—	(557)	—	(557)

Net income	$25,360	$6,058	$(822)	$30,596

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$272,530	$67,445	$—	$339,975
Sales	32,794	4,965	—	37,759
Other	1,871	291	—	2,162

Total revenues	307,195	72,701	—	379,896

Costs and expenses:
Cost of sales	19,836	3,342	—	23,178
Leasing, selling and general expenses	170,240	48,469	—	218,709
Merger and restructuring expenses	6,755	368	—	7,123
Depreciation and amortization	27,784	8,198	—	35,982

Total costs and expenses	224,615	60,377	—	284,992

Income from operations	82,580	12,324	—	94,904
Other income (expense):
Interest income	591	—	(590)	1
Interest expense	(34,624)	(3,234)	590	(37,268)
Dividend income	865	—	(865)	—
Debt restructuring expense	(2,812)	—	—	(2,812)
Deferred financing costs write-off	(1,889)	—	—	(1,889)
Foreign currency exchange	—	(4)	—	(4)

Income from continuing operations before provision for income taxes	44,711	9,086	(865)	52,932
Provision for income taxes	17,448	1,153	(92)	18,509

Income from continuing operations	27,263	7,933	(773)	34,423
Loss from discontinued operation, net of tax	—	(245)	—	(245)

Net income	$27,263	$7,688	$(773)	$34,178

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$27,263	$7,688	$(773)	$34,178
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense of $64	—	7,987	—	7,987

Other comprehensive income	—	7,987	—	7,987

Comprehensive income	$27,263	$15,675	$(773)	$42,165

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$293,878	$72,408	$—	$366,286
Sales	29,310	8,741	—	38,051
Other	1,751	398	—	2,149

Total revenues	324,939	81,547	—	406,486

Costs and expenses:
Cost of sales	18,784	6,629	—	25,413
Leasing, selling and general expenses	185,834	51,733	—	237,567
Merger and restructuring expenses	2,140	262	—	2,402
Asset impairment charge, net	32,156	6,549	—	38,705
Depreciation and amortization	28,084	7,348	—	35,432

Total costs and expenses	266,998	72,521	—	339,519

Income from operations	57,941	9,026	—	66,967
Other income (expense):
Interest income	250	—	(249)	1
Interest expense	(27,726)	(1,990)	249	(29,467)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(2)	—	(2)

Income from continuing operations before provision for income taxes	30,739	7,034	(274)	37,499
Provision for income taxes	12,355	(35)	(45)	12,275

Income from continuing operations	18,384	7,069	(229)	25,224
Loss from discontinued operation, net of tax	(1,229)	(73)	—	(1,302)

Net income	$17,155	$6,996	$(229)	$23,922

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$17,155	$6,996	$(229)	$23,922
Other comprehensive income:
Foreign currency translation adjustment, net of income tax benefit of $194	—	2,377	—	2,377

Other comprehensive income	—	2,377	—	2,377

Comprehensive income	$17,155	$9,373	$(229)	$26,299

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$25,360	$6,058	$(822)	$30,596
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	1,334	—	—	1,334
Provision for doubtful accounts	2,018	634	—	2,652
Amortization of deferred financing costs	4,022	53	—	4,075
Amortization of debt issuance discount	86	—	—	86
Amortization of long-term liabilities	213	17	—	230
Share-based compensation expense	5,949	507	—	6,456
Depreciation and amortization	28,240	7,425	—	35,665
Gain on sale of lease fleet units	(12,680)	(1,120)	—	(13,800)
Loss on disposal of property, plant and equipment	52	39	—	91
Deferred income taxes	15,294	816	(43)	16,067
Tax benefit shortfall on equity award transactions	(2)	—	—	(2)
Foreign currency loss	—	7	—	7
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,986)	(1,814)	—	(6,800)
Inventories	(1,286)	44	—	(1,242)
Deposits and prepaid expenses	1,160	(93)	—	1,067
Other assets and intangibles	(4,079)	4,046	—	(33)
Accounts payable	1,454	5,561	—	7,015
Accrued liabilities	1,284	221	—	1,505
Intercompany	5,316	(5,202)	(114)	—

Net cash provided by operating activities	68,749	17,199	(979)	84,969

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(7,783)	—	—	(7,783)
Additions to lease fleet	(13,811)	(16,013)	—	(29,824)
Proceeds from sale of lease fleet units	32,268	3,933	—	36,201
Additions to property, plant and equipment	(8,495)	(3,003)	—	(11,498)
Proceeds from sale of property, plant and equipment	95	22	—	117

Net cash provided by (used in) investing activities	2,274	(15,061)	—	(12,787)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(51,032)	(701)	—	(51,733)
Redemption of 9.75% senior notes due 2014	(22,272)	—	—	(22,272)
Redemption premiums of 9.75% senior notes due 2014	(1,086)	—	—	(1,086)
Proceeds from issuance of notes payable	394	—	—	394
Principal payments on notes payable	(367)	—	—	(367)
Principal payments on capital lease obligations	(1,288)	—	—	(1,288)
Issuance of common stock	5,289	—	—	5,289
Intercompany	—	(887)	887	—

Net cash used in financing activities	(70,362)	(1,588)	887	(71,063)

Effect of exchange rate changes on cash	—	15	92	107

Net increase in cash	661	565	—	1,226
Cash at beginning of year	783	851	—	1,634

Cash at end of year	$1,444	$1,416	$—	$2,860

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2012

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$27,219	$7,732	$(773)	$34,178
Adjustments to reconcile net income to net cash provided by operating activities:
Debt restructuring expense	2,812	—	—	2,812
Deferred financing costs	1,889	—	—	1,889
Provision for doubtful accounts	1,618	561	—	2,179
Amortization of deferred financing costs	3,144	73	—	3,217
Amortization of debt issuance discount	49	—	—	49
Amortization of long-term liabilities	156	11	—	167
Share-based compensation expense	9,003	572	—	9,575
Depreciation and amortization	27,784	8,403	—	36,187
Gain on sale of lease fleet units	(10,430)	(1,351)	—	(11,781)
Gain on disposal of property, plant and equipment	(87)	(43)	—	(130)
Deferred income taxes	17,074	1,111	(78)	18,107
Tax benefit shortfall on equity award transactions	(3)	—	—	(3)
Foreign currency loss	—	5	—	5
Changes in certain assets and liabilities, net of effect of business acquired:
Receivables	(2,369)	(2,709)	—	(5,078)
Inventories	1,787	(435)	—	1,352
Deposits and prepaid expenses	807	(270)	—	537
Other assets and intangibles	(10,125)	9,964	—	(161)
Accounts payable	338	(2,222)	—	(1,884)
Accrued liabilities	(980)	712	—	(268)
Intercompany	9,850	(9,809)	(41)	—

Net cash provided by operating activities	79,536	12,305	(892)	90,949

Cash Flows From Investing Activities:
Cash paid for business acquired	(3,563)	—	—	(3,563)
Additions to lease fleet	(24,967)	(18,967)	—	(43,934)
Proceeds from sale of lease fleet units	25,310	4,048	—	29,358
Additions to property, plant and equipment	(8,229)	(4,512)	—	(12,741)
Proceeds from sale of property, plant and equipment	1,025	472	—	1,497

Net cash used in investing activities	(10,424)	(18,959)	—	(29,383)

Cash Flows From Financing Activities:
Net borrowings under lines of credit	88,414	8,828	—	97,242
Redemption of 6.875% senior notes due 2015	(150,000)	—	—	(150,000)
Redemption premiums of 6.875% senior notes due 2015	(2,579)	—	—	(2,579)
Deferred financing costs	(8,075)	—	—	(8,075)
Proceeds from issuance of notes payable	398	—	—	398
Principal payments on notes payable	(403)	—	—	(403)
Principal payments on capital lease obligations	(947)	—	—	(947)
Issuance of common stock	3,645	—	—	3,645
Intercompany	—	(869)	869	—

Net cash (used in) provided by financing activities	(69,547)	7,959	869	(60,719)

Effect of exchange rate changes on cash	—	(1,793)	23	(1,770)

Net decrease in cash	(435)	(488)	—	(923)
Cash at beginning of year	1,444	1,416	—	2,860

Cash at end of year	$1,009	$928	$—	$1,937

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$17,155	$6,996	$(229)	$23,922
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	31,310	6,907	—	38,217
Provision for doubtful accounts	1,256	904	—	2,160
Amortization of deferred financing costs	2,749	62	—	2,811
Amortization of long-term liabilities	162	7	—	169
Share-based compensation expense	13,991	723	—	14,714
Depreciation and amortization	28,084	7,542	—	35,626
Loss (gain) on disposal of discontinued operation	2,042	(94)	—	1,948
Gain on sale of lease fleet units	(8,035)	(1,647)	—	(9,682)
Loss on disposal of property, plant and equipment	237	10	—	247
Deferred income taxes	11,918	(440)	(466)	11,012
Tax benefit shortfall on equity award transactions	(837)	—	—	(837)
Foreign currency loss	—	1	—	1
Changes in certain assets and liabilities:
Receivables	(1,996)	(3,592)	1,948	(3,640)
Inventories	(358)	(35)	—	(393)
Deposits and prepaid expenses	572	81	—	653
Other assets and intangibles	(364)	374	—	10
Accounts payable	(212)	549	—	337
Accrued liabilities	(2,321)	1,157	—	(1,164)
Intercompany	(21,506)	22,440	(934)	—

Net cash provided by operating activities	73,847	41,945	319	116,111

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operation	—	677	—	677
Additions to lease fleet	(15,623)	(13,203)	—	(28,826)
Proceeds from sale of lease fleet units	27,437	8,514	—	35,951
Additions to property, plant and equipment	(12,887)	(2,905)	—	(15,792)
Proceeds from sale of property, plant and equipment	1,900	70	—	1,970

Net cash provided by (used in) investing activities	827	(6,847)	—	(6,020)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(88,604)	(34,472)	—	(123,076)
Principal payments on notes payable	(310)	—	—	(310)
Principal payments on capital lease obligations	(408)	—	—	(408)
Issuance of common stock	13,818	—	—	13,818
Purchase of treasury stock	(369)	—	—	(369)
Intercompany		(279)	279	—

Net cash used in financing activities	(75,873)	(34,751)	279	(110,345)

Effect of exchange rate changes on cash	—	171	(598)	(427)

Net (decrease) increase in cash	(1,199)	518	—	(681)
Cash at beginning of year	1,009	928	—	1,937

Cash at end of year	$(190)	$1,446	$—	$1,256

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed, the Board of Directors of Mobile Mini determined, in consultation with and upon the recommendation of its Audit Committee, to engage the services of KPMG LLP, replacing Ernst & Young LLP, as its new independent auditors. The change in auditors became effective May 17, 2013. The audit reports of Ernst & Young on the consolidated financial statements of Mobile Mini as of and for the fiscal years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During Mobile Mini’s two most recent fiscal years ended December 31, 2012, and through May 15, 2013 on Form 8-K, there were no disagreements between Mobile Mini and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports on Mobile Mini’s consolidated financial statements for such years.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Mobile Mini’s two most recent fiscal years ended December 31, 2012, or thereafter through May 15, 2013.

During Mobile Mini’s two most recent fiscal years ended December 31, 2012, and through May 17, 2013, Mobile Mini did not consult KPMG with respect to any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mobile Mini, Inc.

We have audited Mobile Mini, Inc. and subsidiaries’ (Mobile Mini, Inc. or the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control —Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobile Mini, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mobile Mini, Inc. as of December 31, 2013 and the related consolidated statements of income, comprehensive income, preferred stock and stockholders’ equity, and cash flows for the year then ended and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 14, 2014

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

Executive Officers of Mobile Mini, Inc.

Set forth below is information respecting the name, age and position with Mobile Mini of our 2013 executive officers. Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days following our fiscal year end (the “2014 Proxy Statement”).

Erik Olsson has served as our President and Chief executive Officer and a member of the Board since March 2013. Mr. Olsson served as President, Chief Executive Officer and a Director of RSC Holdings, Inc., a North American equipment rental provider (“RSC”), and certain of its subsidiaries from 2006 to 2012. Mr. Olsson joined RSC in 2001 as Chief Financial Officer and became Chief Operating Officer in 2005. During the 13 years prior to 2001, Mr. Olsson held a number of senior financial management positions in various global businesses at Atlas Copco Group in Sweden, Brazil and the United States, including his last assignment from 1998 to 2000 as Chief Financial Officer for Milwaukee Electric Tool Corporation in Milwaukee, Wisconsin. He is also a Director of Ritchie Bros. Auctioneers Incorporated, the world’s largest industrial auctioneer. Age 51.

Mark E. Funk has served as our Executive Vice President and Chief Financial Officer since November 2008. Prior to joining us, he was with Deutsche Bank Securities Inc. from September 1988 to November 2008, most recently as Managing Director in its Structured Debt Group, where he had worked on numerous high profile transactions. During his tenure at Deutsche Bank, Mr. Funk worked in their New York, London, Chicago and Los Angeles offices. Prior to joining Deutsche Bank, Mr. Funk passed the certified public accountant examination and was a senior auditor with KPMG. Mr. Funk earned a Bachelor of Science in Business Administration from California State University Long Beach and an MBA from University of California, Los Angeles. Age 51.

Phillip H. Hobson has served as our Executive Vice President, Operations since April 2013. Mr. Hobson previously served as Senior Vice President, Operations-Northern Division of RSC Holdings, Inc. (“RSC”) from 2009 until 2012. From 2007 until 2009, Mr. Hobson was RSC’s Senior Vice President, Corporate Operations where his duties included responsibility for marketing, IT, purchasing, fleet management, its customer care call center, operational excellence, national accounts and M&A. Mr. Hobson joined RSC in 1998 and served in various financial roles in increasing responsibility until becoming involved in operations in 2005. Mr. Hobson holds a degree in economics from the University of California at Santa Cruz. Age 46.

Lynn Courville has served as Senior Vice President, Human Resources since August 2013. Ms. Courville joined Mobile Mini in March 2012 as Vice President of Human Resources and Employee Engagement. Prior to joining us, she was Director of Human Resources for National Construction Rentals from March 2009 to March 2012 and Senior Director of Human Resources for Mobile Storage Group from July 2004 to September 2008. Ms. Courville held various human resources positions for RSC Holdings from September 1993 to June 2004. Ms. Courville is a certified Senior Professional in Human Resources. She earned a Bachelor of Science in Human Services Administration from California State University, Fullerton and an MBA from Western International University. Age 50.

Ruth Hunter has served as our Senior Vice President of Sales and Marketing since October 2013. Prior to joining us, she worked at GE Capital for over 20 years. A graduate of GE’s Financial Management Program, Ms. Hunter had progressive roles in finance, sales and marketing. Most recently, she served as Commercial Development Leader for GE Capital Americas and Commercial Excellence and Access GE Leader for GE Australia & New Zealand. Ms. Hunter is a graduate from the University of Toronto, with a Bachelor of Commerce. She has been a CFA Charterholder since 2004. Age 44.

Christopher J. Miner has served as Senior Vice President and General Counsel since December 2008. He joined Mobile Mini in June 2008 as Vice President and General Counsel. He was previously a partner at DLA Piper from 2007 to 2008 and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Prior to that, he was a partner at Squire, Sanders & Dempsey, which he joined in 2004. He was an attorney in New York and Europe with Davis Polk & Wardwell from 1999 to 2004 where he specialized in corporate and securities law. Mr. Miner received a B.A. and a J.D. from Brigham Young University. Age 42.

Audra L. Taylor has served as our Vice President and Chief Accounting Officer since September 2013. Prior to joining us, she served as Vice President of Finance of LifeLock, Inc. from May 2013 until September 2013. She was Vice President and Controller of RSC Holdings, Inc. from November 2011 until August 2012 and from March 2000 to November 2011, Ms. Taylor was the Chief Financial Officer and Chief Operating Officer at McMurry, Inc. Ms. Taylor holds a degree in accounting from Ferris State University and is a registered Certified Public Accountant. Age 43.

Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2014 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the 2014 Proxy Statement.

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

Information with respect to executive compensation is incorporated herein by reference to information included in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We maintain the 1999 Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), pursuant to which we may grant equity awards to eligible persons. The 1999 Plan expired in 2009 and no additional options may be granted thereunder and outstanding options continue to be subject to the terms of the 1999 Plan until their exercise or termination. The following table summarizes our equity compensation plan information as of December 31, 2013. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini stockholders(1)	519	$23.44	3,239
Equity compensation plans not approved by Mobile Mini stockholders(2)	2,000	31.45	—

Totals	2,519	$29.80	3,239

(1)	Of these shares, options to purchase 55,650 shares were outstanding under the 1999 Plan and options to purchase 0.5 million shares were outstanding under the 2006 Plan.
(2)	Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and Chief Executive Officer. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 31, 2013, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $41.18.

The information set forth in our 2014 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth in our 2014 Proxy Statement under the caption “Related Person Transactions” and information relating to director independence is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth in our 2014 Proxy Statement under the caption “Audit Committee Disclosure” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report are included in Item 8 of this Annual Report.

(2)	The following financial statement schedule for the years ended December 31, 2011, 2012 and 2013 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2013.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 28, 2008).

3.1	Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Certificate of Amendment, dated July 20, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000).

3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc., dated December 17, 1999. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.5	Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 27, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

3.6	Amended and Restated By-laws of Mobile Mini, Inc., as amended and restated through May 2, 2007. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

4.2	Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as Rights Agent. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on December 13, 1999).

Exhibit Number	Description

4.3	Indenture, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.1	Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan (as amended through March 25, 2003). (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2003 annual meeting of shareholders, filed on April 11, 2003 under cover of Schedule 14A).

10.2	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	Mobile Mini, Inc. Amended and Restated 2006 Equity Incentive Plan. (Effective July 24, 2013). (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 2013 annual meeting of shareholders filed on June 14, 2013 under cover of Schedule 14A).

10.4	Employment Agreement dated as of September 30, 2008 by and between Mobile Mini, Inc. and Lawrence Trachtenberg. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 30, 2008).

10.5	Employment Agreement dated as of October 15, 2008 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 17, 2008).

10.6	2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).

10.7	2012 Amendment to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2012).

10.8	Employment Agreement dated as of December 22, 2009 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 24, 2009).

10.9	Amendment No. 1 to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2012).

10.10	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004).

10.11	Escrow Agreement dated as of June 27, 2008, between Mobile Mini, Welsh, Carson, Anderson & Stowe X, L.P. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

Exhibit Number	Description

10.12	Stockholders Agreement dated as of June 27, 2008, between Mobile Mini and the certain stockholders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 1, 2008).

10.13	Registration Rights Agreement, dated as of November 23, 2010, among the Registrant, the Guarantor parties thereto, and the Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on November 29, 2010).

10.14	ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on February 28, 2012).

10.15+	Schedules to the ABL Credit Agreement, dated February 22, 2012, between Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto, (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012).

10.16	Separation Agreement and General Release of All Claims by and between Mobile Mini, Inc. and Steven G. Bunger, (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 2, 2012).

10.17	Executive Employment Agreement, dated March 18, 2013, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on March 20, 2013).

10.18	Employment Agreement, dated April 5, 2013, by and between Mobile Mini, Inc. and Phillip Hobson. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 9, 2013).

10.19	Form of Stock Option Agreement between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 10, 2013).

16.1	Letter of Ernst & Young LLP, dated May 17, 2013 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Report on Form 8-K filed on May 17, 2013).

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of former Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

23.3*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: February 14, 2014	By:	/s/ Erik Olsson
Erik Olsson President

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

Date: February 14, 2014	By:	/s/ Erik Olsson
Erik Olsson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2014	By:	/s/ Audra L. Taylor
Audra L. Taylor Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 14, 2014	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: February 14, 2014	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 14, 2014	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 14, 2014	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 14, 2014	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 14, 2014	By:	/s/ Sanjay Swani
Sanjay Swani, Director

Date: February 14, 2014	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

SCHEDULE II

MOBILE MINI, INC.

VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31,
	2011	2012	2013
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$2,392	$2,509	$2,666
Provision charged to expense	2,608	2,193	2,151
Write-offs	(2,491)	(2,036)	(2,724)

Balance at end of year	$2,509	$2,666	$2,093

The above information reflects the continuing operations of the Company for the periods presented.

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of former Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INC	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.