Form 10-Q
period 2014-03-31
MOBILE MINI INC
filed 2014-04-30
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 21, 2014, there were outstanding 46,715,453 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2013	March 31, 2014
	(See Note A)	(Unaudited)
ASSETS
Cash	$1,256	$567
Receivables, net of allowance for doubtful accounts of $2,093 and $2,063 at December 31, 2013 and March 31, 2014, respectively	53,104	51,944
Inventories	18,744	18,550
Lease fleet, net	979,276	977,373
Property, plant and equipment, net	85,153	86,486
Assets held for sale	980	244
Deposits and prepaid expenses	6,116	7,396
Other assets and intangibles, net	13,523	12,723
Goodwill	519,222	520,597

Total assets	$1,677,374	$1,675,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,862	$21,987
Accrued liabilities	65,308	57,073
Lines of credit	319,314	303,007
Obligations under capital leases	8,781	10,397
Senior Notes	200,000	200,000
Deferred income taxes	209,565	213,567

Total liabilities	821,830	806,031

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,810 issued and 46,626 outstanding at December 31, 2013 and 48,919 issued and 46,725 outstanding at March 31, 2014	488	489
Additional paid-in capital	550,387	556,499
Retained earnings	359,778	367,197
Accumulated other comprehensive loss	(15,440)	(14,260)
Treasury stock, at cost, 2,184 and 2,194 shares at December 31, 2013 and March 31, 2014, respectively	(39,669)	(40,076)

Total stockholders’ equity	855,544	869,849

Total liabilities and stockholders’ equity	$1,677,374	$1,675,880

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenues:
Leasing	$84,875	$94,080
Sales	12,232	7,866
Other	405	458

Total revenues	97,512	102,404

Costs and expenses:
Cost of sales	8,487	5,553
Leasing, selling and general expenses	52,878	68,356
Merger and restructuring expenses	375	585
Asset impairment charge, net	—	283
Depreciation and amortization	8,760	9,145

Total costs and expenses	70,500	83,922

Income from operations	27,012	18,482
Other expense:
Interest expense	(7,535)	(6,987)
Foreign currency exchange loss	(1)	(1)

Income from continuing operations before provision for income taxes	19,476	11,494
Provision for income taxes	7,357	4,054

Income from continuing operations	12,119	7,440
Loss from discontinued operation, net of tax	(77)	—

Net income	$12,042	$7,440

Earnings per share:
Basic:
Income from continuing operations	$0.27	$0.16
Loss from discontinued operation	—	—

Net income	$0.27	$0.16

Diluted:
Income from continuing operations	$0.26	$0.16
Loss from discontinued operation	—	—

Net income	$0.26	$0.16

Weighted average number of common and common share equivalents outstanding:
Basic	45,247	46,148

Diluted	45,733	46,837

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Net income	$12,042	$7,440
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(12,185)	1,180

Other comprehensive (loss) income	(12,185)	1,180

Comprehensive (loss) income	$(143)	$8,620

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash Flows From Operating Activities:
Net income	$12,042	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	—	283
Provision for doubtful accounts	389	547
Amortization of deferred financing costs	703	703
Amortization of long-term liabilities	45	41
Share-based compensation expense	1,636	4,164
Depreciation and amortization	8,811	9,145
Gain on sale of lease fleet units	(3,067)	(1,711)
(Gain) loss on disposal of property, plant and equipment	(28)	72
Deferred income taxes	7,256	3,954
Foreign currency transaction loss	1	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivables	501	778
Inventories	(754)	228
Deposits and prepaid expenses	(671)	(1,276)
Other assets and intangibles	96	(5)
Accounts payable	881	3,061
Accrued liabilities	(1,244)	(613)

Net cash provided by operating activities	26,597	26,812

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(4,217)
Additions to lease fleet, excluding acquisitions	(6,327)	(4,078)
Proceeds from sale of lease fleet units	9,880	5,627
Additions to property, plant and equipment	(4,280)	(2,628)
Proceeds from sale of property, plant and equipment	221	908

Net cash used in investing activities	(506)	(4,388)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(30,638)	(16,307)
Principal payments on notes payable	(132)	—
Principal payments on capital lease obligations	(95)	(367)
Issuance of common stock	2,983	1,949
Dividend payments	—	(7,849)
Purchase of treasury stock	—	(407)

Net cash used in financing activities	(27,882)	(22,981)

Effect of exchange rate changes on cash	1,354	(132)

Net decrease in cash	(437)	(689)
Cash at beginning of period	1,937	1,256

Cash at end of period	$1,500	$567

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease and financing obligations	$—	$1,983

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

The local currency of the Company’s foreign operations is translated to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s United Kingdom and Canadian operations.

The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2014 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet during the first quarter of each year.

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation requirements. The reclassification is the result of the Company selling the subsidiary comprising its Netherlands operation in December 2013 and reflecting such transaction as a discontinued operation.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2013 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 14, 2014.

NOTE B — Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued this accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in January 2014. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

At December 31, 2013 and March 31, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The following table summarizes our non-financial assets measured at fair value on a non-recurring basis:

Assets Held for Sale	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
(In thousands)
December 31, 2013	$980	$—	$—	$980	(1)
March 31, 2014	$244	$—	$—	$244	(1)

(1)	Assets held for sale primarily represent portable storage and office units and some transportation equipment. The carrying value of these assets was written down to fair value in the second quarter of 2013. Our estimate of the fair value of the assets held for sale is based on our understanding of market prices to be paid by third parties (See Note P).

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility and capital leases approximate fair value. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at December 31, 2013 and March 31, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $217.3 million and $222.0 million as of December 31, 2013 and March 31, 2014, respectively. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

NOTE E — Earnings Per Share

Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the treasury stock method. Potential common shares include restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of nonvested stock awards.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three-month periods ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(In thousands except per share data)
Numerator:
Income from continuing operations	$12,119	$7,440
Loss on discontinued operation, net of tax	(77)	—

Net income	$12,042	$7,440

Basic EPS Denominator:
Common shares outstanding beginning of period	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended March 31	53	64

Denominator for basic earnings per share	45,247	46,148

Diluted EPS Denominator:
Common shares outstanding beginning of period	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended March 31	53	64
Dilutive effect of stock options and nonvested share-awards during the period ended March 31	486	689

Denominator for diluted earnings per share	45,733	46,837

Earnings per share:
Basic:
Income from continuing operations	$0.27	$0.16
Loss from discontinued operation	—	—

Net income	$0.27	$0.16

Diluted:
Income from continuing operations	$0.26	$0.16
Loss from discontinued operation	—	—

Diluted earnings per share	$0.26	$0.16

Basic weighted average number of common shares outstanding does not include nonvested share-awards that had not vested of 0.8 million and 0.5 million for the three-month periods ended March 31, 2013 and 2014, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Stock option awards	499	641
Nonvested share-awards	18	—

Total anti-dilutive shares	517	641

NOTE F — Share-Based Compensation

At March 31, 2014, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Stock option awards under these plans were historically granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. In 2014, the stock options issued by the Company were issued at a price equal to 115% of the Company’s fair market value on the date of the grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and one half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, the expense is recognized using the accelerated attribution method. The “service period” is the time during which the employees receiving the awards must remain employed for the shares granted to fully vest.

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

The Company also grants certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA (as defined below) targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before discontinued operation, net of tax, (if applicable), interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs, and further adjusted to exclude non-cash share-based compensation expense and other specific transactions, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 60% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met.

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of March 31, 2014:

	March 31, 2014	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$14,737	1.83
Nonvested share-awards	$10,984	2.79

The following table summarizes the share-based compensation expense and capitalized amounts for the three-month period ended March 31, 2014:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Share-based compensation expense	$1,636	$4,164
Capitalized share-based compensation	52	—

Total share-based compensation	$1,688	$4,164

A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2013	2,519	$29.80
Granted	255	$47.75
Exercised	(82)	$23.57
Canceled/Expired	(6)	$47.75

Balance at March 31, 2014	2,686	$31.66

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The intrinsic value of options exercised during the three months ended March 31, 2014 was approximately $1.5 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2013	542	$20.65
Awarded	67	$41.52
Released	(72)	$18.26
Forfeited	(41)	$19.24

Nonvested at March 31, 2014	496	$23.93

A summary of fully vested stock options and stock options expected to vest, as of March 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	2,686	$31.66	8.77	$32,528
Vested and expected to vest	2,579	$31.54	8.75	$31,451
Exercisable	854	$29.42	8.26	$11,900

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

	December 31, 2013	March 31, 2014
	(In thousands)
Raw material and supplies	$16,586	$16,413
Work-in-process	197	225
Finished portable storage units	1,961	1,912

Inventories	$18,744	$18,550

NOTE H — Lease Fleet

The Company has a lease fleet primarily consisting of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of the Company’s units, after the date the units are placed in service, and are depreciated down to their estimated residual values. The Company’s steel units are depreciated over 30 years with an estimated residual value of 55%. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of the Company’s fleet, are depreciated over seven years with an estimated residual value of 20%. The Company has other non-core products that have various other measures of useful lives and residual values. Van trailers and other non-core assets are typically only added to the fleet as a result of acquisitions of portable storage businesses.

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2013	March 31, 2014
	(In thousands)
Steel storage containers	$600,475	$600,829
Offices	538,906	541,119
Van trailers	2,119	2,137
Other	3,809	3,923

	1,145,309	1,148,008
Accumulated depreciation	(166,033)	(170,635)

Lease fleet, net	$979,276	$977,373

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

	December 31, 2013	March 31, 2014
	(In thousands)
Land	$11,124	$11,139
Vehicles and equipment	88,686	90,574
Buildings and improvements(1)	18,477	18,702
Office fixtures and equipment	33,017	34,668

	151,304	155,083
Accumulated depreciation and amortization	(66,151)	(68,597)

Property, plant and equipment, net	$85,153	$86,486

(1)	Improvements made to leased properties are amortized over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE J — Lines of Credit

The Company has a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch (“Administrative Agent”) and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of March 31, 2014, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within ten days following the end of each fiscal quarter.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the Net Orderly Liquidation Value (as defined in the Credit Agreement) is included in the borrowing base to determine how much the Company may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of March 31, 2014 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants or restricted from paying dividends or making stock repurchases.

At March 31, 2014 the Company had approximately $303.0 million of borrowings outstanding and $589.7 million additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

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

In July 2013, the U.K.’s government authorized a reduction in the corporate income tax rate from the statutory rate of 23%, authorized in 2012, to 20%. This rate reduction only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.9 million in 2013. The tax reduction is reflected at the enacted rate in effect at the estimated date such amounts will be payable. This rate reduction, coupled with the mix in North America’s and U.K.’s contribution to pre-tax profit, drove the effective tax rate down from 37.8% to 35.3% for the three-month periods ended March 31, 2013 and 2014, respectively.

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

NOTE L — Accumulated Other Comprehensive Loss

At December 31, 2013 and March 31, 2014, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2013	March 31, 2014
	(In thousands)
Foreign currency translation adjustment	$15,440	$14,260

Total accumulated other comprehensive loss	$15,440	$14,260

NOTE M — Commitments and Contingencies

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

NOTE N — Stockholders’ Equity

In November 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. As of March 31, 2014, no shares were repurchased under this program.

In the first quarter of 2014, the Company withheld 9,795 shares of restricted stock awards to certain officers upon vesting of restricted stock to satisfy minimum tax withholding obligations.

NOTE O — Segment Reporting

The Company has operations in North America and the U.K. The Company’s operating segments are similarly defined geographically. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. Financial results are aggregated into two reportable segments, North America and the U.K., based on quantitative thresholds. All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in other foreign markets where the Company leases and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

In managing the Company’s business, management focuses on growing leasing revenues, particularly in existing markets where it can take advantage of the operating leverage inherent in its business model, EBITDA and consolidated EPS.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Revenues:
North America:
Leasing	$69,761	$75,483
Sales	7,041	6,578
Other	337	354

Total North America (1)	77,139	82,415

U.K.:
Leasing	15,114	18,597
Sales	5,191	1,288
Other	68	104

Total U.K.	20,373	19,989

Total revenues	$97,512	$102,404

Depreciation and amortization:
North America	$7,070	$7,418
U.K.	1,690	1,727

Total depreciation and amortization	$8,760	$9,145

Income from operations:
North America	$23,627	$15,144
U.K.	3,385	3,338

Total income from operations	$27,012	$18,482

Interest expense:
North America	$7,219	$6,747
U.K.	316	240

Total interest expense	$7,535	$6,987

Income tax provision:
North America	$6,590	$3,299
U.K.	767	755

Total income tax provision	$7,357	$4,054

(1)	Includes revenues in the United States of $75.7 million and $81.1 million for the three-month periods ended March 31, 2013 and 2014, respectively.

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2013	March 31, 2014
	(In thousands)
North America (1)	$902,183	$900,002
U.K.	162,246	163,857

Total long-lived assets	$1,064,429	$1,063,859

(1)	Includes long-lived assets of $884.3 million and $883.0 million in the United States at December 31, 2013 and March 31, 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE P — Merger and Restructuring Expenses

In 2008, the Company completed its acquisition of Mobile Storage Group, Inc. (“MSG”), which became a wholly owned subsidiary of Mobile Mini, Inc. In connection with the acquisition of MSG, the Company recorded accruals for costs to be incurred to exit overlapping MSG lease properties. In addition, the Company has undergone other restructuring actions to align its business operations, including the termination of its consumer initiative program and the transition of leadership for the Company’s President and Chief Executive Officer position in 2012 and the Chief Accounting Officer position in 2013. Additionally, the Company’s U.K. operations restructured one of their locations at the end of 2013 and in 2014, the Company’s field management structure in North America was realigned.

The majority of accrued merger and restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2013 and the three-month period ended March 31, 2014:

	Severance and Benefits	Lease Abandonment Costs	Merger and Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2013	$2,543	$1,570	$—	$4,113
Merger and restructuring expenses	1,787	475	140	2,402
Cash paid	(3,717)	(982)	(140)	(4,839)

Accrued obligations as of December 31, 2013	613	1,063	—	1,676
Merger and restructuring expenses	340	139	106	585
Cash paid	(422)	(278)	(106)	(806)

Accrued obligations as of March 31, 2014	$531	$924	$—	$1,455

All accrued obligations are expected to be paid out through the year 2014.

The following amounts are included in merger and restructuring expenses for the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Severance and benefits	$242	$340
Lease abandonment costs	98	139
Merger and other costs	35	106

Merger and restructuring expenses	$375	$585

NOTE Q — Assets Held for Sale

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table sets forth the information on the assets classified as held for sale at December 31, 2013 and the subsequent changes to the assets’ fair value for the three-month period ended March 31, 2014:

	North America	U.K.	Total
Balance at December 31, 2013	$904	$76	$980
Sale proceeds	(426)	(183)	(609)
Additional net loss upon sale	(159)	(124)	(283)
Other changes, net	(73)	230	157
Effect of exchange rate changes	(2)	1	(1)

Balance at March 31, 2014	$244	$—	$244

NOTE R – Acquisitions

The Company enters new markets in one of three ways: (i) a new branch start-up, (ii) through acquiring a business consisting of the portable storage assets and related leases of other companies, or (iii) by establishing operational yards, which are new start-up locations that do not have all the overhead associated with a fully-staffed new branch start-up. An acquisition generally provides the Company with cash flow, which enables the Company to immediately cover the overhead cost at the newly acquired location. On occasion, the Company also purchases portable storage businesses in areas where the Company has existing small branches, either as part of multi-market acquisition or in order to increase the Company’s operating margins at those locations.

On March 31, 2014, Mobile Mini acquired the portable storage assets and assumed certain liabilities of two businesses, one based in North Dakota and one in North Carolina. These acquisitions were effected pursuant to asset purchase agreements. Each of these acquisitions was integrated into the Company’s existing operations at each location.

The accompanying condensed consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as they were immaterial to the Company’s financial position in the aggregate. There were no revenues or expenses recorded in the first quarter of 2014 related to these acquisitions. The acquisitions were accounted for as a purchase of the business, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of acquisition.

The fair value of the assets acquired and liabilities assumed has been allocated in the aggregate as follows at March 31, 2014 (in thousands):

Tangible assets	$3,212
Intangible assets:
Customer lists	137
Non-compete agreements	50
Goodwill	938
Liabilities	(120)

Total purchase price	$4,217

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

NOTE S – Subsequent Event

On April 29, 2014, the Company’s Board authorized and declared the second quarterly cash dividend to all the Company’s common stockholders of $0.17 per share of common stock, payable on June 4, 2014 to stockholders of record as of the close of business on May 21, 2014. Each future quarterly dividend payment is subject to review and approval by the Board.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE T — Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$545	$22	$—	$567
Receivables, net	33,572	18,372	—	51,944
Inventories	16,594	1,956	—	18,550
Lease fleet, net	814,687	162,686	—	977,373
Property, plant and equipment, net	68,305	18,181	—	86,486
Assets held for sale	159	85	—	244
Deposits and prepaid expenses	6,127	1,269	—	7,396
Other assets and intangibles, net	11,569	1,154	—	12,723
Goodwill	446,069	74,528	—	520,597
Intercompany	153,452	28,949	(182,401)	—

Total assets	$1,551,079	$307,202	$(182,401)	$1,675,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$11,457	$10,530	$—	$21,987
Accrued liabilities	50,578	6,495	—	57,073
Lines of credit	296,235	6,772	—	303,007
Obligations under capital leases	10,397	—	—	10,397
Senior Notes	200,000	—	—	200,000
Deferred income taxes	199,287	15,274	(994)	213,567
Intercompany	—	158	(158)	—

Total liabilities	767,954	39,229	(1,152)	806,031

Commitments and contingencies
Stockholders’ equity:
Common stock	489	18,388	(18,388)	489
Additional paid-in capital	556,499	163,711	(163,711)	556,499
Retained earnings	266,213	100,134	850	367,197
Accumulated other comprehensive loss	—	(14,260)	—	(14,260)
Treasury stock, at cost	(40,076)	—	—	(40,076)

Total stockholders’ equity	783,125	267,973	(181,249)	869,849

Total liabilities and stockholders’ equity	$1,551,079	$307,202	$(182,401)	$1,675,880

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$68,398	$16,477	$—	$84,875
Sales	6,998	5,234	—	12,232
Other	334	71	—	405

Total revenues	75,730	21,782	—	97,512

Costs and expenses:
Cost of sales	4,305	4,182	—	8,487
Leasing, selling and general expenses	40,757	12,121	—	52,878
Merger and restructuring expenses	375	—	—	375
Depreciation and amortization	6,932	1,828	—	8,760

Total costs and expenses	52,369	18,131	—	70,500

Income from operations	23,361	3,651	—	27,012
Other income (expense):
Interest income	69	—	(69)	—
Interest expense	(7,061)	(543)	69	(7,535)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Income from continuing operations before provision for income taxes	16,643	3,107	(274)	19,476
Provision for income taxes	6,616	752	(11)	7,357

Income from continuing operations	10,027	2,355	(263)	12,119
Loss from discontinued operation, net of tax	—	(77)	—	(77)

Net income	$10,027	$2,278	$(263)	$12,042

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,027	$2,278	$(263)	$12,042
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(12,185)	—	(12,185)

Other comprehensive loss	—	(12,185)	—	(12,185)

Comprehensive income (loss)	$10,027	$(9,907)	$(263)	$(143)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$74,268	$19,812	$—	$94,080
Sales	6,527	1,339	—	7,866
Other	351	107	—	458

Total revenues	81,146	21,258	—	102,404

Costs and expenses:
Cost of sales	4,552	1,001	—	5,553
Leasing, selling and general expenses	53,708	14,648	—	68,356
Merger and restructuring expenses	397	188	—	585
Asset impairment charge, net	136	147	—	283
Depreciation and amortization	7,277	1,868	—	9,145

Total costs and expenses	66,070	17,852	—	83,922

Income from operations	15,076	3,406	—	18,482
Other income (expense):
Interest income	30	—	(30)	—
Interest expense	(6,599)	(418)	30	(6,987)
Foreign currency exchange	—	(1)	—	(1)

Income before provision for income taxes	8,507	2,987	—	11,494
Provision for income taxes	3,299	755	—	4,054

Net income	$5,208	$2,232	$—	$7,440

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$5,208	$2,232	$—	$7,440
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	1,180	—	1,180

Other comprehensive income	—	1,180	—	1,180

Comprehensive income	$5,208	$3,412	$—	$8,620

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$5,208	$2,232	$—	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	136	147	—	283
Provision for doubtful accounts	453	94	—	547
Amortization of deferred financing costs	687	16	—	703
Amortization of long-term liabilities	40	1	—	41
Share-based compensation expense	3,963	201	—	4,164
Depreciation and amortization	7,277	1,868	—	9,145
Gain on sale of lease fleet units	(1,500)	(211)	—	(1,711)
Loss on disposal of property, plant and equipment	48	24	—	72
Deferred income taxes	3,201	753	—	3,954
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivable	1,404	(626)	—	778
Inventories	285	(57)	—	228
Deposits and prepaid expenses	(1,416)	140	—	(1,276)
Other assets and intangibles	(178)	173	—	(5)
Accounts payable	1,123	1,938	—	3,061
Accrued liabilities	(350)	(263)	—	(613)
Intercompany	756	(756)	—	—

Net cash provided by operating activities	21,137	5,675	—	26,812

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(4,217)	—	—	(4,217)
Additions to lease fleet, excluding acquisitions	(1,834)	(2,244)	—	(4,078)
Proceeds from sale of lease fleet units	4,781	846	—	5,627
Additions to property, plant and equipment	(2,393)	(235)	—	(2,628)
Proceeds from sale of property, plant and equipment	708	200	—	908

Net cash used in investing activities	(2,955)	(1,433)	—	(4,388)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(10,773)	(5,534)	—	(16,307)
Principal payments on capital lease obligations	(367)	—	—	(367)
Issuance of common stock	1,949	—	—	1,949
Dividend payments	(7,849)	—	—	(7,849)
Purchase of treasury stock	(407)	—	—	(407)

Net cash used in financing activities	(17,447)	(5,534)	—	(22,981)

Effect of exchange rate changes on cash	—	(132)	—	(132)

Net increase (decrease) in cash	735	(1,424)	—	(689)
Cash at beginning of period	(190)	1,446	—	1,256

Cash at end of period	$545	$22	$—	$567

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2013 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 14, 2014. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements.

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 212,600 units at March 31, 2014. As of March 31, 2014, we operated in 136 locations throughout North America and the U.K., maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 84,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 12.5% and 7.7% of total revenues for the three months ended March 31, 2013 and 2014, respectively.

At March 31, 2014, we operated 115 locations in the U.S., four in Canada and 17 in the U.K. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new locations. In line with our growth strategy for 2014, we completed two business acquisitions on March 31, 2014 to expand our operations in the North Dakota and North Carolina markets. Both of these acquisitions will increase our market exposure and will be integrated into our existing locations in those areas. There were no revenues or expenses recorded in the first quarter of 2014 related to these acquisitions.

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

With a new location, we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and our marketing and sales strategies. A new location will typically have lower adjusted EBITDA margins in its early years until the location increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a location-by-location basis when the location achieves leasing revenues sufficient to cover the location’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a location would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). The NSC handles inbound calls and digital leads from new customers and leads outbound sales campaigns to new and existing customers. Our sales staff at the NSC work with our local field managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our field location sales staff, NSC and sales management teams conduct sales and marketing on a full-time basis. We believe that balancing local salesperson presence, national account sales teams and the efficiencies of a centralized sales operation at the NSC will continue to allow us to provide high levels of customer service and serve all of our customers in a dedicated efficient manner.

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 39.0% of our leased units at March 31, 2014, compared to 37.6% for the same period in 2013.

In managing our business, we focus on growing leasing revenues, particularly in existing markets where we can take advantage of the high operating leverage inherent in our business model. Our goal is to increase operating margins as we continue to grow leasing revenues.

We are a capital-intensive business. Therefore, in addition to focusing on earnings per share (“EPS”), we focus on adjusted EBITDA (as defined below) to measure our operating results and our return on capital employed (“ROCE”). We define ROCE as adjusted EBITDA less depreciation and amortization expense divided by the sum of total assets less non-interest bearing liabilities. We use this measurement to evaluate the profitability we realize from the capital we invest. We calculate adjusted EBITDA by first calculating EBITDA, which we define as net income before discontinued operation, net of tax (if applicable), interest expense, income taxes, depreciation and amortization and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs. This measure eliminates the effect of financing transactions that we enter into and it provides us with a means to track internally generated cash from which we can fund our interest expense and our lease fleet growth. In comparing EBITDA from year to year, we further adjust EBITDA to exclude non-cash share-based compensation expense and the effect of what we consider transactions or events not related to our core business operations to arrive at what we define as adjusted EBITDA. The U.S. generally accepted accounting principles (“GAAP”) financial measure that is most directly comparable to EBITDA is net cash provided by operating activities.

Because EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures as defined by the SEC, we include below in this report reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

We present EBITDA and EBITDA margin because we believe these financial measures provide useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and because EBITDA provides an overall evaluation of our financial condition. EBITDA margin is calculated by dividing consolidated EBITDA by total revenues. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues. More emphasis should not be placed on EBITDA margin than the corresponding GAAP measure. In addition, EBITDA is also a component of certain financial covenants under our Credit Agreement (as defined herein). EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or our liquidity. In particular, EBITDA, as defined (and when applicable), does not include:

•	Discontinued operation, net of tax — to present a comparable basis for continuing operations.

•	Interest expense — because we borrow money to partially finance our capital expenditures, interest expense is a necessary element of our cost to secure this financing to continue generating additional revenues.

•	Income taxes — because we operate in jurisdictions subject to income taxation, income tax expense is a necessary element of our costs to operate.

•	Depreciation and amortization — because we are a leasing company, our business is capital intensive and we hold acquired assets for a period of time before they generate revenues, cash flow and earnings; therefore, depreciation and amortization expense is a necessary element of our business.

•	Debt restructuring or extinguishment expense — debt restructuring and debt extinguishment expenses, including any write-off of deferred financing costs, are not deducted in our various calculations made under our Credit Agreement and are treated no differently than interest expense. As discussed above, interest expense is a necessary element of our cost to finance a portion of the capital expenditures needed for the growth of our business.

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

Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our core business when comparing period-over-period results without regard to transactions that potentially distort the performance of our core business operating results.

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
EBITDA	$35,771	$27,626
Discontinued operation	(22)	—
Interest paid	(2,392)	(6,402)
Income and franchise taxes paid	(87)	(89)
Share-based compensation expense	1,636	4,164
Asset impairment charge, net	—	283
Gain on sale of lease fleet units	(3,067)	(1,711)
(Gain) loss on disposal of property, plant and equipment	(28)	72
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	890	1,325
Inventories	(754)	228
Deposits and prepaid expenses	(671)	(1,276)
Other assets and intangibles	96	(5)
Accounts payable and accrued liabilities	(4,775)	2,597

Net cash provided by operating activities	$26,597	$26,812

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(In thousands except percentages)
Net income	$12,042	$7,440
Loss from discontinued operation, net of tax	77	—
Interest expense	7,535	6,987
Provision for income taxes	7,357	4,054
Depreciation and amortization	8,760	9,145

EBITDA	35,771	27,626
Share-based compensation expense (1)	1,636	4,164
Merger and restructuring expenses (2)	375	585
Acquisition expenses (3)	—	6
Asset impairment charge, net (4)	—	283

Adjusted EBITDA	$37,782	$32,664

EBITDA margin (5)	36.7%	27.0%

Adjusted EBITDA margin (5)	38.7%	31.9%

(1)	Represents non-cash share-based compensation expense associated with the granting of equity instruments.
(2)	Merger and restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations, and continuing costs incurred in connection with our Mobile Storage Group, Inc. (“MSG”) acquisition.
(3)	Acquisition expenses represent acquisition activity costs.
(4)	Represents the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013.
(5)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

Leasing, selling and general expenses include, among other expenses, payroll and related payroll costs, advertising and other marketing expenses, real property lease expenses, commissions, repair and maintenance costs of our lease fleet and transportation equipment, stock-based compensation expense and corporate expenses for both our leasing and sales activities. Annual repair and maintenance expenses on our leased units have averaged approximately 4.1% of lease revenues over the last three fiscal years and are included in leasing, selling and general expenses. These expenses tend to increase during periods when utilization is increasing. We expense our normal repair and maintenance costs as incurred (including the cost of periodically repainting units).

Our principal asset is our container lease fleet, which has historically maintained an appraised value close to its original cost. Our lease fleet primarily consists of remanufactured and modified steel portable storage containers, steel security offices, steel combination offices and wood mobile offices that are leased to customers under short-term operating lease agreements with varying terms. Depreciation is calculated using the straight-line method over the estimated useful life of our units, after the date that we put the unit in service, and are depreciated down to their estimated residual values. Our steel units are depreciated over 30 years with an estimated residual value of 55%. This depreciation policy is supported by our historical lease fleet data, which shows that we have been able to obtain comparable rental rates and sales prices irrespective of the age of our container lease fleet. Wood office units are depreciated over 20 years with an estimated residual value of 50%. Van trailers, which are a small part of our fleet, are depreciated over seven years with an estimated residual value of 20%. Van trailers, which are only added to the fleet as a result of acquisitions of portable storage businesses, are of much lower quality than storage containers and consequently depreciate more rapidly. We have other non-core products that have various other measures of useful lives and residual values.

The table below summarizes those transactions that effectively changed the net book value of our lease fleet from $979.3 million at December 31, 2013 to $977.4 million at March 31, 2014:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2013, net	$979,276	212,898
Purchases and units acquired through acquisitions, including freight:
Containers	2,493	1,141
Steel offices	2,390	154
Manufactured units:
Steel security offices
Remanufacturing and customization of units purchased or obtained in prior years	2,820 (1)	146 (2)
Other (3)	127	(60)
Cost of sales from lease fleet	(2,688)	(1,647)
Effect of exchange rate changes	(3,224)
Change in accumulated depreciation, excluding sales	(3,821)

Lease fleet at March 31, 2014, net	$977,373	212,632

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at March 31, 2014:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$600,829	172,755	81%
Offices	541,119	37,625	18%
Van trailers	2,137	2,252	1%
Other	3,923

	1,148,008
Accumulated depreciation	(170,635)

Lease fleet, net	$977,373	212,632	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2013 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of March 31, 2014 was approximately $1.1 billion.

Our average utilization rate for the first quarter of 2014 was 66.9%, compared to 60.2% in the first quarter of 2013. At March 31, 2014, our utilization rate was 66.8%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014, Compared to

Three Months Ended March 31, 2013

Total revenues for the quarter ended March 31, 2014 increased $4.9 million, or 5.0%, to $102.4 million, compared to $97.5 million for the same period in 2013. Leasing revenues for the quarter ended March 31, 2014 increased $9.2 million, or 10.8%, to $94.1 million, compared to $84.9 million for the same period in 2013. This increase in leasing revenues was driven by an increase in the number of units on rent, increased rates and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 8.8% and includes a rental rate increase of 6.7% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended March 31, 2014 decreased $4.4 million, or 35.7%, to $7.9 million, compared to the same period in 2013, primarily due to a sale to the U.K. military in 2013. Leasing revenues, as a percentage of total revenues for the quarters ended March 31, 2014 and 2013 were 91.9% and 87.0%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 70.6% and 69.4% of sales revenues for the quarters ended March 31, 2014 and 2013, respectively.

Leasing, selling and general expenses for the quarter ended March 31, 2014 increased by $15.5 million, or 29.3%, to $68.4 million, compared to $52.9 million for the same period in 2013. The increase in leasing, selling and general expenses was primarily related to: (i) payroll related costs increased $6.6 million due to increased leasing activity, higher stock compensation, a one-time vacation accrual adjustment, and a companywide incentive compensation change, (ii) investments in repair and maintenance of our lease fleet and delivery equipment and fleet repositioning to high utilization markets increased $5.7 million, (iii) transportation costs increased $1.6 million and (iv) cost of exiting the U.K. and streamlining North America’s manufacturing operations increased expenses by approximately $1.1 million.

Merger and restructuring expenses for the quarter ended March 31, 2014 was $0.6 million, compared to $0.4 million for the same period in 2013.

Asset impairment charge, net for the quarter ended March 31, 2014 was $0.3 million and relates to the additional loss upon completion of sale of certain assets that were written down to fair value in the second quarter of 2013, less recovery of assets sold in excess of the fair value.

Net income from continuing operations for the quarter ended March 31, 2014 decreased $4.7 million, or 38.6%, to $7.4 million, compared to net income of $12.1 million for the same period in 2013.

Adjusted EBITDA for the quarter ended March 31, 2014 decreased $5.1 million, or 13.5%, to $32.7 million, compared to $37.8 million for the same period in 2013. Adjusted EBITDA margins were 31.9% and 38.7% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2014 was $9.1 million, compared to $8.8 million for the same period in 2013.

Interest expense for the quarter ended March 31, 2014 decreased $0.5 million, or 7.3%, to $7.0 million, compared to $7.5 million for the same period in 2013. This decrease is primarily attributable to a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. As we continue to reduce outstanding debt, the shift between our floating variable interest rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates compared to the same period in 2013. The weighted average interest rate on our debt for the three months ended March 31, 2014 was 4.8%, compared to 4.3% for the same period in 2013, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended March 31, 2014 was 5.4%, compared to 4.8% for the same period in 2013.

Provision for income taxes on continuing operations was based on our annual estimated effective tax rate. The tax rate for the quarters ended March 31, 2014 and 2013 was 35.3% and 37.8%, respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada and the U.K. See Note K to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, for the quarter ended March 31, 2013 was $0.1 million and represents our Netherlands operation that was sold in December 2013 and reflected as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive, even after capital net expenditures for the past five years. This positive cash flow trend has continued for the three-month period ended March 31, 2014.

During the past five years, our capital expenditures and acquisitions have been funded by our cash flow from operations and in the first quarter of 2014, we generated free cash flow of $26.6 million. In addition to free cash flow, our principal current source of liquidity is our Credit Agreement described below.

We define free cash flow as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP. We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing business, debt service obligations, pay authorized quarterly dividends and strategic acquisitions.

The table below is a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Net cash provided by operating activities:	$26,597	$26,812
Additions to lease fleet, excluding acquisitions	(6,327)	(4,078)
Proceeds from sale of lease fleet units	9,880	5,627
Additions to property, plant and equipment	(4,280)	(2,628)
Proceeds from sale of property, plant and equipment	221	908

Net capital expenditures	(506)	(171)

Free cash flow	$26,091	$26,641

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch (“Administrative Agent”) and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2014, we had $303.0 million of borrowings outstanding and $589.7 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of March 31, 2014 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of March 31, 2014, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The lease fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the Net Orderly Liquidation Value (as defined in the Credit Agreement) is included in the borrowing base to determine how much we may borrow under the Credit Agreement.

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

Senior Notes. At March 31, 2014, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears or June 1 and December 1 of each year.

Operating Activities. Our operations provided net cash flow of $26.8 million for the three months ended March 31, 2014, compared to $26.6 million during the same period in 2013. The $0.2 million increase in cash provided by operations is primarily attributable to a change in working capital, partially offset by the decrease in net income after giving effect to non-cash items. We used this net cash flow to fund operations, reduce debt and pay dividends.

Investing Activities. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2014, compared to $0.5 million for the same period in 2013. Capital expenditures for our lease fleet were $4.1 million and proceeds from sale of lease fleet units were $5.6 million for the three months ended March 31, 2014, compared to capital expenditures of $6.3 million and proceeds of $9.9 million for the same period in 2013. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the three months ended March 31, 2014 were $1.7 million, compared to $4.1 million for the same period in 2013. The expenditures for property, plant and equipment in 2014 were primarily for upgrades to technology equipment. In 2014, cash used in investing activities also includes $4.2 million for acquisitions. In addition, we financed equipment through capital lease obligations of $2.0 million in 2014. We anticipate our near term investing activities will be primarily focused on investments in transportation and technology equipment as well as some remanufacturing of lease fleet units and adding lease fleet in higher utilization markets. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2014 was $23.0 million, compared to $27.9 million for the same period in 2013. In 2014, reductions to our net borrowings under our Credit Agreement were $16.3 million, compared to $30.6 million for the same period in 2013. In the first quarter of 2014, we paid a cash dividend of $7.8 million to our stockholders. We received $1.9 million and $3.0 million from the exercise of employee stock options in 2014 and 2013, respectively.

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

At March 31, 2014, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $7.3 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into capital lease obligations from time to time, and, at March 31, 2014, we had $10.4 million in outstanding capital lease obligations.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion on our critical accounting policies and management estimates and significant accounting policies are included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued this accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in January 2014. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	our ability to increase revenue and control operating costs;

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to leverage our information technology systems to service and grow with business demands;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to manage growth or integrate acquisitions at existing or new locations;

•	our U.K. operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to maintain our information technology systems continuously and securely;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2013 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K by requesting it from our Investor Relations Department at (480) 894-6311 or by mail to Mobile Mini, Inc., 7420 S. Kyrene Road, Suite 101, Tempe, Arizona 85283. Our filings with the SEC, including our Form 10-K, may be accessed through Mobile Mini’s Web site at www.mobilemini.com, and at the SEC’s Web site at www.sec.gov. Material on our Web site is not incorporated into this report, except by express incorporation by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. At March 31, 2014, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S. and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar and operations in the U.K. are billed in Pounds Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. operations through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pounds Sterling or Euros denominated debt.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed.

ITEM 6. EXHIBITS

Number	Description

3.1	Second Amended and Restated Bylaws of Mobile Mini, Inc., effective as of March 10, 2014. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on March 13, 2014).

10.1*	Employment Agreement dated September 3, 2013, by and between Mobile Mini, Inc. and Ruth Hunter.

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: April 30, 2014	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer