Form 10-Q
period 2014-06-30
MOBILE MINI INC
filed 2014-07-30
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At July 21, 2014, there were outstanding 46,684,561 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2013	June 30, 2014
	(See Note A)	(Unaudited)
ASSETS
Cash	$1,256	$568
Receivables, net of allowance for doubtful accounts of $2,093 and $2,403 at December 31, 2013 and June 30, 2014, respectively	53,104	55,291
Inventories	18,744	18,760
Lease fleet, net	979,276	980,356
Property, plant and equipment, net	85,153	90,155
Assets held for sale	980	—
Deposits and prepaid expenses	6,116	8,025
Other assets and intangibles, net	13,523	12,659
Goodwill	519,222	527,660

Total assets	$1,677,374	$1,693,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,862	$21,688
Accrued liabilities	65,308	56,783
Lines of credit	319,314	300,125
Obligations under capital leases	8,781	15,302
Senior Notes	200,000	200,000
Deferred income taxes	209,565	219,267

Total liabilities	821,830	813,165

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,810 issued and 46,626 outstanding at December 31, 2013 and 48,881 issued and 46,685 outstanding at June 30, 2014	488	489
Additional paid-in capital	550,387	559,590
Retained earnings	359,778	368,536
Accumulated other comprehensive loss	(15,440)	(8,174)
Treasury stock, at cost, 2,184 and 2,196 shares at December 31, 2013 and June 30, 2014, respectively	(39,669)	(40,132)

Total stockholders’ equity	855,544	880,309

Total liabilities and stockholders’ equity	$1,677,374	$1,693,474

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2013	2014
Revenues:
Leasing	$88,032	$98,041
Sales	8,660	7,982
Other	443	510

Total revenues	97,135	106,533

Costs and expenses:
Cost of sales	5,518	5,379
Leasing, selling and general expenses	57,259	68,149
Restructuring expenses	343	1,731
Asset impairment charge, net	40,237	274
Depreciation and amortization	8,784	9,305

Total costs and expenses	112,141	84,838

(Loss) income from operations	(15,006)	21,695
Other expense:
Interest expense	(7,439)	(7,097)

(Loss) income from continuing operations before income tax (benefit) provision	(22,445)	14,598
Income tax (benefit) provision	(8,126)	5,335

(Loss) income from continuing operations	(14,319)	9,263
Loss from discontinued operation, net of tax	(62)	—

Net (loss) income	$(14,381)	$9,263

Earnings per share:
Basic:
(Loss) income from continuing operations	$(0.32)	$0.20
Loss from discontinued operation	—	—

Net (loss) income	$(0.32)	$0.20

Diluted:
(Loss) income from continuing operations	$(0.32)	$0.20
Loss from discontinued operation	—	—

Net (loss) income	$(0.32)	$0.20

Weighted average number of common and common share equivalents outstanding:
Basic	45,420	46,235

Diluted	45,420	47,027

Cash dividends declared per common share	$—	$0.17

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2014
Net (loss) income	$(14,381)	$9,263
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(587)	6,086

Other comprehensive (loss) income	(587)	6,086

Comprehensive (loss) income	$(14,968)	$15,349

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Revenues:
Leasing	$172,907	$192,121
Sales	20,892	15,848
Other	848	968

Total revenues	194,647	208,937

Costs and expenses:
Cost of sales	14,005	10,932
Leasing, selling and general expenses	110,137	136,505
Restructuring expenses	718	2,316
Asset impairment charge, net	40,237	557
Depreciation and amortization	17,544	18,450

Total costs and expenses	182,641	168,760

Income from operations	12,006	40,177
Other expense:
Interest expense	(14,974)	(14,084)
Foreign currency exchange loss	(1)	(1)

(Loss) income from continuing operations before income tax (benefit) provision	(2,969)	26,092
Income tax (benefit) provision	(769)	9,389

(Loss) income from continuing operations	(2,200)	16,703
Loss from discontinued operation, net of tax	(139)	—

Net (loss) income	$(2,339)	$16,703

Earnings per share:
Basic:
(Loss) income from continuing operations	$(0.05)	$0.36
Loss from discontinued operation	—	—

Net (loss) income	$(0.05)	$0.36

Diluted:
(Loss) income from continuing operations	$(0.05)	$0.36
Loss from discontinued operation	—	—

Net (loss) income	$(0.05)	$0.36

Weighted average number of common and common share equivalents outstanding:
Basic	45,334	46,192

Diluted	45,334	46,932

Cash dividends declared per common share	$—	$0.34

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Net (loss) income	$(2,339)	$16,703
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(12,772)	7,266

Other comprehensive (loss) income	(12,772)	7,266

Comprehensive (loss) income	$(15,111)	$23,969

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash Flows From Operating Activities:
Net (loss) income	$(2,339)	$16,703
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge, net	39,704	557
Provision for doubtful accounts	715	1,349
Amortization of deferred financing costs	1,405	1,405
Amortization of long-term liabilities	86	83
Share-based compensation expense	5,379	7,141
Depreciation and amortization	17,644	18,450
Gain on sale of lease fleet units	(5,448)	(2,495)
Loss on disposal of property, plant and equipment	62	359
Deferred income taxes	(980)	9,189
Foreign currency transaction loss	1	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivables	(1,537)	(2,609)
Inventories	(1,602)	55
Deposits and prepaid expenses	(417)	(1,856)
Other assets and intangibles	(7)	(11)
Accounts payable	1,433	2,431
Accrued liabilities	(2,085)	(1,467)

Net cash provided by operating activities	52,014	49,285

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(16,260)
Additions to lease fleet, excluding acquisitions	(14,297)	(8,150)
Proceeds from sale of lease fleet units	15,929	12,019
Additions to property, plant and equipment	(9,654)	(4,741)
Proceeds from sale of property, plant and equipment	458	1,451

Net cash used in investing activities	(7,564)	(15,681)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(53,128)	(19,189)
Principal payments on notes payable	(265)	—
Principal payments on capital lease obligations	(191)	(766)
Issuance of common stock	6,395	2,062
Dividend payments	—	(15,719)
Purchase of treasury stock	—	(463)

Net cash used in financing activities	(47,189)	(34,075)

Effect of exchange rate changes on cash	1,436	(217)

Net decrease in cash	(1,303)	(688)
Cash at beginning of period	1,937	1,256

Cash at end of period	$634	$568

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease and financing obligations	$—	$7,286

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

The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2014 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet during the first quarter of each year.

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

NOTE B — Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance in January 2014. The adoption of this amendment did not have a material impact on its consolidated financial statements and related disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued the accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for fiscal years beginning after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported to financial statements previously issued. The Company does not expect the adoption of the guidance will have a material impact on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, FASB issued the accounting standard on revenue from contracts with customers. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact, if any, of the adoption of the standard to its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2013 and June 30, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The following table summarizes our non-financial assets measured at fair value on a non-recurring basis:

Assets Held for Sale (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
(In thousands)
December 31, 2013	$980	$—	$—	$980	(1)
June 30, 2014	$—	$—	$—	$—	n/a

(1)	Assets held for sale primarily represent portable storage and office units and some transportation equipment. The carrying value of these assets was written down to fair value in the second quarter of 2013. The estimate of the fair value of the assets held for sale is based on the Company’s understanding of market prices to be paid by third parties (See Note R).

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility and capital leases approximate fair value. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at December 31, 2013 and June 30, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $217.3 million and $220.0 million as of December 31, 2013 and June 30, 2014, respectively. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and six-month periods ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands except per share data)		(In thousands except per share data)
Numerator:
(Loss) income from continuing operations	$(14,319)	$9,263	$(2,200)	$16,703
Loss on discontinued operation, net of tax	(62)	—	(139)	—

Net (loss) income	$(14,381)	$9,263	$(2,339)	$16,703

Basic EPS denominator:
Common shares outstanding beginning of period	45,351	46,229	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended June 30	69	6	140	108

Denominator for basic earnings per share	45,420	46,235	45,334	46,192

Diluted EPS denominator:
Common shares outstanding beginning of period	45,351	46,229	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended June 30	69	6	140	108
Dilutive effect of stock options and nonvested share-awards during the period ended June 30	—	792	—	740

Denominator for diluted earnings per share	45,420	47,027	45,334	46,932

Earnings per share:
Basic:
(Loss) income from continuing operations	$(0.32)	$0.20	$(0.05)	$0.36
Loss from discontinued operation	—	—	—	—

Net (loss) income	$(0.32)	$0.20	$(0.05)	$0.36

Diluted:
(Loss) income from continuing operations	$(0.32)	$0.20	$(0.05)	$0.36
Loss from discontinued operation	—	—	—	—

Net (loss) income	$(0.32)	$0.20	$(0.05)	$0.36

Basic weighted-average number of common shares outstanding does not include nonvested share-awards that had not vested of 0.8 million and 0.4 million for the three- and six-month periods ended June 30, 2013 and 2014, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Stock option awards	2,407	277	1,598	210
Nonvested share-awards	388	—	355	1

Total anti-dilutive shares	2,795	277	1,953	211

NOTE F — Share-Based Compensation

At June 30, 2014, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Stock option awards under these plans were historically granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant. In 2014, the stock options issued by the Company were issued at a price equal to 115% of the fair market value of the Company’s common stock on the date of the grant. Each outstanding option must expire no later than ten years from the date it was granted, unless exercised or forfeited before the expiration date, and are granted with vesting periods ranging from three to four and one half years. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis, or if subject to performance conditions, the expense is recognized using the accelerated attribution method. The “service period” is the time during which the employees receiving the awards must remain employed for the shares granted to fully vest.

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

The Company has also granted certain executive officers stock options and nonvested share-awards with vesting subject to performance conditions. Vesting of these grants is dependent upon the respective officers fulfilling the service period requirements as well as the Company achieving certain yearly adjusted EBITDA (as defined below) targets in each of the performance periods (three to four years) after the grant is awarded. EBITDA is defined as net income before discontinued operation, net of tax (if applicable), interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs, and further adjusted to exclude non-cash share-based compensation expense and other specific transactions, to arrive at adjusted EBITDA. For performance-based grants, the Company is required to assess the probability that such performance conditions will be met. If the likelihood of the performance conditions being met is deemed probable, the Company will recognize the expense using the accelerated attribution method. The accelerated attribution method could result in as much as 60% of the total value of the shares being recognized in the first year of the service period if the future performance-based targets are assessed as probable of being met.

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of June 30, 2014:

	June 30, 2014	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$13,457	1.58
Nonvested share-awards	$8,732	2.53

The following table summarizes the share-based compensation expense and capitalized amounts for the three- and six-month periods ended June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Share-based compensation expense	$3,743	$2,977	$5,379	$7,141
Capitalized share-based compensation	97	—	149	—

Total share-based compensation	$3,840	$2,977	$5,528	$7,141

A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2013	2,519	$29.80
Granted	269	$47.95
Exercised	(88)	$23.36
Canceled/Expired	(57)	$39.89

Balance at June 30, 2014	2,643	$31.64

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The intrinsic value of options exercised during the six months ended June 30, 2014 was approximately $1.6 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2013	542	$20.65
Awarded	70	$41.69
Released	(80)	$18.50
Forfeited	(88)	$22.13

Nonvested at June 30, 2014	444	$24.08

A summary of fully vested stock options and stock options expected to vest, as of June 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	2,643	$31.64	8.50	$42,992
Vested and expected to vest	2,553	$31.54	8.48	$41,794
Exercisable	833	$29.52	7.94	$15,311

The fair value of each stock option award is estimated on the date of the option grant using the Black-Scholes option pricing model.

NOTE G — Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis that approximates the first-in, first-out, or FIFO, method) or market. Market is the lower of replacement cost or net realizable value. Inventories primarily consist of raw materials and supplies, work-in-process and finished portable storage units, primarily related to remanufacturing and maintenance, of the Company’s lease fleet and its units held for sale. Raw materials and supplies principally consist of raw steel, wood, glass, paint and other assembly components used in the remanufacturing processes. Work-in-process primarily represents units being built that are either pre-sold or being built to add to the Company’s lease fleet upon completion. Finished portable storage units primarily represent ISO, or International Organization for Standardization, containers held in inventory until the containers are either sold as is, remanufactured and sold, or units in the process of being remanufactured to be compliant with the Company’s lease fleet standards before transferring the units to its lease fleet. There is no certainty when the Company purchases the containers whether they will ultimately be sold, remanufactured and sold, or remanufactured and moved into its lease fleet. Units that are placed into the Company’s lease fleet undergo an extensive remanufacturing process that includes installing its proprietary locking system, signage, painting and sometimes its proprietary security doors. Inventories consisted of the following at the dates indicated:

	December 31, 2013	June 30, 2014
	(In thousands)
Raw material and supplies	$16,586	$16,010
Work-in-process	197	215
Finished portable storage units	1,961	2,535

Inventories	$18,744	$18,760

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2013	June 30, 2014
	(In thousands)
Steel storage containers	$600,475	$604,792
Offices	538,906	544,888
Van trailers	2,119	2,029
Other	3,809	3,911

	1,145,309	1,155,620
Accumulated depreciation	(166,033)	(175,264)

Lease fleet, net	$979,276	$980,356

NOTE I — Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Residual values are determined when the property is constructed or acquired and range up to 25%, depending on the nature of the asset. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets and is included in leasing, selling and general expenses in the accompanying Condensed Consolidated Statements of Operations. Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2013	June 30, 2014
	(In thousands)
Land	$11,124	$11,182
Vehicles and equipment	88,686	95,678
Buildings and improvements (1)	18,477	18,949
Office fixtures and equipment	33,017	35,082

	151,304	160,891
Accumulated depreciation and amortization	(66,151)	(70,736)

Property, plant and equipment, net	$85,153	$90,155

(1)	Improvements made to leased properties are amortized over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE J — Goodwill

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Acquisitions of businesses under asset purchase agreements result in the goodwill relating to the business acquisition being deductible for income tax purposes even though goodwill is not amortized for financial reporting purposes. The Company performs an annual impairment test on goodwill and will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred.

The following table shows the activity and balances relating to goodwill from December 31, 2013 to June 30, 2014:

Goodwill
(in thousands)
Balance at December 31, 2013	$519,222
Acquisitions	6,110
Foreign currency translation adjustments	2,328

Balance at June 30, 2014	$527,660

NOTE K — Lines of Credit

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of June 30, 2014, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within ten days following the end of each fiscal quarter.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of June 30, 2014 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants or restricted from paying dividends or making stock repurchases.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

At June 30, 2014, the Company had approximately $300.1 million of borrowings outstanding and $593.2 million additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

NOTE L — Income Taxes

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

In July 2013, the U.K.’s government authorized a reduction in the corporate income tax rate to 20% from the statutory rate of 23% authorized in 2012. This rate reduction only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.9 million in 2013. The tax reduction is reflected at the enacted rate in effect at the estimated date such amounts will be payable. Despite the rate reduction, the Company’s effective tax rate increased from 25.9% to 36.0% for the six-month periods ended June 30, 2013 and 2014, respectively, due to the mix shift in North America’s and U.K.’s contribution to pre-tax profit.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in its Condensed Consolidated Statements of Operations.

NOTE M — Accumulated Other Comprehensive Loss

At December 31, 2013 and June 30, 2014, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2013	June 30, 2014
	(In thousands)
Foreign currency translation adjustment	$15,440	$8,174

Total accumulated other comprehensive loss	$15,440	$8,174

NOTE N — Commitments and Contingencies

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE O — Stockholders’ Equity

In November 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. As of June 30, 2014, no shares were repurchased under this program.

During 2014, the Company withheld 11,081 shares of restricted stock awards, for a total value of approximately $0.5 million, to certain officers upon vesting of restricted stock to satisfy minimum tax withholding obligations.

NOTE P — Segment Reporting

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and six-month periods ended June 30, 2013 and 2014:

	Three Months Ended June 30,
	2013	2014
	(In thousands)
Revenues:
North America:
Leasing	$72,224	$78,013
Sales	7,672	6,910
Other	347	405

Total North America (1)	80,243	85,328

U.K.:
Leasing	15,808	20,028
Sales	988	1,072
Other	96	105

Total U.K.	16,892	21,205

Total revenues	$97,135	$106,533

Depreciation and amortization:
North America	$7,093	$7,582
U.K.	1,691	1,723

Total depreciation and amortization	$8,784	$9,305

(Loss) income from operations:
North America	$(11,436)	$18,571
U.K.	(3,570)	3,124

Total (loss) income from operations	$(15,006)	$21,695

Interest expense:
North America	$7,171	$6,870
U.K.	268	227

Total interest expense	$7,439	$7,097

Income tax (benefit) provision:
North America	$(7,346)	$4,609
U.K.	(780)	726

Total income tax (benefit) provision	$(8,126)	$5,335

(1)	Includes revenues in the United States of $78.7 million and $83.8 million for the three-month periods ended June 30, 2013 and 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Revenues:
North America:
Leasing	$141,985	$153,496
Sales	14,713	13,488
Other	684	759

Total North America (1)	157,382	167,743

U.K.:
Leasing	30,922	38,625
Sales	6,179	2,360
Other	164	209

Total U.K.	37,265	41,194

Total revenues	$194,647	$208,937

Depreciation and amortization:
North America	$14,163	$15,000
U.K.	3,381	3,450

Total depreciation and amortization	$17,544	$18,450

Income (loss) from operations:
North America	$12,191	$33,715
U.K.	(185)	6,462

Total income from operations	$12,006	$40,177

Interest expense:
North America	$14,390	$13,617
U.K.	584	467

Total interest expense	$14,974	$14,084

Income tax (benefit) provision:
North America	$(756)	$7,908
U.K.	(13)	1,481

Total income tax (benefit) provision	$(769)	$9,389

(1)	Includes revenues in the United States of $154.4 million and $165.0 million for the six-month periods ended June 30, 2013 and 2014, respectively.

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2013	June 30, 2014
	(In thousands)
North America (1)	$902,183	$903,960
U.K.	162,246	166,551

Total long-lived assets	$1,064,429	$1,070,511

(1)	Includes long-lived assets of $884.3 million and $887.8 million in the United States at December 31, 2013 and June 30, 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE Q — Restructuring Expenses

The Company has undergone restructuring actions to align its business operations, including the termination of its consumer initiative program and the transition of leadership for the Company’s President and Chief Executive Officer position in 2012 and the Chief Accounting Officer position in 2013. The Company’s U.K. operations restructured one of their locations at the end of 2013 and additionally sold the Belfast, Northern Ireland location in the second quarter of 2014. In addition, the Company’s field management structure in North America was realigned in 2014 along with other organizational changes.

The majority of accrued restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2013 and the six-month period ended June 30, 2014:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2013	$2,543	$1,570	$—	$4,113
Restructuring expenses	1,787	475	140	2,402
Settlement of obligations	(3,717)	(982)	(140)	(4,839)

Accrued obligations as of December 31, 2013	613	1,063	—	1,676
Restructuring expenses	639	318	1,359	2,316
Settlement of obligations	(708)	(576)	(1,336)	(2,620)

Accrued obligations as of June 30, 2014	$544	$805	$23	$1,372

The majority of the accrued obligations are expected to be paid out through the year 2014, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Severance and benefits	$167	$299	$409	$639
Lease abandonment costs	141	179	239	318
Other costs (1)	35	1,253	70	1,359

Restructuring expenses	$343	$1,731	$718	$2,316

(1)	Other costs in 2014 include the sale of the Company’s Belfast, Northern Ireland location.

NOTE R — Assets Held for Sale

In the second quarter of 2013, the Company conducted field inspections of lease fleet units and other assets. In connection with this action, the Company recorded an asset impairment charge of $40.2 million in the second quarter of 2013, of which $39.6 million was non-cash. Realized gains and losses resulting from the subsequent sale of these assets are recorded as a decrease or an increase to the original impairment charge in the statements of income and the proceeds associated with the disposal of these assets, excluding inventories, is recorded as investing activities in statements of cash flows. All of the assets were sold as of June 30, 2014.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table sets forth the information on the assets classified as held for sale at December 31, 2013 and the subsequent changes to the assets’ fair value for the six-month period ended June 30, 2014 (in thousands):

	North America	U.K.	Total
Balance at December 31, 2013	$904	$76	$980
Sale proceeds	(310)	(183)	(493)
Additional net loss upon sale	(433)	(124)	(557)
Other changes, net	(161)	230	69
Effect of exchange rate changes	—	1	1

Balance at June 30, 2014	$—	$—	$—

NOTE S – Acquisitions

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

On June 30, 2014, the Company acquired two portable storage businesses, one through a stock purchase agreement and the other through an asset purchase agreement. One acquisition expanded the Company’s existing operations in the Texas and Tennessee markets and the other created a new location in the Connecticut market.

The accompanying condensed consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as they were immaterial to the Company’s financial position and operations in the aggregate. The acquisitions were accounted for as a purchase of the business, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of acquisition.

The fair value of the assets acquired and liabilities assumed have been estimated in the aggregate as follows at June 30, 2014:

Preliminary Acquisitions Fair Values
(In thousands)
Tangible assets:
Receivables	$350
Lease fleet	8,973
Property, plant and equipment	215
Other assets	14
Intangible assets:
Customer lists	990
Non-compete agreements	125
Goodwill	6,110
Liabilities	(517)

Total purchase price	$16,260

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE T — Subsequent Event

On July 29, 2014, the Company’s Board authorized and declared the third quarterly cash dividend to all the Company’s common stockholders of $0.17 per share of common stock, payable on September 3, 2014 to stockholders of record as of the close of business on August 20, 2014. Each future quarterly dividend payment is subject to review and approval by the Board.

NOTE U — Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$434	$134	$—	$568
Receivables, net	35,739	19,552	—	55,291
Inventories	16,635	2,125	—	18,760
Lease fleet, net	815,741	164,615	—	980,356
Property, plant and equipment, net	72,012	18,143	—	90,155
Deposits and prepaid expenses	6,334	1,691	—	8,025
Other assets and intangibles, net	11,614	1,045	—	12,659
Goodwill	451,242	76,418	—	527,660
Intercompany	151,926	31,916	(183,842)	—

Total assets	$1,561,677	$315,639	$(183,842)	$1,693,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$11,308	$10,380	$—	$21,688
Accrued liabilities	49,726	7,057	—	56,783
Lines of credit	296,192	3,933	—	300,125
Obligations under capital leases	15,302	—	—	15,302
Senior Notes	200,000	—	—	200,000
Deferred income taxes	203,886	16,379	(998)	219,267
Intercompany	—	171	(171)	—

Total liabilities	776,414	37,920	(1,169)	813,165

Commitments and contingencies
Stockholders’ equity:
Common stock	489	18,388	(18,388)	489
Additional paid-in capital	559,590	165,139	(165,139)	559,590
Retained earnings	265,316	102,366	854	368,536
Accumulated other comprehensive loss	—	(8,174)	—	(8,174)
Treasury stock, at cost	(40,132)	—	—	(40,132)

Total stockholders’ equity	785,263	277,719	(182,673)	880,309

Total liabilities and stockholders’ equity	$1,561,677	$315,639	$(183,842)	$1,693,474

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$70,820	$17,212	$—	$88,032
Sales	7,506	1,154	—	8,660
Other	339	104	—	443

Total revenues	78,665	18,470	—	97,135

Costs and expenses:
Cost of sales	4,724	794	—	5,518
Leasing, selling and general expenses	43,834	13,425	—	57,259
Restructuring expenses	343	—	—	343
Asset impairment charge	33,551	6,686	—	40,237
Depreciation and amortization	6,958	1,826	—	8,784

Total costs and expenses	89,410	22,731	—	112,141

Loss from operations	(10,745)	(4,261)	—	(15,006)
Other income (expense):
Interest income	61	—	(61)	—
Interest expense	(7,014)	(486)	61	(7,439)

Loss from continuing operations before income tax benefit	(17,698)	(4,747)	—	(22,445)
Income tax benefit	(7,323)	(793)	(10)	(8,126)

Loss from continuing operations	(10,375)	(3,954)	10	(14,319)
Loss from discontinued operation, net of tax	—	(62)	—	(62)

Net loss	$(10,375)	$(4,016)	$10	$(14,381)

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$76,613	$21,428	$—	$98,041
Sales	6,807	1,175	—	7,982
Other	403	107	—	510

Total revenues	83,823	22,710	—	106,533
Costs and expenses:
Cost of sales	4,548	831	—	5,379
Leasing, selling and general expenses	52,904	15,245	—	68,149
Restructuring expenses	305	1,426	—	1,731
Asset impairment charge, net	280	(6)	—	274
Depreciation and amortization	7,443	1,862	—	9,305

Total costs and expenses	65,480	19,358	—	84,838
Income from operations	18,343	3,352	—	21,695
Other income (expense):
Interest income	21	—	(21)	—
Interest expense	(6,719)	(399)	21	(7,097)

Income before income tax provision	11,645	2,953	—	14,598
Income tax provision	4,609	726	—	5,335

Net income	$7,036	$2,227	$—	$9,263

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$7,036	$2,227	$—	$9,263

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	6,086	—	6,086

Other comprehensive income	—	6,086	—	6,086

Comprehensive income	$7,036	$8,313	$—	$15,349

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$139,218	$33,689	$—	$172,907
Sales	14,504	6,388	—	20,892
Other	673	175	—	848

Total revenues	154,395	40,252	—	194,647

Costs and expenses:
Cost of sales	9,029	4,976	—	14,005
Leasing, selling and general expenses	84,591	25,546	—	110,137
Restructuring expenses	718	—	—	718
Asset impairment charge	33,551	6,686	—	40,237
Depreciation and amortization	13,890	3,654	—	17,544

Total costs and expenses	141,779	40,862	—	182,641

Income (loss) from operations	12,616	(610)	—	12,006
Other income (expense):
Interest income	130	—	(130)	—
Interest expense	(14,075)	(1,029)	130	(14,974)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Loss from continuing operations before income tax benefit	(1,055)	(1,640)	(274)	(2,969)
Income tax benefit	(707)	(41)	(21)	(769)

Loss from continuing operations	(348)	(1,599)	(253)	(2.200)
Loss from discontinued operation, net of tax	—	(139)	—	(139)

Net loss	$(348)	$(1,738)	$(253)	$(2.339)

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$150,881	$41,240	$—	$192,121
Sales	13,334	2,514	—	15,848
Other	754	214	—	968

Total revenues	164,969	43,968	—	208,937

Costs and expenses:
Cost of sales	9,100	1,832	—	10,932
Leasing, selling and general expenses	106,612	29,893	—	136,505
Restructuring expenses	702	1,614	—	2,316
Asset impairment charge, net	416	141	—	557
Depreciation and amortization	14,720	3,730	—	18,450

Total costs and expenses	131,550	37,210	—	168,760

Income from operations	33,419	6,758	—	40,177
Other income (expense):
Interest income	51	—	(51)	—
Interest expense	(13,318)	(817)	51	(14,084)
Foreign currency exchange	—	(1)	—	(1)

Income before income tax provision	20,152	5,940	—	26,092
Income tax provision	7,908	1,481	—	9,389

Net income	$12,244	$4,459	$—	$16,703

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$12,244	$4,459	$—	$16,703
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	7,266	—	7,266

Other comprehensive income	—	7,266	—	7,266

Comprehensive income	$12,244	$11,725	$—	$23,969

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$12,244	$4,459	$—	$16,703
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	1,102	247	—	1,349
Amortization of deferred financing costs	1,375	30	—	1,405
Amortization of long-term liabilities	81	2	—	83
Share-based compensation expense	6,767	374	—	7,141
Depreciation and amortization	14,720	3,730	—	18,450
Gain on sale of lease fleet units	(3,237)	742	—	(2,495)
Loss on disposal of property, plant and equipment	199	160	—	359
Deferred income taxes	7,728	1,461	—	9,189
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivable	(1,114)	(1,495)	—	(2,609)
Inventories	232	(177)	—	55
Deposits and prepaid expenses	(1,609)	(247)	—	(1,856)
Other assets and intangibles	19	(30)	—	(11)
Accounts payable	879	1,552	—	2,431
Accrued liabilities	(1,601)	134	—	(1,467)
Intercompany	2,290	(2,290)	—	—

Net cash provided by operating activities	40,491	8,794	—	49,285

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(16,260)	—	—	(16,260)
Additions to lease fleet, excluding acquisitions	(4,871)	(3,279)	—	(8,150)
Proceeds from sale of lease fleet units	9,717	2,302	—	12,019
Additions to property, plant and equipment	(3,891)	(850)	—	(4,741)
Proceeds from sale of property, plant and equipment	1,145	306	—	1,451

Net cash used in investing activities	(14,160)	(1,521)	—	(15,681)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(10,821)	(8,368)	—	(19,189)
Principal payments on capital lease obligations	(766)	—	—	(766)
Issuance of common stock	2,062	—	—	2,062
Dividend payments	(15,719)	—	—	(15,719)
Purchase of treasury stock	(463)	—	—	(463)

Net cash used in financing activities	(25,707)	(8,368)	—	(34,075)

Effect of exchange rate changes on cash	—	(217)	—	(217)
Net increase (decrease) in cash	624	(1,312)	—	(688)
Cash at beginning of period	(190)	1,446	—	1,256

Cash at end of period	$434	$134	$—	$568

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 213,000 units at June 30, 2014. As of June 30, 2014, we operated in 135 locations throughout North America and the U.K., maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 84,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 10.7% and 7.6% of total revenues for the six months ended June 30, 2013 and 2014, respectively.

At June 30, 2014, we operated 115 locations in the U.S., four in Canada and 16 in the U.K. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new locations. In line with our growth strategy for 2014, we completed four business acquisitions thus far in 2014. In the first quarter of 2014, we expanded our operations through acquisitions in the North Dakota and North Carolina markets. Both of these acquisitions increased our market exposure and were integrated into our existing locations in those areas. In the second quarter of 2014, we expanded our existing operations by integrating an acquisition with operations in Tennessee and Texas with our existing operations in those markets while the other acquisition was in the Danbury, Connecticut metropolitan area which will serve as a new market for us.

In the second quarter of 2014, we sold our Belfast, Northern Ireland location, and with utilization rates improving, we closed one location in the U.S. that will be serviced by another nearby location.

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

The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 41.0% of our leased units at June 30, 2014, compared to 38.9% for the same period in 2013.

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

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
EBITDA	$(6,222)	$31,000	$29,549	$58,626
Discontinued operation	(22)	—	(44)	—
Interest paid	(10,829)	(10,131)	(13,221)	(12,291)
Income and franchise taxes paid	(698)	(689)	(785)	(778)
Share-based compensation expense	3,743	2,977	5,379	7,141
Asset impairment charge, net	39,704	274	39,704	557
Gain on sale of lease fleet units	(2,381)	(784)	(5,448)	(2,495)
Loss on disposal of property, plant and equipment	90	287	62	359
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,712)	(2,585)	(822)	(1,260)
Inventories	(848)	(173)	(1,602)	55
Deposits and prepaid expenses	254	(580)	(417)	(1,856)
Other assets and intangibles	(103)	(6)	(7)	(11)
Accounts payable and accrued liabilities	4,441	2,883	(334)	1,238

Net cash provided by operating activities	$25,417	$22,473	$52,014	$49,285

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands except percentages)		(In thousands except percentages)
Net (loss) income	$(14,381)	$9,263	$(2,339)	$16,703
Loss from discontinued operation, net of tax	62	—	139	—
Interest expense	7,439	7,097	14,974	14,084
Income tax (benefit) provision	(8,126)	5,335	(769)	9,389
Depreciation and amortization	8,784	9,305	17,544	18,450

EBITDA	(6,222)	31,000	29,549	58,626
Share-based compensation expense (1)	3,743	2,977	5,379	7,141
Restructuring expenses (2)	343	1,731	718	2,316
Acquisition expenses (3)	—	33	—	39
Asset impairment charge, net (4)	40,237	274	40,237	557

Adjusted EBITDA	$38,101	$36,015	$75,883	$68,679

EBITDA margin (5)	(6.4)%	29.1%	15.2%	28.1%

Adjusted EBITDA margin (5)	39.2%	33.8%	39.0%	32.9%

(1)	Represents non-cash share-based compensation expense associated with the granting of equity instruments.
(2)	Restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations.
(3)	Acquisition expenses represent acquisition activity costs.
(4)	In 2013, primarily represents the non-cash impairment charges for the write-down on certain assets classified as held for sale. In 2014, represents the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013.
(5)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

The table below summarizes those transactions that effectively changed the net book value of our lease fleet from $979.3 million at December 31, 2013 to $980.4 million at June 30, 2014:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2013, net	$979,276	212,898
Purchases and units acquired through acquisitions, including freight:
Containers	8,934	3,257
Steel offices	3,669	260
Non-core units	121	133
Manufactured units:
Steel security offices	79	19
Remanufacturing and customization of units purchased or obtained in prior years	4,574 (1)	256 (2)
Other (3)	251	(122)
Cost of sales from lease fleet	(9,664)	(3,604)
Effect of exchange rate changes	3,812
Change in accumulated depreciation, excluding sales	(10,696)

Lease fleet at June 30, 2014, net	$980,356	213,097

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at June 30, 2014:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$604,792	173,242	81%
Offices	544,888	37,603	18%
Van trailers	2,029	2,252	1%
Other	3,911

	1,155,620
Accumulated depreciation	(175,264)

Lease fleet, net	$980,356	213,097	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2013 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of June 30, 2014 was approximately $1.1 billion.

Our average utilization rate for the second quarter of 2014 was 66.6%, compared to 62.0% in the second quarter of 2013. At June 30, 2014, our utilization rate was 67.3%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to

Three Months Ended June 30, 2013

Total revenues for the quarter ended June 30, 2014 increased $9.4 million, or 9.7%, to $106.5 million, compared to $97.1 million for the same period in 2013. Leasing revenues for the quarter ended June 30, 2014 increased $10.0 million, or 11.4%, to $98.0 million, compared to $88.0 million for the same period in 2013. This increase in leasing revenues was driven by increased rates and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 11.5% and includes a rental rate increase of 7.6% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended June 30, 2014 decreased $0.7 million, or 7.8%, to $8.0 million, compared to the same period in 2013. Leasing revenues, as a percentage of total revenues for the quarters ended June 30, 2014 and 2013 were 92.0% and 90.6%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.4% and 63.7% of sales revenues for the quarters ended June 30, 2014 and 2013, respectively.

Leasing, selling and general expenses for the quarter ended June 30, 2014 increased by $10.8 million, or 19.0%, to $68.1 million, compared to $57.3 million for the same period in 2013. The increase in leasing, selling and general expenses was primarily related to: (i) investments in repair and maintenance of our lease fleet and delivery equipment and fleet repositioning to high utilization markets increased $4.0 million, (ii) transportation costs increased $1.8 million, (iii) payroll related costs increased $1.6 million due to a companywide incentive compensation change and investments in sales and marketing and (iv) cost of exiting manufacturing in the U.K. and streamlining North America’s manufacturing operations increased expenses by approximately $1.0 million.

Restructuring expenses for the quarter ended June 30, 2014 was $1.7 million, compared to $0.3 million for the same period in 2013. The 2014 increase primarily relates to the sale of our Belfast, Northern Ireland location that management determined was nonstrategic in addition to other organizational changes made in North America.

Asset impairment charge, net for the quarter ended June 30, 2014 was $0.3 million and relates to the additional loss upon completion of sale of certain assets that were written down to fair value in the second quarter of 2013, less recovery of assets sold in excess of the fair value. For the quarter ended June 30, 2013 the asset impairment charge was $40.2 million and primarily relates to the write-down of certain assets we identified to be sold.

Net income from continuing operations for the quarter ended June 30, 2014 was $9.3 million, compared to a net loss of $14.3 million for the same period in 2013.

Adjusted EBITDA for the quarter ended June 30, 2014 decreased $2.1 million, or 5.5%, to $36.0 million, compared to $38.1 million for the same period in 2013. Adjusted EBITDA margins were 33.8% and 39.2% of total revenues for the three months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2014 was $9.3 million, compared to $8.8 million for the same period in 2013.

Interest expense for the quarter ended June 30, 2014 decreased $0.3 million, or 4.6%, to $7.1 million, compared to $7.4 million for the same period in 2013. This decrease is primarily attributable to a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. As we continue to reduce outstanding debt, the shift between our floating variable interest rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates compared to the same period in 2013. The weighted average interest rate on our debt for the three months ended June 30, 2014 was 5.0%, compared to 4.5% for the same period in 2013, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended June 30, 2014 was 5.6%, compared to 5.0% for the same period in 2013.

Provision (benefit) for income taxes on continuing operations was based on our annual estimated effective tax rate. The tax rate for the quarters ended June 30, 2014 and 2013 was 36.5% and (36.2%), respectively. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada and the U.K. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, for the quarter ended June 30, 2013 was $0.1 million and represents our Netherlands operation that was sold in December 2013 and reflected as a discontinued operation.

Six Months Ended June 30, 2014, Compared to

Six Months Ended June 30, 2013

Total revenues for the six months ended June 30, 2014 increased $14.3 million, or 7.3%, to $208.9 million, compared to $194.6 million for the same period in 2013. Leasing revenues for the six months ended June 30, 2014 increased $19.2 million, or 11.1%, to $192.1 million, compared to $172.9 million for the same period in 2013. This increase in leasing revenues was driven by an increase in the number of units on rent, increased rates and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 10.1% and includes a rental rate increase of 6.8% over the prior year. Revenue from the sales of portable storage and office units for the six months ended June 30, 2014 decreased $5.0 million, or 24.1%, to $15.8 million, compared to the same period in 2013, primarily due to a sale to the U.K. military in 2013. Leasing revenues, as a percentage of total revenues for the six months ended June 30, 2014 and 2013 were 92.0% and 88.8%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 69.0% and 67.0% of sales revenues for the six months ended June 30, 2014 and 2013, respectively.

Leasing, selling and general expenses for the six months ended June 30, 2014 increased by $26.4 million, or 23.9%, to $136.5 million, compared to $110.1 million for the same period in 2013. The increase in leasing, selling and general expenses was primarily related to: (i) investments in repair and maintenance of our lease fleet and delivery equipment and fleet repositioning to high utilization markets increased $9.7 million, (ii) payroll related costs increased $8.2 million, due to higher stock compensation, a one-time vacation accrual adjustment, and a companywide incentive compensation change, (iii) transportation costs increased $3.4 million and (iv) cost of exiting manufacturing in the U.K. and streamlining North America’s manufacturing operations increased expenses by approximately $2.1 million.

Restructuring expenses for the six months ended June 30, 2014 was $2.3 million, compared to $0.7 million for the same period in 2013. The 2014 increase primarily relates to the sale of our Belfast, Northern Ireland location that management determined was nonstrategic in addition to other organizational changes made in North America.

Asset impairment charge, net for the six months ended June 30, 2014 was $0.6 million and relates to the additional loss upon completion of sale of certain assets that were written down to fair value in the second quarter of 2013, less recovery of assets sold in excess of the fair value. For the six months ended June 30, 2013, the asset impairment charge was $40.2 million and primarily relates to the write-down of certain assets we identified to be sold.

Net income from continuing operations for the six months ended June 30, 2014 was $16.7 million, compared to net loss of $2.2 million for the same period in 2013.

Adjusted EBITDA for the six months ended June 30, 2014 decreased $7.2 million, or 9.5%, to $68.7 million, compared to $75.9 million for the same period in 2013. Adjusted EBITDA margins were 32.9% and 39.0% of total revenues for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense for the six months ended June 30, 2014 was $18.4 million, compared to $17.5 million for the same period in 2013.

Interest expense for the six months ended June 30, 2014 decreased $0.9 million, or 5.9%, to $14.1 million, compared to $15.0 million for the same period in 2013. This decrease is primarily attributable to a lower average amount of debt outstanding during the six month period, principally due to the use of operating cash flow to reduce our debt over the last year. As we continue to reduce outstanding debt, the shift between our floating variable interest rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates compared to the same period in 2013. The weighted average interest rate on our debt for the six months ended June 30, 2014 was 4.9%, compared to 4.4% for the same period in 2013, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the six months ended June 30, 2014 was 5.5%, compared to 4.9% for the same period in 2013.

Provision (benefit) for income taxes on continuing operations was based on our annual estimated effective tax rate. The tax rate for the six months ended June 30, 2014 and 2013 was 36.0% and (25.9%), respectively. The increase in the estimated effective tax rate is primarily due to the mix shift in North America’s and U.K.’s contribution to pre-tax profit, despite a U.K. income tax rate reduction in July 2013. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada and the U.K. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, for the six months ended June 30, 2013 was $0.1 million and represents our Netherlands operation that was sold in December 2013 and reflected as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive, even after capital net expenditures for the past five years. This positive cash flow trend has continued for the six-month period ended June 30, 2014.

During the past five years, our capital expenditures and acquisitions have been funded by our cash flow from operation. For the six months ended June 30, 2014, we generated free cash flow of $49.9 million. In addition to free cash flow, our principal current source of liquidity is our Credit Agreement described below.

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

The table below is a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Net cash provided by operating activities:	$25,417	$22,473	$52,014	$49,285
Additions to lease fleet, excluding acquisitions	(7,970)	(4,072)	(14,297)	(8,150)
Proceeds from sale of lease fleet units	6,049	6,392	15,929	12,019
Additions to property, plant and equipment	(5,374)	(2,113)	(9,654)	(4,741)
Proceeds from sale of property, plant and equipment	237	543	458	1,451

Net capital expenditures	(7,058)	750	(7,564)	579

Free cash flow	$18,359	$23,223	$44,450	$49,864

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch (“Administrative Agent”) and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2014, we had $300.1 million of borrowings outstanding and $593.2 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of June 30, 2014 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of June 30, 2014, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

Senior Notes. At June 30, 2014, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears or June 1 and December 1 of each year.

Operating Activities. Our operations provided net cash flow of $49.3 million for the six months ended June 30, 2014, compared to $52.0 million during the same period in 2013. The $2.7 million decrease in cash provided by operations is primarily attributable to a change in net income after giving effect to non-cash items partially offset by the change in working capital. We used this net cash flow to fund operations, reduce debt and pay dividends.

Investing Activities. Net cash used in investing activities was $15.7 million for the six months ended June 30, 2014, compared to $7.6 million for the same period in 2013. Capital expenditures for our lease fleet were $8.1 million and proceeds from sale of lease fleet units were $12.0 million for the six months ended June 30, 2014, compared to capital expenditures of $14.3 million and proceeds of $15.9 million for the same period in 2013. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the six months ended June 30, 2014 were $3.3 million, compared to $9.2 million for the same period in 2013. The expenditures for property, plant and equipment in 2014 were primarily for upgrades to technology equipment. In 2014, cash used in investing activities also includes $16.3 million for acquisitions. In addition, we financed equipment through capital lease obligations of $7.3 million in 2014. We anticipate our near term investing activities will be primarily focused on investments in transportation and technology equipment as well as some remanufacturing of lease fleet units and adding lease fleet in higher utilization markets. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2014 was $34.1 million, compared to $47.2 million for the same period in 2013. In 2014, reductions to our net borrowings under our Credit Agreement were $19.2 million, compared to $53.1 million for the same period in 2013. In 2014, we paid cash dividends of $15.7 million to our stockholders and we received $2.1 million and $6.4 million from the exercise of employee stock options for the six-month periods ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $6.7 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into capital lease obligations from time to time, and, at June 30, 2014, we had $15.3 million in outstanding capital lease obligations.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in January 2014. The adoption of this amendment did not have a material impact on our consolidated financial statements and related disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued the accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for fiscal years beginning after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, FASB issued the accounting standard on revenue from contracts with customers. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact, if any, of the adoption of the standard to our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	our ability to increase revenue and control operating costs;

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to leverage our information technology systems to service and grow with business demands;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to manage growth or integrate acquisitions at existing or new locations;

•	our U.K. operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to maintain our and secure information technology systems continuously and securely;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. At June 30, 2014, we did not have any outstanding interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

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

ITEM 6. EXHIBITS

Number	Description

10.1	Amended and Restated Employment Agreement between Mobile Mini, Inc. and Kelly Williams, dated June 4, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2014).

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: July 30, 2014	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer