Form 10-Q
period 2014-09-30
MOBILE MINI INC
filed 2014-10-23
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At October 13, 2014, there were outstanding 46,108,508 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31, 2013	September 30, 2014
	(See Note A)	(Unaudited)
ASSETS
Cash	$1,256	$1,612
Receivables, net of allowance for doubtful accounts of $2,093 and $2,270 at December 31, 2013 and September 30, 2014, respectively	53,104	60,951
Inventories	18,744	17,584
Lease fleet, net	979,276	974,035
Property, plant and equipment, net	85,153	95,322
Assets held for sale	980	—
Deposits and prepaid expenses	6,116	7,108
Other assets and intangibles, net	13,523	11,900
Goodwill	519,222	525,623

Total assets	$1,677,374	$1,694,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$18,862	$23,841
Accrued liabilities	65,308	61,936
Lines of credit	319,314	307,388
Obligations under capital leases	8,781	18,926
Senior Notes	200,000	200,000
Deferred income taxes	209,565	226,500

Total liabilities	821,830	838,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock: $.01 par value, 95,000 shares authorized, 48,810 issued and 46,626 outstanding at December 31, 2013 and 48,926 issued and 46,081 outstanding at September 30, 2014	488	489
Additional paid-in capital	550,387	564,531
Retained earnings	359,778	375,421
Accumulated other comprehensive loss	(15,440)	(19,761)
Treasury stock, at cost, 2,184 and 2,845 shares at December 31, 2013 and September 30, 2014, respectively	(39,669)	(65,136)

Total stockholders’ equity	855,544	855,544

Total liabilities and stockholders’ equity	$1,677,374	$1,694,135

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2013	2014
Revenues:
Leasing	$95,559	$104,798
Sales	8,913	7,913
Other	568	611

Total revenues	105,040	113,322

Costs and expenses:
Cost of sales	5,936	5,199
Leasing, selling and general expenses	62,621	67,889
Restructuring expenses	1,335	593
Asset impairment recovery, net	(748)	—
Depreciation and amortization	8,895	9,470

Total costs and expenses	78,039	83,151

Income from operations	27,001	30,171
Other expense:
Interest expense	(7,343)	(7,107)

Income from continuing operations before income tax provision	19,658	23,064
Income tax provision	5,326	8,244

Income from continuing operations	14,332	14,820
Loss from discontinued operation, net of tax	(29)	—

Net income	$14,303	$14,820

Earnings per share:
Basic:
Income from continuing operations	$0.31	$0.32
Loss from discontinued operation	—	—

Net income	$0.31	$0.32

Diluted:
Income from continuing operations	$0.31	$0.32
Loss from discontinued operation	—	—

Net income	$0.31	$0.32

Weighted average number of common and common share equivalents outstanding:
Basic	45,511	46,001

Diluted	46,162	46,675

Cash dividends declared per common share	$—	$0.17

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2014
Net income	$14,303	$14,820
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,179	(11,587)

Other comprehensive income (loss)	12,179	(11,587)

Comprehensive income	$26,482	$3,233

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Revenues:
Leasing	$268,466	$296,919
Sales	29,805	23,761
Other	1,416	1,579

Total revenues	299,687	322,259

Costs and expenses:
Cost of sales	19,941	16,131
Leasing, selling and general expenses	172,758	204,394
Restructuring expenses	2,053	2,909
Asset impairment charge, net	39,489	557
Depreciation and amortization	26,439	27,920

Total costs and expenses	260,680	251,911

Income from operations	39,007	70,348
Other expense:
Interest expense	(22,317)	(21,191)
Foreign currency exchange loss	(1)	(1)

Income from continuing operations before income tax provision	16,689	49,156
Income tax provision	4,557	17,633

Income from continuing operations	12,132	31,523
Loss from discontinued operation, net of tax	(168)	—

Net income	$11,964	$31,523

Earnings per share:
Basic:
Income from continuing operations	$0.26	$0.68
Loss from discontinued operation	—	—

Net income	$0.26	$0.68

Diluted:
Income from continuing operations	$0.26	$0.67
Loss from discontinued operation	—	—

Net income	$0.26	$0.67

Weighted average number of common and common share equivalents outstanding:
Basic	45,394	46,128

Diluted	45,972	46,846

Cash dividends declared per common share	$—	$0.51

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Net income	$11,964	$31,523
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(593)	(4,321)

Other comprehensive loss	(593)	(4,321)

Comprehensive income	$11,371	$27,202

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash Flows From Operating Activities:
Net income	$11,964	$31,523
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	38,953	557
Provision for doubtful accounts	1,288	2,057
Amortization of deferred financing costs	2,108	2,108
Amortization of long-term liabilities	128	124
Share-based compensation expense	10,769	11,573
Depreciation and amortization	26,586	27,920
Gain on sale of lease fleet units	(7,698)	(4,496)
Gain on disposal of property, plant and equipment	(56)	(181)
Deferred income taxes	4,249	17,333
Foreign currency transaction loss	1	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivables	(5,297)	(9,883)
Inventories	(2,397)	1,125
Deposits and prepaid expenses	19	(920)
Other assets and intangibles	12	28
Accounts payable	2,768	5,106
Accrued liabilities	2,077	3,783

Net cash provided by operating activities	85,474	87,758

Cash Flows From Investing Activities:
Cash paid for businesses acquired	—	(20,014)
Additions to lease fleet, excluding acquisitions	(23,611)	(16,310)
Proceeds from sale of lease fleet units	25,411	17,813
Additions to property, plant and equipment	(10,651)	(11,677)
Proceeds from sale of property, plant and equipment	1,013	3,374

Net cash used in investing activities	(7,838)	(26,814)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(83,733)	(11,926)
Principal payments on notes payable	(310)	—
Principal payments on capital lease obligations	(289)	(1,346)
Issuance of common stock	6,467	2,572
Dividend payments	—	(23,583)
Purchase of treasury stock	—	(25,467)

Net cash used in financing activities	(77,865)	(59,750)

Effect of exchange rate changes on cash	360	(838)

Net increase in cash	131	356
Cash at beginning of period	1,937	1,256

Cash at end of period	$2,068	$1,612

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease obligations	$1,492	$11,491

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

The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2014 or any future period. Demand from certain of the Company’s customers is somewhat seasonal. Demand for leases of the Company’s portable storage units by large retailers is stronger from September through December because these retailers need to store additional inventory for the holiday season. These retailers usually return these leased units to the Company in December or early in the following year. This seasonality has historically caused lower utilization rates for the Company’s lease fleet during the first quarter of each year.

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current financial presentation requirements. The reclassification is the result of the Company selling the subsidiary comprising its Netherlands operation in December 2013 and reflecting such transaction as a discontinued operation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2013 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 14, 2014.

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

At December 31, 2013 and September 30, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The following table summarizes our non-financial assets measured at fair value on a non-recurring basis:

Assets Held for Sale (1)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
(In thousands)
December 31, 2013	$980	$—	$—	$980	(1)
September 30, 2014	$—	$—	$—	$—	n/a

(1)	Assets held for sale primarily represented portable storage and office units and some transportation equipment. The carrying value of these assets was written down to fair value in the second quarter of 2013. The estimate of the fair value of the assets held for sale was based on the Company’s understanding of market prices to be paid by third parties (See Note R).

NOTE D — Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in current market exchanges.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying amounts of the Company’s borrowings under its revolving credit facility and capital leases approximate fair value. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at December 31, 2013 and September 30, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy described in Note C.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is $217.3 million and $214.0 million as of December 31, 2013 and September 30, 2014, respectively. The fair value is based on the latest sales price of such notes at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy described in Note C, as there is not an active market for such notes.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following is a reconciliation of weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three- and nine-month periods ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands except per share data)		(In thousands except per share data)
Numerator:
Income from continuing operations	$14,332	$14,820	$12,132	$31,523
Loss on discontinued operation, net of tax	(29)	—	(168)	—

Net income	$14,303	$14,820	$11,964	$31,523

Basic EPS denominator:
Common shares outstanding beginning of period	45,498	46,241	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended September 30	13	(240)	200	44

Denominator for basic earnings per share	45,511	46,001	45,394	46,128

Diluted EPS denominator:
Common shares outstanding beginning of period	45,498	46,241	45,194	46,084
Effect of weighting shares:
Weighted shares issued during the period ended September 30	13	(240)	200	44
Dilutive effect of stock options and nonvested share-awards during the period ended September 30	651	674	578	718

Denominator for diluted earnings per share	46,162	46,675	45,972	46,846

Earnings per share:
Basic:
Income from continuing operations	$0.31	$0.32	$0.26	$0.68
Loss from discontinued operation	—	—	—	—

Net income	$0.31	$0.32	$0.26	$0.68

Diluted:
Income from continuing operations	$0.31	$0.32	$0.26	$0.67
Loss from discontinued operation	—	—	—	—

Net income	$0.31	$0.32	$0.26	$0.67

Basic weighted-average number of common shares outstanding does not include nonvested share-awards that had not vested of 0.8 million and 0.4 million as of September 30, 2013 and 2014, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but were excluded in calculating diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Stock option awards	2,200	780	1,612	234
Nonvested share-awards	1	3	—	2

Total anti-dilutive shares	2,201	783	1,612	236

NOTE F — Share-Based Compensation

At September 30, 2014, the Company had one active share-based employee compensation plan. There are two expired compensation plans, one of which still has outstanding options subject to exercise or termination. No additional options can be granted under the expired plans.

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

The following table sets forth unrecognized compensation costs related to the Company’s share-based compensation plan as of September 30, 2014:

	September 30, 2014	Weighted Average Recognition Period
	(In thousands)	(Years)
Stock option awards	$11,318	1.35
Nonvested share-awards	$7,818	2.33

The following table summarizes the share-based compensation expense and capitalized amounts for the three- and nine-month periods ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Leasing, selling and general expenses	$4,644	$4,156	$10,023	$11,297
Restructuring expenses	746	276	746	276

Share-based compensation expense	5,390	4,432	10,769	11,573
Amount capitalized	94	—	243	—

Total share-based compensation	$5,484	$4,432	$11,012	$11,573

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 2013	2,519	$29.80
Granted	309	$47.29
Exercised	(109)	$23.53
Canceled/Expired	(63)	$40.63

Balance at September 30, 2014	2,656	$31.84

The intrinsic value of options exercised during the nine months ended September 30, 2014 was approximately $1.9 million.

A summary of nonvested share-awards activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2013	542	$20.65
Awarded	103	$40.31
Released	(114)	$22.67
Forfeited	(97)	$22.17

Nonvested at September 30, 2014	434	$24.45

A summary of fully vested stock options and stock options expected to vest, as of September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
	(In thousands)		(In years)	(In thousands)
Outstanding	2,656	$31.84	8.23	$12,556
Vested and expected to vest	2,581	$31.73	8.22	$12,275
Exercisable	843	$29.46	7.59	$5,004

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Inventories consisted of the following at the dates indicated:

	December 31, 2013	September 30, 2014
	(In thousands)
Raw material and supplies	$16,586	$15,452
Work-in-process	197	221
Finished portable storage units	1,961	1,911

Inventories	$18,744	$17,584

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

Lease fleet consisted of the following at the dates indicated:

	December 31, 2013	September 30, 2014
	(In thousands)
Steel storage containers	$600,475	$605,395
Offices	538,906	541,727
Van trailers	2,119	2,072
Other	3,809	3,770

Lease fleet	1,145,309	1,152,964
Accumulated depreciation	(166,033)	(178,929)

Lease fleet, net	$979,276	$974,035

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

Property, plant and equipment consisted of the following at the dates indicated:

	December 31, 2013	September 30, 2014
	(In thousands)
Land	$11,124	$10,994
Vehicles and equipment	88,686	98,733
Buildings and improvements	18,477	17,903
Office fixtures and equipment	33,017	38,841

Property, plant and equipment	151,304	166,471
Accumulated depreciation and amortization	(66,151)	(71,149)

Property, plant and equipment, net	$85,153	$95,322

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

The following table shows the activity and balances relating to goodwill from December 31, 2013 to September 30, 2014:

Goodwill
(in thousands)
Balance at December 31, 2013	$519,222
Acquisitions	7,675
Foreign currency translation adjustments	(1,274)

Balance at September 30, 2014	$525,623

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of September 30, 2014, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within ten days following the end of each fiscal quarter.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $225.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $90.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of September 30, 2014 and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants or restricted from paying dividends or making stock repurchases.

At September 30, 2014, the Company had approximately $307.4 million of borrowings outstanding and $585.9 million additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

NOTE L — Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, its tax years for 2011, 2012 and 2013 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2015, 2016 and 2017, respectively. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

Mobile Mini does not provide a tax liability for the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings. In July 2013, the U.K.’s government authorized a reduction in the corporate income tax rate to 20% from the statutory rate of 23% authorized in 2012. This rate reduction only affected the Company’s U.K. operations and reduced the Company’s deferred tax liability in the U.K. by approximately $1.9 million in 2013. The tax reduction is reflected at the enacted rate in effect at the estimated date such amounts will be payable. The Company’s effective tax rate increased from 27.3% to 35.9% for the nine-month periods ended September 30, 2013 and 2014, respectively, primarily due to the U.K.’s income tax rate reduction in 2013 in addition to the mix shift in North America’s and the U.K.’s contribution to pre-tax profit.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in leasing, selling and general expenses in its Condensed Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE M — Accumulated Other Comprehensive Loss

At December 31, 2013 and September 30, 2014, the Company did not have any transactions that required reclassification adjustments out of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, consisted of the following at the dates indicated:

	December 31, 2013	September 30, 2014
	(In thousands)
Foreign currency translation adjustment	$15,440	$19,761

Total accumulated other comprehensive loss	$15,440	$19,761

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

NOTE O — Stockholders’ Equity

In November 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. As of September 30, 2014, the Company has repurchased 649.0 thousand shares of its common stock for approximately $25.0 million under this program at an average price of $38.50 per share and all shares are held in treasury.

During 2014, the Company withheld 11.2 thousand shares of restricted stock awards from employees, for a value of approximately $0.5 million, upon vesting of restricted stock to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the Company’s share repurchase program.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three- and nine-month periods ended September 30, 2013 and 2014:

	Three Months Ended September 30,
	2013	2014
	(In thousands)
Revenues:
North America:
Leasing	$77,859	$82,669
Sales	7,748	6,982
Other	470	535

Total North America (1)	86,077	90,186

U.K.:
Leasing	17,700	22,129
Sales	1,165	931
Other	98	76

Total U.K.	18,963	23,136

Total revenues	$105,040	$113,322

Depreciation and amortization:
North America	$7,276	$7,779
U.K.	1,619	1,691

Total depreciation and amortization	$8,895	$9,470

Income from operations:
North America	$22,792	$24,269
U.K.	4,209	5,902

Total income from operations	$27,001	$30,171

Interest expense:
North America	$7,067	$6,893
U.K.	276	214

Total interest expense	$7,343	$7,107

Income tax (benefit) provision:
North America	$6,206	$6,969
U.K.	(880)	1,275

Total income tax provision	$5,326	$8,244

(1)	Includes revenues in the United States of $84.3 million and $88.7 million for the three-month periods ended September 30, 2013 and 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	Nine Months Ended September 30,
	2013	2014
	(In thousands)
Revenues:
North America:
Leasing	$219,844	$236,166
Sales	22,461	20,469
Other	1,154	1,293

Total North America (1)	243,459	257,928

U.K.:
Leasing	48,622	60,753
Sales	7,344	3,292
Other	262	286

Total U.K.	56,228	64,331

Total revenues	$299,687	$322,259

Depreciation and amortization:
North America	$21,439	$22,778
U.K.	5,000	5,142

Total depreciation and amortization	$26,439	$27,920

Income from operations:
North America	$34,983	$57,985
U.K.	4,024	12,363

Total income from operations	$39,007	$70,348

Interest expense:
North America	$21,457	$20,509
U.K.	860	682

Total interest expense	$22,317	$21,191

Income tax (benefit) provision:
North America	$5,450	$14,878
U.K.	(893)	2,755

Total income tax provision	$4,557	$17,633

(1)	Includes revenues in the United States of $238.7 million and $253.7 million for the nine-month periods ended September 30, 2013 and 2014, respectively.

The tables below represent the Company’s long-lived assets, which consist of lease fleet and property, plant and equipment at the dates indicated:

	December 31, 2013	September 30, 2014
	(In thousands)
North America (1)	$902,183	$906,309
U.K.	162,246	163,048

Total long-lived assets	$1,064,429	$1,069,357

(1)	Includes long-lived assets of $884.3 million and $892.3 million in the United States at December 31, 2013 and September 30, 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE Q — Restructuring Expenses

The Company has undergone restructuring actions to align its business operations, including the termination of its consumer initiative program and the transition of leadership for the Company’s President and Chief Executive Officer position in 2012 and the Chief Accounting Officer position in 2013. The Company’s U.K. operations restructured one of their locations at the end of 2013 and additionally sold the Belfast, Northern Ireland location in the second quarter of 2014. In addition, the Company’s field management and sales force structures in North America were realigned in 2014 along with other organizational changes.

The majority of accrued restructuring obligations are related to the Company’s operations in North America. The following table details these accrued obligations (included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2013 and the nine-month period ended September 30, 2014:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2013	$2,543	$1,570	$—	$4,113
Restructuring expenses	1,787	475	140	2,402
Settlement of obligations	(3,717)	(982)	(140)	(4,839)

Accrued obligations as of December 31, 2013	613	1,063	—	1,676
Restructuring expenses	1,200	313	1,396	2,909
Settlement of obligations	(1,367)	(640)	(1,396)	(3,403)

Accrued obligations as of September 30, 2014	$446	$736	$—	$1,182

The majority of the accrued obligations are expected to be paid out through the year 2014, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Severance and benefits	$1,221	$561	$1,630	$1,200
Lease abandonment costs	79	(5)	318	313
Other costs (1)	35	37	105	1,396

Restructuring expenses	$1,335	$593	$2,053	$2,909

(1)	Other costs for the nine-month period ended September 30, 2014 include the sale of the Company’s Belfast, Northern Ireland location.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table sets forth the information on the assets classified as held for sale at December 31, 2013 and the subsequent changes to the assets’ fair value for the nine-month period ended September 30, 2014 (in thousands):

	North America	U.K.	Total
Balance at December 31, 2013	$904	$76	$980
Sale proceeds	(310)	(183)	(493)
Additional net loss upon sale	(433)	(124)	(557)
Other changes, net	(161)	230	69
Effect of exchange rate changes	—	1	1

Balance at September 30, 2014	$—	$—	$—

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

During the third quarter of 2014, the Company acquired three portable storage businesses through asset purchase agreements. One acquisition expanded the Company’s existing operations in the Florida markets and the other acquisition allowed the Company to acquire a small competitor in the existing South Carolina market, while the third acquisition created a new location for the Company in the Indiana market.

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

The fair value of the assets acquired and liabilities assumed have been estimated in the aggregate as follows at September 30, 2014:

Preliminary Acquisitions Fair Values
(In thousands)
Tangible assets:
Receivables	$385
Lease fleet	10,711
Property, plant and equipment	319
Other assets	76
Intangible assets:
Customer lists	1,274
Non-compete agreements	179
Goodwill	7,675
Liabilities	(605)

Total purchase price	$20,014

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The values assigned to the assets acquired and liabilities assumed were based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The Company does not believe any adjustments to the preliminary estimated fair values will have any material impact on the Company’s consolidated results of the operations or financial position.

NOTE T – Subsequent Event

On October 21, 2014, the Company’s Board authorized and declared the fourth quarterly cash dividend to all the Company’s common stockholders of $0.17 per share of common stock, payable on December 3, 2014 to stockholders of record as of the close of business on November 12, 2014. Each future quarterly dividend payment is subject to review and approval by the Board.

NOTE U — Condensed Consolidating Financial Information

The following tables reflect the condensed consolidating financial information of the Company’s domestic subsidiary guarantors of the Senior Notes and its non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, subject to customary exceptions, and management has determined that such information is not material to investors.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$(190)	$1,446	$—	$1,256
Receivables, net	35,378	17,726	—	53,104
Inventories	16,855	1,889	—	18,744
Lease fleet, net	817,945	161,331	—	979,276
Property, plant and equipment, net	66,376	18,777	—	85,153
Assets held for sale	800	180	—	980
Deposits and prepaid expenses	4,711	1,405	—	6,116
Other assets and intangibles, net	12,236	1,287	—	13,523
Goodwill	445,131	74,091	—	519,222
Investment in subsidiaries and other intercompany receivables	153,885	32,560	(186,445)	—

Total assets	$1,553,127	$310,692	$(186,445)	$1,677,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,334	$8,528	$—	$18,862
Accrued liabilities	58,595	6,713	—	65,308
Lines of credit	307,008	12,306	—	319,314
Obligations under capital leases	8,781	—	—	8,781
Senior Notes	200,000	—	—	200,000
Deferred income taxes	196,164	14,390	(989)	209,565
Intercompany payables	—	134	(134)	—

Total liabilities	780,882	42,071	(1,123)	821,830

Commitments and contingencies
Stockholders’ equity:
Common stock	488	18,436	(18,436)	488
Additional paid-in capital	550,387	167,730	(167,730)	550,387
Retained earnings	261,039	97,895	844	359,778
Accumulated other comprehensive loss	—	(15,440)	—	(15,440)
Treasury stock, at cost	(39,669)	—	—	(39,669)

Total stockholders’ equity	772,245	268,621	(185,322)	855,544

Total liabilities and stockholders’ equity	$1,553,127	$310,692	$(186,445)	$1,677,374

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash	$314	$1,298	$—	$1,612
Receivables, net	41,045	19,906	—	60,951
Inventories	16,060	1,524	—	17,584
Lease fleet, net	814,506	159,529	—	974,035
Property, plant and equipment, net	77,756	17,566	—	95,322
Deposits and prepaid expenses	5,704	1,404	—	7,108
Other assets and intangibles, net	11,007	893	—	11,900
Goodwill	452,806	72,817	—	525,623
Investment in subsidiaries and other intercompany receivables	150,350	33,512	(183,862)	—

Total assets	$1,569,548	$308,449	$(183,862)	$1,694,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$12,988	$10,853	$—	$23,841
Accrued liabilities	54,903	7,033	—	61,936
Lines of credit	304,637	2,751	—	307,388
Obligations under capital leases	18,746	180	—	18,926
Senior Notes	200,000	—	—	200,000
Deferred income taxes	210,658	16,842	(1,000)	226,500
Intercompany payables	—	179	(179)	—

Total liabilities	801,932	37,838	(1,179)	838,591

Commitments and contingencies
Stockholders’ equity:
Common stock	489	18,388	(18,388)	489
Additional paid-in capital	564,531	165,139	(165,139)	564,531
Retained earnings	267,732	106,845	844	375,421
Accumulated other comprehensive loss	—	(19,761)	—	(19,761)
Treasury stock, at cost	(65,136)	—	—	(65,136)

Total stockholders’ equity	767,616	270,611	(182,683)	855,544

Total liabilities and stockholders’ equity	$1,569,548	$308,449	$(183,862)	$1,694,135

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$76,265	$19,294	$—	$95,559
Sales	7,593	1,320	—	8,913
Other	465	103	—	568

Total revenues	84,323	20,717	—	105,040

Costs and expenses:
Cost of sales	5,010	926	—	5,936
Leasing, selling and general expenses	49,550	13,071	—	62,621
Restructuring expenses	1,189	146	—	1,335
Asset impairment recovery, net	(738)	(10)	—	(748)
Depreciation and amortization	7,150	1,745	—	8,895

Total costs and expenses	62,161	15,878	—	78,039

Income from operations	22,162	4,839	—	27,001
Other income (expense):
Interest income	63	—	(63)	—
Interest expense	(6,912)	(494)	63	(7,343)

Income from continuing operations before income tax provision (benefit)	15,313	4,345	—	19,658
Income tax provision (benefit)	6,215	(889)	—	5,326

Income from continuing operations	9,098	5,234	—	14,332
Loss from discontinued operation, net of tax	—	(29)	—	(29)

Net income	$9,098	$5,205	$—	$14,303

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$81,369	$23,429	$—	$104,798
Sales	6,827	1,086	—	7,913
Other	533	78	—	611

Total revenues	88,729	24,593	—	113,322
Costs and expenses:
Cost of sales	4,351	848	—	5,199
Leasing, selling and general expenses	52,118	15,771	—	67,889
Restructuring expenses	581	12	—	593
Depreciation and amortization	7,646	1,824	—	9,470

Total costs and expenses	64,696	18,455	—	83,151

Income from operations	24,033	6,138	—	30,171
Other income (expense):
Interest income	11	—	(11)	—
Interest expense	(6,745)	(373)	11	(7,107)

Income before income tax provision	17,299	5,765	—	23,064
Income tax provision	6,970	1,274	—	8,244

Net income	$10,329	$4,491	$—	$14,820

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,329	$4,491	$—	$14,820
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(11,587)	—	(11,587)

Other comprehensive loss	—	(11,587)	—	(11,587)

Comprehensive income (loss)	$10,329	$(7,096)	$—	$3,233

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$215,483	$52,983	$—	$268,466
Sales	22,097	7,708	—	29,805
Other	1,138	278	—	1,416

Total revenues	238,718	60,969	—	299,687

Costs and expenses:
Cost of sales	14,039	5,902	—	19,941
Leasing, selling and general expenses	134,141	38,617	—	172,758
Restructuring expenses	1,907	146	—	2,053
Asset impairment charge, net	32,813	6,676	—	39,489
Depreciation and amortization	21,040	5,399	—	26,439

Total costs and expenses	203,940	56,740	—	260,680

Income from operations	34,778	4,229	—	39,007
Other income (expense):
Interest income	193	—	(193)	—
Interest expense	(20,987)	(1,523)	193	(22,317)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(1)	—	(1)

Income from continuing operations before income tax provision (benefit)	14,258	2,705	(274)	16,689
Income tax provision (benefit)	5,523	(930)	(36)	4,557

Income from continuing operations	8,735	3,635	(238)	12,132
Loss from discontinued operation, net of tax	—	(168)	—	(168)

Net income	$8,735	$3,467	$(238)	$11,964

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$232,250	$64,669	$—	$296,919
Sales	20,161	3,600	—	23,761
Other	1,287	292	—	1,579

Total revenues	253,698	68,561	—	322,259

Costs and expenses:
Cost of sales	13,451	2,680	—	16,131
Leasing, selling and general expenses	158,730	45,664	—	204,394
Restructuring expenses	1,283	1,626	—	2,909
Asset impairment charge, net	416	141	—	557
Depreciation and amortization	22,366	5,554	—	27,920

Total costs and expenses	196,246	55,665	—	251,911

Income from operations	57,452	12,896	—	70,348
Other income (expense):
Interest income	62	—	(62)	—
Interest expense	(20,063)	(1,190)	62	(21,191)
Foreign currency exchange	—	(1)	—	(1)

Income before income tax provision	37,451	11,705	—	49,156
Income tax provision	14,878	2,755	—	17,633

Net income	$22,573	$8,950	$—	$31,523

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$22,573	$8,950	$—	$31,523
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(4,321)	—	(4,321)

Other comprehensive loss	—	(4,321)	—	(4,321)

Comprehensive income	$22,573	$4,629	$—	$27,202

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$22,573	$8,950	$—	$31,523
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	1,633	424	—	2,057
Amortization of deferred financing costs	2,062	46	—	2,108
Amortization of long-term liabilities	121	3	—	124
Share-based compensation expense	11,024	549	—	11,573
Depreciation and amortization	22,366	5,554	—	27,920
(Gain) loss on sale of lease fleet units	(5,078)	582	—	(4,496)
(Gain) loss on disposal of property, plant and equipment	(429)	248	—	(181)
Deferred income taxes	14,602	2,731	—	17,333
Foreign currency exchange loss	—	1	—	1
Changes in certain assets and liabilities, net of businesses acquired:
Receivable	(6,896)	(2,987)	—	(9,883)
Inventories	819	306	—	1,125
Deposits and prepaid expenses	(891)	(29)	—	(920)
Other assets and intangibles	73	(45)	—	28
Accounts payable	2,589	2,517	—	5,106
Accrued liabilities	3,329	454	—	3,783
Intercompany	3,243	(3,243)	—	—

Net cash provided by operating activities	71,556	16,202	—	87,758

Cash Flows From Investing Activities:
Cash paid for businesses acquired	(20,014)	—	—	(20,014)
Additions to lease fleet, excluding acquisitions	(8,927)	(7,383)	—	(16,310)
Proceeds from sale of lease fleet units	14,708	3,105	—	17,813
Additions to property, plant and equipment	(9,658)	(2,019)	—	(11,677)
Proceeds from sale of property, plant and equipment	3,021	353	—	3,374

Net cash used in investing activities	(20,870)	(5,944)	—	(26,814)

Cash Flows From Financing Activities:
Net repayments under lines of credit	(2,372)	(9,554)	—	(11,926)
Principal payments on capital lease obligations	(1,332)	(14)	—	(1,346)
Issuance of common stock	2,572	—	—	2,572
Dividend payments	(23,583)	—	—	(23,583)
Purchase of treasury stock	(25,467)	—	—	(25,467)

Net cash used in financing activities	(50,182)	(9,568)	—	(59,750)

Effect of exchange rate changes on cash	—	(838)	—	(838)
Net increase (decrease) in cash	504	(148)	—	356
Cash at beginning of period	(190)	1,446	—	1,256

Cash at end of period	$314	$1,298	$—	$1,612

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

Overview

General

We are the world’s leading provider of portable storage solutions with a total portable storage and office fleet of over 213,000 units at September 30, 2014. As of September 30, 2014, we operated in 135 locations throughout North America and the U.K., maintaining a strong leadership position in virtually all markets served. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as our patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible temporary storage for a diversified client base of over 84,000 customers across various industries, including construction, consumer services and retail, industrial, commercial and governmental. Our customers use our products for a wide variety of storage applications, including retail and manufacturing supplies, inventory and maintenance supplies, temporary offices, construction materials and equipment, documents and records and household goods.

We derive most of our revenues from the leasing of portable storage containers, security office units and mobile office units. In addition to our leasing business, we also sell new and used portable storage containers, security office units and mobile office units and provide delivery, installation and other ancillary products and services. Our sales revenues represented 9.9% and 7.4% of total revenues for the nine months ended September 30, 2013 and 2014, respectively.

At September 30, 2014, we operated 116 locations in the U.S., three in Canada and 16 in the U.K. Traditionally, we have entered new markets through the acquisition of smaller local competitors and then implement our business model, which is typically more focused on customer service and marketing than the acquired business or other market competitors. We also enter new markets by migrating idle fleet to new locations.

In line with our growth strategy for 2014, we completed seven acquisitions thus far in 2014. We increased our market exposure and expanded our operations in North Dakota, North Carolina, Tennessee, South Carolina, Texas and Florida through five acquisitions by integrating these businesses into our existing operations in those markets. Two acquisitions serve as new markets for us in the Danbury, Connecticut and Fort Wayne, Indiana metropolitan areas. We also sold our Belfast, Northern Ireland location and closed two locations in North America that are serviced by other nearby markets.

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

With a new location (other than through an acquisition), we must first fund and absorb the start-up costs for setting up the new location, hiring and developing the management and our marketing and sales strategies. A new location will typically have lower adjusted EBITDA margins in its early years until the location increases the number of units it has on rent. Because this operating leverage creates higher operating margins on incremental lease revenue, which we realize on a location-by-location basis when the location achieves leasing revenues sufficient to cover the location’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability. Conversely, absent growth in leasing revenues, the adjusted EBITDA margin at a location would be expected to remain relatively flat on a period-by-period comparative basis if expenses remained the same or would decrease if fixed costs increased.

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). The NSC handles inbound calls and digital leads from customers and leads outbound sales campaigns to new and existing customers. Our sales staff at the NSC work with our local field managers, dispatchers and sales personnel to ensure customers receive integrated first class service from initial call to delivery. Our field location sales staff, NSC and sales management teams conduct sales and marketing on a full-time basis. We believe that balancing local salesperson presence, national account sales teams and the efficiencies of a centralized sales operation and management at the NSC allow us to provide high levels of customer service and serve all of our customers in a dedicated efficient manner. The level of non-residential construction activity is an important external factor that we examine to assess market trends and determine the direction of our business. Because of the degree of operating leverage in our structure, increases or decreases in non-residential construction activity can have a significant effect on our operating margins and net income. Customers in the construction industry represented approximately 38% of our leased units at September 30, 2014, compared to 37% for the same period in 2013.

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

Adjusted EBITDA represents EBITDA plus the sum of certain transactions that are excluded when internally evaluating our operating performance. Management believes adjusted EBITDA is a more meaningful evaluation and comparison of our business when comparing period-over-period results.

The table below is a reconciliation of EBITDA to net cash provided by operating activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
EBITDA	$35,896	$39,641	$65,445	$98,267
Discontinued operation	24	—	(20)	—
Interest paid	(2,552)	(2,203)	(15,773)	(14,494)
Income and franchise taxes paid	(177)	(167)	(962)	(945)
Share-based compensation expense	5,390	4,432	10,769	11,573
Asset impairment (recovery) charge, net	(751)	—	38,953	557
Gain on sale of lease fleet units	(2,250)	(2,001)	(7,698)	(4,496)
Gain on disposal of property, plant and equipment	(118)	(540)	(56)	(181)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,187)	(6,566)	(4,009)	(7,826)
Inventories	(795)	1,070	(2,397)	1,125
Deposits and prepaid expenses	436	936	19	(920)
Other assets and intangibles	19	39	12	28
Accounts payable and accrued liabilities	1,525	3,832	1,191	5,070

Net cash provided by operating activities	$33,460	$38,473	$85,474	$87,758

The table below is a reconciliation of net income to EBITDA and adjusted EBITDA, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands except percentages)		(In thousands except percentages)
Net income	$14,303	$14,820	$11,964	$31,523
Loss from discontinued operation, net of tax	29	—	168	—
Interest expense	7,343	7,107	22,317	21,191
Income tax provision	5,326	8,244	4,557	17,633
Depreciation and amortization	8,895	9,470	26,439	27,920

EBITDA	35,896	39,641	65,445	98,267
Share-based compensation expense (1)	4,644	4,156	10,023	11,297
Restructuring expenses (2)	1,335	593	2,053	2,909
Acquisition expenses (3)	—	37	—	76
Asset impairment (recovery) charge, net (4)	(748)	—	39,489	557

Adjusted EBITDA	$41,127	$44,427	$117,010	$113,106

EBITDA margin (5)	34.2%	35.0%	21.8%	30.5%

Adjusted EBITDA margin (5)	39.2%	39.2%	39.0%	35.1%

(1)	Represents non-cash share-based compensation expense associated with the granting of equity instruments.
(2)	Restructuring expenses primarily represent expenses incurred in conjunction with the restructuring of our operations.
(3)	Acquisition expenses represent acquisition activity costs.
(4)	In 2013, primarily represents the non-cash impairment charges for the write-down on certain assets classified as held for sale. In 2014, represents the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013.
(5)	EBITDA margin and adjusted EBITDA margin are calculated as EBITDA and adjusted EBITDA, respectively, divided by total revenues, expressed as a percentage.

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

The table below summarizes those transactions that effectively changed the net book value of our lease fleet from $979.3 million at December 31, 2013 to $974.0 million at September 30, 2014:

	Dollars	Units
	(In thousands)
Lease fleet at December 31, 2013, net	$979,276	212,898
Purchases and units acquired through acquisitions, including freight:
Containers	11,903	5,003
Offices	7,451	548
Non-core units	296	289
Manufactured units:
Steel security offices	78	19
Remanufacturing and customization of units purchased or obtained in prior years	8,172	325 (2)
Other (3)	301	(122)
Cost of sales from lease fleet	(13,424)	(5,225)
Effect of exchange rate changes	(3,937)
Change in accumulated depreciation, excluding sales	(16,081)

Lease fleet at September 30, 2014, net	$974,035	213,735

(1)	Does not include any routine maintenance, which is expensed as incurred.
(2)	These units include the net additional units that were the result of splitting steel containers into two or more shorter units, such as splitting a 40-foot container into two 20-foot units or one 25-foot unit and one 15-foot unit, and include units moved from finished goods to the lease fleet.
(3)	Includes net transfers to and from property, plant and equipment and net non-sale disposals and recoveries of the lease fleet.

The table below outlines the composition of our lease fleet (by book value and unit count) at September 30, 2014:

	Book Value	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$605,395	173,795	81%
Offices	541,727	37,676	18%
Van trailers	2,072	2,264	1%
Other	3,770

Lease fleet	1,152,964
Accumulated depreciation	(178,929)

Lease fleet, net	$974,035	213,735	100%

Appraisals on our fleet are conducted on a regular basis by an independent appraiser selected by our lenders. The appraiser does not differentiate in value based upon the age of the container or the length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2013 was conducted by AccuVal Associates, Incorporated. Based on the values assigned in this appraisal, on which our borrowings under our Credit Agreement are based, our lease fleet net liquidation appraisal value as of September 30, 2014 was approximately $1.1 billion.

Our average utilization rate for the third quarter of 2014 was 67.9%, compared to 68.8% in the third quarter of 2013. At September 30, 2014, our utilization rate was 71.0%. Historically, our utilization is somewhat seasonal, with the low normally being realized in the first quarter and the high realized in the fourth quarter of each year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014, Compared to

Three Months Ended September 30, 2013

Total revenues for the quarter ended September 30, 2014 increased $8.3 million, or 7.9%, to $113.3 million, compared to $105.0 million for the same period in 2013. Leasing revenues for the quarter ended September 30, 2014 increased $9.2 million, or 9.7%, to $104.8 million, compared to $95.6 million for the same period in 2013. This increase in leasing revenues was driven by increased rates and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 11.5% and includes a rental rate increase of 8.0% over the prior year. Revenue from the sales of portable storage and office units for the quarter ended September 30, 2014 decreased $1.0 million, or 11.2%, to $7.9 million, compared to the same period in 2013. Leasing revenues, as a percentage of total revenues for the quarters ended September 30, 2014 and 2013 were 92.5% and 91.0%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 65.7% and 66.6% of sales revenues for the quarters ended September 30, 2014 and 2013, respectively.

Leasing, selling and general expenses for the quarter ended September 30, 2014 increased by $5.3 million, or 8.4%, to $67.9 million, compared to $62.6 million for the same period in 2013. The increase in leasing, selling and general expenses was primarily related to: (i) investments in repair and maintenance of our lease fleet and delivery equipment and fleet repositioning to high utilization markets increased $1.8 million, (ii) transportation costs increased $1.3 million, (iii) cost of exiting manufacturing in the U.K. and streamlining North America’s manufacturing operations increased expenses by approximately $1.1 million and (iv) insurance costs increased $0.6 million.

Restructuring expenses for the quarter ended September 30, 2014 was $0.6 million, compared to $1.3 million for the same period in 2013. The decrease primarily relates to organizational changes made in North America during 2013.

Asset impairment recovery, net, for the quarter ended September 30, 2013 was $0.7 million and relates to the sale in excess of fair value on certain assets that were written down in the second quarter of 2013.

Net income from continuing operations for the quarter ended September 30, 2014 was $14.8 million, compared to net income of $14.3 million for the same period in 2013.

Adjusted EBITDA for the quarter ended September 30, 2014 increased $3.3 million, or 8.0%, to $44.4 million, compared to $41.1 million for the same period in 2013. Adjusted EBITDA margins were 39.2% of total revenues for the three months ended September 30, 2014 and 2013.

Depreciation and amortization expense for the quarter ended September 30, 2014 was $9.5 million, compared to $8.9 million for the same period in 2013.

Interest expense for the quarter ended September 30, 2014 decreased $0.2 million, or 3.2%, to $7.1 million, compared to $7.3 million for the same period in 2013. This decrease is attributable to a lower average amount of debt outstanding during the quarter, principally due to the use of operating cash flow to reduce our debt over the last year. As we continue to reduce outstanding debt, the shift between our floating variable interest rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates compared to the same period in 2013. The weighted average interest rate on our debt for the three months ended September 30, 2014 was 4.9%, compared to 4.6% for the same period in 2013, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the three months ended September 30, 2014 was 5.5%, compared to 5.1% for the same period in 2013.

Income tax provision on continuing operations was based on our annual estimated effective tax rate. The tax rate for the quarters ended September 30, 2014 and 2013 was 35.7% and 27.1%, respectively. The increase in the estimated effective tax rate is primarily due to a corporate income tax rate reduction authorized by the U.K.’s government in July 2013 in addition to the mix shift in North America’s and U.K.’s contribution to pre-tax profits. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada and the U.K. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, for the quarter ended September 30, 2013 represents our Netherlands operation that was sold in December 2013 and reflected as a discontinued operation.

Nine Months Ended September 30, 2014, Compared to

Nine Months Ended September 30, 2013

Total revenues for the nine months ended September 30, 2014 increased $22.6 million, or 7.5%, to $322.3 million, compared to $299.7 million for the same period in 2013. Leasing revenues for the nine months ended September 30, 2014 increased $28.4 million, or 10.6%, to $296.9 million, compared to $268.5 million for the same period in 2013. This increase in leasing revenues was driven by increased rates and ancillary revenues. Yield (leasing revenues divided by average units on rent) increased 10.6% and includes a rental rate increase of 7.2% over the prior year. Revenue from the sales of portable storage and office units for the nine months ended September 30, 2014 decreased $6.0 million, or 20.3%, to $23.8 million, compared to the same period in 2013, primarily due to a sale to the U.K. military in 2013. Leasing revenues, as a percentage of total revenues for the nine months ended September 30, 2014 and 2013 were 92.1% and 89.6%, respectively. Our leasing business continues to be our primary focus and leasing revenues have and continue to be the predominant part of our revenue mix.

Cost of sales is the cost related to our sales revenues only. Cost of sales was 67.9% and 66.9% of sales revenues for the nine months ended September 30, 2014 and 2013, respectively.

Leasing, selling and general expenses for the nine months ended September 30, 2014 increased by $31.6 million, or 18.3%, to $204.4 million, compared to $172.8 million for the same period in 2013. The increase in leasing, selling and general expenses was primarily related to: (i) investments in repair and maintenance of our lease fleet and delivery equipment and fleet repositioning to high utilization markets increased $11.4 million, (ii) payroll related costs increased $6.7 million, due to higher stock compensation, a one-time vacation accrual adjustment, and a companywide incentive compensation change, (iii) transportation costs increased $4.7 million, (iv) cost of exiting manufacturing in the U.K. and streamlining North America’s manufacturing operations increased expenses by approximately $3.2 million and (v) insurance costs increased $0.8 million.

Restructuring expenses for the nine months ended September 30, 2014 was $2.9 million, compared to $2.1 million for the same period in 2013. The 2014 amount includes the sale of our Belfast, Northern Ireland location that management determined was nonstrategic in addition to other organizational changes made in North America.

Asset impairment charge, net, for the nine months ended September 30, 2014 was $0.6 million and relates to the additional loss upon completion of sale of certain assets that were written down to fair value in the second quarter of 2013, less recovery of assets sold in excess of the fair value. For the nine months ended September 30, 2013, the asset impairment charge was $39.5 million and primarily relates to the write-down of certain assets we identified to be sold.

Net income from continuing operations for the nine months ended September 30, 2014 was $31.5 million, compared to net income of $12.1 million for the same period in 2013.

Adjusted EBITDA for the nine months ended September 30, 2014 decreased $3.9 million, or 3.3%, to $113.1 million, compared to $117.0 million for the same period in 2013. Adjusted EBITDA margins were 35.1% and 39.0% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2014 was $27.9 million, compared to $26.4 million for the same period in 2013.

Interest expense for the nine months ended September 30, 2014 decreased $1.1 million, or 5.0%, to $21.2 million, compared to $22.3 million for the same period in 2013. This decrease is attributable to a lower average amount of debt outstanding during the nine-month period, principally due to the use of operating cash flow to reduce our debt over the last year. As we continue to reduce outstanding debt, the shift between our floating variable interest rate debt and our higher fixed interest rate debt has caused a slight increase in our weighted average interest rates compared to the same period in 2013. The weighted average interest rate on our debt for the nine months ended September 30, 2014 was 4.9%, compared to 4.4% for the same period in 2013, excluding amortization of debt issuance and other costs. Including the amortization of debt issuance and other costs, the weighted average interest rate for the nine months ended September 30, 2014 was 5.5%, compared to 4.9% for the same period in 2013.

Income tax provision on continuing operations was based on our annual estimated effective tax rate. The tax rate for the nine months ended September 30, 2014 and 2013 was 35.9% and 27.3%, respectively. The increase in the estimated effective tax rate is primarily due to a corporate income tax rate reduction authorized by the U.K.’s government in July 2013 in addition to the mix shift in North America’s and U.K.’s contribution to pre-tax profit. Our consolidated tax provision includes the expected tax rates for our operations in the U.S., Canada and the U.K. See Note L to the accompanying condensed consolidated financial statements for a further discussion on income taxes.

Loss from discontinued operation, net of tax, for the nine months ended September 30, 2013 was $0.2 million and represents our Netherlands operation that was sold in December 2013 and reflected as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

Leasing is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we lease have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our cash flow from operations has been positive, even after net capital expenditures for the past five years. This positive cash flow trend has continued for the nine-month period ended September 30, 2014.

During the past five years, our capital expenditures and acquisitions have been funded by our cash flow from operation. For the nine months ended September 30, 2014, we generated free cash flow of $81.0 million. In addition to free cash flow, our principal current source of liquidity is our Credit Agreement described below.

We define free cash flow as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP. We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing business, debt service obligations, payment of authorized quarterly dividends, repurchases of our common stock and strategic acquisitions.

The table below is a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Net cash provided by operating activities:	$33,460	$38,473	$85,474	$87,758
Additions to lease fleet, excluding acquisitions	(9,314)	(8,160)	(23,611)	(16,310)
Proceeds from sale of lease fleet units	9,482	5,794	25,411	17,813
Additions to property, plant and equipment	(997)	(6,936)	(10,651)	(11,677)
Proceeds from sale of property, plant and equipment	555	1,923	1,013	3,374

Net capital expenditures	(274)	(7,379)	(7,838)	(6,800)

Free cash flow	$33,186	$31,094	$77,636	$80,958

Revolving Credit Facility. We have a $900.0 million ABL Credit Agreement with Deutsche Bank AG New York Branch (“Administrative Agent”) and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2014, we had $307.4 million of borrowings outstanding and $585.9 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Agreement as of September 30, 2014 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Administrative Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of September 30, 2014, the applicable margins were 2.00% for LIBOR loans and 1.00% for base rate loans.

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

Senior Notes. At September 30, 2014, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears or June 1 and December 1 of each year.

Operating Activities. Our operations provided net cash flow of $87.8 million for the nine months ended September 30, 2014, compared to $85.5 million during the same period in 2013. The $2.3 million increase in cash provided by operations is primarily attributable to the change in working capital. We used this net cash flow to fund operations, reduce debt, pay dividends, repurchase our common stock and complete acquisitions.

Investing Activities. Net cash used in investing activities was $26.8 million for the nine months ended September 30, 2014, compared to $7.8 million for the same period in 2013. Capital expenditures for our lease fleet were $16.3 million and proceeds from sale of lease fleet units were $17.8 million for the nine months ended September 30, 2014, compared to capital expenditures of $23.6 million and proceeds of $25.4 million for the same period in 2013. Capital expenditures for property, plant and equipment, net of proceeds from sales of property, plant and equipment, for the nine months ended September 30, 2014 were $8.3 million, compared to $9.6 million for the same period in 2013. The expenditures for property, plant and equipment in 2014 were primarily for upgrades to technology and transportation equipment. In 2014, cash used in investing activities also includes $20.0 million for acquisitions. In addition, we financed equipment through capital lease obligations of $11.5 million in 2014. We anticipate our near term investing activities will be primarily focused on investments in technology and transportation equipment as well as some remanufacturing of lease fleet units and adding lease fleet in higher utilization markets. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of capital goods in connection with any portion of our business.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2014 was $59.8 million, compared to $77.9 million for the same period in 2013. In 2014, reductions to our net borrowings under our Credit Agreement were $11.9 million, compared to $83.7 million for the same period in 2013. In 2014, we paid cash dividends of $23.6 million to our stockholders, purchased shares of our common stock of $25.5 million (primarily under our share repurchase program), and received $2.6 million and $6.5 million from the exercise of employee stock options for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014, primarily in connection with securing of our insurance policies, we have provided certain insurance carriers and others with approximately $6.7 million in letters of credit.

We currently do not have any obligations under purchase agreements or commitments. We enter into capital lease obligations from time to time, and, at September 30, 2014, we had $18.9 million in outstanding capital lease obligations.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2014.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	our ability to increase revenue and control operating costs;

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to leverage and protect our information technology systems;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to make or integrate acquisitions;

•	our U.K. operations may divert our resources from other aspects of our business;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to maintain and secure our information technology systems continuously and securely;

•	our ability to protect our patents and other intellectual property;

•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, union formation and zoning laws;

•	changes in generally accepted accounting principles;

•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and

•	increases in costs and expenses, including the cost of raw materials, litigation, compliance obligations, real estate and employment costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreements. At September 30, 2014, we did not have any interest rate swap agreements. In the past, we have entered into derivative financial agreements only to the extent that the arrangement was to reduce earnings and cash flow volatility associated with changes in interest rates, and we do not engage in such transactions for speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2014:

Period_	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
				(In thousands)
July 1, 2014 to July 31, 2014 (3)	94	$45.48	—	$125,000
August 1, 2014 to August 31, 2014	398,577	$38.77	398,577	$109,549
September 1, 2014 to September 30, 2014	250,455	$38.07	250,455	$100,013

Total	649,126		649,032

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	In November 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board.
(3)	Represents shares of common stock withheld from an employee upon vesting of restricted stock to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

ITEM 6. EXHIBITS

Number	Description

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: October 23, 2014	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer