Form 10-Q
period 2015-03-31
MOBILE MINI INC
filed 2015-04-30
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At April 24, 2015, there were outstanding 45,832,303 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$3,048	$3,739
Receivables, net of allowance for doubtful accounts of $3,307 and $2,442 at March 31, 2015 and December 31, 2014, respectively	79,004	81,031
Inventories	16,518	16,736
Rental fleet, net	1,019,663	1,087,056
Property, plant and equipment, net	116,735	113,175
Deposits and prepaid expenses	7,501	8,586
Deferred financing costs, net and other assets	8,173	8,858
Intangibles, net	76,965	78,385
Goodwill	703,337	705,608

Total assets	$2,030,944	$2,103,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$30,465	$22,933
Accrued liabilities	64,590	63,727
Lines of credit	701,381	705,518
Obligations under capital leases	26,270	24,918
Senior Notes	200,000	200,000
Deferred income taxes	213,365	231,547

Total liabilities	1,236,071	1,248,643

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,087 issued and 45,835 outstanding at March 31, 2015 and 49,015 issued and 46,157 outstanding at December 31, 2014	491	490
Additional paid-in capital	572,364	569,083
Retained earnings	344,625	380,504
Accumulated other comprehensive loss	(41,647)	(29,870)
Treasury stock, at cost, 3,252 and 2,858 shares at March 31, 2015 and December 31, 2014, respectively	(80,960)	(65,676)

Total stockholders’ equity	794,873	854,531

Total liabilities and stockholders’ equity	$2,030,944	$2,103,174

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31
	2015	2014
Revenues:
Rental	$121,028	$94,080
Sales	6,724	7,866
Other	4,877	458

Total revenues	132,629	102,404

Costs and expenses:
Rental, selling and general expenses	83,982	68,356
Cost of sales	4,197	5,553
Restructuring expenses	483	585
Asset impairment charge, net	64,726	283
Depreciation and amortization	15,539	9,145

Total costs and expenses	168,927	83,922

(Loss) income from operations	(36,298)	18,482
Other expense:
Interest expense	(9,059)	(6,987)
Foreign currency exchange	—	(1)

(Loss) income before income tax (benefit) provision	(45,357)	11,494
Income tax (benefit) provision	(18,031)	4,054

Net (loss) income	$(27,326)	$7,440

(Loss) earnings per share:
Basic	$(0.60)	$0.16
Diluted	(0.60)	0.16
Weighted average number of common and common share equivalents outstanding:
Basic	45,484	46,148
Diluted	45,484	46,837
Cash dividends declared per share	$0.19	$0.17

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2015	2014
Net (loss) income	$(27,326)	$7,440
Foreign currency translation adjustment	(11,777)	1,180

Comprehensive (loss) income	$(39,103)	$8,620

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(27,326)	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	64,726	283
Provision for doubtful accounts	1,169	547
Amortization of deferred financing costs	789	703
Amortization of long-term liabilities	25	41
Share-based compensation expense	3,250	4,164
Depreciation and amortization	15,539	9,145
Gain on sale of rental fleet units	(1,972)	(1,711)
Loss on disposal of property, plant and equipment	335	72
Deferred income taxes	(18,233)	3,954
Foreign currency loss	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(636)	778
Inventories	157	228
Deposits and prepaid expenses	446	(1,276)
Other assets and intangibles	9	(5)
Accounts payable	1,033	3,061
Accrued liabilities	(839)	(613)

Net cash provided by operating activities	38,472	26,812

Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(1,200)	(4,217)
Additions to rental fleet, excluding acquisitions	(10,480)	(4,078)
Proceeds from sale of rental fleet units	4,842	5,627
Additions to property, plant and equipment, excluding acquisitions	(4,241)	(2,628)
Proceeds from sale of property, plant and equipment	607	908

Net cash used in investing activities	(10,472)	(4,388)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(4,137)	(16,307)
Deferred financing costs	(100)	—
Principal payments on capital lease obligations	(849)	(367)
Issuance of common stock	32	1,949
Dividend payments	(8,509)	(7,849)
Purchase of treasury stock	(15,284)	(407)

Net cash used in financing activities	(28,847)	(22,981)

Effect of exchange rate changes on cash	156	(132)

Net decrease in cash	(691)	(689)
Cash and cash equivalents at beginning of period	3,739	1,256

Cash and cash equivalents at end of period	$3,048	$567

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease obligations	$2,201	$1,983
Capital expenditures accrued or payable	9,624	1,246

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini” and the “Company” refer to Mobile Mini, Inc. In December 2014, the Company acquired Gulf Tanks Holdings, Inc. (“GTH”), the parent company of Houston, Texas-based Evergreen Tank Solutions (“ETS”). The transaction, referred to as the “ETS Acquisition,” closed on December 10, 2014.

At March 31, 2015, Mobile Mini has a fleet of portable storage units operating throughout the U.S., Canada and the U.K. The Company has a diversified customer base for its portable storage products, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use the products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, and documents and records. The ETS Acquisition resulted in a fleet of specialty containment products, including liquid and solid containment units, serving a specialty sector in the industry. Specialty products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers. The operating results of ETS are included in the three month period ended March 31, 2015.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc., all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2014 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates included within the financial statements are the allowance for doubtful accounts, the estimated useful lives and residual values on the rental fleet, property, plant and equipment, goodwill and other asset impairments and certain accrued liabilities.

(2) Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued the accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for fiscal years beginning after December 15, 2014. The Company will apply this guidance prospectively to transactions occurring after December 31, 2014.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company will apply this guidance prospectively beginning in the fiscal year ended December 31, 2017. The application of this guidance will result in a reclassification of debt financing costs from other assets to a reduction of the specific debt liability, and will not affect the Company’s statement of operations or cash flow. As of March 31, 2015, the Company’s debt financing costs, net of accumulated amortization is $8.0 million.

(3) Fair Value Measurements

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

Level 1 —	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 —	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2015 and December 31, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at March 31, 2015 and December 31, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” or the “Senior Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution and is considered Level 2 in the fair value hierarchy, as there is not an active market for these notes.

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Carrying value	$200,000	$200,000
Fair value	211,000	206,000

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(4) (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the treasury stock method. Potential common shares included nonvested share-awards, which is subject to risk of forfeiture, and incremental shares of common stock issuable upon the exercise of stock options.

The following table is a reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(27,326)	$7,440
Basic EPS Denominator:
Common shares outstanding beginning of year	45,814	46,084
Weighted shares issued (repurchased) during the period	(330)	64

Total weighted average shares outstanding	45,484	46,148

Diluted EPS Denominator:
Common shares outstanding beginning of year	45,814	46,084
Net weighted shares issued (repurchased) during the period	(330)	64
Dilutive effect of stock options and nonvested share awards during the period (1)	—	689

Total weighted average shares outstanding	45,484	46,837

(Loss) earnings per share:
Basic	$(0.60)	$0.16
Diluted	(0.60)	0.16

(1)	Common stock equivalents of approximately 570,000 were excluded from the calculation of diluted earnings per share for the quarter ending March 31, 2015 because their inclusion would reduce the net loss per share.

Basic weighted average number of common shares outstanding does not include nonvested share-awards of 0.4 million and 0.5 million shares as of March 31, 2015 and 2014, respectively.

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the quarters ended March 31:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Stock options	1,108	641
Nonvested share-awards	—	—

Total	1,108	641

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(5) Impairment of North American Wood Mobile Offices

Mobile Mini’s business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s stainless steel ground level offices and containers, resulting in lower margins as compared to other portable storage products, as well as the newly-acquired specialty containment products. During March 2015, the Company entered into discussions regarding the possible sale of Mobile Mini’s wood mobile offices within its North American Portable Storage segment. The discussions indicated that the fleet might be sold at an amount below carrying value. (See additional discussion regarding the divestiture of the wood mobile offices in Note 18.)

Mobile Mini reviews long-lived assets such as rental fleet, property, plant and equipment, and intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. Based upon the events described above, the Company conducted a review for impairment for these particular long-lived assets as of March 31, 2015. The review included assumptions of cash flows considering the likelihood of possible outcomes that existed as of the date of the review, including assigning probabilities to the outcomes. Management estimated fair market value for the wood mobile offices based upon purchase price discussions. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss, was recognized in the amount by which the carrying amount of the asset group exceeded the estimated fair value as follows:

March 31, 2015
(In thousands)
Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,558
Ancillary items in property, plant and equipment	1,168

Impairment loss	$(64,726)

(6) Acquisition

In the three months ended March 31, 2015, Mobile Mini completed one acquisition of a portable storage business. This acquisition expanded the Company’s existing operations in the Glasgow, Scotland market. The accompanying consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition. The Company has not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to the Company’s financial position in the aggregate.

The components of the purchase price and net assets acquired during the three months ended March 31, 2015 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$991
Intangible assets:
Customer relationships	57
Non-compete agreements	24
Goodwill	128

Total purchase price	$1,200

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (“FIFO”) method) or market. Market is the lower of replacement cost or net realizable value.

Raw materials principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes, and to a lesser extent, parts used for internal maintenance, and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$14,569	$14,241
Work-in-process	212	201
Finished portable storage units	1,737	2,294

Inventories	$16,518	$16,736

(8) Rental Fleet

Rental fleet is capitalized at cost and depreciated over the estimated useful life of the unit using the straight-line method. Rental fleet is depreciated whether or not it is out on rent. Capitalized cost of rental fleet includes the price paid to acquire the unit and freight charges to the location when the unit is first placed in service, and when applicable, the cost of manufacturing or remanufacturing, which includes the cost of customizing units. Ordinary repair and maintenance costs are charged to operations as incurred.

Management periodically reviews depreciable lives and residual values against various factors, including the results of its lenders’ independent appraisal of rental fleet, practices of competitors in comparable industries, profit margins achieved on sales of depreciated units and rental rates obtained on older units. See Note 5 for information regarding the impairment of wood mobile offices during the quarter ended March 31, 2015.

Appraisals on our portable storage fleet are conducted on a regular basis by an independent appraiser selected by our lenders. Based on the values assigned in the most recent appraisal as of September 30, 2014, our portable storage rental fleet net liquidation value was approximately $1.0 billion as of March 31, 2015. In addition, an appraisal of our specialty product fleet was conducted as of December 2014 in conjunction with the ETS Acquisition. Based upon the values assigned in this appraisal, our specialty product rental fleet net liquidation value was approximately $90.7 million as of March 31, 2015. These appraisals were conducted by AccuVal Associates, Incorporated and are used to calculate our available borrowings under our Credit Agreement, as defined in Note 11.

The Company’s depreciation expense related to its rental fleet for the three months ended March 31, 2015 and 2014 was $9.2 million and $5.3 million, respectively. At March 31, 2015 and December 31, 2014, all of the Company’s rental fleet units were pledged as collateral under the Credit Agreement.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at March 31, 2015 and December 31, 2014:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	March 31, 2015	December 31, 2014
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$602,360	$604,547
Ground level offices	55%	30	330,891	329,565
Wood mobile offices	50%	20	143,894	208,529
Other			5,230	5,633

Total			1,082,375	1,148,274
Accumulated depreciation			(186,209)	(182,437)

Total portable storage fleet, net			$896,166	$965,837

Specialty Containment:
Steel tanks		25	$52,031	$50,843
Roll-off boxes		15 - 20	23,247	19,820
Stainless steel tank trailers		25	8,189	7,667
Vacuum boxes		20	23,287	23,283
De-watering boxes		20	4,271	3,898
Pumps and filtration equipment		7	11,655	11,510
Other			5,954	5,468

Total			128,634	122,489
Accumulated depreciation			(5,137)	(1,270)

Total specialty containment fleet, net			$123,497	$121,219

Total rental fleet, net			$1,019,663	$1,087,056

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. The Company’s depreciation expense related to property, plant and equipment for the three months ended March 31, 2015 and 2014 was $4.9 million and $3.5 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Operations. See Note 5 for information regarding the impairment of ancillary equipment related to wood mobile offices during the quarter ended March 31, 2015.

Property, plant and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	March 31, 2015	December 31, 2014
			(In thousands)
Land			$10,848	$10,920
Vehicles and machinery	0 - 55%	5 - 30	114,860	114,150
Buildings and improvements (1)	0 - 25	3 - 30	19,489	19,365
Office fixtures and equipment	0	3 - 5	35,198	33,942

Property, plant and equipment			180,395	178,377
Accumulated depreciation			(63,660)	(65,202)

Property, plant and equipment, net			$116,735	$113,175

(1)	Improvements made to leased properties are amortized over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(10) Goodwill and Intangibles

For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Estimated fair values of acquired assets is provisional and could change as additional information is received. During the current quarter, primarily due to further analysis of the assets acquired in the ETS acquisition, the associated goodwill was adjusted upward by $0.9 million.

The following table shows the activity and balances related to goodwill from January 1, 2015 to March 31, 2015:

(In thousands)
Balance at January 1, 2015	$705,608
Acquisition	128
Foreign currency	(3,318)
Adjustments	919

Balance at March 31, 2015	$703,337

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed. Customer relationships and certain trade names and trademarks, are amortized using an accelerated method while other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2015			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	11 - 20	$91,642	$(21,294)	$70,348	$91,990	$(20,484)	$71,506
Trade names/trademarks	1 - 5	6,027	(1,078)	4,949	6,065	(919)	5,146
Non-compete agreements	2 - 5	1,796	(167)	1,629	1,772	(78)	1,694
Other	1 - 19	60	(21)	39	61	(22)	39

Total		$99,525	$(22,560)	$76,965	$99,888	$(21,503)	$78,385

Amortization expense for amortizable intangibles was approximately $1.5 million and $0.3 million for the three-month periods ended March 31, 2015 and 2014, respectively. Based on the carrying value at March 31, 2015, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2015 (remaining)	$4,387
2016	5,931
2017	5,921
2018	5,973
2019	6,011
Thereafter	48,742

Total	$76,965

(11) Lines of Credit

The Company has a $1.0 billion ABL Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a five-year, revolving credit facility and all amounts outstanding under the Credit Agreement are due on February 22, 2017. The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of its assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of March 31, 2015, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much the Company may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $250.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $100.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of March 31, 2015, and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

(12) Income Taxes

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in its Condensed Consolidated Statements of Operations.

(13) Share-based Compensation

The Company has historically awarded stock options and nonvested share-awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value. Stock option plans are approved by the Company’s stockholders and administered by the compensation committee of the board of directors (“Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other share-based awards. Participants may be granted any one of the equity awards or any combination. The Company does not award stock options with an exercise price below the market price of the underlying securities on the date of award. As of March 31, 2015, 2.5 million shares remain available for future grants. Generally stock options have contractual terms of ten years.

For both the quarters ended March 31, 2015 and 2014, all share-based compensation is included in rental, selling and general expenses. As of March 31, 2015, total unrecognized compensation cost related to stock option awards was approximately $10.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years. As of March 31, 2015, the unrecognized compensation cost related to nonvested share-awards was approximately $9.9 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Stock options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model which requires the input of assumptions. Management estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on the Company’s historical data. The following are the key assumptions used for options granted during the three month periods ended March 31:

	2015	2014

Risk-free interest rate	1.3% - 1.5%	1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	35.6% - 35.7%	38.4%
Expected dividend rate	1.8% - 2.0%	1.6%

The following table summarizes stock option activity for the three months ended March 31, 2015 (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,649	$32.33
Granted	363	42.80
Canceled/Expired	(16)	45.72
Exercised	(1)	25.43

Options outstanding, end of period	2,995	33.53

A summary of stock options outstanding as of March 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,995	$33.53	8.11	$28,595
Vested and expected to vest	2,887	33.28	8.07	28,242
Exercisable	1,659	30.80	7.68	19,997

The aggregate intrinsic value of options exercised during the three months ended March 31, 2015, was approximately $23,000 and the weighted average fair value of stock options granted was $8.42.

Nonvested share-awards. The fair value of nonvested share-awards is estimated as the closing price of Mobile Mini’s common stock on the date of grant. A summary of nonvested share-awards activity is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	343	$27.99
Awarded	81	37.22
Released	(29)	34.78
Forfeited	(11)	24.14

Nonvested at end of period	384	29.57

The total fair value of nonvested share-awards that vested during the three months ended March 31, 2015 was $1.0 million.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(14) Restructuring Costs

The Company’s restructuring costs in the three month periods ended March 31, 2015 and 2014, include the following actions to align its business operations, some of which were begun in previous periods: the termination of the consumer initiative program in the third quarter of 2012, the sale of the Company’s Belfast, North Ireland location in the second quarter of 2014, the realignment of the Company’s corporate organization, field management and sales force structures in North America throughout 2014, and additional field restructuring in 2015 to facilitate the integration of ETS. The accrued restructuring obligations as of March 31, 2015 were related to the Company’s operations in North America.

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the year ended December 31, 2014 and the three-month period ended March 31, 2015.

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2014	$613	$1,063	$—	$1,676
Restructuring expense	1,826	318	1,398	3,542
Settlement of obligations	(1,998)	(705)	(1,398)	(4,101)

Accrued obligations as of December 31, 2014	441	676	—	1,117
Restructuring expense	464	19	—	483
Settlement of obligations	(157)	(61)	—	(218)

Accrued obligations as of March 31, 2015	$748	$634	$—	$1,382

The majority of accrued obligations are expected to be paid out through the year 2015, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Severance and benefits	$464	$340
Lease abandonment costs	19	139
Other costs (1)	—	106

Restructuring expenses	$483	$585

(1)	Other costs for 2014 include the sale of the Company’s Belfast, Northern Ireland location.

(15) Commitments and Contingencies

Mobile Mini is a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available estimates will be revised as appropriate. Management does not anticipate the resolution of such matters known at this time will have a material adverse effect on our business or consolidated financial position.

(16) Stockholders’ Equity

Dividends

On January 21, 2015, the board of directors authorized and declared a cash dividend to all the Company’s common stockholders of $0.187 per share of common stock, paid on March 19, 2015 to stockholders of record as of the close of business on March 5, 2015. Each future quarterly dividend payment is subject to review and approval by the Board. In addition, the Company’s Credit Agreement contains restrictions on the declaration and payment of dividends.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

During the three months ended March 31, 2015, the Company purchased approximately 387,000 shares of its common stock at a cost of $15.0 million under the authorized share repurchase program, and approximately $85.0 million is available for repurchase as of March 31, 2015. In addition, the Company withheld approximately 7,000 shares of stock from employees, for an approximate value of $276,000, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

(17) Segment Reporting

Prior to the ETS Acquisition, the Company’s operations were comprised of two reportable segments: North America and the U.K., both of which offer portable storage solutions. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. As a result of the ETS Acquisition, the Company established a new specialty containment reporting segment. Operations related to ETS are included in Mobile Mini’s consolidated results for the three months ended March 31, 2015.

The results for each segment are reviewed discretely by senior management. Within their segment, locations generally have similar economic characteristics covering all products rented or sold, including customer base, sales personnel, advertising, yard facilities, general and administrative costs and field operations management.

All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in foreign markets where the Company rents and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

The following tables set forth certain information regarding each of the Company’s segments for the three month periods ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$78,984	$20,020	$99,004	$22,024	$121,028
Sales	4,983	979	5,962	762	6,724
Other	1,439	90	1,529	3,348	4,877

Total revenues	85,406	21,089	106,495	26,134	132,629

Costs and expenses:
Rental, selling and general expenses	53,580	13,652	67,232	16,750	83,982
Cost of sales	3,122	742	3,864	333	4,197
Restructuring expenses	217	—	217	266	483
Asset impairment charge, net	64,726	—	64,726	—	64,726
Depreciation and amortization	7,890	1,576	9,466	6,073	15,539

Total costs and expenses	129,535	15,970	145,505	23,422	168,927

(Loss) income from operations	$(44,129)	$5,119	$(39,010)	$2,712	$(36,298)

Interest expense, net of interest income	$6,149	$218	$6,367	$2,692	$9,059
Income tax (benefit) provision	(18,998)	959	(18,039)	8	(18,031)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended March 31, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$75,483	$18,597	$94,080	$—	$94,080
Sales	6,578	1,288	7,866	—	7,866
Other	354	104	458	—	458

Total revenues	82,415	19,989	102,404	—	102,404

Costs and expenses:
Rental, selling and general expenses	54,707	13,649	68,356	—	68,356
Cost of sales	4,590	963	5,553	—	5,553
Restructuring expenses	397	188	585	—	585
Asset impairment charge, net	159	124	283	—	283
Depreciation and amortization	7,418	1,727	9,145	—	9,145

Total costs and expenses	67,271	16,651	83,922	—	83,922

Income from operations	$15,144	$3,338	$18,482	$—	$18,482

Interest expense, net of interest income	$6,717	$270	$6,987	$—	$6,987
Income tax provision	3,299	755	4,054	—	4,054

The previous schedules include revenues in the U.S. of $110.5 million and $81.1 million for the three month periods ended March 31, 2015 and 2014, respectively.

Assets related to the Company’s segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of March 31, 2015:
Goodwill	$458,852	$61,634	$520,486	$182,851	$703,337
Intangibles	1,912	618	2,530	74,435	76,965
Rental Fleet	755,434	140,732	896,166	123,497	1,019,663
Property Plant and Equipment	87,153	15,511	102,664	14,071	116,735

As of December 31, 2014:
Goodwill	$459,234	$64,402	$523,636	$181,972	$705,608
Intangibles	2,119	651	2,770	75,615	78,385
Rental Fleet	825,158	140,679	965,837	121,219	1,087,056
Property Plant and Equipment	82,514	16,488	99,002	14,173	113,175

The previous schedules include assets in the U.S. of $1.7 billion as of March 31, 2015 and December 31, 2014.

(18) Subsequent Events

Divestiture of North American wood mobile office fleet

On April 16, 2015 the Company entered into a definitive agreement to sell its wood mobile offices within its North American Portable Storage segment for a cash price of $92.0 million. See Note 5 for information regarding the $64.7 million impairment related to these assets recorded during the quarter ended March 31, 2015. The transaction is expected to be completed in May 2015, at which time the Company expects to recognize approximately $2 million of divestiture-related expenses. Cash received will be net of approximately $6.6 million of deferred revenue related to these products.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Increase to treasury stock repurchase program.

On April 17, 2015, Mobile Mini’s Board approved a $50 million increase in the current share repurchase program to $175 million. Through April 30, 2015, the Company has repurchased $40.0 million of shares under this program and approximately $135.0 million is available for repurchase as of April 30, 2015.

Declaration of quarterly dividend

On April 29, 2015, the Company’s Board authorized and declared a quarterly dividend to all the Company’s common stockholders of $0.187 per share of common stock, payable on June 3, 2015 to all stockholders of record as of the close of business on May 20, 2015.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(19) Condensed Consolidating Financial Information

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,980	$1,068	$—	$3,048
Receivables, net	60,310	18,694	—	79,004
Inventories	15,447	1,071	—	16,518
Rental fleet, net	868,049	151,614	—	1,019,663
Property, plant and equipment, net	100,180	16,555	—	116,735
Deposits and prepaid expenses	6,442	1,059	—	7,501
Deferred financing costs, net and other assets	8,173	—	—	8,173
Intangibles, net	76,259	706	—	76,965
Goodwill	636,863	66,474	—	703,337
Intercompany receivables	144,313	33,670	(177,983)	—

Total assets	$1,918,016	$290,911	$(177,983)	$2,030,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,531	$9,934	$—	$30,465
Accrued liabilities	57,658	6,932	—	64,590
Lines of credit	697,533	3,848	—	701,381
Obligations under capital leases	26,133	137	—	26,270
Senior Notes	200,000	—	—	200,000
Deferred income taxes	195,840	17,525	—	213,365
Intercompany payables	—	92	(92)	—

Total liabilities	1,197,695	38,468	(92)	1,236,071

Commitments and contingencies
Stockholders’ equity:
Common stock	491	18,388	(18,388)	491
Additional paid-in capital	572,364	160,347	(160,347)	572,364
Retained earnings	228,426	115,355	844	344,625
Accumulated other comprehensive loss	—	(41,647)	—	(41,647)
Treasury stock, at cost	(80,960)	—	—	(80,960)

Total stockholders’ equity	720,321	252,443	(177,891)	794,873

Total liabilities and stockholders’ equity	$1,918,016	$290,911	$(177,983)	$2,030,944

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,977	$762	$—	$3,739
Receivables, net	62,033	18,998	—	81,031
Inventories	15,371	1,365	—	16,736
Rental fleet, net	934,433	152,623	—	1,087,056
Property, plant and equipment, net	95,509	17,666	—	113,175
Deposits and prepaid expenses	7,375	1,211	—	8,586
Deferred financing costs, net and other assets	8,858	—	—	8,858
Intangibles, net	77,629	756	—	78,385
Goodwill	635,943	69,665	—	705,608
Intercompany receivables	145,018	33,971	(178,989)	—

Total assets	$1,985,146	$297,017	$(178,989)	$2,103,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$14,803	$8,130	$—	$22,933
Accrued liabilities	56,104	7,623	—	63,727
Lines of credit	702,135	3,383	—	705,518
Obligations under capital leases	24,760	158	—	24,918
Senior Notes	200,000	—	—	200,000
Deferred income taxes	215,184	17,367	(1,004)	231,547
Intercompany payables	—	94	(94)	—

Total liabilities	1,212,986	36,755	(1,098)	1,248,643

Commitments and contingencies
Stockholders’ equity:
Common stock	490	18,388	(18,388)	490
Additional paid-in capital	569,083	160,347	(160,347)	569,083
Retained earnings	268,263	111,397	844	380,504
Accumulated other comprehensive loss	—	(29,870)	—	(29,870)
Treasury stock, at cost	(65,676)	—	—	(65,676)

Total stockholders’ equity	772,160	260,262	(177,891)	854,531

Total liabilities and stockholders’ equity	$1,985,146	$297,017	$(178,989)	$2,103,174

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$100,018	$21,010	$—	$121,028
Sales	5,669	1,055	—	6,724
Other	4,787	90	—	4,877

Total revenues	110,474	22,155	—	132,629

Costs and expenses:
Rental, selling and general expenses	69,610	14,372	—	83,982
Cost of sales	3,401	796	—	4,197
Restructuring expenses	483	—	—	483
Asset impairment charge	64,726	—	—	64,726
Depreciation and amortization	13,848	1,691	—	15,539

Total costs and expenses	152,068	16,859	—	168,927

(Loss) income from operations	(41,594)	5,296	—	(36,298)
Other income (expense):
Interest income	2,662	—	(2,662)	—
Interest expense	(11,343)	(378)	2,662	(9,059)

(Loss) income before income tax provision	(50,275)	4,918	—	(45,357)
Income tax (benefit) provision	(18,991)	960	—	(18,031)

Net (loss) income	$(31,284)	$3,958	$—	$(27,326)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(31,284)	$3,958	$—	$(27,326)
Foreign currency translation adjustment	—	(11,777)	—	(11,777)

Comprehensive loss	$(31,284)	$(7,819)	$—	$(39,103)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$74,268	$19,812	$—	$94,080
Sales	6,527	1,339	—	7,866
Other	351	107	—	458

Total revenues	81,146	21,258	—	102,404

Costs and expenses:
Cost of sales	4,552	1,001	—	5,553
Rental, selling and general expenses	53,708	14,648	—	68,356
Restructuring expenses	397	188	—	585
Asset impairment charge, net	136	147	—	283
Depreciation and amortization	7,277	1,868	—	9,145

Total costs and expenses	66,070	17,852	—	83,922

Income from operations	15,076	3,406	—	18,482
Other income (expense):
Interest income	30	—	(30)	—
Interest expense	(6,599)	(418)	30	(6,987)
Foreign currency exchange	—	(1)	—	(1)

Income before income tax provision	8,507	2,987	—	11,494
Income tax provision	3,299	755	—	4,054

Net income	$5,208	$2,232	$—	$7,440

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$5,208	$2,232	$—	$7,440
Foreign currency translation adjustment	—	1,180	—	1,180

Comprehensive income	$5,208	$3,412	$—	$8,620

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$(31,284)	$3,958	$—	$(27,326)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge	64,726	—	—	64,726
Provision for doubtful accounts	947	222	—	1,169
Amortization of deferred financing costs	775	14	—	789
Amortization of long-term liabilities	25	—	—	25
Share-based compensation expense	3,160	90	—	3,250
Depreciation and amortization	13,848	1,691	—	15,539
Gain on sale of rental fleet units	(1,826)	(146)	—	(1,972)
Loss on disposal of property, plant and equipment	219	116	—	335
Deferred income taxes	(19,192)	959	—	(18,233)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	188	(824)	—	(636)
Inventories	(75)	232	—	157
Deposits and prepaid expenses	348	98	—	446
Other assets and intangibles	9	—	—	9
Accounts payable	751	282	—	1,033
Accrued liabilities	(467)	(372)	—	(839)
Intercompany	683	(844)	161	—

Net cash provided by operating activities	32,835	5,476	161	38,472

Cash Flows from Investing Activities:
Cash paid for businesses, net of cash acquired	—	(1,200)	—	(1,200)
Additions to rental fleet	(5,745)	(4,735)	—	(10,480)
Proceeds from sale of rental fleet units	4,268	574	—	4,842
Additions to property, plant and equipment	(3,307)	(934)	—	(4,241)
Proceeds from sale of property, plant and equipment	243	364	—	607

Net cash used in investing activities	(4,541)	(5,931)	—	(10,472)

Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	(4,602)	619	(154)	(4,137)
Deferred financing costs	(100)	—	—	(100)
Principal payments on capital lease obligations	(828)	(14)	(7)	(849)
Issuance of common stock	32	—	—	32
Dividend payments	(8,509)	—	—	(8,509)
Purchase of treasury stock	(15,284)	—	—	(15,284)

Net cash (used in) provided by financing activities	(29,291)	605	(161)	(28,847)

Effect of exchange rate changes on cash	—	156	—	156

Net (decrease) increase in cash	(997)	306	—	(691)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739

Cash and cash equivalents at end of period	$1,980	$1,068	$—	$3,048

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$5,208	$2,232	$—	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	136	147	—	283
Provision for doubtful accounts	453	94	—	547
Amortization of deferred financing costs	687	16	—	703
Amortization of long-term liabilities	40	1	—	41
Share-based compensation expense	3,963	201	—	4,164
Depreciation and amortization	7,277	1,868	—	9,145
Gain on sale of rental fleet units	(1,500)	(211)	—	(1,711)
Loss on disposal of property, plant and equipment	48	24	—	72
Deferred income taxes	3,201	753	—	3,954
Foreign currency loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,404	(626)	—	778
Inventories	285	(57)	—	228
Deposits and prepaid expenses	(1,416)	140	—	(1,276)
Other assets and intangibles	(178)	173	—	(5)
Accounts payable	1,123	1,938	—	3,061
Accrued liabilities	(350)	(263)	—	(613)
Intercompany	756	(756)	—	—

Net cash provided by operating activities	21,137	5,675	—	26,812

Cash Flows from Investing Activities:
Cash paid for businesses, net of cash acquired	(4,217)	—	—	(4,217)
Additions to rental fleet	(1,834)	(2,244)	—	(4,078)
Proceeds from sale of rental fleet units	4,781	846	—	5,627
Additions to property, plant and equipment	(2,393)	(235)	—	(2,628)
Proceeds from sale of property, plant and equipment	708	200	—	908

Net cash used in investing activities	(2,955)	(1,433)	—	(4,388)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(10,773)	(5,534)	—	(16,307)
Principal payments on capital lease obligations	(367)	—	—	(367)
Issuance of common stock	1,949	—	—	1,949
Dividend payments	(7,849)	—	—	(7,849)
Purchase of treasury stock	(407)	—	—	(407)

Net cash used in financing activities	(17,447)	(5,534)	—	(22,981)

Effect of exchange rate changes on cash	—	(132)	—	(132)

Net increase (decrease) in cash	735	(1,424)	—	(689)
Cash and cash equivalents at beginning of period	(190)	1,446	—	1,256

Cash and cash equivalents at end of period	$545	$22	$—	$567

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2014 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S. We are committed to providing our customers with superior service and access to a high-quality and diverse fleet. In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 91.3% of our total revenues for the three months ended March 31, 2015. We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives, and low maintenance costs. We also sell new and used units, and provide delivery, installation and other ancillary products and value-added services.

On December 10, 2014 we completed the acquisition of Evergreen Tank Solutions, the ETS Acquisition. ETS is the third largest provider of specialty containment solutions in the U.S. and the leading provider in the Gulf Coast region. ETS will continue to operate as a separate subsidiary of ours under the ETS name (as will its own subsidiary, Water Movers), and its operations are included in our results of operations for the three months ended March 31, 2015.

Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s stainless steel ground level offices and containers, resulting in lower margins as compared to other portable storage products, as well as the newly-acquired specialty containment products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American Portable Storage segment. The discussions indicated that the fleet might be sold at an amount below carrying value. We conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss of $64.7 million was recorded in the current quarter. See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 5 and Note 18 to the accompanying condensed consolidated financial statements.

As of March 31, 2015, we operate our portable storage business from 134 locations throughout North America and in the U.K., and have a portable storage fleet of approximately 213,800 units. Our recently acquired specialty containment business serves customers through 24 locations with a fleet of approximately 10,800 units.

Accounting and Operating Overview

Our principal operating revenues and expenses are:

Revenues:

•	Rental revenues include all rent and ancillary revenues we receive for our rental fleet.

•	Sales revenues consists primarily of sales of new and used portable storage products.

Costs and expenses:

•	Rental, selling and general expenses contain, among other expenses, payroll and payroll-related costs including share-based compensation and commissions for our sales team, fleet transportation and fuel costs, repair and maintenance costs for our rental fleet and transportation equipment, real estate lease expense, insurance costs, and general corporate expenses.

•	Cost of sales is the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture portable storage units and other structures.

•	Depreciation and amortization includes depreciation on our rental fleet, our property, plant and equipment, and amortization of definite-lived intangible assets

Our principal asset is our rental fleet, which is capitalized at cost and depreciated over the estimated useful life of the unit using the straight-line method. Rental fleet is depreciated whether or not it is out on rent. Capitalized cost of rental fleet includes the price paid to acquire the unit and freight charges to the location when the unit is first placed in service, and when applicable, the cost of manufacturing or remanufacturing, which includes the cost of customizing units. Ordinary repair and maintenance costs are charged to operations as incurred.

The table below outlines the composition of our portable storage rental fleet at March 31, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$602,360	173,700	81%
Ground level offices	330,891	28,555	14
Wood mobile offices	143,894	9,451	4
Other	5,230	2,060	1

Portable storage rental fleet	1,082,375	213,766	100%

Accumulated depreciation	(186,209)

Portable storage rental fleet, net	$896,166

The tables below outline the composition of our specialty containment rental fleet at March 31 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$52,031	2,854	26%
Roll-off boxes	23,247	4,819	45
Vacuum boxes	8,189	1,005	9
Stainless steel tank trailers	23,287	577	5
Dewatering boxes	4,271	591	6
Pumps and filtration equipment	11,655	964	9
Other	5,954	n/a

Specialty containment rental fleet	128,634	10,810	100%

Accumulated depreciation	(5,137)

Specialty containment rental fleet, net	$123,497

We are a capital-intensive business. Therefore in addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on EBITDA, Adjusted EBITDA, and free cash flow to measure our operating results. EBITDA, Adjusted EBITDA and the resultant margins, as well as free cash flow are non-GAAP financial measures. As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures. These reconciliations and a description of the limitations of these measures are included below in this report.

Non-GAAP Data and Reconciliations

EBITDA and Adjusted EBITDA. EBITDA eliminates the effect of financing transactions that we enter into and is defined as net income before discontinued operation, net of tax (if applicable), interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs. Adjusted EBITDA further excludes certain non-cash expenses, such as share-based compensation, as well as transactions that management believes are not indicative of our ongoing business. Because EBITDA and Adjusted EBITDA, as defined, exclude some but not all items that affect our cash flow from operating activities, they may not be comparable to similarly titled performance measures presented by other companies.

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements and that they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA have certain limitations as analytical tools and should not be used as substitutes for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with GAAP.

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
EBITDA	$(20,759)	$27,626
Interest paid	(4,190)	(2,160)
Income and franchise taxes paid	(273)	(89)
Share-based compensation expense	3,250	4,164
Asset impairment charge, net	64,726	283
Gain on sale of rental fleet units	(1,972)	(1,711)
Loss on disposal of property, plant and equipment	335	72
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	533	1,325
Inventories	157	228
Deposits and prepaid expenses	446	(1,276)
Other assets and intangibles	9	(5)
Accounts payable and accrued liabilities	(3,790)	(1,645)

Net cash provided by operating activities	$38,472	$26,812

Reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$(27,326)	$7,440
Interest expense	9,059	6,987
Income tax (benefit) provision	(18,031)	4,054
Depreciation and amortization	15,539	9,145

EBITDA	(20,759)	27,626
Share-based compensation expense (1)	3,250	4,164
Restructuring expenses (2)	483	585
Acquisition expenses (3)	1,002	6
Asset impairment charge, net (4)	64,726	283
Sales tax refund included in other revenue (5)	(1,176)	—

Adjusted EBITDA	$47,526	$32,664

EBITDA margin	(15.7)%	27.0%
Adjusted EBITDA margin (5)	36.2	31.9

(1)	Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments.
(2)	Restructuring costs include the following actions to align our business operations, some of which were begun in previous periods: the termination of the consumer initiative program in the third quarter of 2012, the sale of our Belfast, North Ireland location in the second quarter of 2014, the realignment of the Company’s corporate organization, field management and sales force structures in North America throughout 2014, and additional field restructuring in 2015 to facilitate the integration of ETS.
(3)	Acquisition expenses represent activity costs as described.
(4)	In 2015, asset impairment costs represent the impairment of wood mobile offices in connection with the divestiture of these assets. In 2014, the asset impairment costs represent the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013.
(5)	Revenue associated with a sales tax refund recorded in the current quarter that is not indicative of our ongoing business. This revenue was also excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$38,472	$26,812
Additions to rental fleet	(10,480)	(4,078)
Proceeds from sale of rental fleet units	4,842	5,627
Additions to property, plant and equipment	(4,241)	(2,628)
Proceeds from sale of property, plant and equipment	607	908

Net capital proceeds (expenditures)	(9,272)	(171)
Free cash flow	$29,200	$26,641

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
Revenues:
Rental	$121,028	$94,080	91.3%	91.9%	$26,948	28.6%
Sales	6,724	7,866	5.1	7.7	(1,142)	(14.5)
Other	4,877	458	3.7	0.4	4,419	964.8

Total revenues	132,629	102,404	100.0	100.0	30,225	29.5

Costs and expenses:
Rental, selling and general expenses	83,982	68,356	63.3	66.8	15,626	22.9
Cost of sales	4,197	5,553	3.2	5.4	(1,356)	(24.4)
Restructuring expenses	483	585	0.4	0.6	(102)	(17.4)
Asset impairment charge, net	64,726	283	48.8	0.3	64,443	n/a
Depreciation and amortization	15,539	9,145	11.7	8.9	6,394	69.9

Total costs and expenses	168,927	83,922	127.4	82.0	85,005	101.3

(Loss) income from operations	(36,298)	18,482	(27.4)	18.0	(54,780)	(296.4)

Other income (expense):
Interest expense	(9,059)	(6,987)	(6.8)	(6.8)	(2,072)	29.7
Foreign currency exchange	—	(1)	—	—	1

(Loss) income before income tax (benefit) provision	(45,357)	11,494	(34.1)	11.2	(56,851)
Income tax (benefit) provision	(18,031)	4,054	(13.6)	4.0	(22,085)

Net (loss) income	$(27,326)	$7,440	(20.5)%	7.3%	$(34,766)

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
EBITDA	$(20,759)	$27,626	(15.7)%	27.0%	$(48,385)	(175.1)%
Adjusted EBITDA (1)	47,526	32,664	36.2	31.9	14,862	45.5
Free Cash Flow	29,200	26,641	22.0	26.0	2,559	9.6

(1)	The calculation of adjusted EBITDA as a percent of revenue for the three months ended March 31, 2015, includes a reduction to revenues of $1.2 million related to a sales tax refund, which is not indicative of our ongoing business. See “Non-GAAP Data and Reconciliations” earlier in this document.

Revenues. The following table depicts revenue by type of business for the three month periods ended March 31:

	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Revenues:
Rental	$99,004	$94,080	$4,924	5.2%	$22,024
Sales	5,962	7,866	(1,904)	(24.2)	762
Other	1,529	458	1,071	233.8	3,348

Total revenues	$106,495	$102,404	$4,091	4.0	$26,134

Total revenues for the quarter ended March 31, 2015 increased $30.2 million, or 29.5%, to $132.6 million, compared to $102.4 million for the same period in 2014. Of this increase, $26.1 million is due to the acquired specialty containment business and $4.1 million is due to portable storage. Rental revenues as a percentage of total revenues was 91.3%, compared to 91.9% in the prior-year quarter. Rental revenues for the quarter ended March 31, 2015 increased $26.9 million, or 28.6%, to $121.0 million, compared to $94.1 million for the same period in 2014. Specialty containment rental revenue accounted for $22.0 million of this increase, while portable storage rental revenue increased to $99.0 million, from $94.1 million in the prior-year quarter.

Within the portable storage business, the $4.9 million, or 5.2% increase in rental revenues, was driven by increased rates and higher trucking and ancillary revenues. As a result of the 6.2% increase in rate, yield (rental revenues divided by average units on rent) increased 4.9% as compared to the prior-year quarter.

Revenue from the sales of portable storage and office units for the quarter ended March 31, 2015 decreased $1.9 million, or 24.2%, to $6.0 million, compared to $7.9 million in the same period in 2014. Revenue from specialty containment sales was $0.8 million for the quarter ended March 31, 2015. We focus on rental revenues; as such, in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses. The following table depicts costs and expenses by type of business for the three month periods ended March 31:

	Portable Storage Three Months Ended March 31,				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Costs and Expenses
Rental, selling and general expenses	$67,232	$68,356	$(1,124)	(1.6)%	$16,750
Cost of sales	3,864	5,553	(1,689)	(30.4)	333
Restructuring expenses	217	585	(368)	(62.9)	266
Asset impairment charge, net	64,726	283	64,443	n/a	—
Depreciation and amortization	9,466	9,145	321	3.5	6,073

Total costs and expenses	$145,505	$83,922	$61,583	73.4	$23,422

Within the portable storage business, rental, selling and general expenses decreased $1.1 million, or 1.6%; and as a percentage of total portable storage revenues decreased to 63.1% from 66.8% in the three months ended March 2015 and 2014, respectively. Excluding the $1.2 million sales tax refund from revenues, and $1.0 of acquisition-related expenses, selling and general expenses were 62.9% of total portable storage revenues.

Within the portable storage business, payroll-related expenses decreased $1.1 million, primarily due to lower share-based compensation expense. Fleet freight and fuel, and fleet repairs and maintenance, decreased $1.9 million and $1.8 million, respectively, due to the renewed focus in the prior-year on bringing our fleet to rent-ready condition, and positioning the fleet in areas where the utilization is the highest. Maintaining and positioning our fleet remains a focus in the current quarter, however the expense is beginning to approach more normal levels. Repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 4.7%, compared to 6.9% in the prior-year quarter.

Also within the portable storage business, rental, selling and general expenses increases include acquisition-related expenses of $1.0 million, as well as an increase in professional fees, and service contracts, including telephone, of $2.0 million due to upgraded technology, network and telephone systems, increased marketing research, and non-capitalizable expenses associated with our enterprise resource planning (“ERP”) implementation. Specialty containment rental, selling and general expense was $16.8 million for the quarter, or 64.0% of total revenues.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $3.9 million and $5.6 million in the quarters ended March 31, 2015 and 2014, respectively. Portable storage sales revenue, less cost of sales (sales profit), was $2.1 million and $2.3 million for the three month periods ended March 31, 2015 and 2014, respectively. Sales profit expressed as a percentage of sales revenue (sales profit margin), was 35.2% in the current quarter and 29.4% in the prior-year quarter. Cost of sales related to our specialty containment products was $0.3 million in the current quarter. Specialty product sales profit and profit margin were $0.4 million and 56.3% in the current quarter.

Restructuring costs in the three month periods ended March 31, 2015 and 2014, include the following actions to align our business operations, some of which were begun in previous periods: the termination of the consumer initiative program in the third quarter of 2012, the sale of our Belfast, North Ireland location in the second quarter of 2014, the realignment of the Company’s corporate organization, field management and sales force structures in North America throughout 2014, and additional field restructuring in 2015 to facilitate the integration of ETS.

As discussed above, impairment charges of $64.7 million for the three months ended March 31, 2015 relate to our wood mobile offices in our North American portable storage segment. We concluded the assets were impaired after a review, which resulted from discussions with a potential buyer regarding the sale of these assets. The discussions indicated the fleet might be sold at an amount below carrying value. See additional discussion regarding the impairment and pending sale of the wood mobile office assets in Note 5 and Note 18. Asset impairment charges, net of recoveries, were $0.3 million for the three months ended March 31, 2014 and relate to a 2013 assessment of the rental fleet resulting in a non-cash impairment charge on long-lived assets. As these assets have been sold or otherwise disposed of, additional adjustments have been made to the impairment charge resulting in total asset impairment charges, net of recoveries.

Depreciation and amortization expense increased $6.4 million for the three months ended March 31, 2015, as compared to the prior-year quarter, of which $6.1 million relates to the specialty containment business.

Adjusted EBITDA. Adjusted EBITDA increased $14.9 million, or 45.5%, to $47.5 million, compared to $32.7 million in the prior-year period. Of this increase, $5.5 million related to our portable storage business and $9.3 million related to our specialty containment business. Adjusted EBITDA margins were 36.2% and 31.9% for the quarters ended March 31, 2015 and 2014, respectively. Adjusted EBITDA margins for the current-year quarter were 36.3% for our portable storage business, and 35.7% for specialty containment.

Interest Expense. Interest expense increased $2.1 million, or 29.7%, to $9.1 million in 2015. In December 2014 we borrowed funds under our Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the current-year quarter was $930.6 million as compared to $515.7 million in the prior-year quarter. The weighted average interest rate on our debt was 3.5% and 4.8% for the three months ended March 31, 2015 and 2014, respectively, excluding the amortizations of debt issuance and other costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.9% and 5.4% for the three month periods ended March 31, 2015 and 2014, respectively. The decrease in the average interest rate is primarily due to the increase of our lower rate variable debt, the line of credit, as a percentage of our overall debt.

(Benefit) Provision for income taxes. During the current quarter, we had an $18.0 million benefit for income taxes, due to a pre-tax loss of $45.4 million, driven by the asset impairment charge discussed previously. In the prior-year quarter we had a $4.1 million provision for tax on pre-tax income of $11.5 million. Our effective income tax rate increased to 39.8% for three months ended March 31, 2015, compared to 35.3% for the prior-year period. The rate increase is primarily due to the magnitude of the loss in North America, which has a higher income tax rate.

Net (loss) income. Primarily due to the $64.7 million impairment loss and the other income statement activity discussed above, we had a net loss of $27.3 million for the three months ended March 31, 2015, compared to net income of $7.4 million in the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Ours is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we rent to customers have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our free cash flow has been positive, even after capital net expenditures, for the past five years. This positive cash flow trend continued for the three-month period ended March 31, 2015. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into a $900.0 million Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto. On December 10, 2014, we amended our Credit Agreement to increase the credit facility to $1.0 billion. The Credit Agreement provides for a five-year, revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. We funded the December 10, 2014 ETS Acquisition with funds drawn on our Credit Agreement. At March 31, 2015, we had $701 million of borrowings outstanding and $291 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of March 31, 2015 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Based on the pricing grid at March 31, 2015, the applicable margins are 2.00% for LIBOR loans and 1.00% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much we may borrow under the Credit Agreement. We do not expect the impairment, or the divestiture, of the wood mobile offices to have a material effect on our available borrowings, as the calculated borrowing base currently exceeds the maximum eligibility.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the Credit Agreement. Free cash flow was $29.2 million and $26.6 million for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Senior Notes. At March 31, 2015, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “2020 Notes” or the “Senior Notes”). Interest on the 2020 Notes is payable semiannually in arrears on June 1 and December 1 of each year.

Operating Activities. Net cash provided by operating activities was $38.5 million in the three months ended March 31, 2015, compared to $26.8 million in the same period in the prior year, an increase of $11.7 million. Although the current period reflects a net loss of $27.3 million, compared to net income of $7.4 million in the comparable quarter in the prior-year period, the difference is due primarily to non-cash items. Non-cash items in the current year include, a $64.7 million asset impairment charge, $18.2 million of deferred tax benefit, $15.5 million in depreciation and amortization and $3.3 million of share-based compensation expense. Non-cash items in the prior year include $4.0 million in deferred tax expense, $9.1 million of depreciation and amortization, $4.2 million of share-based compensation.

Excluding the net non-cash income statement items of $65.6 million in the current-year quarter and $17.2 million in the prior-year quarter, cash generated by net income increased to $38.3 million, from $24.6 million in the prior year quarter. The increase is due primarily to the recently acquired business associated with the specialty containment business, as well as increased margins in the portable storage business. The change in working capital accounts was $0.2 million in the 2015 quarter and $2.2 million in the 2014 quarter, due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $10.5 million for the three months ended March 31, 2015, compared to $4.4 million for the same period in 2014. Cash paid for businesses acquired was $1.2 million in the current-year period and $4.2 million in the prior-year period. Capital expenditures for our rental fleet were $10.5 million, and proceeds from sale of rental fleet units were $4.8 million for the three months ended March 31, 2015, compared to capital expenditures of $4.1 million and proceeds of $5.6 million for the same period in 2014. Of the $10.5 million in capital expenditures for the rental fleet, $4.7 million are related to our U.K. business and $3.1 million were specialty containment fleet expenditures.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2015 was $28.8 million, compared to $23.0 million for the same period in 2014. We used our free cash flow to paydown $4.1 million on our lines of credit, to purchase $15.3 million of treasury shares and pay $8.5 million in dividends. In the prior year, payments of $16.3 million on our line of credit and $7.8 million in dividends, were partially offset by $1.9 million received in conjunction with the exercise of stock options.

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

At March 31, 2015, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $7.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

SEASONALITY

Demand from our portable storage customers is somewhat seasonal. Construction customers typically reflect higher demand during months with more temperate weather, while demand for our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these rented units to us in December and early in the following year. In the specialty containment business, demand from customers is typically higher in the middle of the year from March to October, driven by the timing of customer maintenance projects. The demand for rental of our pumps, may also impacted by weather, specifically when temperatures drop below freezing.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations and in Note 2 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, “Recent Accounting Pronouncements.”

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	our ability to increase revenue and control operating costs;

•	our ability to raise or maintain rental rates;

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to leverage and protect our information technology systems;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to cross-sell our portable storage and specialty containment products,

•	our ability to integrate ETS, or other acquisitions and achieve the expected benefits therefrom;

•	our ability to execute the divestiture of the wood mobile offices and achieve the expected benefits from the divestiture;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to develop a new scalable enterprise resource platform; and

•	our ability to utilize our tax assets.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December  31, 2014, under the heading “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of March 31, 2015, we had $701.4 million of indebtedness under our Credit Agreement, which bears interest at variable rates. The average interest rate applicable to our Credit Agreement was 2.17% for the three months ended March 31, 2015. Based upon the average amount of our variable rate debt outstanding during the three months ended March 31, 2015, our annual interest expense would increase by approximately $7.0 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S. and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pound Sterling or Euros denominated debt.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this quarterly report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
January 2015	386,867	$38.77	386,867	$85,013
February 2015	6,231	41.38	—	85,013
March 2015	438	42.04	—	85,013

Total	393,536		386,867

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
(3)	In November 2013, the Company’s Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board.

ITEM 6. EXHIBITS [TBU]

Number	Description

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: April 30, 2015	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer