Form 10-Q
period 2015-06-30
MOBILE MINI INC
filed 2015-07-23
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At July 17, 2015, there were outstanding 45,403,312 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$3,704	$3,739
Receivables, net of allowance for doubtful accounts of $3,392 and $2,442 at June 30, 2015 and December 31, 2014, respectively	78,265	81,031
Inventories	17,487	16,736
Rental fleet, net	944,618	1,087,056
Property, plant and equipment, net	120,524	113,175
Deposits and prepaid expenses	12,089	8,586
Deferred financing costs, net and other assets	7,919	8,858
Intangibles, net	75,500	78,385
Goodwill	707,086	705,608

Total assets	$1,967,192	$2,103,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$35,004	$22,933
Accrued liabilities	57,657	63,727
Lines of credit	630,737	705,518
Obligations under capital leases	29,539	24,918
Senior Notes	200,000	200,000
Deferred income taxes	219,226	231,547

Total liabilities	1,172,163	1,248,643

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,132 issued and 45,407 outstanding at June 30, 2015 and 49,015 issued and 46,157 outstanding at December 31, 2014	491	490
Additional paid-in capital	577,291	569,083
Retained earnings	345,536	380,504
Accumulated other comprehensive loss	(29,131)	(29,870)
Treasury stock, at cost, 3,725 and 2,858 shares at June 30, 2015 and December 31, 2014, respectively	(99,158)	(65,676)

Total stockholders’ equity	795,029	854,531

Total liabilities and stockholders’ equity	$1,967,192	$2,103,174

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental	$120,245	$98,041	$243,362	$192,121
Sales	8,199	7,982	16,171	15,848
Other	1,844	510	3,384	968

Total revenues	130,288	106,533	262,917	208,937

Costs and expenses:
Rental, selling and general expenses	83,104	68,149	166,150	136,505
Cost of sales	5,400	5,379	10,533	10,932
Restructuring expenses	2,444	1,731	2,927	2,316
Asset impairment charge and loss on divestiture, net	1,402	274	66,128	557
Depreciation and amortization	14,538	9,305	30,077	18,450

Total costs and expenses	106,888	84,838	275,815	168,760

Income (loss) from operations	23,400	21,695	(12,898)	40,177
Other expense:
Interest expense	(8,967)	(7,097)	(18,026)	(14,084)
Foreign currency exchange	(2)	—	(2)	(1)

Income (loss) before income tax provision (benefit)	14,431	14,598	(30,926)	26,092
Income tax provision (benefit)	5,015	5,335	(13,016)	9,389

Net income (loss)	$9,416	$9,263	$(17,910)	$16,703

Earnings (loss) per share:
Basic	$0.21	$0.20	$(0.39)	$0.36
Diluted	0.21	0.20	(0.39)	0.36
Weighted average number of common and common share equivalents outstanding:
Basic	45,238	46,235	45,360	46,192
Diluted	45,892	47,027	45,360	46,932
Cash dividends declared per share	$0.19	$0.17	$0.38	$0.34

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$9,416	$9,263	$(17,910)	$16,703
Foreign currency translation adjustment	12,516	6,086	739	7,266

Comprehensive income (loss)	$21,932	$15,349	$(17,171)	$23,969

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(17,910)	$16,703
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	66,128	557
Provision for doubtful accounts	1,894	1,349
Amortization of deferred financing costs	1,586	1,405
Amortization of long-term liabilities	51	83
Share-based compensation expense	6,737	7,141
Depreciation and amortization	30,077	18,450
Gain on sale of rental fleet	(3,643)	(2,495)
Loss on disposal of property, plant and equipment	1,482	359
Deferred income taxes	(13,420)	9,189
Foreign currency transaction loss	2	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	495	(2,609)
Inventories	(750)	55
Deposits and prepaid expenses	(2,926)	(1,856)
Other assets and intangibles	(5)	(11)
Accounts payable	4,820	2,431
Accrued liabilities	(3,717)	(1,467)

Net cash provided by operating activities	70,901	49,285

Cash Flows from Investing Activities:
Proceeds from mobile wood office divestiture, net	84,500	—
Cash paid for businesses acquired, net of cash acquired	(1,200)	(16,260)
Additions to rental fleet, excluding acquisitions	(27,809)	(8,150)
Proceeds from sale of rental fleet	9,375	12,019
Additions to property, plant and equipment, excluding acquisitions	(11,612)	(4,741)
Proceeds from sale of property, plant and equipment	1,677	1,451

Net cash provided by (used in) investing activities	54,931	(15,681)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(74,782)	(19,189)
Deferred financing costs	(113)	—
Principal payments on capital lease obligations	(1,817)	(766)
Issuance of common stock	1,473	2,062
Dividend payments	(16,964)	(15,719)
Purchase of treasury stock	(33,482)	(463)

Net cash used in financing activities	(125,685)	(34,075)

Effect of exchange rate changes on cash	(182)	(217)

Net decrease in cash	(35)	(688)
Cash and cash equivalents at beginning of period	3,739	1,256

Cash and cash equivalents at end of period	$3,704	$568

Supplemental Disclosure of Cash Flow Information:
Equipment acquired through capital lease obligations	$6,467	$7,286
Capital expenditures accrued or payable	9,870	1,404

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini” and the “Company” refer to Mobile Mini, Inc. In December 2014, the Company acquired Gulf Tanks Holdings, Inc. (“GTH”), the parent company of Houston, Texas-based Evergreen Tank Solutions (“ETS”). The transaction, referred to as the “ETS Acquisition,” closed on December 10, 2014. On April 16, 2015, the Company entered into a definitive agreement to sell its wood mobile offices within its North American Portable Storage segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million. Cash received is net of transaction costs, as well as escrow amounts and subject to customary post-closing adjustments. The transaction closed on May 15, 2015, resulting in the divestiture of the Company’s approximately 9,400 wood mobile units on that date.

At June 30, 2015, Mobile Mini has a fleet of portable storage units operating throughout the U.S., Canada and the U.K. The Company has a diversified customer base for its portable storage products, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use the products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, and documents and records. The ETS Acquisition resulted in the addition of a fleet of specialty containment products, including liquid and solid containment units rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers. The operating results of ETS are included in the three- and six-month periods ended June 30, 2015.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc., all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain amounts in the consolidated statements of operations for the three months ended March 31, 2015, which is included in the year-to-date period ended June 30, 2015, have been reclassified to conform to the current period presentation. The reclassifications have no effect on total revenues, loss from operations, net loss or net loss per common share. For the previously reported three-month period ended March 31, 2015, the reclassifications resulted in $2.1 million and $1.2 million increases to rental revenues and sales revenues, respectively, with an offsetting decrease to other revenue. For the same period, cost of sales increased $0.9 million, and rental, selling and general expenses decreased by the same amount. These reclassifications are related to the specialty containment business acquired in December 2014; accordingly, there are no corresponding prior period reclassifications.

The revenues reclassified to rental revenues from other revenues consist of ancillary services such as equipment cleaning fees and equipment installation. The items reclassified from other revenues to sales include sales of certain ancillary products. Costs associated with these sales have also been reclassified to cost of sales from rental, selling and general expenses. The Company believes the current presentation better reflects the nature of the underlying financial statement items.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(2) Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for fiscal years beginning after December 15, 2014. The Company has applied this guidance prospectively to transactions occurring after December 31, 2014.

Revenue from Contracts with Customers. In May 2014, FASB issued the accounting standard on revenue from contracts with customers. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time. The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact, if any, of the adoption of the standard to its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet. This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company will apply this guidance prospectively beginning in the fiscal year ended December 31, 2017. The application of this guidance will result in a reclassification of debt financing costs from other assets to a reduction of the specific debt liability, and will not affect the Company’s statement of operations or cash flow. As of June 30, 2015, the Company’s debt financing costs, net of accumulated amortization was $7.2 million.

(3) Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the suggested accounting guidance for the three levels of inputs that may be used to measure fair value:

Level 1 —	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 —	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2015 and December 31, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at June 30, 2015 and December 31, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy.

The fair value of the Company’s $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution which is considered a Level 2 input in the fair value hierarchy, as there is not an active market for these notes.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Carrying value	$200,000	$200,000
Fair value	210,250	206,000

(4) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated under the treasury stock method. Potential common shares included nonvested share-awards, which are subject to risk of forfeiture, and incremental shares of common stock issuable upon the exercise of stock options.

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income (loss)	$9,416	$9,263	$(17,910)	$16,703
Basic EPS Denominator:
Common shares outstanding beginning of period	45,450	46,229	45,814	46,084
Weighted shares (repurchased) issued during the period	(212)	6	(454)	108

Total weighted average shares outstanding	45,238	46,235	45,360	46,192

Diluted EPS Denominator:
Common shares outstanding beginning of period	45,450	46,229	45,814	46,084
Net weighted shares (repurchased) issued during the period	(212)	6	(454)	108
Dilutive effect of stock options and nonvested share awards during the period (1)	654	792	—	740

Total weighted average shares outstanding	45,892	47,027	45,360	46,932

Earnings (loss) per share:
Basic	$0.21	$0.20	$(0.39)	$0.36
Diluted	0.21	0.20	(0.39)	0.36

(1)	Common stock equivalents of approximately 0.6 million were excluded from the calculation of diluted earnings per share for the six-month period ended June 30, 2015 because their inclusion would reduce the net loss per share.

Basic weighted average number of common shares outstanding does not include nonvested share-awards of 0.4 million shares as of June 30, 2015 and 2014.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Stock options	664	277	637	210
Nonvested share-awards	372	—	380	1

Total	1,036	277	1,017	211

(5) Impairment and Divestiture of North American Wood Mobile Offices

Mobile Mini’s business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and ground level offices, resulting in lower margins as compared to other portable storage products, as well as the newly-acquired specialty containment products. During March 2015, the Company entered into discussions regarding the possible sale of Mobile Mini’s wood mobile offices within its North American portable storage segment. The discussions indicated that the fleet might be sold at an amount below carrying value.

Mobile Mini reviews long-lived assets such as rental fleet, property, plant and equipment, and intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. Based upon the events described above, the Company conducted a review for impairment for these particular long-lived assets as of March 31, 2015. The review included assumptions of cash flows considering the likelihood of possible outcomes that existed as of the date of the review, including assigning probabilities to these outcomes. Management estimated fair market value for the wood mobile offices based upon purchase price discussions. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss was recognized.

On April 16, 2015 the Company entered into a definitive agreement to sell its wood mobile offices within its North American portable storage segment for a cash price of $92.0 million, less associated deferred revenue and customer deposits of $6.8 million. The net assets were reclassified to held for sale as of that date. The transaction closed on May 15, 2015 and the Company recorded a net loss.

For the six months ended June 30, 2015, the following amounts were recorded for the impairment and divestiture of the wood mobile office fleet.

(In thousands)
Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,429
Ancillary items in property, plant and equipment	1,201

Impairment loss	$(64,630)

Sale price	$92,000
Book value of divested assets after impairment	92,000
Selling expenses	1,498

Net loss on sale of wood mobile offices	$(1,498)

The Company and the purchaser entered into a transition services agreement whereby the Company agreed to provide direct services such as transportation and maintenance for the wood mobile offices on behalf of the purchaser, as well as house units on our leased properties and provide certain administrative services such as billing and cash collection. The revenue related to this agreement is included in other revenue, and the expenses for providing these services are included in rental, selling and general expenses. Services provided are expected to decrease over the next six months.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(6) Acquisition

In the six months ended June 30, 2015, Mobile Mini completed one acquisition of a portable storage business. This acquisition expanded the Company’s existing operations in the Glasgow, Scotland market. The accompanying consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition. The Company has not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to the Company’s financial position in the aggregate.

The components of the purchase price and net assets acquired during the six months ended June 30, 2015 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$999
Intangible assets:
Customer relationships	57
Non-compete agreements	24
Goodwill	120

Total purchase price	$1,200

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (“FIFO”) method) or market. Market is the lower of replacement cost or net realizable value.

Raw materials principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes, and to a lesser extent, parts used for internal maintenance, and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet.

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$15,044	$14,241
Work-in-process	205	201
Finished portable storage units	2,238	2,294

Inventories	$17,487	$16,736

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

Management periodically reviews depreciable lives and residual values against various factors, including the results of its lenders’ independent appraisal of rental fleet, practices of competitors in comparable industries, profit margins achieved on sales of depreciated units and rental rates obtained on older units. See Note 5 for information regarding the impairment and divestiture of wood mobile offices during 2015.

Appraisals on our portable storage fleet are conducted on a regular basis by an independent appraiser selected by our lenders. Based on the values assigned in the most recent appraisal as of September 30, 2014, our portable storage rental fleet orderly liquidation value was approximately $1.0 billion as of June 30, 2015. In addition, an appraisal of our specialty product fleet was conducted as of December 2014 in conjunction with the ETS Acquisition. Based upon the values assigned in this appraisal, our specialty containment rental fleet orderly liquidation value was approximately $93.6 million as of June 30, 2015. These appraisals were conducted by AccuVal Associates, Incorporated and are used to calculate our available borrowings under our Credit Agreement, as defined in Note 11.

The Company’s depreciation expense related to its rental fleet for the six months ended June 30, 2015 and 2014 was $17.4 million and $10.7 million, respectively. At June 30, 2015 and December 31, 2014, all of the Company’s rental fleet units were pledged as collateral under the Credit Agreement.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at June 30, 2015 and December 31, 2014:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	June 30, 2015	December 31, 2014
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$607,667	$604,547
Steel ground level offices	55%	30	342,530	329,565
Wood mobile offices	50%	20	—	208,529
Other			5,038	5,633

Total			955,235	1,148,274
Accumulated depreciation			(138,135)	(182,437)

Total portable storage fleet, net			$817,100	$965,837

Specialty Containment:
Steel tanks		25	$54,041	$50,843
Roll-off boxes		15 - 20	23,857	19,820
Stainless steel tank trailers		25	24,562	23,283
Vacuum boxes		20	9,456	7,667
De-watering boxes		20	4,943	3,898
Pumps and filtration equipment		7	13,242	11,510
Other			6,583	5,468

Total			136,684	122,489
Accumulated depreciation			(9,166)	(1,270)

Total specialty containment fleet, net			$127,518	$121,219

Total rental fleet, net			$944,618	$1,087,056

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. The Company’s depreciation expense related to property, plant and equipment for the six months ended June 30, 2015 and 2014 was $9.7 million and $7.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Operations. See Note 5 for information regarding the impairment and divestiture of ancillary equipment related to wood mobile offices during 2015.

Property, plant and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	June 30, 2015	December 31, 2014
			(In thousands)
Land			$10,940	$10,920
Vehicles and machinery	0 - 55%	5 - 30	107,219	114,150
Buildings and improvements (1)	0 - 25	3 - 30	20,733	19,365
Office fixtures and equipment	0	3 - 5	37,830	33,942

Property, plant and equipment			176,722	178,377
Accumulated depreciation			(56,198)	(65,202)

Property, plant and equipment, net			$120,524	$113,175

(1)	Improvements made to leased properties are amortized over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(10) Goodwill and Intangibles

For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Estimated fair values of acquired assets is provisional and could change as additional information is received. During the six months ended June 30, 2015, primarily due to further analysis of the assets acquired in the ETS acquisition, the associated goodwill was adjusted upward by $0.9 million.

The following table shows the activity and balances related to goodwill from January 1, 2015 to June 30, 2015:

(In thousands)
Balance at January 1, 2015	$705,608
Acquisition	120
Foreign currency	475
Adjustments	883

Balance at June 30, 2015	$707,086

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed. Customer relationships and certain trade names and trademarks, are amortized using an accelerated method while other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		June 30, 2015			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	11 - 20	$92,134	$(22,961)	$69,173	$91,990	$(20,484)	$71,506
Trade names/trademarks	1 - 5	6,075	(1,329)	4,746	6,065	(919)	5,146
Non-compete agreements	2 - 5	1,795	(253)	1,542	1,772	(78)	1,694
Other	1 - 19	61	(22)	39	61	(22)	39

Total		$100,065	$(24,565)	$75,500	$99,888	$(21,503)	$78,385

Amortization expense for amortizable intangibles was approximately $3.0 million and $0.6 million for the six-month periods ended June 30, 2015 and 2014, respectively. Based on the carrying value at June 30, 2015, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2015 (remaining)	$2,898
2016	5,944
2017	5,927
2018	5,975
2019	6,012
Thereafter	48,744

Total	$75,500

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of June 30, 2015, the applicable margins are 2.0% for LIBOR loans and 1.0% for base rate loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $250.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $100.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of June 30, 2015, and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

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

(13) Share-based Compensation

The Company has historically awarded stock options and nonvested share-awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value. Stock option plans are approved by the Company’s stockholders and administered by the compensation committee of the board of directors (“Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other share-based awards. Participants may be granted any one of the equity awards or any combination. The Company does not award stock options with an exercise price below the market price of the underlying securities on the date of award. As of June 30, 2015, 2.5 million shares remain available for future grants. Generally stock options have contractual terms of ten years.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table summarizes the Company’s share-based compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,615	$2,977	$5,865	$7,141
Restructuring expenses	872	—	872	—

Total share-based compensation	$3,487	$2,977	$6,737	$7,141

As of June 30, 2015, total unrecognized compensation cost related to stock option awards was approximately $7.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of June 30, 2015, the unrecognized compensation cost related to nonvested share-awards was approximately $8.4 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model which requires the input of assumptions. Management estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on the Company’s historical data. The following are the key assumptions used for options granted during the six-month periods ended June 30:

	2015	2014

Risk-free interest rate	1.3% - 1.5%	1.5% - 1.7%
Expected life of the options (years)	5	5
Expected stock price volatility	35.6% - 35.7%	37.1 - 38.4%
Expected dividend rate	1.8% - 2.0%	1.5% - 1.6%

The following table summarizes stock option activity for the six months ended June 30, 2015 (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,649	$32.33
Granted	363	42.80
Canceled/Expired	(25)	45.40
Exercised	(50)	29.18

Options outstanding, end of period	2,937	33.56

A summary of stock options outstanding as of June 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,937	$33.56	7.84	$26,570
Vested and expected to vest	2,850	33.36	7.80	26,316
Exercisable	1,651	31.15	7.40	18,477

The aggregate intrinsic value of options exercised during the six months ended June 30, 2015, was approximately $0.6 million and the weighted average fair value of stock options granted was $8.42.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Nonvested share-awards. The fair value of nonvested share-awards is estimated as the closing price of Mobile Mini’s common stock on the date of grant. A summary of nonvested share-awards activity for the six months ended June 30, 2015 is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	343	$27.99
Awarded	82	37.22
Released	(52)	33.90
Forfeited	(16)	23.77

Nonvested at end of period	357	29.44

The total fair value of nonvested share-awards that vested during the six months ended June 30, 2015 was $1.8 million.

(14) Restructuring Costs

The Company has undergone restructuring actions to align its business operations. These activities materially change the scope of the business or the manner in which the business is conducted. In 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company also aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate the closure of the Company’s Belfast, North Ireland location as well as the transition of key leadership positions. The accrued restructuring obligations as of June 30, 2015 were related to the Company’s operations in North America.

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the year ended December 31, 2014 and the six-month period ended June 30, 2015.

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2014	$613	$1,063	$—	$1,676
Restructuring expense	1,826	318	1,398	3,542
Settlement of obligations	(1,998)	(705)	(1,398)	(4,101)

Accrued obligations as of December 31, 2014	441	676	—	1,117
Restructuring expense	2,874	38	15	2,927
Settlement of obligations	(2,289)	(129)	(9)	(2,427)

Accrued obligations as of June 30, 2015	$1,026	$585	$6	$1,617

The majority of accrued obligations are expected to be paid out through the year 2015 or early 2016, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Severance and benefits	$2,410	$299	$2,874	$639
Lease abandonment costs	19	179	38	318
Other costs	15	1,253	15	1,359

Restructuring expenses	$2,444	$1,731	$2,927	$2,316

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(16) Stockholders’ Equity

Dividends

On January 21, 2015 and April 29, 2015, the Board authorized and declared a cash dividend to all the Company’s common stockholders of $0.187 per share of common stock. These dividends were paid on March 19, 2015 and June 3, 2015, respectively, to all stockholders of record as of the close of business on March 5, 2015 and May 20, 2015. Each future quarterly dividend payment is subject to review and approval by the Board. In addition, the Company’s Credit Agreement contains restrictions on the declaration and payment of dividends.

Treasury stock

On November 6, 2013, the Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased, and on April 17, 2015 authorized an additional $50.0 million for the repurchase program, for a total of $175.0 million. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. All shares repurchased are held in treasury.

During the six months ended June 30, 2015, the Company purchased approximately 0.9 million shares of its common stock at a cost of $33.1 million under the authorized share repurchase program, and approximately $117.0 million is available for repurchase as of June 30, 2015. In addition, the Company withheld approximately 10,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

(17) Segment Reporting

Prior to the ETS Acquisition, the Company’s operations were comprised of two reportable segments: North America and the U.K., both of which offer portable storage solutions. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. As a result of the ETS Acquisition, the Company established a new specialty containment reporting segment. Operations related to ETS are included in Mobile Mini’s consolidated results for the six months ended June 30, 2015. The results for each segment are reviewed discretely by senior management.

All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in foreign markets where the Company rents and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods ended June 30, 2015 and 2014.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended June 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$74,200	$20,836	$95,036	$25,209	$120,245
Sales	5,042	1,058	6,100	2,099	8,199
Other	1,726	103	1,829	15	1,844

Total revenues	80,968	21,997	102,965	27,323	130,288

Costs and expenses:
Rental, selling and general expenses	53,562	13,452	67,014	16,090	83,104
Cost of sales	3,136	852	3,988	1,412	5,400
Restructuring expenses	1,470	—	1,470	974	2,444
Asset impairment charge and loss on divestiture, net	1,402	—	1,402	—	1,402
Depreciation and amortization	6,530	1,642	8,172	6,366	14,538

Total costs and expenses	66,100	15,946	82,046	24,842	106,888

Income from operations	$14,868	$6,051	$20,919	$2,481	$23,400

Interest expense, net of interest income	$6,053	$224	$6,277	$2,690	$8,967
Income tax provision (benefit)	3,809	1,295	5,104	(89)	5,015

	For the Three Months Ended June 30, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$78,013	$20,028	$98,041	$—	$98,041
Sales	6,910	1,072	7,982	—	7,982
Other	405	105	510	—	510

Total revenues	85,328	21,205	106,533	—	106,533

Costs and expenses:
Rental, selling and general expenses	53,976	14,173	68,149	—	68,149
Cost of sales	4,620	759	5,379	—	5,379
Restructuring expenses	305	1,426	1,731	—	1,731
Asset impairment charge, net	274	—	274	—	274
Depreciation and amortization	7,582	1,723	9,305	—	9,305

Total costs and expenses	66,757	18,081	84,838	—	84,838

Income from operations	$18,571	$3,124	$21,695	$—	$21,695

Interest expense, net of interest income	$6,870	$227	$7,097	$—	$7,097
Income tax provision	4,609	726	5,335	—	5,335

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the six-month periods ended June 30, 2015 and 2014.

	For the Six Months Ended June 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$153,184	$40,856	$194,040	$49,322	$243,362
Sales	10,025	2,037	12,062	4,109	16,171
Other	3,165	193	3,358	26	3,384

Total revenues	166,374	43,086	209,460	53,457	262,917

Costs and expenses:
Rental, selling and general expenses	107,142	27,104	134,246	31,904	166,150
Cost of sales	6,258	1,594	7,852	2,681	10,533
Restructuring expenses	1,687	—	1,687	1,240	2,927
Asset impairment charge and loss on divestiture, net	66,128	—	66,128	—	66,128
Depreciation and amortization	14,420	3,218	17,638	12,439	30,077

Total costs and expenses	195,635	31,916	227,551	48,264	275,815

(Loss) income from operations	$(29,261)	$11,170	$(18,091)	$5,193	$(12,898)

Interest expense, net of interest income	$12,201	$442	$12,643	$5,383	$18,026
Income tax (benefit) provision	(15,189)	2,254	(12,935)	(81)	(13,016)

	For the Six Months Ended June 30, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$153,496	$38,625	$192,121	$—	$192,121
Sales	13,488	2,360	15,848	—	15,848
Other	759	209	968	—	968

Total revenues	167,743	41,194	208,937	—	208,937

Costs and expenses:
Rental, selling and general expenses	108,683	27,822	136,505	—	136,505
Cost of sales	9,210	1,722	10,932	—	10,932
Restructuring expenses	702	1,614	2,316	—	2,316
Asset impairment charge, net	433	124	557	—	557
Depreciation and amortization	15,000	3,450	18,450	—	18,450

Total costs and expenses	134,028	34,732	168,760	—	168,760

Income from operations	$33,715	$6,462	$40,177	$—	$40,177

Interest expense, net of interest income	$13,617	$467	$14,084	$—	$14,084
Income tax provision	7,908	1,481	9,389	—	9,389

The above schedules include revenues in the U.S. of $107.2 million and $83.8 million for the three-month periods ended June 30, 2015 and 2014, respectively, and revenues in the U.S. of $217.6 million and $165.0 million for the six-month periods ended June 30, 2015 and 2014, respectively

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of June 30, 2015:
Goodwill	$458,937	$65,298	$524,235	$182,851	$707,086
Intangibles	1,716	564	2,280	73,220	75,500
Rental Fleet	664,131	152,969	817,100	127,518	944,618
Property Plant and Equipment	90,298	16,247	106,545	13,979	120,524

As of December 31, 2014:
Goodwill	$459,234	$64,402	$523,636	$181,972	$705,608
Intangibles	2,119	651	2,770	75,615	78,385
Rental Fleet	825,158	140,679	965,837	121,219	1,087,056
Property Plant and Equipment	82,514	16,488	99,002	14,173	113,175

The above schedule includes assets in the U.S. of $1.6 billion and $1.7 billion as of June 30, 2015 and December 31, 2014, respectively.

(18) Subsequent Events

Declaration of quarterly dividend

On July 21, 2015, the Company’s Board authorized and declared a quarterly dividend to all the Company’s common stockholders of $0.187 per share of common stock, payable on September 2, 2015 to all stockholders of record as of the close of business on August 19, 2015.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,535	$1,169	$—	$3,704
Receivables, net	58,258	20,007	—	78,265
Inventories	16,287	1,200	—	17,487
Rental fleet, net	780,800	163,818	—	944,618
Property, plant and equipment, net	103,303	17,221	—	120,524
Deposits and prepaid expenses	8,683	3,406	—	12,089
Deferred financing costs, net and other assets	7,919	—	—	7,919
Intangibles, net	74,853	647	—	75,500
Goodwill	636,835	70,251	—	707,086
Intercompany receivables	144,053	33,905	(177,958)	—

Total assets	$1,833,526	$311,624	$(177,958)	$1,967,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$25,355	$9,649	$—	$35,004
Accrued liabilities	50,204	7,453	—	57,657
Lines of credit	625,750	4,987	—	630,737
Obligations under capital leases	29,408	131	—	29,539
Senior Notes	200,000	—	—	200,000
Deferred income taxes	199,389	19,837	—	219,226
Intercompany payables	—	67	(67)	—

Total liabilities	1,130,106	42,124	(67)	1,172,163

Commitments and contingencies
Stockholders’ equity:
Common stock	491	18,388	(18,388)	491
Additional paid-in capital	577,291	160,347	(160,347)	577,291
Retained earnings	224,796	119,896	844	345,536
Accumulated other comprehensive loss	—	(29,131)	—	(29,131)
Treasury stock, at cost	(99,158)	—	—	(99,158)

Total stockholders’ equity	703,420	269,500	(177,891)	795,029

Total liabilities and stockholders’ equity	$1,833,526	$311,624	$(177,958)	$1,967,192

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$98,354	$21,891	$—	$120,245
Sales	7,078	1,121	—	8,199
Other	1,739	105	—	1,844

Total revenues	107,171	23,117	—	130,288

Costs and expenses:
Rental, selling and general expenses	68,873	14,231	—	83,104
Cost of sales	4,506	894	—	5,400
Restructuring expenses	2,444	—	—	2,444
Asset impairment charge and loss on divestiture, net	1,384	18	—	1,402
Depreciation and amortization	12,785	1,753	—	14,538

Total costs and expenses	89,992	16,896	—	106,888

Income from operations	17,179	6,221	—	23,400
Other income (expense):
Interest income	2,661	—	(2,661)	—
Interest expense	(11,245)	(383)	2,661	(8,967)
Foreign currency exchange	—	(2)	—	(2)

Income before income tax provision	8,595	5,836	—	14,431
Income tax provision	3,720	1,295	—	5,015

Net income	$4,875	$4,541	$—	$9,416

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$4,875	$4,541	$—	$9,416
Foreign currency translation adjustment	—	12,516	—	12,516

Comprehensive income	$4,875	$17,057	$—	$21,932

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$76,613	$21,428	$—	$98,041
Sales	6,807	1,175	—	7,982
Other	403	107	—	510

Total revenues	83,823	22,710	—	106,533

Costs and expenses:
Rental, selling and general expenses	52,904	15,245	—	68,149
Cost of sales	4,548	831	—	5,379
Restructuring expenses	305	1,426	—	1,731
Asset impairment charge, net	280	(6)	—	274
Depreciation and amortization	7,443	1,862	—	9,305

Total costs and expenses	65,480	19,358	—	84,838

Income from operations	18,343	3,352	—	21,695
Other income (expense):
Interest income	21	—	(21)	—
Interest expense	(6,719)	(399)	21	(7,097)
Foreign currency exchange	—	—	—	—

Income before income tax provision	11,645	2,953	—	14,598
Income tax provision	4,609	726	—	5,335

Net income	$7,036	$2,227	$—	$9,263

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$7,036	$2,227	$—	$9,263
Foreign currency translation adjustment	—	6,086	—	6,086

Comprehensive income	$7,036	$8,313	$—	$15,349

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$200,461	$42,901	$—	$243,362
Sales	13,995	2,176	—	16,171
Other	3,189	195	—	3,384

Total revenues	217,645	45,272	—	262,917

Costs and expenses:
Rental, selling and general expenses	137,547	28,603	—	166,150
Cost of sales	8,843	1,690	—	10,533
Restructuring expenses	2,927	—	—	2,927
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Depreciation and amortization	26,633	3,444	—	30,077

Total costs and expenses	242,060	33,755	—	275,815

(Loss) income from operations	(24,415)	11,517	—	(12,898)
Other income (expense):
Interest income	5,323	—	(5,323)	—
Interest expense	(22,588)	(761)	5,323	(18,026)
Foreign currency exchange	—	(2)	—	(2)

(Loss) income before income tax (benefit) provision	(41,680)	10,754	—	(30,926)
Income tax (benefit) provision	(15,271)	2,255	—	(13,016)

Net (loss) income	$(26,409)	$8,499	$—	$(17,910)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(26,409)	$8,499	$—	$(17,910)
Foreign currency translation adjustment	—	739		739

Comprehensive (loss) income	$(26,409)	$9,238	$—	$(17,171)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$150,881	$41,240	$—	$192,121
Sales	13,334	2,514	—	15,848
Other	754	214	—	968

Total revenues	164,969	43,968	—	208,937

Costs and expenses:
Rental, selling and general expenses	106,612	29,893	—	136,505
Cost of sales	9,100	1,832	—	10,932
Restructuring expenses	702	1,614	—	2,316
Asset impairment charge, net	416	141	—	557
Depreciation and amortization	14,720	3,730	—	18,450

Total costs and expenses	131,550	37,210	—	168,760

Income from operations	33,419	6,758	—	40,177
Other income (expense):
Interest income	51	—	(51)	—
Interest expense	(13,318)	(817)	51	(14,084)
Foreign currency exchange	—	(1)	—	(1)

Income before income tax provision	20,152	5,940	—	26,092
Income tax provision	7,908	1,481	—	9,389

Net income	$12,244	$4,459	$—	$16,703

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$12,244	$4,459	$—	$16,703
Foreign currency translation adjustment	—	7,266	—	7,266

Comprehensive income	$12,244	$11,725	$—	$23,969

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(26,409)	$8,499	$—	$(17,910)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Provision for doubtful accounts	1,527	367	—	1,894
Amortization of deferred financing costs	1,557	29	—	1,586
Amortization of long-term liabilities	50	1	—	51
Share-based compensation expense	6,548	189	—	6,737
Depreciation and amortization	26,633	3,444	—	30,077
Gain on sale of rental fleet units	(3,417)	(226)	—	(3,643)
Loss on disposal of property, plant and equipment	1,132	350	—	1,482
Deferred income taxes	(15,674)	2,254	—	(13,420)
Foreign currency loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,659	(1,164)	—	495
Inventories	(915)	165	—	(750)
Deposits and prepaid expenses	(783)	(2,143)	—	(2,926)
Other assets and intangibles	(5)	—	—	(5)
Accounts payable	5,217	(397)	—	4,820
Accrued liabilities	(3,484)	(233)	—	(3,717)
Intercompany	835	(736)	(99)	—

Net cash provided by operating activities	60,581	10,419	(99)	70,901

Cash Flows from Investing Activities:
Proceeds from mobile wood office divestiture	84,473	27	—	84,500
Cash paid for businesses, net of cash acquired	—	(1,200)	—	(1,200)
Additions to rental fleet	(17,749)	(10,060)	—	(27,809)
Proceeds from sale of rental fleet units	8,243	1,132	—	9,375
Additions to property, plant and equipment	(9,957)	(1,655)	—	(11,612)
Proceeds from sale of property, plant and equipment	1,228	449	—	1,677

Net cash provided by (used in) investing activities	66,238	(11,307)	—	54,931

Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	(76,385)	1,504	99	(74,782)
Deferred financing costs	(113)	—	—	(113)
Principal payments on capital lease obligations	(1,790)	(27)	—	(1,817)
Issuance of common stock	1,473	—	—	1,473
Dividend payments	(16,964)	—	—	(16,964)
Purchase of treasury stock	(33,482)	—	—	(33,482)

Net cash (used in) provided by financing activities	(127,261)	1,477	99	(125,685)

Effect of exchange rate changes on cash	—	(182)	—	(182)

Net (decrease) increase in cash	(442)	407	—	(35)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739

Cash and cash equivalents at end of period	$2,535	$1,169	$—	$3,704

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$12,244	$4,459	$—	$16,703
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	1,102	247	—	1,349
Amortization of deferred financing costs	1,375	30	—	1,405
Amortization of long-term liabilities	81	2	—	83
Share-based compensation expense	6,767	374	—	7,141
Depreciation and amortization	14,720	3,730	—	18,450
Gain on sale of rental fleet units	(3,237)	742	—	(2,495)
Loss on disposal of property, plant and equipment	199	160	—	359
Deferred income taxes	7,728	1,461	—	9,189
Foreign currency loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(1,114)	(1,495)	—	(2,609)
Inventories	232	(177)	—	55
Deposits and prepaid expenses	(1,609)	(247)	—	(1,856)
Other assets and intangibles	19	(30)	—	(11)
Accounts payable	879	1,552	—	2,431
Accrued liabilities	(1,601)	134	—	(1,467)
Intercompany	2,290	(2,290)	—	—

Net cash provided by operating activities	40,491	8,794	—	49,285

Cash Flows from Investing Activities:
Cash paid for businesses, net of cash acquired	(16,260)	—	—	(16,260)
Additions to rental fleet	(4,871)	(3,279)	—	(8,150)
Proceeds from sale of rental fleet units	9,717	2,302	—	12,019
Additions to property, plant and equipment	(3,891)	(850)	—	(4,741)
Proceeds from sale of property, plant and equipment	1,145	306	—	1,451

Net cash used in investing activities	(14,160)	(1,521)	—	(15,681)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(10,821)	(8,368)	—	(19,189)
Principal payments on capital lease obligations	(766)	—	—	(766)
Issuance of common stock	2,062	—	—	2,062
Dividend payments	(15,719)	—	—	(15,719)
Purchase of treasury stock	(463)	—	—	(463)

Net cash used in financing activities	(25,707)	(8,368)	—	(34,075)

Effect of exchange rate changes on cash	—	(217)	—	(217)

Net increase (decrease) in cash	624	(1,312)	—	(688)
Cash and cash equivalents at beginning of period	(190)	1,446	—	1,256

Cash and cash equivalents at end of period	$434	$134	$—	$568

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

Overview

Executive Summary

We are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S. We are committed to providing our customers with superior service and access to a high-quality and diverse fleet. In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 92.6% of our total revenues for the six months ended June 30, 2015. We believe this strategy maximizes our assets which have long useful lives, relatively low maintenance costs and provide highly attractive and predictable recurring revenue. We also sell new and used units, and provide delivery, installation and other ancillary products and value-added services.

On December 10, 2014 we completed the acquisition of Evergreen Tank Solutions, which we refer to as the ETS Acquisition. ETS is the third largest provider of specialty containment solutions in the U.S. and the leading provider in the Gulf Coast region. ETS will continue to operate as a separate subsidiary of ours under the ETS name (as will its subsidiary Water Movers), and its operations are included in our results of operations for the six months ended June 30, 2015.

On May 15, 2015, we completed the divestiture of our North American wood mobile office fleet. Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to other portable storage products, as well as the newly-acquired specialty containment products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American Portable Storage segment. The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss of was recorded in the quarter ended March 31, 2015. In the quarter ended June 30, 2015, a sale of these assets was completed and a loss on sale of was recorded. The total impairment and loss on the divestiture of the wood mobile offices was $66.1 million during the six-month period ended June 30, 2015. See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 5 to the accompanying condensed consolidated financial statements.

As of June 30, 2015, we operate our portable storage business from 134 locations throughout North America and in the U.K., and have a portable storage fleet of approximately 204,200 units. Our recently acquired specialty containment business serves customers through 23 locations with a fleet of approximately 11,100 units.

Business Environment and Outlook. Excluding the divested wood mobile assets, approximately 61% of our revenue during the twelve-month period ended June 30, 2015 was derived from our North American portable storage business, 18% was derived from our UK portable storage business and 21% was derived from our specialty containment business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products. In particular, construction, which represents approximately 40% of our consolidated rental revenue is forecasted for continued growth for the next several years. While only 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas is forecasted to continue to remain challenged in the near term.

Accounting and Operating Overview

Our principal operating revenues and expenses are:

Revenues:

•	Rental revenues include all rent and ancillary revenues we receive for our rental fleet.

•	Sales revenues consists primarily of sales of new and used portable storage products, used specialty containment fleet, and to a lesser extent, parts and supplies sold to specialty containment customers.

Costs and expenses:

•	Rental, selling and general expenses include, among other expenses, payroll and payroll-related costs including share-based compensation and commissions for our sales team, fleet transportation and fuel costs, repair and maintenance costs for our rental fleet and transportation equipment, real estate lease expense, insurance costs, and general corporate expenses.

•	Cost of sales is the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture portable storage units and other structures. To a lesser extent cost of sales includes parts and supplies sold to specialty containment customers.

•	Depreciation and amortization includes depreciation on our rental fleet, our property, plant and equipment, and amortization of definite-lived intangible assets.

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

The table below outlines the composition of our portable storage rental fleet at June 30, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$607,667	173,426	85%
Steel ground level offices	342,530	28,850	14
Other	5,038	1,942	1

Portable storage rental fleet	955,235	204,218	100%

Accumulated depreciation	(138,135)

Portable storage rental fleet, net	$817,100

The tables below outline the composition of our specialty containment rental fleet at June 30, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$54,041	2,896	26%
Roll-off boxes	23,857	4,892	44
Stainless steel tank trailers	24,562	595	5
Vacuum boxes	9,456	1,099	10
Dewatering boxes	4,943	640	6
Pumps and filtration equipment	13,242	973	9
Other	6,583	n/a

Specialty containment rental fleet	136,684	11,095	100%

Accumulated depreciation	(9,166)

Specialty containment rental fleet, net	$127,518

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

Reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss)	$9,416	$9,263	$(17,910)	$16,703
Interest expense	8,967	7,097	18,026	14,084
Income tax provision (benefit)	5,015	5,335	(13,016)	9,389
Depreciation and amortization	14,538	9,305	30,077	18,450

EBITDA	37,936	31,000	17,177	58,626
Share-based compensation expense (1)	2,615	2,977	5,865	7,141
Restructuring expenses (2)	2,444	1,731	2,927	2,316
Acquisition-related expenses (3)	993	33	1,995	39
Impairment and divestiture-related revenues and expenses, net (4)	1,652	274	66,378	557
Sales tax refund and proposed unclaimed property settlement	642	—	(534)	—

Adjusted EBITDA	$46,282	$36,015	$93,808	$68,679

EBITDA margin	29.1%	29.1%	6.5%	28.1%
Adjusted EBITDA margin (6)	35.9	33.8	36.0	32.9

Reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
EBITDA	$37,936	$31,000	$17,177	$58,626
Interest paid	(11,715)	(10,131)	(15,905)	(12,291)
Income and franchise taxes paid	(1,420)	(689)	(1,693)	(778)
Share-based compensation expense, including restructuring expense (1)	3,487	2,977	6,737	7,141
Asset impairment charge and loss on divestiture, net	1,402	274	66,128	557
Gain on sale of rental fleet	(1,671)	(784)	(3,643)	(2,495)
Loss on disposal of property, plant and equipment	1,147	287	1,482	359
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,856	(2,585)	2,389	(1,260)
Inventories	(907)	(173)	(750)	55
Deposits and prepaid expenses	(3,372)	(580)	(2,926)	(1,856)
Other assets and intangibles	(14)	(6)	(5)	(11)
Accounts payable and accrued liabilities	5,700	2,883	1,910	1,238

Net cash provided by operating activities	$32,429	$22,473	$70,901	$49,285

(1)	Share-based compensation, a portion of which is included in restructuring expenses, represents non-cash compensation expense associated with the granting of equity instruments. For more information see Note 13 to the accompanying condensed consolidated financial statements.
(2)	The Company has undergone restructuring actions to align its business operations. These activities materially change the scope of the business or the manner in which the business is conducted. For more information see Note 14 to the accompanying condensed consolidated financial statements.
(3)	Incremental costs associated with acquisitions.
(4)	In 2015, impairment and divestiture-related revenues and expenses, net include the following: asset impairment charge and loss on divestiture, net, of $1.4 million and $66.1 million for the three and six-month periods, respectively. In both the three- and six-month periods, this adjustment includes $1.5 million of transition services revenue, and $1.7 million of operating expenses associated with the transition of the wood mobile offices, including expenses related to wood mobile offices on our leased properties. In 2014, the asset impairment costs represent the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013. For more information about the wood mobile office divestiture, see Note 5 to the accompanying condensed consolidated financial statements.

(5)	Revenue of $1.2 million associated with a sales tax refund recorded in the first quarter, partially offset by $0.6 million in expenses related to the proposed settlement of an outstanding unclaimed property liability with the state of Delaware in the second quarter. These transactions are not indicative of our ongoing business activity.
(6)	Revenue discussed above of $1.2 million associated with a sales tax refund recorded in the first quarter and $1.5 million of transition service revenues recorded in the second quarter were excluded in the calculation of the adjusted EBITDA margin.

Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, minus or plus, net cash used in or provided by investing activities, excluding acquisitions and certain transactions, including the cash received related to the divestiture of the wood mobile office fleet. Free cash flow is a non-GAAP financial measure and is not intended to replace net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP. We present free cash flow because we believe it provides useful information regarding our liquidity and ability to meet our short-term obligations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in our existing business, debt service obligations, payment of authorized quarterly dividends, repurchase of our common stock and strategic small acquisitions.

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net cash provided by operating activities	$32,429	$22,473	$70,901	$49,285
Additions to rental fleet, excluding acquisitions	(17,329)	(4,072)	(27,809)	(8,150)
Proceeds from sale of rental fleet units	4,533	6,392	9,375	12,019
Additions to property, plant and equipment, excluding acquisitions	(7,371)	(2,113)	(11,612)	(4,741)
Proceeds from sale of property, plant and equipment	1,070	543	1,677	1,451

Net capital (expenditures) proceeds	(19,097)	750	(28,369)	579

Free cash flow	$13,332	$23,223	$42,532	$49,864

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Percent of Revenue Three Months Ended June 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
Revenues:
Rental	$120,245	$98,041	92.3%	92.0%	$22,204	22.6%
Sales	8,199	7,982	6.3	7.5	217	2.7
Other	1,844	510	1.4	0.5	1,334	261.6

Total revenues	130,288	106,533	100.0	100.0	23,755	22.3

Costs and expenses:
Rental, selling and general expenses	83,104	68,149	63.8	64.0	14,955	21.9
Cost of sales	5,400	5,379	4.1	5.0	21	0.4
Restructuring expenses	2,444	1,731	1.9	1.6	713	41.2
Asset impairment charge and loss on divestiture, net	1,402	274	1.1	0.3	1,128	n/a
Depreciation and amortization	14,538	9,305	11.2	8.7	5,233	56.2

Total costs and expenses	106,888	84,838	82.0	79.6	22,050	26.0

Income from operations	23,400	21,695	18.0	20.4	1,705	7.9
Other income (expense):
Interest expense	(8,967)	(7,097)	(6.9)	(6.7)	(1,870)	26.3
Foreign currency exchange	(2)	—	—	—	(2)

Income before income tax provision	14,431	14,598	11.1	13.7	(167)
Income tax provision	5,015	5,335	3.8	5.0	(320)

Net income	$9,416	$9,263	7.2%	8.7%	$153

	Three Months Ended June 30,		Percent of Revenue Three Months Ended June 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
EBITDA	$37,936	$31,000	29.1%	29.1%	$6,936	22.4%
Adjusted EBITDA (1)	46,282	36,015	35.9	33.8	10,267	28.5
Free Cash Flow	13,332	23,223	10.2	21.8	(9,891)	(42.6)

(1)	The calculation of adjusted EBITDA as a percentage of revenue for the 2015 periods includes a reduction to revenues related to transactions not indicative of our ongoing business. See “Non-GAAP Data and Reconciliations” earlier in this report.

Revenues. The following table depicts revenue by type of business for the three-month periods ended June 30:

	Three Months Ended June 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Revenues:
Rental	$95,036	$98,041	$(3,005)	(3.1)%	$25,209
Sales	6,100	7,982	(1,882)	(23.6)	2,099
Other	1,829	510	1,319	258.6	15

Total revenues	$102,965	$106,533	$(3,568)	(3.3)	$27,323

Total revenues for the quarter ended June 30, 2015 increased $23.8 million, or 22.3%, to $130.3 million, compared to $106.5 million for the same period in 2014. The increase is due to $27.3 million related to the acquired specialty containment business, partially offset by a $3.6 million decrease in portable storage revenues. Rental revenues as a percentage of total revenues was 92.3%, compared to 92.0% in the prior-year quarter. Rental revenues for the quarter ended June 30, 2015 increased $22.2 million, or 22.6%, to $120.2 million, compared to $98.0 million for the same period in 2014. Specialty containment rental revenue of $25.2 million was partially offset by a decrease of $3.0 million in portable storage rental revenues, from $98.0 million to $95.0 million.

The decrease of revenues within the portable storage business is a result of the wood mobile office divestiture discussed previously. In the second quarter of 2015, the divested business contributed approximately $5.1 million of rental revenue, as compared to $10.9 million of rental revenue in the second quarter of 2014.

Rental revenue related to the remaining portable storage business increased approximately $2.8 million, or 3.2%, driven by a 5.1% increase in rental rates. The increased rate was partially offset by unfavorable currency translation rates in the current year, as compared to the prior year. Adjusted for the change in currency translation rates and excluding the divested assets, rental revenue increased approximately 5.5%. Excluding North American wood mobile offices and adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 4.8% as compared to the prior-year quarter.

Portable storage sales revenue for the quarter ended June 30, 2015 decreased $1.9 million, or 23.6%, to $6.1 million, compared to $8.0 million in the same period in 2014. Revenue from specialty containment sales was $2.1 million for the quarter ended June 30, 2015. We focus on rental revenues; as such, in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended June 30:

	Three Months Ended June 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Costs and Expenses
Rental, selling and general expenses	$67,014	$68,149	$(1,135)	(1.7)%	$16,090
Cost of sales	3,988	5,379	(1,391)	(25.9)	1,412
Restructuring expenses	1,470	1,731	(261)	(15.1)	974
Asset impairment charge and loss on divestiture, net	1,402	274	1,128	n/a	—
Depreciation and amortization	8,172	9,305	(1,133)	(12.2)	6,366

Total costs and expenses	$82,046	$84,838	$(2,792)	(3.3)	$24,842

Within the portable storage business, rental, selling and general expenses decreased $1.1 million, or 1.7%. As a percentage of total portable storage revenue, rental, selling and general expenses increased to 65.1% in the current quarter, from 64.0% in the three months ended June 30, 2014. Excluding the $1.5 million of revenue and $1.7 million of expense associated with the transition services agreement, $1.0 million of acquisition-related expenses and $0.6 million related to a proposed unclaimed property settlement, rental, selling and general expenses were 62.7% of total portable storage revenues.

Within the portable storage business, fleet freight and fuel decreased $1.5 million, and fleet repairs and maintenance decreased $1.8 million, due to the focus in the prior year on bringing our fleet to rent-ready condition and positioning the fleet in areas where the utilization is the highest. Maintaining and positioning our fleet remained a focus in the quarter ended June 30, 2015, however the expense is approaching normal levels. Repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.5%, compared to 7.1% in the prior-year quarter.

Also within the portable storage business, payroll-related expenses increased approximately $0.9 million. Other increases include $1.0 million of acquisition-related expenses and $0.6 million related to a proposed unclaimed property settlement, as well as an increase in professional fees and service contracts, including technology upgrades. Specialty containment rental, selling and general expense was $16.1 million for the quarter ended June 30, 2015, or 58.9% of total specialty containment revenues.

In the quarter ended June 30, 2015, rental, selling and general expenses included approximately $1.7 million in expenses incurred to provide transition services related to the divestiture of our wood mobile offices. This expense includes direct expenses to transport and maintain the assets on behalf of the purchaser, as well as expenses incurred related to wood mobile offices on our leased properties and certain administrative expenses such as billing and revenue collection.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $4.0 million and $5.4 million in the quarters ended June 30, 2015 and 2014, respectively. Portable storage sales revenue, less cost of sales (sales profit), was $2.1 million and $2.6 million for the three-month periods ended June 30, 2015 and 2014, respectively. Sales profit expressed as a percentage of sales revenue (sales profit margin) was 34.6% in the quarter ended June 30, 2015 and 32.6% in the prior-year quarter. Cost of sales related to our specialty containment products was $1.4 million in the quarter ended June 30, 2015. Specialty containment products sales profit and profit margin were $0.7 million and 32.7% in the quarter ended June 30, 2015.

In 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company also aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate to the transition of key leadership positions, as well as the closure of our Belfast, North Ireland location.

We expect the restructuring costs associated with the projects noted above to continue throughout the remainder of 2015 and 2016. In addition, upon the completion of the wood mobile office divestiture, including transition services, we expect further restructuring costs as we consolidate yards and reduce yard space to reduce ongoing costs.

As discussed previously, we recorded a $1.5 million loss on the sale of our wood mobile offices in the quarter ended June 30, 2015. Asset impairment charges, net of recoveries, were $0.3 million for the three months ended June 30, 2014 and relate to a 2013 assessment of the rental fleet resulting in a non-cash impairment charge on long-lived assets.

Depreciation and amortization expense increased $5.2 million for the three months ended June 30, 2015, as compared to the prior-year quarter. Increased depreciation of $6.4 million related to the specialty containment business was partially offset by a decrease of $1.1 million related to the portable storage business. Subsequent to the impairment of the wood mobile office units, no additional depreciation was recognized on these assets.

Adjusted EBITDA. Adjusted EBITDA increased $10.3 million, or 28.5%, to $46.3 million, compared to $36.0 million in the prior-year period. Of this increase, $0.4 million related to our portable storage business and $9.9 million related to our specialty containment business. The reduction in portable storage adjusted EBITDA is a result of the wood mobile office divestiture. Adjusted EBITDA margins were 35.9% and 33.8% for the quarters ended June 30, 2015 and 2014, respectively. Adjusted EBITDA margins for the quarter ended June 30, 2015 were 35.8% for our portable storage business and 36.2% for our specialty containment business.

Interest Expense. Interest expense increased $1.9 million, or 26.3%, to $9.0 million in the second quarter of 2015, compared to the same quarter in the prior year. In December 2014, we borrowed funds under our Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the quarter ended June 30, 2015 was $890.1 million as compared to $506.8 million in the prior-year quarter. The weighted average interest rate on our debt was 3.7% and 5.0% for the three months ended June 30, 2015 and 2014, respectively, excluding the amortizations of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.6% for the three month periods ended June 30, 2015 and 2014, respectively. The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

Provision for income taxes. During the quarter ended June 30, 2015, we had a $5.0 million provision for income taxes, compared to $5.3 million in the prior-year quarter. Our effective income tax rate decreased to 34.8% for three months ended June 30, 2015, compared to 36.5% for the prior-year period. The decrease in the tax rate is primarily due to the increase in profitability of our U.K. operations, which has a lower tax rate, as a percentage of our total pre-tax profit. In addition, we recognized a tax benefit upon divestiture of the wood mobile office fleet.

Net income. As a result of the income statement activity discussed above, we had net income of $9.4 million for the three months ended June 30, 2015, compared to net income of $9.3 million in the prior-year quarter.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		Percent of Revenue Six Months Ended June 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
Revenues:
Rental	$243,362	$192,121	92.6%	92.0%	$51,241	26.7%
Sales	16,171	15,848	6.2	7.6	323	2.0
Other	3,384	968	1.3	0.5	2,416	249.6

Total revenues	262,917	208,937	100.0	100.0	53,980	25.8

Costs and expenses:
Rental, selling and general expenses	166,150	136,505	63.2	65.3	29,645	21.7
Cost of sales	10,533	10,932	4.0	5.2	(399)	(3.6)
Restructuring expenses	2,927	2,316	1.1	1.1	611	26.4
Asset impairment charge and loss on divestiture, net	66,128	557	25.2	0.3	65,571	n/a
Depreciation and amortization	30,077	18,450	11.4	8.8	11,627	63.0

Total costs and expenses	275,815	168,760	104.9	80.8	107,055	63.4

(Loss) income from operations	(12,898)	40,177	(4.9)	19.2	(53,075)	(132.1)
Other income (expense):
Interest expense	(18,026)	(14,084)	(6.9)	(6.7)	(3,942)	28.0
Foreign currency exchange	(2)	(1)	—	—	(1)

(Loss) income before income tax (benefit) provision	(30,926)	26,092	(11.8)	12.5	(57,018)
Income tax (benefit) provision	(13,016)	9,389	(5.0)	4.5	(22,405)

Net (loss) income	$(17,910)	$16,703	(6.8)%	8.0%	$(34,613)

	Six Months Ended June 30,		Percent of Revenue Six Months Ended June 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
EBITDA	$17,177	$58,626	6.5%	28.1%	$(41,449)	(70.7)%
Adjusted EBITDA (1)	93,808	68,679	36.0	32.9	25,129	36.6
Free Cash Flow	42,532	49,864	16.2	23.9	(7,332)	(14.7)

(1)	The calculation of adjusted EBITDA as a percentage of revenue for the 2015 periods includes a reduction to revenues related to transactions not indicative of our ongoing business. See “Non-GAAP Data and Reconciliations” earlier in this report.

Revenues. The following table depicts revenue by type of business for the six-month periods ended June 30:

	Six Months Ended June 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Revenues:
Rental	$194,040	$192,121	$1,919	1.0%	$49,322
Sales	12,062	15,848	(3,786)	(23.9)	4,109
Other	3,358	968	2,390	246.9	26

Total revenues	$209,460	$208,937	$523	0.3	$53,457

Total revenues for the six months ended June 30, 2015 increased $54.0 million, or 25.8%, to $262.9 million, compared to $208.9 million for the same period in 2014. Of this increase, $53.5 million is due to the acquired specialty containment business and $0.5 million is due to portable storage. Rental revenues as a percentage of total revenues was 92.6%, compared to 92.0% in the prior-year period. Rental revenues for the six months ended June 30, 2015 increased $51.2 million, or 26.7%, to $243.4 million, compared to $192.1 million for the same period in 2014. Specialty containment rental revenue accounted for $49.3 million of this increase, while portable storage rental revenue increased $1.9 million to $194.0 million, from $192.1 million in the prior-year quarter.

Revenues within the portable storage business were affected by the wood mobile office divestiture on May 15, 2015, as discussed earlier in this report. In the first six months of 2015, the divested business contributed approximately $15.8 million of rental revenue, as compared to $21.1 million of rental revenue in the first six months of 2014.

The rental revenue related to the remaining portable storage business increased approximately $7.3 million, or 4.3%, driven by a 5.6% increase in rental rates. The increased rate was partially offset by unfavorable currency translation rates in the current year, as compared to the prior year. Adjusted for the change in currency translation rates and excluding the divested assets, rental revenue increased approximately 6.5%. Excluding North American wood mobile offices and adjusted for the effect of unfavorable currency rates, yield (calculated as rental revenues divided by average units on rent) increased approximately 6.1%, as compared to the prior-year period.

Revenue from the sales of portable storage and office units for the six months ended June 30, 2015 decreased $3.8 million, or 23.9%, to $12.1 million, compared to $15.8 million in the same period in 2014. Revenue from specialty containment sales was $4.1 million for the six months ended June 30, 2015. We focus on rental revenues; as such, in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses. The following table depicts costs and expenses by type of business for the six-month periods ended June 30:

	Six Months Ended June 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Costs and Expenses
Rental, selling and general expenses	$134,246	$136,505	$(2,259)	(1.7)%	$31,904
Cost of sales	7,852	10,932	(3,080)	(28.2)	2,681
Restructuring expenses	1,687	2,316	(629)	(27.2)	1,240
Asset impairment charge and loss on divestiture, net	66,128	557	65,571	n/a	—
Depreciation and amortization	17,638	18,450	(812)	(4.4)	12,439

Total costs and expenses	$227,551	$168,760	$58,791	34.8	$48,264

Within the portable storage business, rental, selling and general expenses decreased $2.3 million, or 1.7% and as a percentage of total portable storage revenues decreased to 64.1% from 65.3% for the six months ended June 30, 2015 and 2014, respectively. Excluding $1.5 million of revenue and $1.7 million of expense associated with the transition services agreement, $1.2 million of revenue associated with the receipt of a sales tax refund, $2.0 million of acquisition-related expenses and $0.6 million related to a proposed unclaimed property settlement, rental, selling and general expenses were 62.8% of total portable storage revenues.

Within the portable storage business, fleet freight and fuel decreased $3.4 million and fleet repairs and maintenance decreased $3.6 million due to focus in the prior-year on bringing our fleet to rent-ready condition, and positioning the fleet in areas where the utilization is the highest. Maintaining and positioning our fleet remained a focus in the six-month period ended June 30, 2015, however, the expense is beginning to approach more normal levels. Repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.1%, compared to 7.0% in the prior-year period.

Payroll-related expenses within the portable storage business were consistent with the prior year as increased salaries and wages were offset by decreased share-based compensation expense. Also within the portable storage business, rental, selling and general expenses increases include $2.0 million of acquisition-related expenses, as well as an increase in professional fees, and service contracts, including technology upgrades. Specialty containment rental, selling and general expense was $31.9 million for the six-month period ended June 30, 2015, or 59.7% of total specialty containment revenues.

In the six-month period ended June 30, 2015, rental, selling and general expenses included approximately $1.7 million in expenses incurred to provide transition services related to the divestiture of our wood mobile offices. This expense includes direct expenses to transport and maintain the assets on behalf of the purchaser, as well as expenses related to wood mobile offices on our leased properties, and certain administrative services such as billing and cash collection.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $7.9 million and $10.9 million in the six months ended June 30, 2015 and 2014, respectively. Portable storage sales profit was $4.2 million and $4.9 million for the six-month periods ended June 30, 2015 and 2014, respectively. Sales profit margin was 34.9% in the current-year period and 31.0% in the prior-year period. Cost of sales related to our specialty containment products was $2.7 million in the six-month period ended June 30, 2015. Specialty product sales profit and profit margin were $1.4 million and 34.8%, respectively, for the six-month period ended June 30, 2015.

In 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company also aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate to the transition of key leadership positions, as well as the closure of our Belfast, North Ireland location.

As discussed previously in this report, during the six months ended June 30, 2015, we recorded impairment charges and loss on divestiture of $66.1 million related to our wood mobile offices in our North American portable storage segment. See additional discussion regarding the impairment and divestiture of the wood mobile office assets in Note 5 to the accompanying condensed consolidated financial statements. Asset impairment charges, net of recoveries, were $0.6 million for the six months ended June 30, 2014 and relate to a 2013 assessment of the rental fleet resulting in a non-cash impairment charge on long-lived assets.

Depreciation and amortization expense increased $11.6 million for the six months ended June 30, 2015, as compared to the prior-year period. Increased depreciation of $12.4 million related to the specialty containment business was partially offset by a decrease of $0.8 million related to the portable storage business. Subsequent to the impairment of the wood mobile office business, no additional depreciation was recognized on these assets.

Adjusted EBITDA. Adjusted EBITDA increased $25.1 million, or 36.6%, to $93.8 million, compared to $68.7 million in the prior-year period. Of this increase, $5.9 million related to our portable storage business and $19.2 million related to our specialty containment business. Adjusted EBITDA margins were 36.0% and 32.9% for the six months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA margins for the six-month period ended June 30, 2015 were 36.1% for our portable storage business and 36.0% for our specialty containment business.

Interest Expense. Interest expense increased $3.9 million, or 28.0%, to $18.0 million in 2015. In December 2014 we borrowed funds under our Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the six-month period ended June 30, 2015 was $910.3 million as compared to $511.3 million in the prior-year period. The weighted average interest rate on our debt was 3.6% and 4.9% for the six months ended June 30, 2015 and 2014, respectively, excluding the amortizations of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.5% for the six-month periods ended June 30, 2015 and 2014, respectively. The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

(Benefit) Provision for income taxes. During the six-month period ended June 30, 2015, we had a $13.0 million benefit for income taxes, due to a pre-tax loss of $30.9 million, driven by the asset impairment charge and loss on sale of wood mobile units discussed previously in this report. In the prior-year period we had a $9.4 million provision for tax on pre-tax income of $26.1 million. Our effective income tax rate increased to 42.1% for six months ended June 30, 2015, compared to 36.0% for the prior-year period. The rate increase is primarily due to the magnitude of the loss in North America, which has a higher income tax rate.

Net (loss) income. Primarily due to the $66.1 million impairment and divestiture loss and the other income statement activity discussed above, we had a net loss of $17.9 million for the six months ended June 30, 2015, compared to net income of $16.7 million in the prior-year quarter.

Wood Mobile Office Divestiture

Revenues and adjusted EBITDA will be impacted in the near term as a result of the wood mobile office divestiture. Over the past two years, the divested assets have contributed $10 million to $12 million in rental revenue per quarter, and we estimate they contributed $46 million in revenue for the year ended December 31, 2014.

We estimate that in the twelve months ended December 31, 2014, the wood mobile office fleet generated approximately $14 million in adjusted EBITDA. However, due to shared costs and infrastructure, the Company estimates the divestiture would have resulted in an approximately $19 million reduction in 2014 adjusted EBITDA, had it occurred prior to the beginning of that year. Following the divestiture, in addition to costs to fulfill the transition services agreement and estimated restructuring expenses, we expect to incur approximately $2 million of costs related to exiting the wood mobile office business, and further expect the transaction, excluding the loss upon sale of the fleet, to be modestly dilutive to net income and earnings per share for the balance of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital-intensive and requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our free cash flow has been positive, even after capital net expenditures for the past five years. This positive cash flow trend continued for the six-month period ended June 30, 2015. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into a $900.0 million Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto. On December 10, 2014, we amended our Credit Agreement to increase the credit facility to $1.0 billion. The Credit Agreement provides for a five-year, revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. We funded the ETS Acquisition with funds drawn on our Credit Agreement. At June 30, 2015, we had $630.7 million of borrowings outstanding and $362.7 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of June 30, 2015 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Based on the pricing grid at June 30, 2015, the applicable margins are 2.0% for LIBOR loans and 1.0% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much we may borrow under the Credit Agreement. The divestiture of the wood mobile offices did not have a material effect on our available borrowings, as the calculated borrowing base currently exceeds the maximum eligibility.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the Credit Agreement. Free cash flow was $42.5 million and $49.9 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Senior Notes. At June 30, 2015, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). Interest on the Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year.

Operating Activities. Net cash provided by operating activities was $70.9 million for the six months ended June 30, 2015, compared to $49.3 million in the same period in the prior year, an increase of $21.6 million. Although the six-month period ended June 30, 2015 reflects a net loss of $17.9 million, compared to net income of $16.7 million in the comparable period in the prior-year period, the difference is due primarily to non-cash items. Non-cash items in the current year include, a $66.1 million asset impairment charge and loss on divestiture, $30.1 million in depreciation and amortization and $6.7 million of share-based compensation expense, offset by a $13.4 million decrease in deferred taxes. Non-cash items in the prior year include $9.2 million in deferred tax expense, $18.5 million of depreciation and amortization and $7.1 million of share-based compensation.

Excluding the net non-cash income statement items of $90.9 million in the current-year period and $36.0 million in the prior-year period, cash generated by net income increased to $73.0 million, from $52.7 million in the prior-year period. The increase is due primarily to the recently acquired specialty containment business, as well as increased margins in the portable storage business. The change in working capital accounts resulted in cash outflow of $2.1 million in the 2015 period and $3.5 million in the 2014 period, due to normal operating fluctuations.

Investing Activities. Net cash provided by investing activities was $54.9 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $15.7 million for the same period in 2014. Cash received upon the divestiture of the wood mobile offices, less associated deferred revenue and customer deposits was $84.5 million, while cash paid for businesses acquired was $1.2 million in the current-year period and $16.3 million in the prior-year period. Capital expenditures for our rental fleet were $27.8 million, and proceeds from sale of rental fleet units were $9.4 million for the six months ended June 30, 2015, compared to capital expenditures of $8.2 million and proceeds of $12.0 million for the same period in 2014. Of the $27.8 million in capital expenditures for the rental fleet, $10.0 million are related to our U.K. business and $10.0 million were specialty containment fleet expenditures. Net capital expenditures for property, plant and equipment were $9.9 million and $3.3 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2015 was $125.7 million, compared to $34.1 million for the same period in 2014. We used our proceeds from the wood mobile office divestiture, as well as our free cash flow to pay down $74.8 million on our lines of credit, purchase $33.5 million of treasury shares and pay $17.0 million in dividends. In the prior year, free cash flow was used to pay down $19.2 million on our line of credit and pay $15.7 million in dividends.

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

At June 30, 2015, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $6.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

SEASONALITY

Demand from our portable storage customers is somewhat seasonal. Construction customers typically reflect higher demand during months with more temperate weather, while demand for our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these rented units to us in December and early in the following year. In the specialty containment business, demand from customers is typically higher in the middle of the year from March to October, driven by the timing of customer maintenance projects. The demand for rental of our pumps may also be impacted by weather, specifically when temperatures drop below freezing.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2, “Recent Accounting Pronouncements” to the accompanying condensed consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	our ability to increase revenue and control operating costs;

•	our ability to raise or maintain rental rates;

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to leverage and protect our information technology systems;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to cross-sell our portable storage and specialty containment products,

•	our ability to integrate ETS or other acquisitions;

•	our ability to complete the divestiture of the wood mobile offices and achieve the expected benefits from the divestiture;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to develop a new scalable enterprise resource platform; and

•	our ability to utilize our tax assets.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December  31, 2014 under the heading “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of June 30, 2015, we had $630.7 million of indebtedness under our Credit Agreement, which bears interest at variable rates. The average interest rate applicable to our Credit Agreement was 2.2% for the six months ended June 30, 2015. Based upon the average amount of our variable rate debt outstanding during the six months ended June 30, 2015, our annual interest expense would increase by approximately $6.8 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. Dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pound Sterling or Euros denominated debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
April 2015	—		—	$135,013
May 2015	455,124	38.38	452,148	117,655
June 2015	18,178	39.56	17,812	116,952

Total	473,302		469,960

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
(3)	In November 2013, the Company’s Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. In April 2015, the Board approved an increase of $50.0 million to the share repurchase program. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board.

ITEM 6. EXHIBITS

Number	Description

10.1*	Asset Purchase Agreement Among New Acton Mobile Industries LLC and Mobile Mini, Inc. Dated as of April 16, 2015

10.2	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Kelly Williams (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.3	Amendment No. 3 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Mark Funk (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.3	Amendment No. 2 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Chris Miner (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: July 23, 2015	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer