Form 10-Q
period 2015-09-30
MOBILE MINI INC
filed 2015-10-22
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At October 15, 2015, there were outstanding 44,774,194 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets September 30, 2015 (unaudited) and December 31, 2014	3
Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2015 and September 30, 2014	4
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the Three Months and Nine Months Ended September 30, 2015 and September 30, 2014	4
Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2015 and September 30, 2014	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1a. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6. Exhibits	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,713	$3,739
Receivables, net of allowance for doubtful accounts of $3,361 and $2,442 at September 30, 2015 and December 31, 2014, respectively	83,845	81,031
Inventories	17,562	16,736
Rental fleet, net	964,348	1,087,056
Property, plant and equipment, net	132,901	113,175
Deposits and prepaid expenses	13,292	8,586
Deferred financing costs, net and other assets	7,124	8,858
Intangibles, net	74,736	78,385
Goodwill	709,624	705,608

Total assets	$2,005,145	$2,103,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$37,941	$22,933
Accrued liabilities	64,969	63,727
Lines of credit	663,380	705,518
Obligations under capital leases	39,644	24,918
Senior Notes	200,000	200,000
Deferred income taxes	225,818	231,547

Total liabilities	1,231,752	1,248,643

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,151 issued and 44,782 outstanding at September 30, 2015 and 49,015 issued and 46,157 outstanding at December 31, 2014	491	490
Additional paid-in capital	581,585	569,083
Retained earnings	351,114	380,504
Accumulated other comprehensive loss	(38,302)	(29,870)
Treasury stock, at cost, 4,369 and 2,858 shares at September 30, 2015 and December 31, 2014, respectively	(121,495)	(65,676)

Total stockholders’ equity	773,393	854,531

Total liabilities and stockholders’ equity	$2,005,145	$2,103,174

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental	$124,813	$104,798	$368,175	$296,919
Sales	6,594	7,913	22,765	23,761
Other	1,936	611	5,320	1,579

Total revenues	133,343	113,322	396,260	322,259

Costs and expenses:
Rental, selling and general expenses	81,659	67,889	247,809	204,394
Cost of sales	4,366	5,199	14,899	16,131
Restructuring expenses	1,846	593	4,773	2,909
Asset impairment charge and loss on divestiture, net	—	—	66,128	557
Depreciation and amortization	14,998	9,470	45,075	27,920

Total costs and expenses	102,869	83,151	378,684	251,911

Income from operations	30,474	30,171	17,576	70,348
Other expense:
Interest income	1	—	1	—
Interest expense	(8,960)	(7,107)	(26,986)	(21,191)
Foreign currency exchange	—	—	(2)	(1)

Income (loss) before income tax provision (benefit)	21,515	23,064	(9,411)	49,156
Income tax provision (benefit)	7,536	8,244	(5,480)	17,633

Net income (loss)	$13,979	$14,820	$(3,931)	$31,523

Earnings (loss) per share:
Basic	$0.31	$0.32	$(0.09)	$0.68
Diluted	0.31	0.32	(0.09)	0.67
Weighted average number of common and common share equivalents outstanding:
Basic	44,721	46,001	45,145	46,128
Diluted	45,147	46,675	45,145	46,846
Cash dividends declared per share	$0.19	$0.17	$0.56	$0.51

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$13,979	$14,820	$(3,931)	$31,523
Foreign currency translation adjustment	(9,171)	(11,587)	(8,432)	(4,321)

Comprehensive income (loss)	$4,808	$3,233	$(12,363)	$27,202

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(3,931)	$31,523
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	66,128	557
Provision for doubtful accounts	2,826	2,057
Amortization of deferred financing costs	2,384	2,108
Amortization of long-term liabilities	76	124
Share-based compensation expense	10,833	11,573
Depreciation and amortization	45,075	27,920
Gain on sale of rental fleet	(5,196)	(4,496)
Loss (gain) on disposal of property, plant and equipment	2,035	(181)
Deferred income taxes	(6,086)	17,333
Foreign currency transaction loss	2	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,478)	(9,883)
Inventories	(875)	1,125
Deposits and prepaid expenses	(5,423)	(920)
Other assets and intangibles	8	28
Accounts payable	6,621	5,106
Accrued liabilities	5,722	3,783

Net cash provided by operating activities	113,721	87,758

Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	83,299	—
Cash paid for businesses acquired, net of cash acquired	(18,622)	(20,014)
Additions to rental fleet, excluding acquisitions	(53,540)	(16,310)
Proceeds from sale of rental fleet	13,300	17,813
Additions to property, plant and equipment, excluding acquisitions	(17,918)	(11,677)
Proceeds from sale of property, plant and equipment	2,447	3,374

Net cash provided by (used in) investing activities	8,966	(26,814)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(42,138)	(11,926)
Deferred financing costs	(113)	—
Principal payments on capital lease obligations	(2,883)	(1,346)
Issuance of common stock	1,670	2,572
Dividend payments	(25,308)	(23,583)
Purchase of treasury stock	(55,819)	(25,467)

Net cash used in financing activities	(124,591)	(59,750)

Effect of exchange rate changes on cash	(122)	(838)

Net (decrease) increase in cash	(2,026)	356
Cash and cash equivalents at beginning of period	3,739	1,256

Cash and cash equivalents at end of period	$1,713	$1,612

Supplemental Disclosure of Cash Flow Information:
Equipment and other acquired through capital lease obligations	$17,638	$11,491
Capital expenditures accrued or payable	11,410	2,621

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini” and the “Company” refer to Mobile Mini, Inc. In December 2014, the Company acquired Gulf Tanks Holdings, Inc. (“GTH”), the parent company of Houston, Texas-based Evergreen Tank Solutions (“ETS”). The transaction, referred to as the “ETS Acquisition,” closed on December 10, 2014. On April 16, 2015, the Company entered into a definitive agreement to sell its wood mobile offices within its North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million. Cash received is net of transaction costs, as well as escrow amounts and certain other items to be settled over the next eighteen months. The transaction closed on May 15, 2015, resulting in the divestiture of the Company’s approximately 9,400 wood mobile units on that date.

At September 30, 2015, Mobile Mini has a fleet of portable storage units operating throughout the U.S., Canada and the U.K. The Company has a diversified customer base for its portable storage products, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use the products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, and documents and records. The ETS Acquisition resulted in the addition of a fleet of specialty containment products, including liquid and solid containment units rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers. The operating results of ETS are included in the three- and nine-month periods ended September 30, 2015.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, Inc., all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2014 audited consolidated financial statements and accompanying notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. The most significant estimates and assumptions included within the financial statements are the allowance for doubtful accounts, the recoverability of goodwill, intangibles and other long-lived assets, accruals related to commitments and contingencies, and the estimated useful lives and residual values on the rental fleet, property, plant and equipment, and intangible assets.

Reclassifications

Certain amounts in the consolidated statements of operations for the three months ended March 31, 2015, which is included in the year-to-date period ended September 30, 2015, have been reclassified to conform to the current period presentation. The reclassifications have no effect on total revenues, loss from operations, net loss or net loss per common share. For the previously reported three-month period ended March 31, 2015, the reclassifications resulted in $2.1 million and $1.2 million increases to rental revenues and sales revenues, respectively, with an offsetting decrease to other revenue. For the same period, cost of sales increased $0.9 million, and rental, selling and general expenses decreased by the same amount. These reclassifications are related to the specialty containment business acquired in December 2014; accordingly, there are no corresponding prior period reclassifications.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet. This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company will apply this guidance prospectively beginning in the fiscal year ended December 31, 2016. The application of this guidance will result in a reclassification of certain debt financing costs from other assets to a reduction of the specific debt liability, and will not affect the Company’s statement of operations or cash flow. As of September 30, 2015, the Company’s debt financing costs, net of accumulated amortization was $6.4 million.

Simplifying the Measurement of Inventory. In July 2015, FASB issued accounting guidance changing the measurement of inventory from lower of cost or market to lower of cost and net realizable value. The standard eliminates the requirement to consider replacement cost or net realizable value less a normal profit margin. The Company will apply this guidance prospectively beginning in the fiscal year ended December 31, 2017 and does not expect this standard to have a material effect on its financial statements and related disclosures.

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

At September 30, 2015 and December 31, 2014, the Company did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of the Company’s revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s revolving credit facility debt and capital leases at September 30, 2015 and December 31, 2014 approximated their respective book values and are considered Level 2 in the fair value hierarchy.

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

The carrying value and the fair value of the Company’s Senior Notes are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Carrying value	$200,000	$200,000
Fair value	210,250	206,000

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

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income (loss)	$13,979	$14,820	$(3,931)	$31,523
Basic EPS Denominator:
Common shares outstanding beginning of period	45,050	46,241	45,814	46,084
Weighted shares (repurchased) issued during the period	(329)	(240)	(669)	44

Total weighted average shares outstanding	44,721	46,001	45,145	46,128

Diluted EPS Denominator:
Common shares outstanding beginning of period	45,050	46,241	45,814	46,084
Net weighted shares (repurchased) issued during the period	(329)	(240)	(669)	44
Dilutive effect of stock options and nonvested share awards during the period	426	674	—	718

Total weighted average shares outstanding	45,147	46,675	45,145	46,846

Earnings (loss) per share:
Basic	$0.31	$0.32	$(0.09)	$0.68
Diluted	0.31	0.32	(0.09)	0.67

Basic weighted average number of common shares outstanding does not include nonvested share-awards of 0.3 million shares as of September 30, 2015 and 2014.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

There were approximately 0.6 million of common stock equivalents that would have been included in the diluted EPS denominator for the nine month period ended September 30, 2015 had there not been a net loss. These common stock equivalents were excluded because their inclusion would reduce the net loss per share. In addition, the following table represents the number of stock options and nonvested share-awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Stock options	1,146	780	1,143	234
Nonvested share-awards	4	3	1	2

Total	1,150	783	1,144	236

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

On April 16, 2015 the Company entered into a definitive agreement to sell its wood mobile offices within its North American portable storage segment for a cash price of $92.0 million, less associated deferred revenue and customer deposits of $6.8 million. The net assets were reclassified to held for sale as of that date. The transaction closed on May 15, 2015 and the Company recorded a net loss on the sale.

For the nine months ended September 30, 2015, the following amounts were recorded for the impairment and divestiture of the wood mobile office fleet.

(In thousands)
Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,429
Ancillary items in property, plant and equipment	1,201

Impairment loss	$(64,630)

Sale price	$92,000
Book value of divested assets after impairment	92,000
Selling expenses	1,498

Net loss on sale of wood mobile offices	$(1,498)

The Company and the purchaser entered into a transition services agreement whereby the Company agreed to provide direct services such as transportation and maintenance for the wood mobile offices on behalf of the purchaser, as well as house units on the Company’s leased properties and provide certain administrative services such as billing and cash collection. The revenue related to this agreement is included in other revenue, and the expenses for providing these services are included in rental, selling and general expenses. Services provided are expected to decrease over the next three months.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(6) Acquisitions

In the nine months ended September 30, 2015, Mobile Mini completed two acquisitions of portable storage businesses. These acquisitions expanded the Company’s existing operations in the Glasgow, Scotland market and further strengthened the Company’s positions in Knoxville and Chattanooga, Tennessee. The accompanying consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The aggregate purchase price for the assets and liabilities acquired were recorded based on their estimated fair values at the date of the acquisitions. The Company has not disclosed the pro-forma impact of the acquisitions on operations as it was immaterial to the Company’s financial position in the aggregate.

The components of the purchase price and net assets acquired during the nine months ended September 30, 2015 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$12,252
Property, plant and equipment	157
Intangible assets:
Customer relationships	759
Non-compete agreements	74
Goodwill	5,343
Other assets	318
Liabilities	(281)

Total purchase price	$18,622

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out (“FIFO”) method) or market. Market is the lower of replacement cost or net realizable value.

Raw materials principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes, and to a lesser extent, parts used for internal maintenance, and ancillary items held for sale in the Company’s specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet.

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$14,404	$14,241
Work-in-process	207	201
Finished portable storage units	2,951	2,294

Inventories	$17,562	$16,736

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

Appraisals on the Company’s portable storage fleet are conducted on a regular basis by an independent appraiser selected by its lenders. Based on the values assigned in the most recent appraisal as of September 30, 2014, the portable storage rental fleet orderly liquidation value was approximately $1.0 billion as of September 30, 2015. In addition, an appraisal of the specialty containment fleet was conducted as of December 2014 in conjunction with the ETS Acquisition. Based upon the values assigned in this appraisal, the specialty containment rental fleet orderly liquidation value was approximately $94 million as of September 30, 2015. These appraisals were conducted by AccuVal Associates, Incorporated and are used to calculate the Company’s available borrowings under its Credit Agreement, as described in Note 11.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The Company’s depreciation expense related to its rental fleet for the nine months ended September 30, 2015 and 2014 was $25.8 million and $16.1 million, respectively. At September 30, 2015 and December 31, 2014, all of the Company’s rental fleet units were pledged as collateral under the Credit Agreement.

Rental fleet consisted of the following at September 30, 2015 and December 31, 2014:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	September 30, 2015	December 31, 2014
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$622,312	$604,547
Steel ground level offices	55%	30	347,198	329,565
Wood mobile offices	50%	20	—	208,529
Other			7,304	5,633

Total			976,814	1,148,274
Accumulated depreciation			(141,043)	(182,437)

Total portable storage fleet, net			$835,771	$965,837

Specialty Containment:
Steel tanks		25	$55,561	$50,843
Roll-off boxes		15 - 20	24,453	19,820
Stainless steel tank trailers		25	25,103	23,283
Vacuum boxes		20	9,752	7,667
De-watering boxes		20	5,655	3,898
Pumps and filtration equipment		7	13,302	11,510
Other			8,047	5,468

Total			141,873	122,489
Accumulated depreciation			(13,296)	(1,270)

Total specialty containment fleet, net			$128,577	$121,219

Total rental fleet, net			$964,348	$1,087,056

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives. The Company’s depreciation expense related to property, plant and equipment for the nine months ended September 30, 2015 and 2014 was $14.8 million and $10.9 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Operations. See Note 5 for information regarding the impairment and divestiture of ancillary equipment related to wood mobile offices during 2015.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Property, plant and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	September 30, 2015	December 31, 2014
			(In thousands)
Land			$10,882	$10,920
Vehicles and machinery	0 - 55%	5 - 30	115,818	114,150
Buildings and improvements (1)	0 - 25	3 - 30	21,834	19,365
Office fixtures and equipment	0	3 - 5	41,243	33,942

Property, plant and equipment			189,777	178,377
Accumulated depreciation			(56,876)	(65,202)

Property, plant and equipment, net			$132,901	$113,175

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

(10) Goodwill and Intangibles

For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Estimated fair values of acquired assets is provisional and could change as additional information is received. During the nine months ended September 30, 2015, primarily due to further analysis of the assets acquired in the ETS acquisition, the associated goodwill was adjusted upward by $0.9 million.

The following table shows the activity and balances related to goodwill from January 1, 2015 to September 30, 2015:

(In thousands)
Balance at January 1, 2015	$705,608
Acquisition	5,343
Foreign currency	(2,220)
Adjustments	893

Balance at September 30, 2015	$709,624

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed. Customer relationships and certain trade names and trademarks, are amortized using an accelerated method while other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		September 30, 2015			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	11 - 20	$92,511	$(23,855)	$68,656	$91,990	$(20,484)	$71,506
Trade names/trademarks	1 - 5	6,045	(1,501)	4,544	6,065	(919)	5,146
Non-compete agreements	2 - 5	1,840	(342)	1,498	1,772	(78)	1,694
Other	1 - 19	61	(23)	38	61	(22)	39

Total		$100,457	$(25,721)	$74,736	$99,888	$(21,503)	$78,385

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Amortization expense for amortizable intangibles was approximately $4.5 million and $0.9 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Based on the carrying value at September 30, 2015, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2015 (remaining)	$1,515
2016	6,117
2017	6,066
2018	6,082
2019	6,090
Thereafter	48,866

Total	$74,736

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. As of September 30, 2015, the applicable margins are 2.0% for LIBOR loans and 1.0% for base rate loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company or its subsidiary assets; (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, prepay certain indebtedness or make acquisitions or other investments subject to Payment Conditions (as defined in the Credit Agreement); and (iii) incur additional indebtedness or engage in certain other types of financing transactions. Payment Conditions allow restricted payments and acquisitions to occur without financial covenants as long as the Company has $250.0 million of pro forma excess borrowing availability under the Credit Agreement. The Company must also comply with specified financial maintenance covenants and affirmative covenants only if the Company falls below $100.0 million of borrowing availability levels with set permitted values for the Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Company was in compliance with the terms of the Credit Agreement as of September 30, 2015, and was above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

(12) Income Taxes

The Company files U.S. Federal tax returns, U.S. state tax returns and foreign tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, its tax years for 2012, 2013 and 2014 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2016, 2017 and 2018, respectively. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

(13) Share-based Compensation

The Company has historically awarded stock options and nonvested share-awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value. Stock option plans are approved by the Company’s stockholders and administered by the compensation committee of the board of directors (“Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, nonvested share-awards, restricted stock units, stock appreciation rights, performance stock, performance units and other share-based awards. Participants may be granted any one of the equity awards or any combination. The Company does not award stock options with an exercise price below the market price of the underlying securities on the date of award. As of September 30, 2015, 2.5 million shares remain available for future grants. Generally stock options have contractual terms of ten years.

The following table summarizes the Company’s share-based compensation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$3,418	$4,156	$9,283	$11,297
Restructuring expenses	678	276	1,550	276

Total share-based compensation	$4,096	$4,432	$10,833	$11,573

As of September 30, 2015, total unrecognized compensation cost related to stock option awards was approximately $6.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. As of September 30, 2015, the unrecognized compensation cost related to nonvested share-awards was approximately $6.5 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model which requires the input of assumptions. Management estimates the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on the Company’s historical data. The following are the key assumptions used for options granted during the nine-month periods ended September 30:

	2015	2014

Risk-free interest rate	1.3% - 1.7%	1.5% - 1.7%
Expected life of the options (years)	5	5
Expected stock price volatility	35.3% - 35.7%	36.6% - 38.4%
Expected dividend rate	1.8% - 2.0%	1.5% - 1.8%

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table summarizes stock option activity for the nine months ended September 30, 2015 (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,649	$32.33
Granted	369	42.87
Canceled/Expired	(90)	44.74
Exercised	(61)	27.63

Options outstanding, end of period	2,867	33.39

A summary of stock options outstanding as of September 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,867	$33.39	7.65	$4,655
Vested and expected to vest	2,800	33.21	7.61	4,621
Exercisable	1,624	31.06	7.32	3,492

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015, was approximately $0.7 million and the weighted average fair value of stock options granted was $8.44.

Nonvested share-awards. The fair value of nonvested share-awards is estimated as the closing price of Mobile Mini’s common stock on the date of grant. A summary of nonvested share-awards activity for the nine months ended September 30, 2015 is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	343	$27.99
Awarded	104	37.22
Released	(77)	34.80
Forfeited	(29)	26.48

Nonvested at end of period	341	28.93

The total fair value of nonvested share-awards that vested during the nine months ended September 30, 2015 was $2.7 million.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(14) Restructuring Costs

The Company has undergone restructuring actions to align its business operations. These activities materially change the scope of the business or the manner in which the business is conducted. In 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company also aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate to the closure of the Company’s Belfast, North Ireland location as well as the transition of key leadership positions. The accrued restructuring obligations as of September 30, 2015 were related to the Company’s operations in North America.

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the year ended December 31, 2014 and the nine-month period ended September 30, 2015.

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2014	$613	$1,063	$—	$1,676
Restructuring expense	1,826	318	1,398	3,542
Settlement of obligations	(1,998)	(705)	(1,398)	(4,101)

Accrued obligations as of December 31, 2014	441	676	—	1,117
Restructuring expense	4,685	45	43	4,773
Settlement of obligations	(3,360)	(181)	(33)	(3,574)

Accrued obligations as of September 30, 2015	$1,766	$540	$10	$2,316

The majority of accrued obligations are expected to be paid out through the year 2015 or early 2016, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Severance and benefits	$1,811	$561	$4,685	$1,200
Lease abandonment costs	7	(5)	45	313
Other costs	28	37	43	1,396

Restructuring expenses	$1,846	$593	$4,773	$2,909

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

(16) Stockholders’ Equity

Dividends

On January 21, 2015, April 29, 2015, and July 21, 2015 the Board authorized and declared a cash dividend to all the Company’s common stockholders of $0.187 per share of common stock. These dividends were paid on March 19, 2015, June 3, 2015, and September 2, 2015 respectively, to all stockholders of record as of the close of business on March 5, 2015, May 20, 2015 and August 19, 2015. Each future quarterly dividend payment is subject to review and approval by the Board. The Company’s Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the nine months ended September 30, 2015, the Company purchased approximately 1.5 million shares of its common stock at a cost of $55.4 million under the authorized share repurchase program, and approximately $94.7 million is available for repurchase as of September 30, 2015. In addition, the Company withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the nine months ended September 30, 2014, the Company purchased approximately 0.6 million shares of its common stock at a cost of $25.0 million under the authorized share repurchase program.

(17) Segment Reporting

Prior to the ETS Acquisition, the Company’s operations were comprised of two reportable segments: North America and the U.K., both of which offer portable storage solutions. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. As a result of the ETS Acquisition, the Company established a new specialty containment reporting segment. Operations related to ETS are included in Mobile Mini’s consolidated results for the nine months ended September 30, 2015. The results for each segment are reviewed discretely by senior management.

All of the Company’s locations operate in their local currency and, although the Company is exposed to foreign exchange rate fluctuation in foreign markets where the Company rents and sells its products, the Company does not believe such exposure will have a significant impact on its results of operations.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$76,501	$22,354	$98,855	$25,958	$124,813
Sales	4,169	661	4,830	1,764	6,594
Other	1,836	73	1,909	27	1,936

Total revenues	82,506	23,088	105,594	27,749	133,343

Costs and expenses:
Rental, selling and general expenses	52,599	13,691	66,290	15,369	81,659
Cost of sales	2,642	482	3,124	1,242	4,366
Restructuring expenses	248	—	248	1,598	1,846
Depreciation and amortization	6,718	1,686	8,404	6,594	14,998

Total costs and expenses	62,207	15,859	78,066	24,803	102,869

Income from operations	$20,299	$7,229	$27,528	$2,946	$30,474

Interest expense, net of interest income	$6,050	$216	$6,266	$2,693	$8,959
Income tax provision	5,891	1,529	7,420	116	7,536

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended September 30, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$82,669	$22,129	$104,798	$—	$104,798
Sales	6,982	931	7,913	—	7,913
Other	535	76	611	—	611

Total revenues	90,186	23,136	113,322	—	113,322

Costs and expenses:
Rental, selling and general expenses	53,075	14,814	67,889	—	67,889
Cost of sales	4,482	717	5,199	—	5,199
Restructuring expenses	581	12	593	—	593
Depreciation and amortization	7,779	1,691	9,470	—	9,470

Total costs and expenses	65,917	17,234	83,151	—	83,151

Income from operations	$24,269	$5,902	$30,171	$—	$30,171

Interest expense, net of interest income	$6,893	$214	$7,107	$—	$7,107
Income tax provision	6,969	1,275	8,244	—	8,244

The following tables set forth certain information regarding each of the Company’s reportable segments for the nine-month periods ended September 30, 2015 and 2014.

	For the Nine Months Ended September 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$229,685	$63,210	$292,895	$75,280	$368,175
Sales	14,194	2,698	16,892	5,873	22,765
Other	5,001	266	5,267	53	5,320

Total revenues	248,880	66,174	315,054	81,206	396,260

Costs and expenses:
Rental, selling and general expenses	159,741	40,795	200,536	47,273	247,809
Cost of sales	8,900	2,076	10,976	3,923	14,899
Restructuring expenses	1,935	—	1,935	2,838	4,773
Asset impairment charge and loss on divestiture, net	66,128	—	66,128	—	66,128
Depreciation and amortization	21,138	4,904	26,042	19,033	45,075

Total costs and expenses	257,842	47,775	305,617	73,067	378,684

(Loss) income from operations	$(8,962)	$18,399	$9,437	$8,139	$17,576

Interest expense, net of interest income	$18,251	$658	$18,909	$8,076	$26,985
Income tax (benefit) provision	(9,298)	3,783	(5,515)	35	(5,480)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Nine Months Ended September 30, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$236,166	$60,753	$296,919	$—	$296,919
Sales	20,469	3,292	23,761	—	23,761
Other	1,293	286	1,579	—	1,579

Total revenues	257,928	64,331	322,259	—	322,259

Costs and expenses:
Rental, selling and general expenses	161,757	42,637	204,394	—	204,394
Cost of sales	13,692	2,439	16,131	—	16,131
Restructuring expenses	1,283	1,626	2,909	—	2,909
Asset impairment charge, net	433	124	557	—	557
Depreciation and amortization	22,778	5,142	27,920	—	27,920

Total costs and expenses	199,943	51,968	251,911	—	251,911

Income from operations	$57,985	$12,363	$70,348	$—	$70,348

Interest expense, net of interest income	$20,509	$682	$21,191	$—	$21,191
Income tax provision	14,878	2,755	17,633	—	17,633

The above schedules include revenues in the U.S. of $109.1 million and $88.7 million for the three-month periods ended September 30, 2015 and 2014, respectively, and revenues in the U.S. of $326.8 million and $253.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Assets related to the Company’s reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of September 30, 2015:
Goodwill	$463,775	$62,998	$526,773	$182,851	$709,624
Intangibles	2,253	479	2,732	72,004	74,736
Rental Fleet	682,705	153,066	835,771	128,577	964,348
Property Plant and Equipment	98,837	16,428	115,265	17,636	132,901

As of December 31, 2014:
Goodwill	$459,234	$64,402	$523,636	$181,972	$705,608
Intangibles	2,119	651	2,770	75,615	78,385
Rental Fleet	825,158	140,679	965,837	121,219	1,087,056
Property Plant and Equipment	82,514	16,488	99,002	14,173	113,175

The above schedule includes assets in the U.S. of $1.6 billion and $1.7 billion as of September 30, 2015 and December 31, 2014, respectively.

(18) Subsequent Events

Declaration of quarterly dividend

On October 20, 2015, the Company’s Board authorized and declared a quarterly dividend to all the Company’s common stockholders of $0.187 per share of common stock, payable on December 2, 2015 to all stockholders of record as of the close of business on November 11, 2015.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$971	$742	$—	$1,713
Receivables, net	63,805	20,040	—	83,845
Inventories	16,470	1,092	—	17,562
Rental fleet, net	801,385	162,963	—	964,348
Property, plant and equipment, net	115,478	17,423	—	132,901
Deposits and prepaid expenses	9,175	4,117	—	13,292
Deferred financing costs, net and other assets	7,124	—	—	7,124
Intangibles, net	74,189	547	—	74,736
Goodwill	642,063	67,561	—	709,624
Intercompany receivables	143,579	3,602	(147,181)	—

Total assets	$1,874,239	$278,087	$(147,181)	$2,005,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$26,894	$11,047	$—	$37,941
Accrued liabilities	57,745	7,224	—	64,969
Lines of credit	659,744	3,636	—	663,380
Obligations under capital leases	39,296	348	—	39,644
Senior Notes	200,000	—	—	200,000
Deferred income taxes	205,148	20,670	—	225,818
Intercompany payables	—	26	(26)	—

Total liabilities	1,188,827	42,951	(26)	1,231,752

Commitments and contingencies
Stockholders’ equity:
Common stock	491	—	—	491
Additional paid-in capital	581,585	147,999	(147,999)	581,585
Retained earnings	224,831	125,439	844	351,114
Accumulated other comprehensive loss	—	(38,302)	—	(38,302)
Treasury stock, at cost	(121,495)	—	—	(121,495)

Total stockholders’ equity	685,412	235,136	(147,155)	773,393

Total liabilities and stockholders’ equity	$1,874,239	$278,087	$(147,181)	$2,005,145

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$101,402	$23,411	$—	$124,813
Sales	5,862	732	—	6,594
Other	1,862	74	—	1,936

Total revenues	109,126	24,217	—	133,343

Costs and expenses:
Rental, selling and general expenses	67,227	14,432	—	81,659
Cost of sales	3,840	526	—	4,366
Restructuring expenses	1,846	—	—	1,846
Depreciation and amortization	13,194	1,804	—	14,998

Total costs and expenses	86,107	16,762	—	102,869

Income from operations	23,019	7,455	—	30,474
Other income (expense):
Interest income	2,659	—	(2,658)	1
Interest expense	(11,235)	(383)	2,658	(8,960)
Foreign currency exchange	—			—

Income before income tax provision	14,443	7,072	—	21,515
Income tax provision	6,007	1,529	—	7,536

Net income	$8,436	$5,543	$—	$13,979

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$8,436	$5,543	$—	$13,979
Foreign currency translation adjustment	—	(9,171)	—	(9,171)

Comprehensive income (loss)	$8,436	$(3,628)	$—	$4,808

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$81,369	$23,429	$—	$104,798
Sales	6,827	1,086	—	7,913
Other	533	78	—	611

Total revenues	88,729	24,593	—	113,322

Costs and expenses:
Rental, selling and general expenses	52,118	15,771	—	67,889
Cost of sales	4,351	848	—	5,199
Restructuring expenses	581	12	—	593
Asset impairment charge, net	—	—	—	—
Depreciation and amortization	7,646	1,824	—	9,470

Total costs and expenses	64,696	18,455	—	83,151

Income from operations	24,033	6,138	—	30,171
Other income (expense):
Interest income	11	—	(11)	—
Interest expense	(6,745)	(373)	11	(7,107)
Foreign currency exchange	—	—	—	—

Income before income tax provision	17,299	5,765	—	23,064
Income tax provision	6,970	1,274	—	8,244

Net income	$10,329	$4,491	$—	$14,820

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,329	$4,491	$—	$14,820
Foreign currency translation adjustment	—	(11,587)	—	(11,587)

Comprehensive income (loss)	$10,329	$(7,096)	$—	$3,233

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$301,863	$66,312	$—	$368,175
Sales	19,857	2,908	—	22,765
Other	5,051	269	—	5,320

Total revenues	326,771	69,489	—	396,260

Costs and expenses:
Rental, selling and general expenses	204,774	43,035	—	247,809
Cost of sales	12,683	2,216	—	14,899
Restructuring expenses	4,773	—	—	4,773
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Depreciation and amortization	39,827	5,248	—	45,075

Total costs and expenses	328,167	50,517	—	378,684

(Loss) income from operations	(1,396)	18,972	—	17,576
Other income (expense):
Interest income	7,982	—	(7,981)	1
Interest expense	(33,823)	(1,144)	7,981	(26,986)
Foreign currency exchange	—	(2)	—	(2)

(Loss) income before income tax (benefit) provision	(27,237)	17,826	—	(9,411)
Income tax (benefit) provision	(9,264)	3,784	—	(5,480)

Net (loss) income	$(17,973)	$14,042	$—	$(3,931)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Nine Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(17,973)	$14,042	$—	$(3,931)
Foreign currency translation adjustment	—	(8,432)		(8,432)

Comprehensive (loss) income	$(17,973)	$5,610	$—	$(12,363)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$232,250	$64,669	$—	$296,919
Sales	20,161	3,600	—	23,761
Other	1,287	292	—	1,579

Total revenues	253,698	68,561	—	322,259

Costs and expenses:
Rental, selling and general expenses	158,730	45,664	—	204,394
Cost of sales	13,451	2,680	—	16,131
Restructuring expenses	1,283	1,626	—	2,909
Asset impairment charge, net	416	141	—	557
Depreciation and amortization	22,366	5,554	—	27,920

Total costs and expenses	196,246	55,665	—	251,911

Income from operations	57,452	12,896	—	70,348
Other income (expense):
Interest income	62	—	(62)	—
Interest expense	(20,063)	(1,190)	62	(21,191)
Foreign currency exchange	—	(1)	—	(1)

Income before income tax provision	37,451	11,705	—	49,156
Income tax provision	14,878	2,755	—	17,633

Net income	$22,573	$8,950	$—	$31,523

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$22,573	$8,950	$—	$31,523
Foreign currency translation adjustment	—	(4,321)		(4,321)

Comprehensive income	$22,573	$4,629	$—	$27,202

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(17,973)	$14,042	$—	$(3,931)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Provision for doubtful accounts	2,281	545	—	2,826
Amortization of deferred financing costs	2,340	44	—	2,384
Amortization of long-term liabilities	75	1	—	76
Share-based compensation expense	10,538	295	—	10,833
Depreciation and amortization	39,827	5,248	—	45,075
Gain on sale of rental fleet units	(4,838)	(358)	—	(5,196)
Loss on disposal of property, plant and equipment	1,665	370	—	2,035
Deferred income taxes	(9,869)	3,783	—	(6,086)
Foreign currency loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,306)	(2,172)	—	(6,478)
Inventories	(1,099)	224	—	(875)
Deposits and prepaid expenses	(2,415)	(3,008)	—	(5,423)
Other assets and intangibles	8	—	—	8
Accounts payable	5,850	771	—	6,621
Accrued liabilities	5,904	(182)	—	5,722
Intercompany	1,258	(1,258)	—	—

Net cash provided by operating activities	95,356	18,365	—	113,721

Cash Flows from Investing Activities:
Proceeds from mobile wood office divestiture	83,272	27	—	83,299
Cash paid for businesses, net of cash acquired	(17,422)	(1,200)	—	(18,622)
Additions to rental fleet	(37,085)	(16,455)	—	(53,540)
Proceeds from sale of rental fleet units	11,693	1,607	—	13,300
Additions to property, plant and equipment	(14,929)	(2,989)	—	(17,918)
Proceeds from sale of property, plant and equipment	1,904	543	—	2,447

Net cash provided by (used in) investing activities	27,433	(18,467)	—	8,966

Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	(42,391)	253	—	(42,138)
Deferred financing costs	(113)	—	—	(113)
Principal payments on capital lease obligations	(2,834)	(49)	—	(2,883)
Issuance of common stock	1,670	—	—	1,670
Dividend payments	(25,308)	—	—	(25,308)
Purchase of treasury stock	(55,819)	—	—	(55,819)

Net cash (used in) provided by financing activities	(124,795)	204	—	(124,591)

Effect of exchange rate changes on cash	—	(122)	—	(122)

Net decrease in cash	(2,006)	(20)	—	(2,026)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739

Cash and cash equivalents at end of period	$971	$742	$—	$1,713

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$22,573	$8,950	$—	$31,523
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	1,633	424	—	2,057
Amortization of deferred financing costs	2,062	46	—	2,108
Amortization of long-term liabilities	121	3	—	124
Share-based compensation expense	11,024	549	—	11,573
Depreciation and amortization	22,366	5,554	—	27,920
(Gain) loss on sale of rental fleet units	(5,078)	582	—	(4,496)
(Gain) loss on disposal of property, plant and equipment	(429)	248	—	(181)
Deferred income taxes	14,602	2,731	—	17,333
Foreign currency loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,896)	(2,987)	—	(9,883)
Inventories	819	306	—	1,125
Deposits and prepaid expenses	(891)	(29)	—	(920)
Other assets and intangibles	73	(45)	—	28
Accounts payable	2,589	2,517	—	5,106
Accrued liabilities	3,329	454	—	3,783
Intercompany	3,243	(3,243)	—	—

Net cash provided by operating activities	71,556	16,202	—	87,758

Cash Flows from Investing Activities:
Cash paid for businesses, net of cash acquired	(20,014)	—	—	(20,014)
Additions to rental fleet	(8,927)	(7,383)	—	(16,310)
Proceeds from sale of rental fleet units	14,708	3,105	—	17,813
Additions to property, plant and equipment	(9,658)	(2,019)	—	(11,677)
Proceeds from sale of property, plant and equipment	3,021	353	—	3,374

Net cash used in investing activities	(20,870)	(5,944)	—	(26,814)

Cash Flows from Financing Activities:
Net repayments under lines of credit	(2,372)	(9,554)	—	(11,926)
Principal payments on capital lease obligations	(1,332)	(14)	—	(1,346)
Issuance of common stock	2,572	—	—	2,572
Dividend payments	(23,583)	—	—	(23,583)
Purchase of treasury stock	(25,467)	—	—	(25,467)

Net cash used in financing activities	(50,182)	(9,568)	—	(59,750)

Effect of exchange rate changes on cash	—	(838)	—	(838)

Net increase (decrease) in cash	504	(148)	—	356
Cash and cash equivalents at beginning of period	(190)	1,446		1,256

Cash and cash equivalents at end of period	$314	$1,298	$—	$1,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2014 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S. We are committed to providing our customers with superior service and access to a high-quality and diverse fleet. In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 92.9% of our total revenues for the nine months ended September 30, 2015. We believe this strategy provides us with predictable, recurring revenue. Additionally, our assets have long useful lives, low maintenance costs and generally maintain their value throughout their useful lives. We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

On December 10, 2014, we completed the acquisition (the “ETS Acquisition”) of Evergreen Tank Solutions (“ETS”). ETS is the third largest provider of specialty containment solutions in the U.S. and the leading provider in the Gulf Coast region. ETS operates as a separate subsidiary under the ETS name (as does its own subsidiary, Water Movers, Inc.), and its operations are included in our results of operations for the nine months ended September 30, 2015.

On May 15, 2015, we completed the divestiture of our North American wood mobile office fleet. Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other portable storage products, as well as the newly-acquired specialty containment products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American Portable Storage segment. The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. Upon completion of the sale in May 2015, a loss on sale was recorded. The total impairment and loss on the divestiture of the wood mobile offices was $66.1 million during the nine-month period ended September 30, 2015. See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 5 to the accompanying condensed consolidated financial statements.

As of September 30, 2015, our network includes 133 portable storage locations, 19 specialty containment locations and 6 combined locations. Our portable storage fleet consists of approximately 209,500 units and our specialty containment business has a fleet of approximately 11,400 units.

Business Environment and Outlook. Excluding the divested wood mobile business, approximately 61% of our estimated combined rental revenue (including estimated ETS rental revenue prior to the time of acquisition) during the twelve-month period ended September 30, 2015 was derived from our North American portable storage business, 18% was derived from our U.K. portable storage business and 21% was derived from our specialty containment business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products. In particular, construction, which represents approximately 41% of our consolidated rental revenue, is forecasted by third parties for continued growth for the next several years. While only 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted by third parties to continue to remain challenged in the near term.

Accounting and Operating Overview

Our principal operating revenues and expenses are:

Revenues:

•	Rental revenues include all rent and ancillary revenues we receive for our rental fleet.

•	Sales revenues consist primarily of sales of new and used portable storage products, used specialty containment fleet, and to a lesser extent, parts and supplies sold to specialty containment customers.

Costs and expenses:

•	Rental, selling and general expenses include, among other expenses, payroll and payroll-related costs including share-based compensation and commissions for our sales team, fleet transportation and fuel costs, repair and maintenance costs for our rental fleet and transportation equipment, real estate lease expense, insurance costs, and general corporate expenses.

•	Cost of sales is the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture portable storage units and other structures. To a lesser extent, cost of sales includes parts and supplies sold to specialty containment customers.

•	Depreciation and amortization includes depreciation on our rental fleet, our property, plant and equipment, and amortization of definite-lived intangible assets.

Our principal assets consist of our rental fleet, which is capitalized at cost and depreciated over the estimated useful life of the unit using the straight-line method. Rental fleet is depreciated whether or not it is out on rent. Capitalized cost of rental fleet includes the price paid to acquire the unit and freight charges to the location when the unit is first placed in service, and when applicable, the cost of manufacturing or remanufacturing, which includes the cost of customizing units. Ordinary repair and maintenance costs are charged to operations as incurred.

The table below outlines the composition of our portable storage rental fleet at September 30, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$622,312	177,727	85%
Steel ground level offices	347,198	29,357	14
Other	7,304	2,374	1

Portable storage rental fleet	976,814	209,458	100%

Accumulated depreciation	(141,043)

Portable storage rental fleet, net	$835,771

The tables below outline the composition of our specialty containment rental fleet at September 30, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$55,561	2,912	25%
Roll-off boxes	24,453	4,968	43
Stainless steel tank trailers	25,103	602	5
Vacuum boxes	9,752	1,127	10
Dewatering boxes	5,655	689	6
Pumps and filtration equipment	13,302	1,135	11
Other	8,047	n/a

Specialty containment rental fleet	141,873	11,433	100%

Accumulated depreciation	(13,296)

Specialty containment rental fleet, net	$128,577

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

Non-GAAP Data and Reconciliations

EBITDA and Adjusted EBITDA. EBITDA eliminates the effect of financing transactions that we enter into and is defined as net income before discontinued operation, net of tax (if applicable), interest expense, income taxes, depreciation and amortization, and debt restructuring or extinguishment expense (if applicable), including any write-off of deferred financing costs. Adjusted EBITDA further excludes certain non-cash expenses, such as share-based compensation, as well as transactions that management believes are not indicative of our business. Because EBITDA and adjusted EBITDA, as defined, exclude some but not all items that affect our cash flow from operating activities, they may not be comparable to similarly titled performance measures presented by other companies.

We present EBITDA and adjusted EBITDA because we believe they provide an overall evaluation of our financial condition and that they provide useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements. EBITDA and adjusted EBITDA have certain limitations as analytical tools and should not be used as substitutes for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with GAAP.

Reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss)	$13,979	$14,820	$(3,931)	$31,523
Interest expense	8,960	7,107	26,986	21,191
Income tax provision (benefit)	7,536	8,244	(5,480)	17,633
Depreciation and amortization	14,998	9,470	45,075	27,920

EBITDA	45,473	39,641	62,650	98,267
Share-based compensation expense (1)	3,418	4,156	9,283	11,297
Restructuring expenses (2)	1,846	593	4,773	2,909
Acquisition-related expenses (3)	398	37	2,393	76
Asset impairment charge and loss on divestiture, net (4)	—	—	66,128	557
Transition services revenue (5)	(1,455)	—	(2,920)	—
Transition services expense (5)	2,232	—	3,947	—
Sales tax refund (6)	—	—	(1,176)	—
Expenses related to proposed unclaimed property settlement (7)	192	—	834	—

Adjusted EBITDA	$52,104	$44,427	$145,912	$113,106

EBITDA margin	34.1%	35.0%	15.8%	30.5%
Adjusted EBITDA margin (8)	39.5	39.2	37.2	35.1

Reconciliation of net cash provided by operating activities to EBITDA, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net cash provided by operating activities	$42,820	$38,473	$113,721	$87,758
Interest paid	4,517	2,203	20,422	14,494
Income and franchise taxes paid	1,581	167	3,274	945
Share-based compensation expense, including restructuring expense (1)(2)	(4,096)	(4,432)	(10,833)	(11,573)
Asset impairment charge and loss on divestiture, net (4)	—	—	(66,128)	(557)
Gain on sale of rental fleet	1,553	2,001	5,196	4,496
Loss on disposal of property, plant and equipment	(553)	540	(2,035)	181
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	6,041	6,566	3,652	7,826
Inventories	125	(1,070)	875	(1,125)
Deposits and prepaid expenses	2,497	(936)	5,423	920
Other assets and intangibles	(13)	(39)	(8)	(28)
Accounts payable and accrued liabilities	(8,999)	(3,832)	(10,909)	(5,070)

EBITDA	$45,473	$39,641	$62,650	$98,267

(1)	Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense. For more information, see Note 13 to the accompanying condensed consolidated financial statements.

(2)	The Company has undergone restructuring actions to align its business operations. These activities materially change the scope of the business or the manner in which the business is conducted. For more information, see Note 14 to the accompanying condensed consolidated financial statements.
(3)	Incremental costs associated with acquisitions.
(4)	In 2015, these costs represent asset impairment charge and loss on the wood mobile office divestiture, net. For more information about the wood mobile office divestiture, see Note 5 to the accompanying condensed consolidated financial statements. In 2014, these costs represent the additional loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in the second quarter of 2013.
(5)	Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile divestiture, including expenses related to wood mobile offices on our leased properties.
(6)	Revenue associated with a sales tax refund recorded in the first quarter.
(7)	Expenses related to the proposed settlement of an outstanding unclaimed property liability with the state of Delaware.
(8)	Revenue discussed above associated with the sales tax refund and the transition services were excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net cash provided by operating activities	$42,820	$38,473	$113,721	$87,758

Additions to rental fleet, excluding acquisitions	(25,731)	(8,160)	(53,540)	(16,310)
Proceeds from sale of rental fleet	3,925	5,794	13,300	17,813
Additions to property, plant and equipment, excluding acquisitions	(6,306)	(6,936)	(17,918)	(11,677)
Proceeds from sale of property, plant and equipment	770	1,923	2,447	3,374

Net capital expenditures, excluding acquisitions	(27,342)	(7,379)	(55,711)	(6,800)

Free cash flow	$15,478	$31,094	$58,010	$80,958

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,		Percent of Revenue Three Months Ended September 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
Revenues:
Rental	$124,813	$104,798	93.6%	92.5%	$20,015	19.1%
Sales	6,594	7,913	4.9	7.0	(1,319)	(16.7)
Other	1,936	611	1.5	0.5	1,325	216.9

Total revenues	133,343	113,322	100.0	100.0	20,021	17.7

Costs and expenses:
Rental, selling and general expenses	81,659	67,889	61.2	59.9	13,770	20.3
Cost of sales	4,366	5,199	3.3	4.6	(833)	(16.0)
Restructuring expenses	1,846	593	1.4	0.5	1,253	211.3
Depreciation and amortization	14,998	9,470	11.2	8.4	5,528	58.4

Total costs and expenses	102,869	83,151	77.1	73.4	19,718	23.7

Income from operations	30,474	30,171	22.9	26.6	303	1.0
Other income (expense):
Interest income	1	—	—	—	1	n/a
Interest expense	(8,960)	(7,107)	(6.7)	(6.3)	(1,853)	26.1
Foreign currency exchange	—	—	—	—	—

Income before income tax provision	21,515	23,064	16.1	20.4	(1,549)
Income tax provision	7,536	8,244	5.7	7.3	(708)

Net income	$13,979	$14,820	10.5%	13.1%	$(841)

	Three Months Ended September 30,		Percent of Revenue Three Months Ended September 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
EBITDA	$45,473	$39,641	34.1%	35.0%	$5,832	14.7%
Adjusted EBITDA (1)	52,104	44,427	39.5	39.2	7,677	17.3
Free Cash Flow	15,478	31,094	11.6	27.4	(15,616)	(50.2)

(1)	The calculation of adjusted EBITDA as a percentage of revenue for the 2015 periods includes a reduction to revenues related to transactions not indicative of our business. See “Non-GAAP Data and Reconciliations” earlier in this report.

Revenues. The following table depicts revenue by type of business for the three-month periods ended September 30:

	Three Months Ended September 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Revenues:
Rental	$98,855	$104,798	$(5,943)	(5.7)%	$25,958
Sales	4,830	7,913	(3,083)	(39.0)	1,764
Other	1,909	611	1,298	212.4	27

Total revenues	$105,594	$113,322	$(7,728)	(6.8)	$27,749

Total revenues for the quarter ended September 30, 2015 increased $20.0 million, or 17.7%, to $133.3 million, compared to $113.3 million for the same period in 2014. The increase is due to $27.7 million related to the acquired specialty containment business, partially offset by a $7.7 million decrease in portable storage revenues resulting from the divestiture of the wood mobile office business, which contributed $12.0 million of total revenue in the prior-year quarter. Rental revenues as a percentage of total revenues was 93.6%, compared to 92.5% in the prior-year quarter. Rental revenues for the quarter ended September 30, 2015 increased $20.0 million, or 19.1%, to $124.8 million, compared to $104.8 million for the same period in 2014. Specialty containment rental revenue of $26.0 million was partially offset by a decrease of $5.9 million in portable storage rental revenues, from $104.8 million to $98.9 million.

The decreased rental revenues within the portable storage business is a result of the second quarter 2015 divestiture of wood mobile offices discussed previously. In the third quarter of 2015, the Company did not have any revenue related to the divested assets, as compared to $11.4 million of associated rental revenue in the third quarter of 2014.

Rental revenue related to the remaining portable storage business increased approximately $5.4 million, or 5.8%, driven by a 3.7% increase in rental rates as well as a 3.9% increase in units on rent. These increases in revenue were partially offset by unfavorable currency translation rates in the current year, as compared to the prior year. Adjusted for the change in currency translation rates and excluding the divested assets, rental revenue increased approximately 7.7%. Excluding the divested wood mobile offices and adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 3.6% as compared to the prior-year quarter.

Portable storage sales revenue for the quarter ended September 30, 2015 decreased $3.1 million, or 39%, to $4.8 million, compared to $7.9 million in the same period in 2014. Revenue from specialty containment sales was $1.8 million for the quarter ended September 30, 2015. We focus on rental revenues; as such and in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended September 30:

	Three Months Ended September 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Costs and Expenses
Rental, selling and general expenses	$66,290	$67,889	$(1,599)	(2.4)%	$15,369
Cost of sales	3,124	5,199	(2,075)	(39.9)	1,242
Restructuring expenses	248	593	(345)	(58.2)	1,598
Depreciation and amortization	8,404	9,470	(1,066)	(11.3)	6,594

Total costs and expenses	$78,066	$83,151	$(5,085)	(6.1)	$24,803

Rental, selling and general expenses for portable storage decreased $1.6 million, or 2.4%. As a percentage of total portable storage revenues, rental, selling and general expenses increased to 62.8% in the current quarter, from 59.9% in the three months ended September 30, 2014. The increase as a percentage of revenues was largely driven by $2.2 million of expense associated with the transition services agreement, $0.4 million of acquisition-related expenses and $0.2 million related to a proposed unclaimed property settlement. Excluding these items, which we do not consider to be indicative of our business, as well as the $1.2 million of transition services revenue; rental, selling and general expenses were 61.0% of total portable storage revenues.

The $2.8 million increase in expenses discussed above was more than offset by approximately $4.4 million of other net decreases, resulting in a $1.6 million total net decrease in rental, selling and general expense within the portable storage business. These decreases were driven by lower fleet freight and fuel, and repairs and maintenance resulting primarily from decreased activity related to the wood mobile office business. In addition, decreasing fuel prices and fleet positioning activity contributed to this decrease. Excluding expenses associated with the provision of transition services, repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.3%, compared to 6.4% in the prior-year quarter.

The approximately $2.2 million in expenses incurred to provide transition services related to the divestiture of our wood mobile offices includes direct expenses to transport and maintain the assets on behalf of the purchaser, as well as expenses incurred related to wood mobile offices on our leased properties and certain administrative expenses such as billing and revenue collection.

Specialty containment rental, selling and general expense was $15.4 million for the quarter ended September 30, 2015, or 55.4% of total specialty containment revenues.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $3.1 million and $5.2 million in the quarters ended September 30, 2015 and 2014, respectively. Portable storage sales revenue, less cost of sales (sales profit), was $1.7 million and $2.7 million for the three-month periods ended September 30, 2015 and 2014, respectively. Sales profit expressed as a percentage of sales revenue (sales profit margin) was 35.3% in the quarter ended September 30, 2015 and 34.3% in the prior-year quarter. Cost of sales related to our specialty containment products was $1.2 million in the quarter ended September 30, 2015. Specialty containment products sales profit and profit margin were $0.5 million and 29.6% in the quarter ended September 30, 2015.

In the third quarter of 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate to the transition of key leadership positions.

We expect the restructuring costs associated with the projects noted above to continue throughout the remainder of 2015 and 2016. In addition, upon the completion of the wood mobile office divestiture, including transition services, we expect further restructuring costs as we consolidate yards and reduce yard space to reduce ongoing costs.

Depreciation and amortization expense increased $5.5 million for the three months ended September 30, 2015, as compared to the prior-year quarter. Increased depreciation of $6.6 million related to the specialty containment business was partially offset by a decrease of $1.1 million related to the portable storage business due to the divestiture of the wood mobile offices.

Adjusted EBITDA. Adjusted EBITDA increased $7.7 million, or 17.3%, to $52.1 million, compared to $44.4 million in the prior-year period. Adjusted EBITDA of $11.2 million related to our specialty containment business was partially offset by a decrease of $3.5 million related to our portable storage business. The reduction in portable storage adjusted EBITDA is primarily a result of the wood mobile office divestiture. Adjusted EBITDA margins were 39.5% and 39.2% for the quarters ended September 30, 2015 and 2014, respectively. Adjusted EBITDA margins for the quarter ended September 30, 2015 were 39.3% for our portable storage business and 40.4% for our specialty containment business.

Interest Expense. Interest expense increased $1.9 million, or 26.1%, to $9.0 million in the third quarter of 2015, compared to the same quarter in the prior year. In December 2014, we borrowed funds under our Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the quarter ended September 30, 2015 was $886.5 million, as compared to $517.0 million in the prior-year quarter. The weighted average interest rate on our debt was 3.7% and 4.9% for the three months ended September 30, 2015 and 2014, respectively, excluding the amortizations of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.5% for the three month periods ended September 30, 2015 and 2014, respectively. The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

Provision for income taxes. During the quarter ended September 30, 2015, we had a $7.5 million provision for income taxes, compared to $8.2 million in the prior-year quarter. Our effective income tax rate decreased slightly to 35.0% for three months ended September 30, 2015, compared to 35.7% for the prior-year period. The decrease in the tax rate is primarily due to the increase in profitability of our U.K. operations, which has a lower tax rate, as a percentage of our total pre-tax profit.

Net income. As a result of the income statement activity discussed above, we had net income of $14.0 million for the three months ended September 30, 2015, compared to net income of $14.8 million in the prior-year quarter.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
Revenues:
Rental	$368,175	$296,919	92.9%	92.1%	$71,256	24.0%
Sales	22,765	23,761	5.7	7.4	(996)	(4.2)
Other	5,320	1,579	1.3	0.5	3,741	236.9

Total revenues	396,260	322,259	100.0	100.0	74,001	23.0

Costs and expenses:
Rental, selling and general expenses	247,809	204,394	62.5	63.4	43,415	21.2
Cost of sales	14,899	16,131	3.8	5.0	(1,232)	(7.6)
Restructuring expenses	4,773	2,909	1.2	0.9	1,864	64.1
Asset impairment charge and loss on divestiture, net	66,128	557	16.7	0.2	65,571	n/a
Depreciation and amortization	45,075	27,920	11.4	8.7	17,155	61.4

Total costs and expenses	378,684	251,911	95.6	78.2	126,773	50.3

(Loss) income from operations	17,576	70,348	4.4	21.8	(52,772)	(75.0)
Other income (expense):
Interest income	1	—	—	—	(1)	n/a
Interest expense	(26,986)	(21,191)	(6.8)	(6.6)	(5,795)	27.3
Foreign currency exchange	(2)	(1)	—	—	(1)

(Loss) income before income tax (benefit) provision	(9,411)	49,156	(2.4)	15.3	(58,567)
Income tax (benefit) provision	(5,480)	17,633	(1.4)	5.5	(23,113)

Net (loss) income	$(3,931)	$31,523	(1.0)%	9.8%	$(35,454)

	Nine Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,		Increase (Decrease) 2015 versus 2014
	2015	2014	2015	2014
	(In thousands, except percentages)
EBITDA	$62,650	$98,267	15.8%	30.5%	$(35,617)	(36.2)%
Adjusted EBITDA (1)	145,912	113,106	37.2	35.1	32,806	29.0
Free Cash Flow	58,010	80,958	14.6	25.1	(22,948)	(28.3)

(1)	The calculation of adjusted EBITDA as a percentage of revenue for the 2015 periods includes a reduction to revenues related to transactions not indicative of our business. See “Non-GAAP Data and Reconciliations” earlier in this report.

Revenues. The following table depicts revenue by type of business for the nine-month periods ended September 30:

	Nine Months Ended September 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Revenues:
Rental	$292,895	$296,919	$(4,024)	(1.4)%	$75,280
Sales	16,892	23,761	(6,869)	(28.9)	5,873
Other	5,267	1,579	3,688	233.6	53

Total revenues	$315,054	$322,259	$(7,205)	(2.2)	$81,206

Total revenues for the nine months ended September 30, 2015 increased $74.0 million, or 23.0%, to $396.3 million, compared to $322.3 million for the same period in 2014. This increase is due to $81.2 million related to the acquired specialty containment business, partially offset by a $7.2 million decrease in portable storage revenues. The divested wood mobile office business contributed approximately $17.0 million of total revenue in the current-year period, as compared to $34.6 million in the prior-year period. Rental revenues as a percentage of total revenues was 92.9%, compared to 92.1% in the prior-year period. Rental revenues for the nine months ended September 30, 2015 increased $71.3 million, or 24.0%, to $368.2 million, compared to $296.9 million for the same period in 2014. Specialty containment rental revenue accounted for $75.3 million of this increase, while portable storage rental revenue decreased $4.0 million to $292.9 million, from $296.9 million in the prior-year period.

Revenues within the portable storage business were affected by the wood mobile office divestiture on May 15, 2015, as discussed earlier in this report. In the first nine months of 2015, the divested business contributed approximately $15.8 million of rental revenue, as compared to $32.5 million of rental revenue in the first nine months of 2014, a difference of $16.7 million.

The rental revenue related to the remaining portable storage business increased approximately $12.8 million, or 4.8%, driven by a 5.0% increase in rental rates. The increased rate was partially offset by unfavorable currency translation rates in the current year, as compared to the prior year. Adjusted for the change in currency translation rates and excluding the divested assets, rental revenue increased approximately 7.0%. Excluding the divested wood mobile offices and adjusted for the effect of unfavorable currency rates, yield increased approximately 5.4%, as compared to the prior-year period.

Revenue from the sales of portable storage and office units for the nine months ended September 30, 2015 decreased $6.9 million, or 28.9%, to $16.9 million, compared to $23.8 million in the same period in 2014. Revenue from specialty containment sales was $5.9 million for the nine months ended September 30, 2015. We focus on rental revenues; as such and in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses. The following table depicts costs and expenses by type of business for the nine-month periods ended September 30:

	Nine Months Ended September 30,
	Portable Storage				Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014		2015
	(In thousands, except percentages)
Costs and Expenses
Rental, selling and general expenses	$200,536	$204,394	$(3,858)	(1.9)%	$47,273
Cost of sales	10,976	16,131	(5,155)	(32.0)	3,923
Restructuring expenses	1,935	2,909	(974)	(33.5)	2,838
Asset impairment charge and loss on divestiture, net	66,128	557	65,571	n/a	—
Depreciation and amortization	26,042	27,920	(1,878)	(6.7)	19,033

Total costs and expenses	$305,617	$251,911	$53,706	21.3	$73,067

Rental, selling and general expenses for portable storage decreased $3.9 million, or 1.9%, and as a percentage of total portable storage revenues increased slightly to 63.7% from 63.4% for the nine months ended September 30, 2015 and 2014, respectively. The increase as a percentage of revenues was largely driven by $3.9 million of expense associated with the transition services agreement, $2.3 million of acquisition-related expenses and $0.8 million related to a proposed unclaimed property settlement. Excluding these items, which we do not consider to be indicative of our business, as well as the $2.5 million of transition services revenue and $1.2 million of revenue associated with the receipt of a sales tax refund; rental, selling and general expenses were 62.2% of total portable storage revenues.

The $7.1 million increase in expenses discussed above was more than offset by approximately $11.0 million of other net decreases, resulting in a $3.9 million total net decrease in rental, selling and general expense within the portable storage business. These decreases were driven by lower fleet freight and fuel, and repairs and maintenance resulting primarily from decreased activity related to the wood mobile office business. In addition, decreasing fuel prices and fleet positioning activity contributed to this decrease. Excluding expense associated with providing transition services, repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.0%, compared to 6.8% in the prior-year period.

The approximately $3.9 million in expenses incurred to provide transition services related to the divestiture of our wood mobile offices includes direct expenses to transport and maintain the assets on behalf of the purchaser, as well as expenses related to wood mobile offices on our leased properties, and certain administrative services such as billing and cash collection.

Specialty containment rental, selling and general expense was $47.3 million for the nine-month period ended September 30, 2015, or 58.2% of total specialty containment revenues.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $11.0 million and $16.1 million in the nine months ended September 30, 2015 and 2014, respectively. Portable storage sales profit was $5.9 million and $7.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Sales profit margin was 35.0% in the current-year period and 32.1% in the prior-year period. Cost of sales related to our specialty containment products was $3.9 million in the nine-month period ended September 30, 2015. Specialty containment product sales profit and profit margin were $2.0 million and 33.2%, respectively, for the nine-month period ended September 30, 2015.

In 2015, restructuring costs relate primarily to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the Company’s shift from managing its operations on a product-oriented basis to a geographic, customer-focused organization. To support this shift, the Company aligned sales leadership with operational leadership. The 2014 restructuring costs primarily relate to the transition of key leadership positions, as well as the closure of our Belfast, North Ireland location.

As discussed previously in this report, during the nine months ended September 30, 2015, we recorded impairment charges and loss on divestiture of $66.1 million related to our wood mobile offices in our North American portable storage segment. See additional discussion regarding the impairment and divestiture of the wood mobile office assets in Note 5 to the accompanying condensed consolidated financial statements. Asset impairment charges, net of recoveries, were $0.6 million for the nine months ended September 30, 2014 and relate to gains and losses upon completion of the sale, or other disposal of assets impaired in a 2013 assessment of the rental fleet resulting in a non-cash impairment charge on long-lived assets.

Depreciation and amortization expense increased $17.2 million for the nine months ended September 30, 2015, as compared to the prior-year period. Increased depreciation of $19.0 million related to the specialty containment business was partially offset by a decrease of $1.9 million related to the portable storage business. Subsequent to the impairment of the wood mobile office business, no additional depreciation was recognized on these assets.

Adjusted EBITDA. Adjusted EBITDA increased $32.8 million, or 29.0%, to $145.9 million, compared to $113.1 million in the prior-year period. Of this increase, $2.4 million related to our portable storage business and $30.4 million related to our newly-acquired specialty containment business. Adjusted EBITDA margins were 37.2% and 35.1% for the nine months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA margins for the nine-month period ended September 30, 2015 were 37.1% for our portable storage business and 37.5% for our specialty containment business.

Interest Expense. Interest expense increased $5.8 million, or 27.3%, to $27.0 million in 2015. In December 2014, we borrowed funds under our Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the nine-month period ended September 30, 2015 was $902.4 million, as compared to $513.2 million in the prior-year period. The weighted average interest rate on our debt was 3.6% and 4.9% for the nine months ended September 30, 2015 and 2014, respectively, excluding the amortizations of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.5% for the nine-month periods ended September 30, 2015 and 2014, respectively. The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

(Benefit) provision for income taxes. During the nine-month period ended September 30, 2015, we had a $5.5 million benefit for income taxes, due to a pre-tax loss of $9.4 million, driven by the asset impairment charge and loss on sale of wood mobile units discussed previously in this report. In the prior-year period, we had a $17.6 million provision for tax on pre-tax income of $49.2 million. Our effective income tax rate increased to 58.2% for nine months ended September 30, 2015, compared to 35.9% for the prior-year period. Our effective tax rate in the current period was higher than our prior year tax rate due to the discrete benefit of $25.5 million recorded in the period related primarily to the wood mobile office divestiture.

Net (loss) income. Primarily due to the $66.1 million impairment and divestiture loss and the other income statement activity discussed above, we had a net loss of $3.9 million for the nine months ended September 30, 2015, compared to net income of $31.5 million in the prior-year period.

Wood Mobile Office Divestiture

Revenues and adjusted EBITDA will decrease in the near term compared to prior periods as a result of the wood mobile office divestiture. Historically, the divested assets have contributed $10 million to $12 million in rental revenue per quarter, and we estimate they contributed $46 million in revenue for the year ended December 31, 2014.

We estimate that in the twelve months ended December 31, 2014, the wood mobile office fleet generated approximately $14 million in adjusted EBITDA. However, due to shared costs and infrastructure, the Company estimates the divestiture would have resulted in an approximately $19 million reduction in 2014 adjusted EBITDA, had it occurred prior to the beginning of that year. We further expect the transaction to be modestly dilutive to net income and earnings per share for the balance of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital-intensive and requires us to acquire assets before they generate revenues, cash flow and earnings. The assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated tax depreciation of our fixed assets. Our free cash flow has been positive, even after capital net expenditures for the past five years. This positive cash flow trend continued for the nine-month period ended September 30, 2015. In addition to cash flow generated by operations, our principal current source of liquidity is our Credit Agreement described below.

Revolving Credit Facility. On February 22, 2012, we entered into a $900.0 million Credit Agreement with Deutsche Bank AG New York Branch and other lenders party thereto. On December 10, 2014, we amended our Credit Agreement to increase the credit facility to $1.0 billion. The Credit Agreement provides for a five-year, revolving credit facility and matures on February 22, 2017. The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. We funded the ETS Acquisition with funds drawn on our Credit Agreement. At September 30, 2015, we had $663.4 million of borrowings outstanding and $330.1 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of September 30, 2015 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate plus a margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans at each measurement date. Based on the pricing grid at September 30, 2015, the applicable margins are 2.0% for LIBOR loans and 1.0% for base rate loans and will be remeasured at the end of the next measurement date, which is within 10 days following the end of each fiscal quarter.

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

We believe our cash provided by operating activities will provide for our normal capital needs for the next twelve months. If not, we have sufficient borrowings available under our Credit Agreement to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we do not presently believe that there is a likelihood that any of our lenders will be unable to honor their respective commitments under the Credit Agreement. Free cash flow was $58.0 million and $81.0 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Senior Notes. At September 30, 2015, we had outstanding $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). Interest on the Senior Notes is payable semiannually in arrears on September 1 and December 1 of each year.

Operating Activities. Net cash provided by operating activities was $113.7 million for the nine months ended September 30, 2015, compared to $87.8 million in the same period in the prior year, an increase of $26.0 million. Although the nine-month period ended September 30, 2015 reflects a net loss of $3.9 million, compared to net income of $31.5 million in the comparable period in the prior-year period, the difference is due primarily to non-cash items. Non-cash items in the current year include, a $66.1 million asset impairment charge and loss on divestiture, $45.1 million in depreciation and amortization and $10.8 million of share-based compensation expense, offset by a $6.1 million decrease in deferred taxes. Non-cash items in the prior year include $17.3 million in deferred tax expense, $27.9 million of depreciation and amortization and $11.6 million of share-based compensation expense.

Excluding the net non-cash income statement items of $118.1 million in the current-year period and $57.0 million in the prior-year period, cash generated by net income increased to $114.1 million, from $88.5 million in the prior-year period. The increase is due primarily to the recently acquired specialty containment business, as well as increased margins in the portable storage business. The change in working capital accounts resulted in cash outflow of $0.4 million in the 2015 period and $0.8 million in the 2014 period, due to normal operating fluctuations.

Investing Activities. Net cash provided by investing activities was $9.0 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $26.8 million for the same period in 2014. Cash received from the divestiture of the wood mobile offices, less associated deferred revenue and customer deposits was $83.3 million, while cash paid for businesses acquired was $18.6 million in the current-year period and $20.0 million in the prior-year period.

Capital expenditures for our rental fleet were $53.5 million, and proceeds from sale of rental fleet units were $13.3 million for the nine months ended September 30, 2015, compared to capital expenditures of $16.3 million and proceeds of $17.8 million for the same period in 2014. Of the $53.5 million in capital expenditures for the rental fleet, $21.3 million related to our North America business, $16.3 million related to our U.K. business and $16.0 million were specialty containment fleet expenditures. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross and net capital expenditures for property, plant and equipment were $17.9 million and $15.5 million, respectively, for the nine-month period ended September 30, 2015 compared to gross and net capital expenditures for property, plant and equipment of $11.7 million and $8.3 million, respectively, for the nine-month period ended September 30, 2014. Current year expenditures include costs to implement our new enterprise resource planning platform and general technology upgrades, as well as costs related to our new corporate headquarters.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2015 was $124.6 million, compared to $59.8 million for the same period in 2014. We used proceeds from the wood mobile office divestiture, as well as free cash flow to pay down $42.1 million on our lines of credit, purchase $55.8 million of treasury shares and pay $25.3 million in dividends. In the prior year, free cash flow was used to pay down $11.9 million on our line of credit, pay $23.6 million in dividends and purchase $25.5 million of treasury shares.

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

At September 30, 2015, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $6.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2015.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this report contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;

•	our ability to increase revenue and control operating costs;

•	our ability to raise or maintain rental rates;

•	our ability to leverage and protect our information technology systems;

•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;

•	competitive developments affecting our industry, including pricing pressures;

•	the timing, effectiveness and number of new markets we enter;

•	our ability to cross-sell our portable storage and specialty containment products,

•	our ability to integrate ETS or other acquisitions;

•	our ability to execute the divestiture of the wood mobile offices and achieve the expected benefits from the divestiture;

•	our ability to obtain borrowings under our Credit Agreement or additional debt or equity financing on acceptable terms;

•	our ability to develop a new scalable enterprise resource platform; and

•	our ability to utilize our deferred tax assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of September 30, 2015, we had $663.4 million of indebtedness under our Credit Agreement, which bears interest at variable rates. The average interest rate applicable to our Credit Agreement was 2.2% for the nine months ended September 30, 2015. Based upon the average amount of our variable rate debt outstanding during the nine months ended September 30, 2015, our annual interest expense would increase by approximately $6.7 million for each one percentage point increase in the interest rate of our lines of credit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 2015	205,567	$35.60	205,453	$109,638
August 2015	437,626	34.29	437,008	94,654
September 2015	—	—	—	94,654

Total	643,193		642,461

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
(3)	In November 2013, the Company’s Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased. In April 2015, the Board approved an increase of $50.0 million to the share repurchase program. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board.

ITEM 6. EXHIBITS

Number	Description

3.1	Certificate of Amendment, dated September 14, 2015, to the Amended and Restated Certificate of Incorporation of the Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2015)

3.2	Third Amended and Restated Bylaws of Mobile Mini, Inc. (effective as of September 14, 2015) (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2015)

23.2*	Consent of Independent Valuation Firm

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: October 22, 2015	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer