Form 10-K
period 2015-12-31
MOBILE MINI INC
filed 2016-02-05
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2015 of the voting common stock held by non-affiliates of the registrant was approximately $1.9 billion.

As of January 25, 2016 there were outstanding 44,708,474 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Certain exhibits are incorporated in Item 15 of this Annual Report on Form 10-K by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

MOBILE MINI, INC.

2015 FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Unless otherwise indicated, the terms “Mobile Mini,” the “Company,” “we,” “us” and “our” refer to Mobile Mini, Inc. together with its consolidated subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2015 Annual Report to Stockholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. The forward-looking statements in this Annual Report on Form 10-K reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries; our ability to manage growth at existing or new locations; our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms; changes in the supply and price of used containers; our ability to increase revenue and control operating costs; our ability to raise or maintain rental rates; our ability to leverage and protect our information technology systems; our ability to protect our patents and other intellectual property; currency exchange and interest rate fluctuations; governmental laws and regulations affecting domestic and foreign operations, including tax obligations, and labor laws; changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units; competitive developments affecting our industry, including pricing pressures; the timing, effectiveness and number of new markets we enter; our ability to cross-sell our portable storage and specialty containment products; our ability to integrate recent acquisitions; our ability to achieve the expected benefits of the divestiture of the wood mobile offices; our ability to develop a new scalable enterprise resource platform; changes in generally accepted accounting principles; changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products; any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; our ability to utilize our deferred tax assets; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Annual Report Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I

ITEM 1.	BUSINESS.

Mobile Mini, Inc. - General

We believe we are the world’s leading provider of portable storage solutions, and are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  Through our wholly owned subsidiary, Evergreen Tank Solutions, Inc. (“ETS”) we are also a leading provider of specialty containment solutions in the United States (“U.S.”).  Our mission is to uphold our leadership positions in portable storage solutions to customers throughout North America and the United Kingdom (“U.K.”) and become the provider of choice for specialty containment products in the U.S.

Business Model

Mobile Mini, founded in 1983, focuses on renting rather than selling our units, with rental revenues representing approximately 93% of our total revenues for the year ended December 31, 2015.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance and generally maintain their value throughout their useful lives.  We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

Our business is comprised primarily of two product categories:

-	Portable Storage Solutions

This category consists of our container and ground level office product offerings. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible storage for a diversified client base of approximately 83,000 customers across various industries, including retail and consumer services, construction, industrial, commercial and governmental. As of December 31, 2015, we offered our portable storage fleet of approximately 205,200 units to our customers who use these products for a wide variety of storage applications, including retail and manufacturing, inventory, maintenance supplies, construction materials and equipment, documents and records, household goods, and as portable offices.

-	Specialty Containment Solutions

Our specialty containment products consist primarily of liquid and solid containment units, pumps and filtration equipment.  Additionally, we provide an offering to our customers of value-added services designed to enhance the efficiency of managing liquid and solid waste. The client base for our specialty containment products includes customers in specialty industries, including chemical, refinery, oil and natural gas drilling, mining and environmental.

As of December 31, 2015, our network includes 133 portable storage locations, 19 specialty containment locations and 7 combined locations.  Included in our portable storage network are 16 locations in the U.K., where we are a leading provider and two in Canada. Our portable storage fleet consists of approximately 205,200 units and our specialty containment business has a fleet of approximately 11,700 units.  In the discussions below, we generally refer to our business and assets as either “portable storage” or “specialty containment.”

Recent Strategic Transactions

On December 10, 2014, we completed the acquisition of ETS, which we refer to as the “ETS Acquisition.”  ETS is the third largest provider of specialty containment solutions in the U.S. and the leading provider in the Gulf Coast.  ETS operates as a separate subsidiary under the ETS name, as does its wholly owned subsidiary, Water Movers, Inc. (“Water Movers”) which primarily offers specialty pump equipment and related services.  Like Mobile Mini, ETS rents long-lived assets with low maintenance requirements.  The acquisition expands Mobile Mini’s product lines and provides significant cross-selling and expansion opportunities as well as modest costs synergies.  These operations are included in our results of operations for the periods subsequent to the acquisition date of December 10, 2014, which includes the entire twelve-month period ended December 31, 2015.

On May 15, 2015, we completed the divestiture of our fleet of approximately 9,400 wood mobile office units within our North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million.  Our business strategy is to invest in high return, low maintenance, long-lived assets.  Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other portable storage products, and our specialty containment products.

Industry Overview

Portable Storage Solutions

The storage industry includes two principal sectors, fixed self-storage and portable storage. The fixed self-storage sector consists of permanent structures located away from customer locations to store excess household goods. We do not participate in the fixed self-storage sector.

The portable storage sector, upon which our business focuses, differs from the fixed self-storage sector, as it brings the storage solution to the customer’s location and fulfills the need for secure storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, and lower price. In contrast to the fixed self-storage sector, the portable storage sector is primarily used by businesses. This sector of the storage industry is highly fragmented and remains primarily local in nature. Although there are no published estimates of the size of the portable storage market, we believe the sector is expanding due to the increasing awareness of the advantages of portable storage and that portable storage units are achieving increased market share compared to other portable options because containers provide ground level access, better protection against wind or water damage, higher security and improved aesthetics, compared to certain other portable storage alternatives such as van trailers.

Certain of our portable storage products serve the modular space industry, which includes mobile offices and other modular structures. We offer steel ground level offices either custom designed and manufactured or made from converted ISO (International Organization for Standardization) containers as well as combination steel ground level office/storage units in varying lengths and widths to serve the various requirements of our customers.

Specialty Containment Solutions

In the specialty containment sector services industry, we service different markets: the industrial market comprised mainly of chemical facilities and refineries, which we call the “downstream” market and, to a lesser extent, companies engaged in the exploration and production of oil and natural gas, which we call the “upstream” market.  Additionally, we serve a diversified group of customers engaged in projects in the construction, pipeline and mining markets.  Downstream customers utilize our equipment and services to manage and remove liquid and solid waste generated by ongoing operating activities as well as turn-around projects and large-scale expansion projects, while upstream customers tend to rent steel tanks to store and transport water and propellant used in well hydraulic fracturing (“fracing”).  Other customers utilize a wide variety of our products differentiated by the type of project in which they are engaged. The liquid and solid containment industry is highly fragmented, consisting principally of local providers, with a handful of regional and national providers.

Business Environment and Outlook

Excluding the divested wood mobile office business, approximately 61% of our estimated combined rental revenue during the twelve-month period ended December 31, 2015 was derived from our North American portable storage business, 21% was derived from our specialty containment business in North America and 18% was derived from our U.K. portable storage business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive increased 2016 demand for our products.  In particular, construction, which represents approximately 41% of our consolidated rental revenue, is forecasted for continued growth for the next several years.  While only 3% of our consolidated rental revenue is generated by upstream oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We believe we are the world’s largest provider of portable storage solutions, a market leader in portable storage solutions in the U.K. where we have nearly 100% geographic coverage, and the third largest provider of specialty containment solutions in the U.S.

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

Superior, Differentiated Products and Service.  We remanufacture used ISO containers and have designed and manufactured our own portable storage units which allows us to offer a wide range of products and proprietary features, including features that provide high-levels of security. This product differentiation within the portable storage sector as well as superior service allows us to gain market share and charge premium rental rates.

We also offer a broad range of specialty containment equipment and value-added services, which enables us to meet customers’ ongoing needs throughout the various life cycles of projects unique to the petrochemical and industrial industry.  Our comprehensive turnkey solutions to customers’ containment, storage, pumping and filtration needs drives the creation of strong long-term partnerships with our customers.

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

National Presence with Local Service.  We have invested significant capital developing a national network of locations that serve most major metropolitan areas in the U.S. and the U.K. Our nationwide presence allows us to offer our products to larger customers who wish to centralize the procurement of portable storage and specialty containment products on a multi-regional or national basis.  We believe we will be able to leverage our national presence and infrastructure in the portable storage U.S. market to facilitate the geographic expansion of our specialty containment business.  In the field, our local managers, sales force and drivers develop and maintain critical personal relationships with customers that benefit from our wide selection of products.

Geographic and Customer Diversification.  Our network of portable storage locations covers nearly all major markets in both the U.S. and U.K., providing us with a broad geographical reach.  Additionally, since portable storage units are used in a multitude of applications, we have established strong relationships with a well-diversified base of portable storage customers, ranging from leading Fortune 500 companies to sole proprietorships. The operation of specialty containment locations concentrated in the Gulf Coast region, further diversifies our geographic presence and customer base.

As a combined company, our geographically- and industry-diversified customer base reduces our susceptibility to the effects of economic downturns in any individual market and industry in which we operate.

Customer Service Focus. The portable storage industry is particularly service intensive. To position ourselves to understand our customers’ needs, we have trained our sales force to focus on all aspects of customer service from the sales call onward. We use Salesforce.com® as our Customer Relationship Management (“CRM”) platform to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance. We use a Net Promoter Score (“NPS”) system to measure customer satisfaction and loyalty through real time surveys conducted by a third party. We utilize customer feedback to drive service improvements across the Company, from our field locations to our corporate headquarters, resulting in proven success as evidenced by our best in class NPS score of 78.6% for 2015. We differentiate ourselves by providing security, convenience, product quality, broad product selection and availability, and customer service. We believe our superior customer service drives customer satisfaction and we survey our customers to ensure that we are easy to do business with.  Approximately 66% of our 2015 portable storage rental revenues were derived from repeat customers.

Within the specialty containment industry, we have leveraged our broad range of products and expertise to differentiate ourselves from competitors. ETS offers a full suite of the liquid and solid containment equipment required to execute a comprehensive containment solution that often must meet stringent regulatory and technical requirements.  In addition we offer a proprietary, sophisticated technology platform that provides detailed real-time data capture, tracking and customized reporting capabilities.  This technology, which may be integrated with customers’ enterprise systems, is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers.  Many of our specialty containment customers are large, blue-chip companies.

Customized Management Information Systems. We continue to make significant investments in the management information systems supporting our operations. Our systems enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance, and support our growth by projecting near-term capital needs. Our customized management information systems provide insight into estimating our forward-looking market potential by territory.  This enables us to be more proactive and timely responsive to drive specific revenue streams.  Field employees and decision makers at all levels have access to real-time information about the business. In addition, we are able to capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. These capabilities result in a competitive advantage over smaller, less sophisticated local and regional competitors.

Business Strategy

Our strategic goal is to accelerate rental revenue growth and expand our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve this goal, we intend to continue execution of the following strategies:

Focus on Core Rental Business with Higher Returning Assets. Our rental business provides predictable recurring revenue and high margins.  We are constantly evaluating our portfolio of product offerings to ensure our capital is invested in products that provide optimal returns. For example, during 2015 we made the strategic decision to divest our wood mobile offices which require significantly more resources to repair, rent and prepare for rental than our other products.

Generate Strong Organic Growth. We focus on increasing market penetration and gaining additional revenues from existing customers as well as gaining new customers through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors.

Opportunistic Geographic Expansion. We believe we have attractive expansion opportunities and have identified over 50 potential new geographic, or underserved, markets in North America where we believe demand for portable storage units is underdeveloped. In 2014 and 2015 we executed an aggregate of ten portable storage acquisitions, which have enabled us to enter new markets, as well as establish new customers in existing markets.  We expect to continue to execute on opportunistic acquisitions in the future.  We also have a proven strategy to enter markets by migrating available fleet to new markets that can be serviced by nearby full-service field locations. From these start-up operational yards, we are able to redeploy existing available fleet, allowing for cost effective new location openings with minimal capital expenditures. We also believe we have the opportunity to geographically expand the markets in which we offer ETS products.

Innovative Product Offering. Our wide offering of products with varying features expands the applications and overall market for our portable storage products. Within our specialty containment products, we offer one of the broadest ranges of services and containment equipment in the industry accompanied by an assortment of pumps and filtration units designed to allow us to partner with customers through every project stage.  We believe that our rental products can continue to generate substantial demand throughout North America and the U.K.

Opportunities for Cross-selling and Expansion. The ETS Acquisition allows us to leverage the combination of Mobile Mini’s portable storage national presence with ETS’ specialty containment expertise to grow revenue by providing new products and services to existing Mobile Mini customers, and by expanding the geographic reach of our specialty containment products to serve customers previously outside of ETS’ historic service area.  Additionally, our significant presence in downstream and industrial markets, particularly in the Gulf Coast region, will allow us to leverage established, long-term specialty containment relationships for their portable storage needs.  We are currently expanding our specialty containment business geographically with openings in Dallas, Philadelphia and are in the process of expanding into Southern California.

Increase Fleet Utilization. We are focused on increasing utilization through improving sales representatives’ productivity and expanding our sales force and increasing the market’s awareness of our products.  Increasing utilization will result in higher rental margins and reduce capital expenditure requirements to meet growth.

Drive Profitability of Existing Locations.  We have established key performance indicators to optimize profitability at individual locations and incentivize local management teams based on the performance of their branch.  We also compare results across locations and regions to identify areas of opportunity for growth or for increased efficiencies.

Continuous Improvement in Our Systems.  We have made significant investments in our management information systems supporting our operations and believe these systems give us a competitive advantage. We have identified newly available technologies to further increase efficiency and data management.  As such, since late 2014 we have been in the process of implementing a new SAP® Enterprise Resource Planning (“ERP”) system, which we expect to execute in stages beginning in the first quarter of 2016.  We believe this investment will result in a scalable platform to support future growth.

Products

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary tri-cam locking system, our Container Guard Lock and other continued improvements in our locking technology both in the markets in which we operate as well as in Europe and China.

Portable Storage Solutions

We offer customers a wide range of portable storage and office products with an assortment of differentiated features such as patented locking systems, premium and multiple door options and approximately 100 different configuration options. Our portable storage units provide secure, accessible storage. Our principal products are listed below:

•

Steel Storage Containers.  Standard portable storage containers are available in lengths ranging from 5 to 45 feet, widths of either 8 feet or 10 feet and a variety of customization options. Doors can be placed at the front, front and back, or the sides of containers. Other options include partitions and shelving. We also market portable records storage units. Records storage units feature high-security doors and locks, electrical wiring, shelving, folding work tables and air filtration systems. We believe our steel storage containers are a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•

Steel Ground Level Offices. We offer steel ground level offices from 10 to 40 feet in length in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. We manufactured many of the units in our fleet and continue to strategically convert portable storage containers into ground level offices. Our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our U.K. products include canteen units and drying rooms for the construction industry. For customers with space limitations, the U.K. office/canteen units can also be stacked two-high with stairs for access to the top unit. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

Specialty Containment Solutions

We offer a broad range of specialty containment equipment and services accompanied by an assortment of pumps, filtration units and waste hauling services. In addition, we offer ancillary products for rental and for sale to our customers, such as: hoses, pipes, filters and spill containment. Our principal products and services include those listed below:

•

Steel Tanks. Our fleet of steel tanks offers flexible sizes and other options such as gas buster steel tanks and open top steel tanks. Applications include:  temporary storage of water and other liquids, thorough mixing, agitation and circulation of stored liquids with other products, removal of gas from fluids circulated in the wellbore - such as mud used during drilling operations, and settling of solids in liquids prior to filtration or discharge.

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

•	Pumps and Filtration Equipment. We offer a variety of pumps and filtration equipment differentiated by size and power. This equipment is used primarily for liquid circulation and filtration.
•	Services. Value-added services performed by our employees include:
-	Transportation of containers for waste management between multiple locations or in-plant,
-	Waste management oversight and service provision by an on-site dedicated team,

-	System design including assessment of pumping, filtration and temporary storage needs, and
-	Field services to correctly install and connect customer containment equipment.

Product Lives and Durability

We rent containers and equipment that have been in our fleet for various lengths of time at similar rates, without regard to the age of the unit.  As such, we have no need for a systematic program to sell rental fleet units as they age.  Generally, sales from our fleet occur due to a particular customer need, having fleet in excess of rental demand at a particular location, or damage beyond economical repair for rental purposes.

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet.  Based on the values assigned in this appraisal our rental fleet net orderly liquidation appraisal value as of December 31, 2015 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2015 was $951.3 million.

Portable Storage Solutions

Steel containers have a long useful life with no technical obsolescence. Our steel portable storage containers and steel ground level offices have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with residual values of 55%. We maintain our steel containers on a regular basis by painting them with rust inhibiting paint, removing rust, and occasionally replacing the wooden floor or a rusted panel. Repainting the outside of storage units is the most common maintenance item.  A properly maintained container is essentially in the same condition as when we initially remanufactured it.

Specialty Containment Solutions

When purchased new, our steel tanks and stainless steel tank trailers have estimated useful lives of 25 years, dewatering and roll-off boxes have useful lives ranging from 15 to 20 years and our pumps and filtration equipment have estimated lives of 7 years.  We do not assume any residual value at the end of the assets’ useful lives.  There is a limited secondary market for specialty containment products. We have outlined a stringent quality control and maintenance program to ensure that only equipment of the highest quality is released to the field. Each container undergoes a thorough visual inspection, hydro-testing and ultrasonic thickness testing to identify maintenance requirements.  Tank maintenance includes repainting with rust inhibiting paint, replacing interior liners, and repairing valves, gaskets and rails. This periodic maintenance keeps the specialty container in essentially the same condition as when we initially purchased it and is designed to maintain the unit’s value.

Depreciation

We depreciate our rental fleet using the straight-line method over each unit’s estimated useful life, after the date we place the unit in service, and the units are depreciated down to their estimated residual values, if any.  Assets obtained through acquisitions are recorded at their then current fair market value and depreciated to their estimated residual value over each asset’s estimated remaining life.

Remanufacturing and Manufacturing of Portable Storage Containers

We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and further customizing units by adding our proprietary easy opening door system and our patented locking system. Modification typically involves splitting some containers into differing lengths.  The capitalized cost for remanufactured units includes the price we paid for the unit, plus the cost of customizing units and freight charges to our location when the unit is first placed in service.  For manufactured units, cost includes our manufacturing cost, customization costs and freight charges to our location when the unit is first placed in service.

We believe we are able to procure ISO containers at competitive prices because of our volume purchasing power. If needed in the manufacturing or remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint. Typically we do not have long-term contracts with vendors for the supply of any raw materials.

Additionally, we manufacture custom sale orders at our Maricopa, Arizona facility as well as, remanufacture and perform repairs and maintenance on our existing rental fleet.

Rental Fleet Composition

The table below outlines the composition of our portable storage rental fleet at December 31, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$612,782	173,668	85%
Steel ground level offices	346,233	29,337	14
Other	7,052	2,233	1
Portable storage rental fleet	966,067	205,238	100%
Accumulated depreciation	(142,338)
Portable storage rental fleet, net	$823,729

The table below outlines the composition of our specialty containment rental fleet at December 31, 2015:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$55,467	2,902	25%
Roll-off boxes	25,161	5,058	43
Stainless steel tank trailers	28,160	647	6
Vacuum boxes	9,852	1,129	10
Dewatering boxes	5,383	647	6
Pumps and filtration equipment	13,964	1,361	10
Other	6,843	n/a
Specialty containment rental fleet	144,830	11,744	100%
Accumulated depreciation	(17,236)
Specialty containment rental fleet, net	$127,594

Operations

Our senior management analyzes and manages our business as (i) two portable storage solutions business segments: North America and the U.K. and (ii) one specialty containment business segment. To effectively manage this business across different geographic areas, we divide these business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their respective segment, generally has similar economic characteristics covering all products rented or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and field operations management.  Further financial information by segment is provided in Note 16 to the accompanying consolidated financial statements.

To accelerate the integration and facilitate the execution of cross-selling opportunities, during 2015 the North American field operations were reorganized to reflect a geographic customer-focused organization, whereby division management is responsible for marketing, renting and servicing all product lines within their geographic area.

We locate our field operations in markets with attractive demographics and strong growth prospects. Within each market, we are located in areas that allow for easy delivery of units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. A typical branch consists of outdoor storage space for units not currently on rent and a small office.

Each branch has a manager who has overall supervisory responsibility for all operational activities. Field location managers report to regional managers who each generally oversee multiple locations. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in the U.K.). Performance-based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional managers and field managers.

Locations have dedicated sales staff and transportation personnel that deliver and pick up units from customers. We also supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate. The locations have delivery trucks and forklifts to load, transport and unload units and a yard staff responsible for unloading and stacking units. Portable storage steel units can be stored by stacking them to maximize usable ground area. Our field locations perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements either externally or to a senior repair team.

Sales and Marketing

Portable Storage Solutions

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). Our field sales representatives handle local inbound calls and work to develop their branch territory and local relationships through effective networking and sales calls. The NSC handles overflow inbound calls and digital leads from new customers and initiates outbound sales campaigns to new and existing customers not serviced by sales representatives at our local locations.  Our entire staff works with our local field managers and dispatchers to ensure customers receive integrated first-class, one-call service from initial call to delivery.  We believe that offering local salesperson presence for customers, along with the efficiencies of a centralized sales operation for customers not needing a local sales contact, allows us to provide high levels of customer service and serve all of our customers in a dedicated, efficient manner.

Our sales and marketing personnel provide information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of rental and customer service. Our field locations communicate with one another and with corporate headquarters through our ERP system and our CRM platform, Salesforce.com®. This centralization of information enables the sales team to share leads and other information and permits management to monitor and review sales and rental productivity on a location-by-location basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

Our nationwide presence in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. Within our portable storage business, we are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers.  Our largest customers tend to participate in our National Account Program. We provide our national account customers with service guarantees, which assure them they will receive the same superior customer service and access to high quality, diverse fleet from any of our field locations. This program has helped us succeed in leveraging customer relationships developed at one location across our entire network of locations.

We focus a significant portion of our marketing expenditures on digital initiatives for both existing and potential customers. We also use targeted direct email and digital programs to build brand awareness by communicating market specific features and tying them to industry benefits of using portable storage solutions. We have implemented aspects of search engine marketing like remarketing, Pay Per Click, content curation, and organic search best practices to drive our customers to on-line lead generation with real-time access to our CRM platform. Immediately after completion of the online form, our dedicated sales force will make contact with the customer and complete the request.  External market research vendors are an integral part of our sales and marketing approach.  Additionally, our Web site includes value-added features such as product video tours, payment capabilities and real time sales inquiries that enable customers to chat live with salespeople.

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

Customers

Portable Storage Solutions

In 2015, we served approximately 83,000 customers.  Within the portable storage solutions product lines, our first and second largest customers accounted for 4.4% and 0.9%, respectively, of portable storage rental revenues and our 20 largest customers combined accounted for approximately 10.5% of portable storage rental revenues.  During 2015, approximately 56% of our customers rented a single unit. We target customers who we believe can benefit from our portable storage solutions, either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes.

Specialty Containment Solutions

Our specialty containment customers are concentrated in the Gulf Coast region of the U.S. and are generally large companies, including blue-chip companies, with whom we have long-term relationships. During the year ended December 31, 2015, our first and second largest specialty containment customers accounted for approximately 14.1% and 5.8%, respectively, of specialty containment rental revenues and our 20 largest customers combined accounted for approximately 51.8% of specialty containment rental revenues.  Generally, our specialty containment customers belong in one of the following three categories:

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

We estimate that total 2015 ETS revenue was 64%, 14% and 22% from downstream, upstream and diversified customers, respectively.

Combined Customer Base

The following table provides an overview of our customers and the estimated portion of total rental revenue, excluding revenue related to the divested wood mobile business, generated by each customer group during the year ended December 31, 2015:

Business	Estimated Percentage	Representative Customers
Construction	41%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders, and equipment rental companies

Consumer service and retail businesses	22%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations

Industrial and commercial	23%	Major processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.

Government and institutions	3%	National, state and local agencies and municipalities, schools, hospitals, medical centers, military, Native American tribal governments and reservations.

Oil and gas	3%

Companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods (including fracing)

Other	8%

Total	100%

Rental Terms

Portable Storage Solutions

We enter into contracts with our portable storage customers based on a monthly rate.  The rental continues until cancelled by the customer or the Company. On average, the steel storage containers on rent at December 31, 2015, have been in place for 30 months, and the steel ground level offices on rent at December 31, 2015 have been in place for 14 months. Our rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver from us to avoid damage liability in certain circumstances, which provides us with an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.

Specialty Containment Solutions

Specialty containment product rental contracts specify that the customer is responsible for carrying commercial general liability insurance, is liable for any damage to the unit beyond ordinary wear and tear, and for all materials the customer contains in rented equipment. The customer is contractually responsible for the cost of delivery and pickup, as well as thoroughly emptying and cleaning the equipment before return.  Rental contracts typically offer daily, weekly or monthly rates.  Duration of rental varies widely by application, and the rental continues until the unit is returned clean.

Competition

In all segments, we face competition from local and regional companies, as well as national companies, in substantially all of our current markets. We compete with several large national and international companies in our ground level office product line. Our competitors include lessors of storage units, mobile offices, van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. In our portable storage segment, we compete primarily in terms of security, convenience, product quality, broad product selection and availability, rental rates and customer service. In our core portable storage business, our largest competitors are Algeco Scotsman, PODS, Pac-Van, 1-800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp, and Wernick Hire, along with other national, regional and local companies. In our specialty containment business we compete based on factors including:  quality and breadth of equipment, technical applications expertise, knowledgeable and experienced sales and service personnel, on-time delivery and proactive logistics management, geographic areas serviced, rental rates and customer service. Our competitors include BakerCorp, Rain For Rent and Adler Tanks.

Employees

As of December 31, 2015, we employed 1,982 employees, the majority of which are full time.  Of these employees, 1,589 are employed in North America and 393 are employed in the U.K.  No employees are currently covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Environmental and Safety

Our operations, and the operations of certain of our customers, are subject to numerous federal and local laws and regulations governing environmental protection and transportation. These laws regulate such issues as wastewater, storm water and the management, storage and disposal of, or exposure to, hazardous substances.  We are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material adverse effect on our business, financial position or results of operations.  However, failure by us to comply with applicable environmental and other requirements could result in fines, penalties, enforcement actions, third party claims, remediation actions, and could negatively impact our reputation with customers. We have a company-wide focus on safety and have implemented a number of measures to promote workplace safety. Customers are increasingly focused on safety records in their sourcing decisions due to increased regulations to report all incidents that occur at their sites and the costs associated with such incidents.

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC and which will be available free of charge on our Web site. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our Web site. Information contained on our Web site is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

Our business, results of operations and financial condition are subject to numerous risks and uncertainties. Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities.

RISKS RELATED TO OUR BUSINESS

We may experience difficulties implementing our new global ERP system.

We are engaged in a multi-year development of a new global ERP system. We expect this implementation to begin in the first quarter of 2016.  The ERP system is designed to accurately maintain our books and records and provide information important to the operation of the business to our management team. Our ERP system will continue to require significant investment of human and financial resources. In implementing the ERP system, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP system could adversely affect our ability to process orders, deliver units, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise which could significantly impact our operations and financial performance.

We may not be able to successfully integrate past acquisitions, or complete and integrate future acquisitions, or greenfield expansions.

Any acquisition or expansion may result in additional and unexpected expenses, and the anticipated benefits of the integration of an acquisition or expansion may not be realized. In addition, we may assume certain liabilities in connection with any acquisition.  To the extent there are unrecorded liabilities, including current or future environmental-related costs, which we failed to discover during our due diligence investigations and that are not subject to indemnification or reimbursement, our future operations could be materially and adversely affected.

We may not be able to successfully complete future strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

In connection with potential future acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results in the following manner:

•	key personnel of the acquired company may decide not to work for us;
•	we may experience business disruptions as a result of information technology systems conversions;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;
•	we may be held liable for environmental risks and liabilities as a result of our acquisitions or expansion, some of which we may not have discovered during our due diligence;
•

we may assume the liabilities of companies we acquire or properties we expand to in the future, including liabilities for environmental-related costs, which could materially and adversely affect our business;

•	our ongoing core business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize anticipated cost savings, synergies or other financial benefits.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may impact customers.

We have responded to past economic slowdowns by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy of using local sales people in addition to a centralized call center team is designed to meet customer needs and drive revenue growth but differs from our historic sales structure.  No assurance can be given that these strategies will achieve the desired goals and efficiencies in the future. The success of these strategies is dependent on a number of factors that are beyond our control.

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

The portable storage and specialty containment industries are highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are and may have lower fixed costs and may be better able to withstand adverse market conditions within the industry. Additionally, some of our competitors currently offer products outside of our offerings or may have better brand recognition in some end customer sectors. If these competitors use their brand awareness to enter our product offerings, customers may choose these competitors’ products over ours and we could lose business. Our competitors typically compete aggressively on the basis of pricing and may continue to impact our ability to attract and retain customers or maintain the rental rates we charge. Additionally, general economic factors could negatively impact the rental rates we are able to charge. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations as we would have lower margins. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

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

None of our employees are presently covered by collective bargaining agreements.  From time to time various unions attempt to organize certain of our employees. We cannot predict the outcome of any continuing or future efforts to organize our employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.

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

As needed, we purchase, remanufacture and modify used ISO containers in order to expand our rental fleet. If used ISO container prices increase substantially these price increases could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the rental rates on their storage units. As a result, we may need to lower our rental rates to remain competitive. These events could cause our revenues and our earnings to decline.

We depend on our suppliers for the specialty containment equipment we rent to customers.

Nearly all the specialty containment equipment we rent to customers is manufactured for us by a limited number of suppliers, none of with whom we maintain long-term contracts. If our suppliers were unable or unwilling to provide us with such equipment, our operations would be affected if we were unable to obtain the equipment necessary to operate and grow our business.  Also, should our suppliers substantially increase their prices (due to increased demand in certain products, or otherwise), we may not be able to raise our rental rates to absorb such increased cost.  These events could cause our revenues and earnings to decline.

The supply and cost of raw materials we use in remanufacturing and repairing units fluctuates and could increase our operating costs.

As needed, we remanufacture and repair units for our rental fleet and for sale. In these processes, we purchase steel, paint, glass and other raw materials from various suppliers. We cannot be sure that an adequate supply of these materials will continue to be available on terms acceptable to us. The raw materials we use are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our operations and earnings. Rapid increases in raw material prices are often difficult to pass through to customers, particularly to rental customers. If we are unable to pass on these higher costs, our profitability could decline. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition could decline.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by products rented or sold by us; (ii) motor vehicle accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage, (v) cyber-security breaches, and (vi) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.

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

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.

At December 31, 2015, we had $706.4 million of goodwill and $73.2 million of unamortized intangible assets on our Consolidated Balance Sheet. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill is reviewed at least annually for impairment. Both goodwill and intangible assets are reviewed for impairment when an indicator is present. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the Company.

For more information, see the “Notes to Consolidated Financial Statements” included in our financial statements contained in this Annual Report on Form 10-K.

If we fail to attract and retain key management and personnel, we may be unable to implement our business plan.

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our chief executive officer (“CEO”) and operational management. Our success in retaining a CEO and attracting and retaining qualified people, particularly local operational and sales management, is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions, as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

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

An economic slowdown in the U.S. or international economy, including non-residential spending and energy prices, may cause substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector which could impact our business in a variety of ways, including:

•	a reduction in consumer and business spending, which would result in a reduction in demand for our products;
•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and
•	an increase in payment risk with others we do business with, including financial institutions.

Without similar changes in expenses, which may be difficult to achieve, our margins will contract if revenue falls, and ultimately may result in having a material adverse effect on our financial condition.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2015, we had $200.0 million in aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) and $667.7 million of indebtedness under our Amended and Restated ABL Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and other lenders party thereto (the “Credit Agreement”). Our substantial indebtedness could have adverse consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, pay dividends, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes;
•	expose us to the risk of increased interest rates, as approximately 73.7% of our borrowings are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions or pursuing business opportunities; and
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

Our Credit Agreement requires us, under certain limited circumstances, to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Senior Notes, and the Credit Agreement.

The indenture governing the 7.875% Senior Notes contains various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is a default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. The Senior Notes do not contain financial maintenance covenants and the financial maintenance covenants under the Credit Agreement are not applicable unless we fall below specific borrowing availability levels.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the Credit Agreement or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, including the Senior Notes.

The amount we can borrow under our Credit Agreement depends in part on the value of our rental fleet. If the value of our rental fleet declines under appraisals our lenders receive, the amount we can borrow will similarly decline. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our rental fleet. We would be in breach of certain of these covenants if the value of our rental fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our obligations under our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control. See the table under “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” for disclosure regarding the amount of cash required to service our debt.

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

We derived approximately 16.6% of our total revenues in 2015 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiaries are translated at the period-end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

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

Global capital and credit market conditions could have an adverse effect on our ability to access the capital and credit markets, including our revolving credit facility.

Disruptions in the global credit markets that materially impact liquidity in the debt market, making financing terms for borrowers less attractive or, in some cases, unavailable altogether, have occurred in the past and may occur again in the future. Such a disruption could result in the unavailability of certain types of debt financing, including access to revolving lines of credit. We engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed. However, future credit market conditions could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facility, which could have an adverse effect on our business, financial condition and results of operations.

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

Federal, state, local, foreign and provincial laws and regulations regulate such issues as wastewater, storm water, air quality and the management, storage and disposal of, or exposure to, hazardous substances and hazardous and solid wastes. Several aspects of our businesses may involve risks related to environmental and health and safety liability. For example, we own, transport and rent tanks and boxes in which waste materials are placed by our customers. While we have a policy which, with certain limited exceptions, requires customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.  Additionally, we provide waste hauling services, which involves environmental risks during transport.  While we endeavor to comply with all regulatory requirements, failure to be in compliance with any environmental regulatory requirements may increase our compliance or remediation costs or cause restrictions on our business, either of which could have a material effect on our financial position or results of operations.

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

Approximately 14% of ETS’ rental revenue for the year ended December 31, 2015, is related to customers involved in the upstream exploration and production of oil and natural gas.  A portion of this revenue involves rentals to customers that use the fracing method to extract natural gas.  The Environmental Protection Agency is studying the potential adverse effects that fracing may have on the environment and public health, and has issued regulations or guidance regarding certain aspects of the process.  Other federal, state and local governments and governmental agencies have also begun to investigate and/or regulate fracing.  Additional governmental regulation could result in increased costs of compliance or the curtailment of fracing in the future, which would adversely affect our revenue and results of operations.

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

Volatility may cause wide fluctuations in the price of our common stock on the NASDAQ Global Select Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geopolitical events or the financial markets;
•	variations in our quarterly operating results;
•	changes in financial estimates by securities analysts;
•	other developments affecting us, our industry, customers or competitors;
•	changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors;
•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ businesses, particularly those operating in the construction sectors;
•	the market perception that we are exposed to oil and gas production more than we currently are, and the related stock market volatility around oil and gas production companies;
•	rental rate changes in response to competitive factors;
•	bankruptcy or insolvency of our customers, thereby reducing demand for our used units;
•	seasonal rental patterns;
•	acquisitions or divestitures and related costs;
•	labor shortages, work stoppages or other labor difficulties;
•	possible unrecorded liabilities of acquired companies;
•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, or divestiture or impairment of assets;
•	the operating and stock price performance of companies that investors deem comparable to us; and
•	the number of shares available for resale in the public markets under applicable securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

The location and general character of our principal properties are as follows:

Corporate and administrative:

•

Our corporate and administrative offices are located in Phoenix, Arizona. These leased offices occupy approximately 50,000 square feet of office space, including our NSC. The lease term expires in October 2025.

•	Our U.K. headquarters are located in Stockton-on-Tees, United Kingdom, where we lease approximately 10,000 square feet of office space. The lease term expires in July 2017.

Field Locations. We locate our field operations in markets with attractive demographics and strong growth prospects. Within each market, we are located in areas that allow for easy delivery of units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. A typical branch consists of outdoor storage space for units not currently on rent and a small office. These properties tend to be one to five acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.  In North America we own 3 locations, and in the U.K., we own 2 locations. We lease the remaining locations in which we operate.

Other. We own a 43-acre facility in Maricopa, Arizona that is primarily used to rebrand, remanufacture and perform major repairs and maintenance on our existing rental fleet and build custom sale units.

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

	2015		2014
	High	Low	High	Low
Quarter ended March 31,	$44.47	$35.60	$45.68	$37.69
Quarter ended June 30,	44.45	36.38	49.02	40.14
Quarter ended September 30,	42.79	29.07	49.68	34.97
Quarter ended December 31,	37.16	29.52	45.48	34.32

We had 66 holders of record of our common stock on January 25, 2016.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

In November 2013, our Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend paid in the first quarter of 2014. Each dividend payment is subject to review and approval by the Board.  During fiscal 2015, we paid cash dividends of approximately $0.75 per share for a total of $33.7 million.  Our Credit Agreement contains certain restrictions on the declaration and payment of dividends.

Issuer Purchases of Equity Securities

On November 6, 2013, the Board approved a share repurchase program authorizing up to $125.0 million of our outstanding shares of common stock to be repurchased. On April 17, 2015, the Board authorized up to an additional $50.0 million of our outstanding shares of common stock to be repurchased, for a total of $175.0 million under the share repurchase program. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. All shares repurchased are held in treasury.

During fiscal 2015, we purchased approximately 1.7 million shares of our common stock at a cost of $61.0 million under the authorized share repurchase program.  During fiscal 2015, we also withheld approximately 21,000 shares of vested stock awards from employees, for an approximate value of $0.8 million, upon vesting of stock awards to satisfy minimum tax withholding obligations.  These shares were not acquired pursuant to the share repurchase program.

The table below summarizes the information about purchases of our common stock during the quarterly period ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
October 2015	41	$33.83	—	$94,654
November 2015	110,607	33.96	108,055	90,988
December 2015	72,105	31.25	63,995	88,990
Total	182,753		172,050

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
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

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index if $100 were invested in our common stock and each index on December 31, 2010.

Comparison of Five Year Cumulative Total Return*

Among Mobile Mini, Inc., the Standard & Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index

	2010	2011	2012	2013	2014	2015
Mobile Mini, Inc.	$100.00	$88.62	$105.89	$209.14	$209.11	$163.93
Standard & Poor's SmallCap 600	100.00	101.02	117.51	166.05	175.61	172.14
NASDAQ US Benchmark TR Index	100.00	100.31	116.79	155.90	175.33	177.82

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data reflect the results of operations, cash flow and balance sheet data as of and for the years ended December 31, 2011 through 2015.  You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Rental	$494,715	$410,362	$366,286	$339,975	$314,695
Sales	29,953	31,585	38,051	37,759	41,675
Other	6,109	3,527	2,149	2,162	2,700
Total revenues	530,777	445,474	406,486	379,896	359,070
Costs and expenses:
Rental, selling and general expenses	326,252	280,948	237,567	218,709	201,239
Cost of sales	19,671	21,944	25,413	23,178	26,149
Restructuring expenses	20,798	3,542	2,402	7,123	1,059
Asset impairment charge and loss on divestiture, net	66,128	557	38,705	—	—
Depreciation and amortization	60,344	39,334	35,432	35,982	35,432
Total costs and expenses	493,193	346,325	339,519	284,992	263,879
Income from operations	37,584	99,149	66,967	94,904	95,191
Other income (expense):
Interest income	1	—	1	1	—
Interest expense	(35,900)	(28,729)	(29,467)	(37,268)	(46,120)
Debt restructuring/extinguishment expense	—	—	—	(2,812)	(1,334)
Deferred financing costs write-off	(931)	—	—	(1,889)	—
Foreign currency exchange	(2)	(1)	(2)	(4)	(6)
Income from continuing operations before income tax (benefit) provision	752	70,419	37,499	52,932	47,731
Income tax (benefit) provision	(4,822)	26,033	12,275	18,509	16,578
Income from continuing operations	5,574	44,386	25,224	34,423	31,153
Loss from discontinued operation, net of tax	—	—	(1,302)	(245)	(557)
Net income	5,574	44,386	23,922	34,178	30,596
Earnings allocable to preferred stockholders	—	—	—	—	(966)
Net income available to common stockholders	$5,574	$44,386	$23,922	$34,178	$29,630

Earnings per Share:
Basic
Income from continuing operations	$0.12	$0.96	$0.55	$0.77	$0.72
Loss from discontinued operation	—	—	(0.02)	—	(0.01)
Net income	$0.12	$0.96	$0.53	$0.77	$0.71

Diluted
Income from continuing operations	$0.12	$0.95	$0.55	$0.76	$0.70
Loss from discontinued operation	—	—	(0.03)	—	(0.01)
Net income	$0.12	$0.95	$0.52	$0.76	$0.69

Weighted average number of common and common share equivalents outstanding
Basic	44,953	46,026	45,481	44,657	41,566
Diluted	45,460	46,725	46,096	45,102	44,569

Other Data:
Net cash from operating activities	$152,814	$120,625	$116,111	$90,949	$84,969
Net cash from investing activities	(14,415)	(446,752)	(6,020)	(29,383)	(12,787)
Net cash from financing activities	(140,576)	329,780	(110,345)	(60,719)	(71,063)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Operating Data (unaudited):
Number of portable storage stand-alone locations (at year end)	133	136	136	135	132
Number of specialty containment stand-alone locations (at year end)	19	24	—	—	—
Combined portable storage and specialty containment locations (at year end)	7	—	—	—
Portable storage rental fleet units (at year end)	205,695	213,546	212,898	233,728	236,685
Specialty containment rental fleet units (at year end)	11,744	10,265	—	—	—
Portable Storage rental fleet utilization (annual average) (1)	69.4%	68.6%	65.8%	60.0%	57.1%
Specialty Containment rental fleet utilization (annual average) (1)(2)	68.0	—	—	—	—

(1)	Average utilization defined as average units on rent divided by average rental fleet size in units.
(2)	Specialty containment business acquired in December 2014. The twelve months ended December 31, 2015 is the first meaningful period for this statistic.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Rental fleet, net	$951,323	$1,087,056	$979,276	$1,028,773	$1,016,031
Total assets	1,979,222	2,103,174	1,677,374	1,727,560	1,707,500
Total debt	905,982	930,436	528,095	643,343	696,472
Stockholders' equity	765,529	854,531	855,544	809,519	753,914

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

We present EBITDA and adjusted EBITDA because we believe that they provide an overall evaluation of our financial condition and useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements. EBITDA and adjusted EBITDA have certain limitations as analytical tools and should not be used as substitutes for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage. The GAAP financial measure that is most directly comparable to EBITDA margin is operating margin, which represents operating income divided by revenues.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except percentages)
Non-GAAP Data:
EBITDA	$97,927	$138,482	$102,398	$130,883	$130,617
EBITDA margin	18.4%	31.1%	25.2%	34.5%	36.4%
Adjusted EBITDA	$200,836	162,141	157,465	145,447	140,130
Adjusted EBITDA margin	38.1%	36.4%	38.7%	38.3%	39.0%
Free cash flow	$73,644	104,819	109,414	65,129	79,965

Reconciliation of net income to EBITDA and adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$5,574	$44,386	$23,922	$34,178	$30,596
Loss from discontinued operation, net of tax	—	—	1,302	245	557
Interest expense	35,900	28,729	29,467	37,268	46,120
Income tax (benefit) provision	(4,822)	26,033	12,275	18,509	16,578
Depreciation and amortization	60,344	39,334	35,432	35,982	35,432
Debt restructuring/extinguishment expense	—	—	—	2,812	1,334
Deferred financing costs write-off	931	—	—	1,889	—
EBITDA	97,927	138,482	102,398	130,883	130,617
Share-based compensation expense (1)	12,277	14,490	13,956	7,151	6,438
Restructuring expenses (2)	20,798	3,542	2,402	7,123	1,059
Acquisition-related expenses (3)	2,650	5,070	4	139	610
Asset impairment charge and loss on divestiture, net (4)	66,128	557	38,705	—	—
Sales tax refund (5)	(1,176)	—	—	—	—
Transition services revenue (6)	(2,997)	—	—	—	—
Transition services expense (6)	4,357	—	—	—	—
Other (7)	872	—	—	151	1,406
Adjusted EBITDA	$200,836	$162,141	$157,465	$145,447	$140,130
EBITDA margin	18.4%	31.1%	25.2%	34.5%	36.4%
Adjusted EBITDA, margin (8)	38.1	36.4	38.7	38.3	39.0

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$152,814	$120,625	$116,111	$90,949	$84,969
Discontinued operation	—	—	732	11	362
Interest paid	32,372	24,559	25,947	35,145	42,683
Income and franchise taxes paid	4,935	1,103	1,114	831	816
Share-based compensation expense, including share-based restructuring expense (1)(2)	(13,827)	(15,071)	(14,714)	(9,575)	(6,456)
Asset impairment charge and loss on divestiture, net (4)	(66,128)	(557)	(38,217)	—	—
Non-cash restructuring expense, excluding share-based compensation (2)	(12,411)	—	—	—	—
Loss on disposal of discontinued operation	—	—	(1,948)	—	—
Gain on sale of rental fleet	6,402	5,732	9,682	11,781	13,800
(Gain) loss on disposal of property, plant and equipment	(2,188)	(348)	(247)	130	(91)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	479	4,419	1,480	2,899	4,148
Inventories	(945)	(2,680)	393	(1,352)	1,242
Deposits and prepaid expenses	833	1,416	(653)	(537)	(1,067)
Other assets and intangibles	22	(17)	(10)	161	33
Accounts payable and accrued liabilities	(4,431)	(699)	2,728	440	(9,822)
EBITDA	$97,927	$138,482	$102,398	$130,883	$130,617

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense.

(2)

The Company has undergone restructuring actions to align its business operations.  For more information related to the 2015, 2014 and 2013 restructuring costs, see Note 15 to the accompanying consolidated financial statements.  In 2012 restructuring expenses primarily relate to a transition in leadership, including our then President and CEO.  In 2011 restructuring expenses primarily relate to reductions in our workforce.

(3)	Incremental costs associated with acquisitions.
(4)

In 2015 these costs represent asset impairment charge and loss on divestiture of the wood mobile offices, net.  In 2014 and 2013, these costs  primarily represent the non-cash impairment charge for the write-down on certain assets classified as held for sale in the second quarter of 2013 and the loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in 2013.

(5)	Revenue of $1.2 million associated with a sales tax refund.
(6)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile divestiture, including expenses related to wood mobile offices on our leased properties.

(7)

Other expenses in 2015 are related to the settlement of an outstanding unclaimed property liability with the state of Delaware.  In 2011, these expenses primarily include start-up costs related to our new locations and asset repositioning expenses.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$152,814	$120,625	$116,111	$90,949	$84,969

Additions to rental fleet	(74,732)	(27,279)	(28,826)	(43,934)	(29,824)
Proceeds from sale of rental fleet	16,865	23,053	35,951	29,358	36,201
Additions to property, plant and equipment	(31,163)	(15,779)	(15,792)	(12,741)	(11,498)
Proceeds from sale of property, plant and equipment	9,860	4,199	1,970	1,497	117
Net capital expenditures	(79,170)	(15,806)	(6,697)	(25,820)	(5,004)

Free cash flow	$73,644	$104,819	$109,414	$65,129	$79,965

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 93.2% of our total revenues for the year ended December 31, 2015.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance costs and generally maintain their value throughout their useful lives. We also sell new and used units, and provide delivery, installation and other ancillary products and value-added services.

On December 10, 2014 we completed the ETS Acquisition. ETS is the third largest provider of specialty containment solutions in the U.S. and the leading provider in the Gulf Coast region.  ETS operates as a separate subsidiary of ours under the ETS name (as does its wholly owned subsidiary, Water Movers), and its operations are included in our results of operations for all of 2015, and the portion of 2014 subsequent to the acquisition date, which is less than one month.

On May 15, 2015, we completed the divestiture of our North American wood mobile office fleet.  Our business strategy is to invest in high-return, low-maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other portable storage products and our specialty containment products. The total impairment and loss on the divestiture of the wood mobile offices was $66.1 million during the year ended December 31, 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4 to the accompanying consolidated financial statements.

As part of overall integration and expansion of ETS into the existing Mobile Mini footprint, in the fourth quarter the Company determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base.  To accommodate the needs of the planned combined operations, the Company is leasing new property, exiting certain properties and has abandoned approximately 5,000 units of the portable storage fleet in Southern California legacy yards.  This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter, representing the write-down of the fleet to zero value. Our restructuring activities, including the ETS integration, the shift to managing operations on a geographic basis and the alignment of our salesforce and processes with our new product-centered focus resulted in total restructuring charges of $20.8 million in 2015.

Throughout 2015, our operational strategic goals included growing revenue and expanding our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve this goal, we concentrated on generating growth in our core rental business through strong organic growth and opportunistic geographic expansions.  We also actively manage fleet utilization and seek to control costs.

Also in 2015, key initiatives included a focus on opportunities for cross-selling of products and growth by leveraging Mobile Mini’s and ETS’ respective geographic coverage and customer bases and the development of a new ERP system to further increase efficiency and data management, and provide a scalable platform for growth.

As of December 31, 2015, our network includes 133 portable storage locations, 19 specialty containment locations and 7 combined locations.  Our portable storage fleet consists of approximately 205,200 units and our specialty containment business has a fleet of approximately 11,700 units.

For the year ended December 31, 2015, our achievements include:

•	Grew total rental revenues 20.6% year-over-year,
•	Increased adjusted EBITDA to $200.8 million and increased adjusted EBITDA margin to 38.1%,
•	Successfully continued execution on our strategy to focus on high-return, low-maintenance assets by divesting our wood mobile office business,
•	Within the portable storage business, excluding the divested wood mobile office business:
-	Increased year-over-year portable storage solutions rental rates by 4.5%, and yield by 4.6% when adjusting for unfavorable currency rates,
-	Grew total rental revenues 6.7% when adjusting for unfavorable currency fluctuations, and
-	Increased year-end units on rent by 4.3%,
•

Created more capital flexibility and positioned Mobile Mini for future growth through the refinancing of our prior ABL Credit Agreement, dated February 22, 2012, with Deutsche Bank, as administrative agent, and the other lenders party thereto (as amended and supplemented, the “Prior Credit Agreement”) to extend the maturity of the Credit Agreement to December 2020 and reduce interest rate borrowing margins,

•	Utilized $73.6 million in free cash flow and $83.3 million received in conjunction with our wood mobile office divestiture to create and return shareholder value:
-	Repurchased $61.8 million in treasury shares,
-	Paid $33.7 million in shareholder dividends, and
-	Reduced the balance on our lines of credit by $37.8 million, and
•	Drove continuous improvement in safety as a result of continued company-wide focus:
-

Over the past two years we have reduced the Occupational Health and Safety Act, or OSHA, Incident Rate for our portable storage business by 26%, the number of Department of Transportation violations by 52% and our auto incidents by 53%.

Business Environment and Outlook.  Excluding the divested wood mobile office business, approximately 61% of our revenue during the twelve-month period ended December 31, 2015 was derived from our North American portable storage business, 21% was derived from our specialty containment business in North America and 18% was derived from our UK portable storage business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 41% of our consolidated rental revenue is forecasted for continued growth for the next several years.  While only 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

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

In addition to focusing on GAAP measurements, we focus on EBITDA, adjusted EBITDA, and free cash flow to measure our operating results.  As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in “Item 6. Selected Financial Data.”

Results of Operations

Twelve Months Ended December 31, 2015, Compared to Twelve Months Ended December 31, 2014

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
	(In thousands, except percentages)
Revenues:
Rental	$494,715	$410,362	93.2%	92.1%	$84,353	20.6%
Sales	29,953	31,585	5.6	7.1	(1,632)	(5.2)
Other	6,109	3,527	1.2	0.8	2,582	73.2
Total revenues	530,777	445,474	100.0	100.0	85,303	19.1
Costs and expenses:
Rental, selling and general expenses	326,252	280,948	61.5	63.1	45,304	16.1
Cost of sales	19,671	21,944	3.7	4.9	(2,273)	(10.4)
Restructuring expenses	20,798	3,542	3.9	0.8	17,256	n/a
Asset impairment charge and loss on divestiture, net	66,128	557	12.5	0.1	65,571	n/a
Depreciation and amortization	60,344	39,334	11.4	8.8	21,010	53.4
Total costs and expenses	493,193	346,325	92.9	77.7	146,868	42.4
Income from operations	37,584	99,149	7.1	22.3	(61,565)	(62.1)
Other income (expense):
Interest income	1	—	—	—	1	n/a
Interest expense	(35,900)	(28,729)	(6.8)	(6.4)	(7,171)	25.0
Deferred financing costs write-off	(931)	—	(0.2)	—	(931)	n/a
Foreign currency exchange	(2)	(1)	-	—	(1)	n/a
Income before income tax provision	752	70,419	0.1	15.8	(69,667)
Income tax provision	(4,822)	26,033	(0.9)	5.8	(30,855)
Net income	$5,574	$44,386	1.1%	10.0%	$(38,812)

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
	(In thousands, except percentages)
EBITDA	$97,927	$138,482	18.4%	31.1%	$(40,555)	(29.3)%
Adjusted EBITDA (1)	200,836	162,141	38.1	36.4	38,695	23.9
Free Cash Flow	73,644	104,819	13.9	23.5	(31,175)	(29.7)

(1)

The calculation of adjusted EBITDA as a percentage of revenue for 2015 includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.

Revenues

The following table depicts revenue by type of business for the twelve-month periods ended December 31:

	Portable Storage
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands, except percentages)
Revenues:
Rental	$395,091	$404,939	$(9,848)	(2.4)%
Sales	22,387	31,422	(9,035)	(28.8)
Other	6,037	2,681	3,356	125.2
Total revenues	$423,515	$439,042	$(15,527)	(3.5)

	Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands)
Revenues:
Rental	$99,624	$5,423	$94,201
Sales	7,566	163	7,403
Other	72	846	(774)
Total revenues	$107,262	$6,432	$100,830

Total revenues in 2015 increased $85.3 million, or 19.1%, to $530.8 million from $445.5 million in 2014. The increase is due to a $100.8 million increase related to our recently acquired specialty containment business, partially offset by a $15.5 million decrease in the portable storage business related to the divested wood mobile office business, which contributed $46.1 million of total revenue in the prior year, compared to $17.0 million in the current year, a decrease of $29.1 million. Rental, our primary revenue focus, accounted for approximately 93.2% of total revenues during 2015, and increased $84.4 million, or 20.6%.  Increased rental revenue in the specialty containment business was partially offset by a decrease in the portable storage business due to the divested wood mobile office business.

Within the portable storage business the $9.8 million decrease in rental revenues is a result of the second quarter 2015 divestiture of our wood mobile office business, as discussed previously in this Annual Report on Form 10-K.  The divested business contributed rental revenue of $15.8 million in the current year, compared to $43.4 million in the prior year, a decrease of $27.6 million.  Rental revenue related to the remaining portable storage business increased approximately $17.8 million, or 4.9%, driven by a 4.5% increase in rental rates as well as a 2.0% increase in units on rent.  These increases in rental revenue were partially offset by unfavorable currency translation rates in the current year, as compared to the prior year.  Adjusted for the change in currency translation rates and the divested wood mobile office business, rental revenue increased approximately 6.7%.  Excluding the divested wood mobile office business and adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 4.6% as compared to the prior year.

Portable storage sales revenue for the year ended December 31, 2015 decreased $9.0 million, or 28.8%, to $22.4 million, compared to $31.4 million in the prior year. Revenue from specialty containment sales was $7.6 million for the year ended December 31, 2015. We focus on rental revenues; as such, in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and expenses

The following table depicts costs and expenses by type of business for the twelve-month periods ended December 31:

	Portable Storage
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$263,746	$277,594	$(13,848)	(5.0)%
Cost of sales	14,580	21,838	(7,258)	(33.2)
Restructuring expenses	17,790	3,542	14,248	n/a
Asset impairment charge and loss on divestiture, net	66,128	557	65,571	n/a
Depreciation and amortization	34,828	37,460	(2,632)	(7.0)
Total costs and expenses	$397,072	$340,991	$56,081	16.4

	Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$62,506	$3,354	$59,152
Cost of sales	5,091	106	4,985
Restructuring expenses	3,008	—	3,008
Depreciation and amortization	25,516	1,874	23,642
Total costs and expenses	$96,121	$5,334	$90,787

Rental selling and general expenses. Rental, selling and general expenses for portable storage decreased $13.8 million, or 5.0%, and as a percentage of total portable storage revenues decreased to 62.3% from 63.2% for the years ended December 31, 2015 and 2014, respectively.  Included in rental, selling and general expenses for the current year are certain expenses totaling $7.9 million that management does not consider indicative of our business.  These 2015 expenses include $2.6 million in acquisition-related expenses, including consulting costs to integrate business functions in conjunction with the ETS Acquisition, $4.4 million incurred to provide transition services in conjunction with the divestiture of our wood mobile office business and $0.9 million related to an unclaimed property settlement.  In 2014 we incurred $5.1 million of expenses related to acquisitions, primarily the ETS Acquisition.

The increase in expenses due to the above items was more than offset by approximately $16.6 million of other net decreases in the portable storage business rental, selling and general expenses.  The $16.6 million decrease was driven by lower fleet freight and fuel, and repairs and maintenance due largely to the decreased activity related to our wood mobile office divestiture, decreasing fuel prices and lower fleet positioning activity.  Excluding expenses associated with providing transition services, repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.0%, compared to 6.7% in the prior year.  These decreases in costs were partially offset by smaller increases related to salaries and professional fees and service contracts, including technology-related upgrades and non-capitalizable expenses associated with our ERP system implementation. Specialty containment rental, selling and general expenses was $62.5 million for the year ended December 31, 2015, or 58.3% of total specialty containment revenues.

The approximately $4.4 million incurred to provide transition services related to the divestiture of our wood mobile office business includes direct expenses to transport and maintain the assets on behalf of the purchase, as well as expenses related to wood mobile offices on our leased properties, and the provision of certain administrative services such as billing and cash collection.

Cost of sales. The cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $14.6 million and $21.8 million in the years ended December 31, 2015 and 2014, respectively.  Portable storage sales revenue, less cost of sales (sales profit), was $7.8 million and $9.6 million for the twelve-month periods ended December 31, 2015 and 2014, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 34.9% in the year ended December 31, 2015 and 30.5% in the prior-year.  Cost of sales related to our specialty containment products was $5.1 million in the year ended December 31, 2015. Specialty containment products sales profit and profit margin were $2.5 million and 32.7% in the year ended December 31, 2015.

Restructuring expenses.  Of the $20.8 million in restructuring expenses recognized in 2015, $19.7 million relates to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused organization; and, to support this shift, the re-alignment of sales leadership with operational leadership.

Integration includes such activities as:

•	Combining portable storage and specialty containment locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•

Determining the appropriate processes, including the sales process, necessary to support the new geographically-based structure, and eliminating infrastructure that does not function optimally in the new environment.

During the fourth quarter of 2015, as the Company was finalizing locations in Southern California for combined portable storage and specialty containment equipment operations, we determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base. To accommodate the needs of the planned combined operations, the Company is leasing new property, exiting certain properties and has abandoned approximately 5,000 units of the portable storage fleet in Southern California at the legacy yards. This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter, representing the write-down of this fleet to zero value.

Other costs in 2015 related to execution of the ETS integration and geographic expansion included $4.6 million for severance and benefits (including $1.6 million of share-based compensation) and $1.4 million for the write-off and loss on sale of property, plant and equipment.

The remaining 2015 restructuring costs of $1.1 million relate primarily to costs involved to shift our business away from the wood mobile office business, including abandonment of yards. Of the total $20.8 million of restructuring expense recognized in the twelve months ended December 31, 2015, approximately $17.0 million was non-cash.  We expect to recognize approximately $4.0 million in restructuring expenses related to these restructurings in 2016.

The 2014 restructuring costs primarily relate to the transition of key leadership positions, as well as the closure of our Belfast, North Ireland location.

Asset impairment charge and loss on divestiture, net. As discussed previously in this Annual Report on Form 10-K, during the twelve months ended December 31, 2015, we recorded impairment charges and loss on divestiture of $66.1 million related to our wood mobile offices in our North American portable storage segment.  See additional discussion regarding the impairment and divestiture of the wood mobile office assets in Note 4 to the accompanying consolidated financial statements. Asset impairment charges, net of recoveries, were $0.6 million for the twelve months ended December 31, 2014 and relate to net gains and losses upon completion of sale, or other disposal of assets impaired in a 2013 assessment of the rental fleet.

Depreciation and amortization. Depreciation and amortization expense increased $21.0 million for the twelve months ended December 31, 2015, as compared to the prior-year.  Increased depreciation of $23.6 million related to the specialty containment business was partially offset by a decrease of $2.6 million related to the portable storage business.  Subsequent to the impairment of the wood mobile office units, no additional depreciation was recognized on these assets.

Adjusted EBITDA, interest expense, income taxes and net income

Adjusted EBITDA. Adjusted EBITDA increased $38.7 million, or 23.9%, to $200.8 million in 2015, compared to $162.1 million in 2014. Of this increase, $1.5 million related to our portable storage business and $37.2 million related to our specialty containment business.  Adjusted EBITDA margins were 38.1% and 36.4% for 2015 and 2014, respectively. Adjusted EBITDA margins for the twelve-month period ended December 31, 2015 were 38.3% for our portable storage business and 37.4% for our specialty containment business.

Interest Expense. Interest expense increased $7.2 million, or 25.0%, to $35.9 million in 2015. In December 2014 we borrowed funds under our Prior Credit Agreement to facilitate the ETS Acquisition. Our average debt outstanding in the twelve-month period ended December 31, 2015 was $902.9 million as compared to $539.0 million in the prior-year. The weighted average interest rate on our debt was 3.6% and 4.8% for the twelve months ended December 31, 2015 and 2014, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.3% for the twelve-month periods ended December 31, 2015 and 2014, respectively.  The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

Deferred financing costs write-off.  As discussed in Note 6 to the accompanying consolidated financial statements, we entered into the Credit Agreement in December 2015, resulting in the write-off of $0.9 million of deferred financing costs related to the Prior Credit Agreement.

(Benefit) provision for income taxes. During the twelve-month period ended December 31, 2015, we had a $4.8 million benefit for income taxes on pre-tax income of $0.8 million.  In the prior-year we had a $26.0 million provision for tax on pre-tax income of $70.4 million.  Our effective income tax rate in the current year was affected by an enacted change in the U.K. income tax rate, as well as losses in North America driven by the asset impairment and restructuring expenses as discussed previously. The change in the U.K. income tax rate resulted in a $1.4 million benefit when applied to our December 31, 2014 deferred tax liability, and a $0.5 million benefit to current year taxes.

Excluding the $1.9 million total tax benefit related to the rate change, our tax benefit would have been approximately $2.9 million, which is in excess of our pre-tax income, due primarily to the magnitude of the loss in North America, which has a higher income tax rate.  Not including the North America asset impairment and $1.4 million cumulative effect on prior-year deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 would have been 33.4%.  See Note 9 to the accompanying consolidated financial statements for further discussion on income taxes.

At December 31, 2015, we had a federal net operating loss carryforward of approximately $278.2 million, which expires, if unused, from 2028 to 2034. In addition, we had net operating loss carryforwards in the various states in which we operate. Over the past three years, we have generated $172.4 million of federal taxable income.  At December 31, 2015, we had $118.0 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet, and a $1.1 million valuation allowance. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding unreserved federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.  However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over 7 years beginning in 2028, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets.

Net income. Primarily due to the $66.1 million impairment and divestiture loss, the $20.8 million restructuring expenses and the other income statement activity discussed above, including the ETS Acquisition, our net income decreased to $5.6 million for the year ended December 31, 2015, compared to net income of $44.4 million in the prior-year.

Twelve Months Ended December 31, 2014, Compared to Twelve Months Ended December 31, 2013

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
	(In thousands, except percentages)
Revenues:
Rental	$410,362	$366,286	92.1%	90.1%	$44,076	12.0%
Sales	31,585	38,051	7.1	9.4	(6,466)	(17.0)
Other	3,527	2,149	0.8	0.5	1,378	64.1
Total revenues	445,474	406,486	100.0	100.0	38,988	9.6
Costs and expenses:
Rental, selling and general expenses	280,948	237,567	63.1	58.4	43,381	18.3
Cost of sales	21,944	25,413	4.9	6.3	(3,469)	(13.7)
Restructuring expenses	3,542	2,402	0.8	0.6	1,140	47.5
Asset impairment charge, net	557	38,705	0.1	9.5	(38,148)	(98.6)
Depreciation and amortization	39,334	35,432	8.8	8.7	3,902	11.0
Total costs and expenses	346,325	339,519	77.7	83.5	6,806	2.0
Income from operations	99,149	66,967	22.3	16.5	32,182	48.1
Other income (expense):
Interest income	—	1	—	—	(1)	(100.0)
Interest expense	(28,729)	(29,467)	(6.4)	(7.2)	738	(2.5)
Foreign currency exchange	(1)	(2)	—	—	1	(50.0)
Income from continuing operations before
income tax provision	70,419	37,499	15.8	9.3	32,920	87.8
Income tax provision	26,033	12,275	5.8	3.0	13,758	112.1
Income from continuing operations	44,386	25,224	10.0	6.3	19,162	76.0
Loss from discontinued operation, net of tax	—	(1,302)	—	(0.3)	1,302	(100.0)
Net income	$44,386	$23,922	10.0%	6.0%	$20,464	85.5

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2014	2013	2014	2013	2014 versus 2013
	(In thousands, except percentages)
EBITDA	$138,482	$102,398	31.1%	25.2%	$36,084	35.2%
Adjusted EBITDA	162,141	157,465	36.4	38.7	4,676	3.0
Free Cash Flow	104,819	109,414	23.5	26.9	(4,595)	(4.2)

Revenues.  The following table depicts revenue by type of business for the twelve-month periods ended December 31:

	Portable Storage				Specialty Containment
	2014	2013	Increase (Decrease) 2014 versus 2013		2014
	(In thousands, except percentages)
Revenues:
Rental	$404,939	$366,286	$38,653	10.6%	$5,423
Sales	31,422	38,051	(6,629)	(17.4)	163
Other	2,681	2,149	532	24.8	846
Total revenues	$439,042	$406,486	$32,556	8.0	$6,432

Total revenues in 2014 increased $39.0 million, or 9.6%, to $445.5 million from $406.5 million in 2013. Of this total increase, $6.4 million is attributable to our newly acquired specialty containment business.  Rental, our primary revenue focus, accounted for approximately 92.1% of total revenues during 2014, and increased $44.1 million, or 12.0%.  Of this increase $5.4 million is attributable to the specialty product business.  The $38.7 million, or 10.6% increase in portable storage rental revenue was driven by a 10.5% increase in yield (rental revenues divided by average units on rent).  The increase in yield reflects a rate increase of 7.3% over 2013.  Average units on rent of approximately 147,000 in 2014 is consistent with the prior year.  Our sales of portable storage units decreased $6.6 million to $31.4 million in 2014 from $38.1 million in 2013. The decrease from the prior year primarily relates to a large sale to the U.K. military in 2013 that did not recur in 2014.

Costs and expenses. The following table depicts costs and expenses by type of business for the twelve-month periods ended December 31:

	Portable Storage				Specialty Containment
	2014	2013	Increase (Decrease) 2014 versus 2013		2014
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$277,594	$237,567	$40,027	16.8%	$3,354
Cost of sales	21,838	25,413	(3,575)	(14.1)	106
Restructuring expenses	3,542	2,402	1,140	47.5	—
Asset impairment charge, net	557	38,705	(38,148)	(98.6)	—
Depreciation and amortization	37,460	35,432	2,028	5.7	1,874
Total costs and expenses	$340,991	$339,519	$1,472	0.4	$5,334

Within the portable storage business, rental, selling and general expenses increased $40.0 million, or 16.8%; and as a percentage of total portable storage revenues these expenses increased to 63.2% from 58.4% in 2013. Included in the 2014 amount is $5.1 million of expenses related to acquisitions, primarily the ETS Acquisition.  Excluding the acquisition-related expenses, portable storage rental, selling and general expenses increased $34.9 million, or 14.7%, and as a percentage of total portable storage revenue grew from 58.4% to 62.1%.  The $34.9 million increase primarily corresponds to increased business levels to support the 8.0% growth in total revenue.  In addition, within this business, repairs and maintenance costs related to our fleet increased $10.3 million to $27.0 million from $16.8 million, due primarily to our focus on bringing our rental fleet to a rent-ready state.

Also within the portable storage business, as a percentage of rental revenue, repairs and maintenance on our rental fleet increased to 6.7% in 2014 as compared to 4.6% in 2013.  Other increases in rental, selling and general expenses for 2014 include: (i) an 8.8% increase in payroll-related costs (including share-based compensation expense) from $100.2 million to $109.1 million, (ii) a 16.9% increase in transportation costs from $40.6 million to $47.4 million, as we continue to focus on repositioning our fleet to high utilization markets and (iii) an increase in professional fees and service contracts of $3.4 million, or 35.6% from $9.6 million to $13.0 million due to upgraded technology, network and telephone systems, increased marketing research, and non-capitalizable expenses associated with our ERP system implementation.

Specialty containment rental, selling and general expense was $3.4 million for the period from the ETS Acquisition date of December 10, 2014 through the end of the year.  As a percentage of specialty containment revenues, rental, selling and general expense was 52.2%.

Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $21.8 million and $25.4 million in 2014 and 2013, respectively.  As a percentage of sales revenue, portable storage cost of sales was 69.5% and 66.8% in 2014 and 2013, respectively. This increase in cost of sales as a percentage of revenue is largely due to continued right-sizing of our fleet, including selling under-utilized fleet at a lower profit.  Cost of sales related to our specialty containment products was $0.1 million.

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

Adjusted EBITDA. Adjusted EBITDA increased $4.7 million, or 3.0%, to $162.1 million, compared to $157.5 million in 2013. Of this increase, $1.7 million related to our portable storage business and $3.0 million related to our specialty containment business.  Adjusted EBITDA margins were 36.4% and 38.7% for 2014 and 2013, respectively. Excluding specialty containment business, our adjusted EBITDA margin was 36.3%.

Interest Expense. Interest expense decreased $0.7 million, or 2.5%, to $28.7 million in 2014. Although we borrowed funds under the Prior Credit Agreement to facilitate the ETS Acquisition, resulting in a balance of $705.5 million as of December 31, 2014, our average debt outstanding throughout 2014 decreased $49.6 million, or 8.4%, as compared to 2013.  This decrease is principally due to the use of operating cash flow to reduce our debt prior to the ETS Acquisition. The annual weighted average interest rate on our debt was 4.8% for 2014, compared to 4.5% for 2013, excluding the amortizations of debt issuance and other costs. Taking into account the amortization of debt issuance costs, the annual weighted average interest rate was 5.3% in 2014 and 5.0% in 2013.

Provision for income taxes. Our annual effective tax rate was 37.0% for 2014, compared to 32.7% for 2013. Our 2013 tax rate reflected a corporate income tax rate reduction authorized by the U.K.’s government in July 2013. This rate reduction resulted in a $1.9 million tax benefit that lowered our 2013 effective tax rate.  Excluding the rate reduction benefit, the 2013 effective tax rate would have been approximately 37.6%.  The remaining difference in our effective tax rate in 2014, as compared to 2013 is due primarily to a shift in the percentage of our pre-tax profit attributable to the U.K., which is taxed at a lower rate than North America.  See Note 9 to the accompanying consolidated financial statements for a further discussion on income taxes.

Net income from continuing operations. Income from continuing operations in 2014 increased to $44.4 million, compared to $25.2 million in 2013. Excluding restructuring expenses, acquisition expenses and asset impairment charges, income from continuing operations increased $1.1 million due primarily to the reduced interest expense and the ETS Acquisition.

Loss from discontinued operation, net of tax, of $1.3 million in 2013 related to the sale of our Netherlands operation in December 2013.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash from operating activities for the years ended December 31, 2015, 2014 and 2013 of $152.8 million, $120.6 million and $116.1 million, respectively, resulted in free cash flow of $73.6 million, $104.8 million and $109.4 million, respectively.  In addition to free cash flow, our principal current source of liquidity is the Credit Agreement described below.

Revolving Credit Facility. On December 14, 2015, we entered into the Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and other lenders party thereto. The Credit Agreement replaces the Prior Credit Agreement that had a February 2017 maturity date.  The Credit Agreement provides for a five-year, $1 billion first lien senior secured revolving credit facility maturing on or before the earlier of (i) December 14, 2020 and (ii) the date that is 90 days prior to the final maturity date of the Senior Notes if such Senior Notes remain outstanding on such date.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million, and by Canadian-based lenders in amounts totaling up to $20 million.  The refinancing of our lines of credit extends the maturity dates, provides us with ongoing financial flexibility and results in reduced borrowing margins of 50 basis points, which we expect to result in interest rate savings.

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2015, we had $667.7 million of borrowings outstanding and $324.9 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of December 31, 2015 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  Pursuant to the terms of the Credit Agreement, outstanding amounts will bear interest at the highest level in the pricing grid until the first measurement date subsequent to March 31, 2016.  Had the margins specified in the Credit Agreement pricing grid been in effect as of December 31, 2015, our applicable margins would have been 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible rental fleet (including units held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine how much we may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.

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

Senior Notes.  At December 31, 2015, we had outstanding $200.0 million aggregate principal amount of the Senior Notes due December 2020. Interest on the Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year.

Operating Activities.  Net cash provided by operating activities was $152.8 million for the twelve months ended December 31, 2015, compared to $120.6 million in the prior year, an increase of $32.2 million. Although the twelve months ended December 31, 2015 reflects a decrease in net income of $38.8 million to $5.6 million, compared to net income of $44.4 million in the prior-year, the difference is due primarily to non-cash items.  Non-cash items in the current year include a $66.1 million asset impairment charge and loss on divestiture, $12.4 million of non-cash restructuring charges, $60.3 million in depreciation and amortization and $13.8 million of share-based compensation expense, offset by a $5.6 million decrease in deferred taxes.  Non-cash items in the prior year include $25.4 million in deferred tax expense, $39.3 million of depreciation and amortization and $15.1 million of share-based compensation expense.

Excluding the net non-cash income statement items of $150.6 million in the current year and $80.7 million in the prior year, cash generated by net income increased $31.0 million to $156.1 million, from $125.1 million in the prior-year period.  The increase is due primarily to the acquired specialty containment business, as well as increased margins in the portable storage business, offset by the decreased portable storage revenue related to the divested wood mobile offices.  The change in working capital accounts resulted in cash outflow of $3.3 million in the 2015 period and $4.4 million in the 2014 period, due to normal operating fluctuations.

Net cash provided by operating activities was $120.6 million in 2014, compared to $116.1 million in 2013, an increase of $4.5 million.  Net cash from operating activities in 2014 includes a reduction of $5.1 million due to acquisition-related expenses. Although net income was $20.5 million greater in the twelve months ended December 31, 2014 than in the twelve months ended December 31, 2013, non-cash add backs decreased from $96.4 million to $80.7 million, or $15.7 million.  Non-cash items in the 2013 year include a $38.2 million asset impairment charge, $11.0 million in deferred taxes, $35.6 million in depreciation and amortization and $14.7 million of share-based compensation expense.  These addbacks were partially offset by a net reduction to cash of $3.2 million related to other non-cash income statement items.  Non-cash items in 2014 include $25.4 million in deferred taxes, $39.3 million of depreciation and amortization, $15.1 million of share-based compensation and a net addition of $0.9 million related to other non-cash income statement items.  The change in working capital accounts was consistent for both 2014 and 2013.

Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2015, we had a federal net operating loss carryforward of approximately $278.2 million and a net deferred tax liability of $219.6 million.

Investing Activities. Net cash used in investing activities was $14.4 million in 2015 compared to $446.8 million in 2014 and $6.0 million in 2013. Cash received upon the divestiture of the wood mobile offices, less associated deferred revenue and customer deposits was $83.3 million, while cash paid for businesses acquired was $18.5 million in the current year. In 2014, we made payments for acquisitions, primarily the ETS Acquisition, of $430.9 million.  We did not acquire any businesses in 2013.

Net capital expenditures for our rental fleet was $57.9 million in 2015, compared to net capital expenditures of $4.2 million in 2014 and $7.1 million in 2013. Rental fleet capital expenditures increased in 2015, as we purchased assets in areas of high demand.  Of the $74.7 million of rental fleet additions in 2015, $24.0 million related primarily to downstream specialty containment products and $22.2 million related to the U.K.  Of the $28.3 million of capital expenditures related to the North American portable storage business, our expenditures were primarily to meet the demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet, and to meet customer demand for specific types of units. The majority of these expenditures related to markets in the Midwest and eastern United States.  In 2014 and 2013, we had minimal net capital expenditures as we alternatively invested in our existing fleet through repairs and maintenance, which is expensed as incurred.  Proceeds from sale of rental fleet units in 2015 decreased 26.8%, compared to 2014 and decreased 35.9% in 2014 compared to 2013. The $36.0 million in proceeds from sale of rental fleet units in 2013 includes a bulk sale to the U.K. military of approximately $4.3 million and approximately $7.8 million from the impaired assets held for sale.

Capital expenditures for property, plant and equipment, net of proceeds from any sale of property, plant and equipment, were $21.3 million in 2015, $11.6 million in 2014 and $13.8 million in 2013. Included in the $9.9 million of proceeds for 2015 is $6.8 million of proceeds received in conjunction with the sale of a legacy location in Southern California, which was disposed of in conjunction with restructuring activity.  Approximately $16.0 million of the 2015 capital expenditures related to our new ERP system.  The remaining 2015 expenditures for property, plant and equipment and the 2014 and 2013 expenditures were primarily for replacement of our transportation equipment and upgrades to technology equipment.

The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures includes expenses such as the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for replacements to enhance our computer information and communication systems. Our maintenance capital expenditures were approximately $6.9 million in 2015, $3.3 million in 2014 and $8.3 million in 2013. In addition, we acquired property, plant and equipment through capital leases totaling $17.6 million, $16.5 million and $8.5 million in 2015, 2014 and 2013, respectively.  These leases were primarily for transportation related equipment. We anticipate our near term investing activities will be primarily focused on supporting growth in the U.K. and downstream specialty containment, additional portable storage rental fleet through remanufacturing, and the addition of transportation equipment. In addition, we may invest in opportunistic acquisitions. Also, in the near term we will be developing and implementing our new ERP system.

Financing Activities. Net cash used in financing activities was $140.6 million in 2015 and $110.3 million in 2013, compared to net cash provided by financing activities of $329.8 million in 2014.  In December 2014, we financed the ETS Acquisition by borrowing under the Prior Credit Agreement, resulting in net borrowings for the year of $386.2 million as compared to net repayments of lines of credit of $37.8 million in 2015 and $123.1 million in 2013.  In 2015 we used free cash flow, along with proceeds from our wood mobile office divestiture to purchase treasury stock, pay down borrowings and pay dividends.  In 2015 and 2014, we paid cash dividends of $33.7 million and $31.4 million, respectively, to our stockholders and purchased shares of our common stock of $61.8 million and $26.0 million (primarily under our share repurchase program), respectively.  We received $1.7 million, $3.6 million, and $13.8 million from the exercise of employee stock options in 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $667.7 million of borrowings outstanding under our Credit Agreement and approximately $324.9 million of additional borrowings were available to us.  In conjunction with entering into the Credit Agreement in the fourth quarter of 2015 we incurred approximately $4.4 million in third-party costs and lender fees, which were capitalized and included in deferred financing costs.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $200.0 million aggregate principal amount of the Senior Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to ten years (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment. At December 31, 2015, primarily in connection with securing our insurance policies, we provided certain insurance carriers and others with approximately $7.4 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

The table below provides a summary of our contractual commitments as of December 31, 2015. Lease renewal options that we currently anticipate exercising at the end of the initial lease period have been included in the schedule below.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility	$667,708	$—	$—	$667,708	$—
Interest payment obligations under our revolving credit facility (1)	62,619	12,974	25,114	24,531	—
Senior Notes	200,000	—	—	200,000	—
Interest payment obligations under our Senior Notes (2)	78,750	15,750	31,500	31,500	—
Obligations under capital leases	38,274	5,363	10,159	11,088	11,664
Interest payment obligations under our capital leases (3)	3,519	929	1,413	894	283
Operating leases (4)	59,885	18,417	21,406	8,900	11,162
Total contractual obligations	$1,110,755	$53,433	$89,592	$944,621	$23,109

(1)

Scheduled interest rate obligations under our Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average rate of 2.1% at December 31, 2015 through April 2016. Subsequent interest obligations were calculated at a rate of 1.9% in accordance with the Credit Agreement pricing grid that will be in effect at that time.

(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 7.875%.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates primarily ranging from 1.8% to 12.7%.
(4)

Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion see Note 13 to the accompanying consolidated financial statements.

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

Critical Accounting Policies, Estimates and Judgments

Our significant accounting policies are disclosed in Note 2 to the accompanying consolidated financial statements. The following discussion addresses our most critical accounting policies, some of which require significant judgment.

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon expert information, our evaluation of historical results and anticipated future events, and these estimates may change as additional information becomes available. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying estimates or assumptions.

Revenue Recognition. Rental revenue is generated from the direct rental of our fleet to our customers, including ancillary revenue such as fleet delivery and pickup.  We enter into contracts with our customers to rent equipment based on a monthly rate for our portable storage fleet and a daily, weekly or monthly rate for our specialty containment fleet.  Revenues from renting are recognized ratably over the rental period. The rental continues until cancelled by the customer or the Company. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the pick up or delivery of a rented unit is recognized in rental revenue upon completion of the service.  When customers are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of the period. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.

Sales revenue is primarily generated by the sale of new and used units, and to a lesser extent, parts and supplies sold to specialty containment customers.  We recognize revenues from sales of units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our units pursuant to sales contracts stating the fixed sales price.

Share-Based Compensation. We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates.  The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards is recognized on a straight-line basis over the vesting period, which is generally three to five years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share-based compensation expense is reduced for forfeitures which are estimated at the time of grant based on historical experience, and revised in subsequent periods if actual forfeitures differ from estimates.

Purchase Accounting. We account for acquisitions under the acquisition method. Under the acquisition method of accounting, we record assets acquired and liabilities assumed at their estimated fair market value on the date of acquisition.  Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities is provisional and could change as additional information is received. We finalize valuations as soon as practicable, but not later than one-year from the acquisition date. Any subsequent changes to purchase price allocations results in a corresponding adjustment to goodwill.

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

Goodwill.  For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $706.4 million total goodwill at December 31, 2015, $463.6 million relates to the North America portable storage segment, $61.5 million relates to the U.K. portable storage segment and $181.2 million relates to the specialty containment segment.

Goodwill impairment testing requires judgment, including:  the identification of the reporting units; determination of the fair value of each reporting unit; the assignment of assets, liabilities and goodwill to each reporting unit; estimates and assumptions regarding future cash flows and discount rates; and an assumption regarding the form of the transaction in which the reporting unit would be acquired by a market participant. Management assesses potential impairment of goodwill on an annual basis at December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Some factors management considers important which could indicate an impairment review include the following:

•	significant under-performance relative to historical, expected or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for the overall business;
•	market capitalization relative to net book value; and
•	significant negative industry or general economic trends.

Management may choose to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether or not to perform the two-step goodwill impairment test.  When the two-step impairment test is performed, the first step requires a comparison of the fair value of each of our reporting unit’s net assets to the respective carrying value of net assets.  If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit’s net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed.  If the second step is necessary, management is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The fair value of the reporting units would be assigned to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the difference.

In assessing the fair value of the reporting units, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates and discount rates.  Other estimates relate to tax payments, operating margins and capital expenditures. Each approach is given equal weight in arriving at the fair value of the reporting unit.

In connection with our goodwill impairment test that was conducted as of December 31, 2015, we chose to perform the first step of the goodwill impairment test for each of our reporting units.  Our goodwill impairment testing as of this date indicated that both of our portable storage reporting units and our specialty containment reporting unit had estimated fair values which substantially exceeded their respective carrying amounts. The second step of the impairment test was not required for any of the reporting units.

As of December 31, 2014, management assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

Impairment of Long-Lived Assets (Other than Goodwill). Our rental fleet, property, plant and equipment, and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. (See potential impairment indicators under “Goodwill” above.) If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value.  The cash flow estimates contain management’s best estimates using appropriate and customary assumptions and projections at the time of evaluation.

During the first quarter of 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the wood mobile offices might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. The total impairment of the wood mobile offices was $64.6 million during 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4 to the accompanying consolidated financial statements.

In the second quarter of 2013, we conducted an assessment of the rental fleet and determined that certain of these units were either non-core to our rental strategy or were uneconomic to repair.  In connection with this evaluation, we determined to place these assets for sale, resulting in a non-cash impairment charge on long-lived assets of $37.6 million in the second quarter of 2013.  As these assets have been sold or otherwise disposed of, additional adjustments have been made to the impairment charge resulting in total asset impairment charges, net of recoveries, of $0.6 million in 2014 and $38.7 million in 2013.

There were no indicators of further impairment at December 31, 2015 or at December 31, 2014.

Rental Fleet. Rental fleet is capitalized at cost and depreciated over the estimated useful life of the unit using the straight-line method. Rental fleet is depreciated whether or not it is out on rent. Capitalized cost of our rental fleet includes the price paid to acquire the unit and freight charges to the location when the unit is first placed in service, and when applicable, the cost of our manufacturing or remanufacturing, which includes the cost of customizing units. Ordinary repair and maintenance costs are charged to operations as incurred.

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.

The table below depicts the estimated useful lives and residual values (presented as a percentage of capitalized cost) for our major categories of portable storage rental fleet.

	Residual Value as Percentage of Original Cost	Useful Life in Years
Portable Storage:
Steel storage containers	55%	30
Steel ground level offices	55	30

The table below depicts the estimated useful lives for our major categories of specialty containment rental fleet when purchased new. We estimate zero residual value for our specialty containment fleet as there is a limited secondary market for specialty containment products.

Useful Life in Years
Specialty Containment:
Steel tanks	25
Roll-off boxes	15 - 20
Vacuum boxes	20
Stainless steel tank trailers	25
De-watering boxes	20
Pumps and filtration equipment	7

The estimated useful lives and residual values of or our rental fleet might change in the future based on changing circumstances.  If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For instance, if all our rental fleet units had been placed in service with useful lives 25% less or greater than our current estimated useful lives, we estimate that our annual depreciation expense for the year ended December 31, 2015 would have been $11.4 million higher or $6.8 million lower, respectively.

Similarly, if our rental fleet units had been placed in service with estimated residual values decreased by 10% of the original cost, for example from 55% to 45% (with specialty containment residual values remaining at 0%), depreciation expense would have been approximately $3.5 million higher for the year ended December 31, 2015.  If our rental fleet units had been placed in service with estimated residual values increased by 10% of the original cost, for example, from 55% to 65% for steel storage containers and from 0% to 10% for specialty containment, our depreciation expense would have been lower by approximately $5.3 million, for the year ended December 31, 2015.

Insurance Reserves. We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent considering current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts, while guarantying a maximum premium liability.

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

We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts previously reserved with respect to anticipated deductible expenses and we may be required in the future to increase or decrease amounts previously accrued.

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

The majority of our deferred tax asset relates to federal net operating loss carryforwards that have future expiration dates. Management believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover the unreserved portion of these assets. However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over 7 years beginning in 2028, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets.

Tax regulations within the various jurisdictions within which we operate are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  Our income taxes are subject to examination by federal, state and foreign tax authorities.  There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings.  If the undistributed earnings at December 31, 2015 are repatriated, we would need to accrue and pay income taxes at that time.

See additional information regarding income taxes in Note 9 to the accompanying financial statements.

Recent Accounting Pronouncements

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We will adopt this guidance for accounting periods subsequent to December 31, 2015.  Unamortized debt issuance costs are included in other assets.  The application of this guidance will not affect our statement of operations or cash flow.

Revenue from Contracts with Customers.  In May 2014, FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services.  The standard is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time.  The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the impact, if any, of the adoption of the standard to our financial statements and related disclosures.  We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In April 2014, FASB issued accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity.  The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The guidance is effective for fiscal years beginning after December 15, 2014.  We have applied this guidance prospectively to transactions occurring after December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2015:

								Total Fair
							Total at	Value at
	Principal Maturing in the Twelve Months Ended December 31,						December 31,	December 31,
	2016	2017	2018	2019	2020	Thereafter	2015	2015
	(In thousands, except percentages)
Debt:
Fixed rate	$5,363	$5,214	$4,945	$5,282	$205,806	$11,664	$238,274	$245,274
Average interest rate							6.96%
Floating rate	$—	$—	$—	$—	$667,708	$—	$667,708	$667,708
Average interest rate							2.13%
Operating leases	$18,417	$12,927	$8,479	$5,212	$3,688	$11,162	$59,885

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mobile Mini, Inc.:

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobile Mini, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

Phoenix, Arizona

February 5, 2016

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,613	$3,739
Receivables, net of allowance for doubtful accounts of $2,162 and $1,636 at December 31, 2015 and December 31, 2014, respectively	80,191	81,031
Inventories	15,596	16,736
Rental fleet, net	951,323	1,087,056
Property, plant and equipment, net	131,687	113,175
Deposits and prepaid expenses	8,651	8,586
Deferred financing costs, net and other assets	10,562	8,858
Intangibles, net	73,212	78,385
Goodwill	706,387	705,608
Total assets	$1,979,222	$2,103,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$29,086	$22,933
Accrued liabilities	59,024	63,727
Lines of credit	667,708	705,518
Obligations under capital leases	38,274	24,918
Senior Notes	200,000	200,000
Deferred income taxes	219,601	231,547
Total liabilities	1,213,693	1,248,643
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,145 issued and 44,594 outstanding at December 31, 2015 and 49,015 issued and 46,157 outstanding at December 31, 2014	491	490
Additional paid-in capital	584,447	569,083
Retained earnings	352,262	380,504
Accumulated other comprehensive loss	(44,162)	(29,870)
Treasury stock, at cost, 4,551 and 2,858 shares at December 31, 2015 and December 31, 2014, respectively	(127,509)	(65,676)
Total stockholders' equity	765,529	854,531
Total liabilities and stockholders' equity	$1,979,222	$2,103,174

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Rental	$494,715	$410,362	$366,286
Sales	29,953	31,585	38,051
Other	6,109	3,527	2,149
Total revenues	530,777	445,474	406,486
Costs and expenses:
Rental, selling and general expenses	326,252	280,948	237,567
Cost of sales	19,671	21,944	25,413
Restructuring expenses	20,798	3,542	2,402
Asset impairment charge and loss on divestiture, net	66,128	557	38,705
Depreciation and amortization	60,344	39,334	35,432
Total costs and expenses	493,193	346,325	339,519
Income from operations	37,584	99,149	66,967
Other income (expense):
Interest income	1	—	1
Interest expense	(35,900)	(28,729)	(29,467)
Deferred financing costs write-off	(931)	—	—
Foreign currency exchange	(2)	(1)	(2)
Income from continuing operations before income tax (benefit) provision	752	70,419	37,499
Income tax (benefit) provision	(4,822)	26,033	12,275
Income from continuing operations	5,574	44,386	25,224
Loss from discontinued operation, net of tax	—	—	(1,302)
Net income	$5,574	$44,386	$23,922

Earnings per Share:
Basic
Income from continuing operations	$0.12	$0.96	$0.55
Loss from discontinued operation	—	—	(0.02)
Net income	$0.12	$0.96	$0.53

Diluted
Income from continuing operations	$0.12	$0.95	$0.55
Loss from discontinued operation	—	—	(0.03)
Net income	$0.12	$0.95	$0.52

Weighted average number of common and common share equivalents outstanding:
Basic	44,953	46,026	45,481
Diluted	45,460	46,725	46,096

Cash dividends declared per share	$0.75	$0.68	$—

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$5,574	$44,386	$23,922
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax benefit of $184, $213 and $194 and in 2015, 2014 and 2013, respectively	(14,292)	(14,430)	2,377
Other comprehensive (loss) income	(14,292)	(14,430)	2,377
Comprehensive (loss) income	$(8,718)	$29,956	$26,299

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2014 and 2015

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2013	46,036	$482	$522,372	$343,782	$(17,817)	2,175	$(39,300)	$809,519
Net income	—	—	—	23,922	—	—	—	23,922
Common stock dividends declared	—	—	—	(7,926)	—	—	—	(7,926)
Other comprehensive income	—	—	—	—	2,377	—	—	2,377
Exercise of stock options	647	6	13,812	—	—	—	—	13,818
Tax shortfall on equity award transactions	—	—	(837)	—	—	—	—	(837)
Purchase of treasury stock	(9)	—	—	—	—	9	(369)	(369)
Restricted stock grants, net	(48)	—	—	—	—	—	—	—
Share-based compensation	—	—	15,040	—	—	—	—	15,040
Balance at December 31, 2013	46,626	488	550,387	359,778	(15,440)	2,184	(39,669)	855,544
Net income	—	—	—	44,386	—	—	—	44,386
Common stock dividends declared	—	—	—	(23,660)	—	—	—	(23,660)
Other comprehensive loss	—	—	—	—	(14,430)	—	—	(14,430)
Exercise of stock options	164	2	3,640	—	—	—	—	3,642
Tax shortfall on equity award transactions	—	—	(15)	—	—	—	—	(15)
Purchase of treasury stock	(674)	—	—	—	—	674	(26,007)	(26,007)
Restricted stock grants, net	41	—	—	—	—	—	—	—
Share-based compensation	—	—	15,071	—	—	—	—	15,071
Balance at December 31, 2014	46,157	490	569,083	380,504	(29,870)	2,858	(65,676)	854,531
Net income	—	—	—	5,574	—	—	—	5,574
Common stock dividends declared	—	—	—	(33,816)	—	—	—	(33,816)
Other comprehensive loss	—	—	—	—	(14,292)	—	—	(14,292)
Exercise of stock options	62	—	1,703	—	—	—	—	1,703
Tax shortfall on equity award transactions	—	—	(166)	—	—	—	—	(166)
Purchase of treasury stock	(1,693)	—	—	—	—	1,693	(61,833)	(61,833)
Restricted stock grants, net	68	1	—	—	—	—	—	1
Share-based compensation	—	—	13,827	—	—	—	—	13,827
Balance at December 31, 2015	44,594	$491	$584,447	$352,262	$(44,162)	4,551	$(127,509)	$765,529

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$5,574	$44,386	$23,922
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred financing costs write-off	931	—	—
Asset impairment charge and loss on divestiture, net	66,128	557	38,217
Non-cash restructuring expense, excluding share-based compensation	12,411	—	—
Provision for doubtful accounts	3,705	2,777	2,481
Amortization of deferred financing costs	3,131	2,829	2,811
Amortization of long-term liabilities	101	88	169
Share-based compensation expense	13,827	15,071	14,714
Depreciation and amortization	60,344	39,334	35,626
Loss on disposal of discontinued operation	—	—	1,948
Gain on sale of rental fleet	(6,402)	(5,732)	(9,682)
Loss on disposal of property, plant and equipment	2,188	348	247
Deferred income taxes	(5,629)	25,424	11,012
Tax shortfall on equity award transactions	(166)	(15)	(837)
Foreign currency transaction loss	2	1	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,184)	(7,196)	(3,961)
Inventories	945	2,680	(393)
Deposits and prepaid expenses	(833)	(1,416)	653
Other assets and intangibles	(22)	17	10
Accounts payable	4,605	(723)	337
Accrued liabilities	(3,842)	2,195	(1,164)
Net cash provided by operating activities	152,814	120,625	116,111
Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	83,280	—	—
Proceeds from sale of discontinued operation	—	—	677
Cash paid for businesses acquired, net of cash acquired	(18,525)	(430,946)	—
Additions to rental fleet, excluding acquisitions	(74,732)	(27,279)	(28,826)
Proceeds from sale of rental fleet	16,865	23,053	35,951
Additions to property, plant and equipment, excluding acquisitions	(31,163)	(15,779)	(15,792)
Proceeds from sale of property, plant and equipment	9,860	4,199	1,970
Net cash used in investing activities	(14,415)	(446,752)	(6,020)
Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	(37,810)	386,204	(123,076)
Deferred financing costs	(4,683)	(719)	—
Principal payments on notes payable	—	—	(310)
Principal payments on capital lease obligations	(4,253)	(1,956)	(408)
Issuance of common stock	1,703	3,642	13,818
Dividend payments	(33,700)	(31,384)	—
Purchase of treasury stock	(61,833)	(26,007)	(369)
Net cash (used in) provided by financing activities	(140,576)	329,780	(110,345)
Effect of exchange rate changes on cash	51	(1,170)	(427)
Net (decrease) increase in cash	(2,126)	2,483	(681)
Cash and cash equivalents at beginning of year	3,739	1,256	1,937
Cash and cash equivalents at end of year	$1,613	$3,739	$1,256
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$32,372	$24,559	$25,947
Cash paid during the year for income and franchise taxes	4,935	1,103	1,114
Equipment and other acquired through capital lease obligations	17,638	16,508	8,547
Capital expenditures accrued or payable	4,210	819	345

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini,” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc. In November 2014, we entered into a Stock Purchase Agreement to acquire Gulf Tanks Holdings (“GTH”), Inc., the parent company of Houston, Texas-based Evergreen Tank Solutions (“ETS”).  The transaction, referred to as the “ETS Acquisition,” closed on December 10, 2014.  See additional information regarding the acquisition in Note 3. On May 15, 2015, we closed a transaction to sell our wood mobile offices within our North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities.  See additional information regarding the divestiture in Note 4.

At December 31, 2015, we have a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use the products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the U.S. gulf coast, including liquid and solid containment units, serving a specialty sector in the industry.  Specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. Significant estimates affect the calculation of depreciation and amortization, the calculation of the allowance for doubtful accounts, the analysis of goodwill and long-lived assets for potential impairment and certain accrued liabilities.

Discontinued Operation

In December 2013, we sold the subsidiary comprising our Netherlands operation. The Netherlands operation is reflected as discontinued operations. See Note 17.

(2) Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.

Receivables and Allowance for Doubtful Accounts

Receivables are stated net of an allowance for doubtful accounts. We estimate the amount of customer receivables that are uncollectible and record an estimated provision for bad debts through a charge to operations. The provision is based on historical collection experience and evaluation of past-due accounts. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.  Our provision for doubtful accounts was less than 1% of total revenues in the years ended December 31, 2015, 2014 and 2013.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented in the table below reflects the activity in the allowance for doubtful accounts during the periods presented.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Allowance for doubtful accounts
Balance at beginning of year	$1,636	$1,377	$1,640
Provision charged to expense	3,705	2,777	2,481
Write-offs	(3,179)	(2,518)	(2,744)
Balance at end of year	$2,162	$1,636	$1,377

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to our large number of customers spread over a broad geographic area in many industry sectors. No single customer accounts for more than 10% of our receivables at December 31, 2015 and 2014. Receivables related to sold units are generally secured by the product sold to the customer. We typically have the right to repossess rented portable storage units, including any customer goods contained in the unit, following non-payment of rent.

Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes, and to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet.

Inventories at December 31 consisted of the following:

	2015	2014
	(In thousands)
Raw materials and supplies	$13,436	$14,241
Work-in-process	189	201
Finished portable storage units	1,971	2,294
Inventories	$15,596	$16,736

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.
Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for 2015, 2014 and 2013 was $20.2 million, $15.1 million and $12.7 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Income.

Property, plant and equipment at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	2015	2014
			(In thousands)
Land			$4,045	$10,920
Vehicles and machinery	0 - 55%	5 - 30	118,185	114,150
Buildings and improvements (1)	0 - 25	3 - 30	21,549	19,365
Office fixtures and equipment	0	3 - 5	47,063	33,942
Property, plant and equipment			190,842	178,377
Accumulated depreciation and amortization			(59,155)	(65,202)
Property, plant and equipment, net			$131,687	$113,175

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated useful life or the remaining term of the respective lease.

Capitalized Software Development Costs

We capitalize qualifying computer software costs incurred during the application development state for internally developed software.  Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality.  Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred.  Internal-use software is amortized on a straight line basis over its estimated useful life.  Capitalized software development costs are included in property, plant and equipment.  As of December 31, 2015 and 2014, we had $22.5 million and $6.0 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.  Of the $22.5 million of capitalized software, $19.6 million relates to the development of our new enterprise resource planning system, which we expect to execute in stages beginning in the first quarter of 2016.

Deferred Financing Costs

Deferred financing costs consists of the costs of obtaining long-term financing.  These costs are amortized over the term of the related debt, using the straight-line method, which approximates the effective interest method. Amortization expense for deferred financing costs was approximately $3.1 million, $2.8 million and $2.8 million in 2015, 2014 and 2013, respectively. As discussed in Note 6, we entered into the Credit Agreement in December 2015, resulting in the capitalization of $4.4 million in third-party and lender fees.  In addition, in 2015, we wrote off $0.9 million of deferred financing costs related to the Prior Credit Agreement.  As of December 31, 2015, $6.8 million of the total $9.8 million unamortized deferred financing costs, related to the Credit Agreement.  A portion of our deferred financing fees relates to potential financing that has not been finalized. Excluding the $0.6 million of deferred financing related to potential financing, the annual amortization of remaining deferred financing costs is expected to be as follows (in thousands):

2016	$1,861
2017	1,861
2018	1,861
2019	1,861
2020	1,761
Total	$9,205

Goodwill

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $706.4 million total goodwill at December 31, 2015, $463.6 million relates to the North America portable storage segment, $61.5 million relates to the U.K. portable storage segment and $181.2 million relates to the specialty containment segment.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill impairment testing requires judgment, including:  the identification of the reporting units; determination of the fair value of each reporting unit; the assignment of assets, liabilities and goodwill to each reporting unit; estimates and assumptions regarding future cash flows and discount rates; and an assumption regarding the form of the transaction in which the reporting unit would be acquired by a market participant. Management assesses potential impairment of goodwill on an annual basis at December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Some factors management considers important which could indicate an impairment review include the following:

•	significant under-performance relative to historical, expected or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for the overall business;
•	market capitalization relative to net book value; and
•	significant negative industry or general economic trends.

Management may choose to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether or not to perform the two-step goodwill impairment test.  When we review goodwill for impairment utilizing a two-step process, the first step of the impairment test requires a comparison of the fair value of each of our reporting unit’s net assets to the respective carrying value of net assets.  If the carrying value of a reporting unit’s net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit’s net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed.  If the second step is necessary, management is required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The fair value of the reporting units would be assigned to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the difference.

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

In connection with our goodwill impairment test that was conducted as of December 31, 2015, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test.  Our goodwill impairment testing as of this date indicated that both of our portable storage reporting units and our specialty containment reporting unit had estimated fair values which substantially exceeded their respective carrying amounts.  The second step of the impairment test was not required for any of the reporting units.

As of December 31, 2014, management assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not required.

The following table shows the activity and balances related to goodwill from January 1, 2014 to December 31, 2015:

(In thousands)
Balance at January 1, 2014 (1)	$519,222
ETS Acquisition	181,972
Other acquisitions	8,840
Foreign currency (2)	(4,426)
Balance at December 31, 2014 (1)	705,608
Acquisitions	5,371
Adjustments (3)	(717)
Foreign currency (2)	(3,875)
Balance at December 31, 2015 (1)	$706,387

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments related to the U.K. portable storage reporting unit.
(3)	Primarily related to the ETS Acquisition.

Intangibles

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the years ended December 31:

		2015			2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	11 - 20	$92,304	$(24,875)	$67,429	$91,990	$(20,484)	$71,506
Trade names/trademarks	1 - 5	6,025	(1,684)	4,341	6,065	(919)	5,146
Non-compete agreements	2 - 5	1,839	(433)	1,406	1,772	(78)	1,694
Other	1 - 19	60	(24)	36	61	(22)	39
Total		$100,228	$(27,016)	$73,212	$99,888	$(21,503)	$78,385

Amortization expense for amortizable intangibles was approximately $6.0 million, $1.6 million and $1.6 million in 2015, 2014 and 2013, respectively. See information regarding intangibles acquired in conjunction with company acquisitions in Note 3.  Based on the carrying value at December 31, 2015, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2016	$6,115
2017	6,063
2018	6,081
2019	6,089
2020	4,986
Thereafter	43,878
Total	$73,212

Impairment of Long-Lived Assets (Other than Goodwill)

Our rental fleet, property, plant and equipment, and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired. (See potential impairment indicators under “Goodwill” above). If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value.  The cash flow estimates contain management’s best estimates using appropriate and customary assumptions and projections at the time of evaluation.

During the first quarter of 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. The total impairment of the wood mobile offices was $64.6 million during 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4.

In the second quarter of 2013, we conducted an assessment of the rental fleet and determined that certain of these units were either non-core to our rental strategy or were uneconomic to repair.  In connection with this evaluation, we determined to place these assets for sale, resulting in a non-cash impairment charge on long-lived assets of $37.6 million in the second quarter of 2013.  As these assets have been sold or otherwise disposed of, additional adjustments have been made to the impairment charge resulting in total asset impairment charges, net of recoveries, of $0.6 million in 2014 and $38.7 million in 2013.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no indicators of further impairment at December 31, 2015 or at December 31, 2014.

Purchase Accounting

We account for acquisitions under the acquisition method. Under the acquisition method of accounting, we record assets acquired and liabilities assumed at their estimated fair market value on the date of acquisition.  Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities is provisional and could change as additional information is received. We finalize valuations as soon as practicable, but not later than one-year from the acquisition date. Any subsequent changes to purchase price allocations results in a corresponding adjustment to goodwill.

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

Revenue Recognition

Rental revenue is generated from the direct rental of our fleet to our customers, including ancillary revenue such as fleet delivery and pickup.  We enter into contracts with our customers to rent equipment based on a monthly rate for our portable storage fleet and a daily, weekly or monthly rate for our specialty containment fleet.  Revenues from renting are recognized ratably over the rental period. The rental continues until cancelled by the customer or the Company. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the pick up or delivery of a rented unit is recognized in rental revenue upon completion of the service.  When customers are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of the period. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.

Sales revenue is primarily generated by the sale of new and used units, and to a lesser extent, parts and supplies sold to specialty containment customers.  We recognize revenues from sales of units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our units pursuant to sales contracts stating the fixed sales price.

Cost of Sales

Cost of sales in our consolidated statements of income includes the costs for units we sell, and to a lesser extent the costs of parts and supplies sold to specialty containment customers. Similar costs associated with units that we rent are capitalized in the balance sheet under “Rental fleet”.

Advertising Costs

Advertising expense was $4.1 million, $5.2 million and $5.8 million in 2015, 2014 and 2013, respectively. The balance of prepaid advertising costs, which are never amortized more than twelve months, was less than $0.1 million at both December 31, 2015 and 2014.

Income Taxes

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated under the treasury stock method.  Potential common shares included restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of restricted stock awards.

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the years ended December 31:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$5,574	$44,386	$25,224
Loss on discontinued operation, net of tax	—	—	(1,302)
Net income	$5,574	$44,386	$23,922

Denominator:
Weighted average shares outstanding - basic	44,953	46,026	45,481
Dilutive effect of share-based awards	507	699	615
Weighted average shares outstanding - diluted	45,460	46,725	46,096

Earnings per share:
Basic:
Income from continuing operations	$0.12	$0.96	$0.55
Loss from discontinued operation	—	—	(0.02)
Net income	$0.12	$0.96	$0.53
Diluted:
Income from continuing operations	$0.12	$0.95	$0.55
Loss from discontinued operation	—	—	(0.03)
Net income	$0.12	$0.95	$0.52

Basic weighted average number of common shares outstanding does not include restricted stock awards that had not vested of 0.2 million, 0.3 million and 0.5 million shares in 2015, 2014 and 2013, respectively.

The following table represents the number of stock options and restricted stock awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the years ended December 31:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Stock options	1,135	751	1,741
Restricted stock awards	1	—	1
Total	1,136	751	1,742

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement determined based on assumptions that market participants would use in

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing an asset or liability. We categorize each of our fair value measurements in one of the following three levels based on the lowest level of input that is significant to the fair value measurement:

Level 1 —  Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2 —  Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 —  Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at December 31, 2015 and 2014 approximated their respective book values.

The fair value of our $200.0 million aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these notes.

The carrying value and the fair value of our Senior Notes are as follows:

	2015	2014
	(In thousands)
Carrying value	$200,000	$200,000
Fair value	207,000	206,000

At December 31, 2015 and 2014, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We have in the past, and may again in the future, address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. At December 31, 2015 and 2014, we did not have any derivative financial instruments.

Share-Based Compensation

We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates.  The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards are recognized on a straight-line basis over the vesting period, which is generally three to five years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share based compensation expense is reduced for forfeitures which are estimated at the time of grant based on historical experience, and revised in subsequent periods if actual forfeitures differ from estimates.

Foreign Currency Translation and Transactions

For our non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Recently Issued Accounting Standards

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We will adopt the guidance for accounting periods subsequent to December 31, 2015.  Unamortized debt issuance costs are included in other assets. The application of this guidance will not affect our statement of operations or cash flow.

Revenue from Contracts with Customers.  In May 2014, FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services.  The standard is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time.  The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method.  We expect to adopt this guidance when effective and are evaluating the impact, if any, of the adoption of the standard to our financial statements and related disclosures.  We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In April 2014, FASB issued accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity.  The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The guidance is effective for fiscal years beginning after December 15, 2014.  We have applied this guidance prospectively to transactions occurring after December 31, 2014.

(3) Acquisitions

2015 Acquisitions

During the year ended December 31, 2015, we completed two acquisitions of portable storage businesses. These acquisitions expanded our existing operations in the Glasgow, Scotland market, and further strengthened our positions in Knoxville and Chattanooga, Tennessee. The accompanying consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisitions.  We have not disclosed the pro-forma impact of the acquisitions on operations as they were immaterial to our financial position or results of operations in the aggregate.

The components of the purchase price and net assets acquired during the year ended December 31, 2015 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$12,129
Property, plant and equipment	157
Intangible assets:
Customer relationships	759
Non-compete agreements	74
Goodwill	5,371
Other assets	316
Other liabilities	(281)
Total	$18,525

2014 Acquisitions.

On December 10, 2014, we acquired all of the outstanding equity interests of GTH, the parent company of ETS, referred to as the ETS Acquisition. The acquisition results in significant growth opportunities for all product lines by leveraging Mobile Mini’s national presence and infrastructure, and ETS’ customer relationships.  Further, the combination diversifies our end market exposure and is expected to result in modest cost synergies. As a result of the ETS Acquisition, included in our consolidated statements of income for the years ended December 31, 2015 and 2014 is $107.3 million and $6.4 million, respectively, of specialty containment

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues and $11.1 million and $1.1 million, respectively, of income from continuing operations before income tax provision.  Direct expenses related to the ETS Acquisition were $2.5 million in the twelve months ended December 31, 2015 and $5.0 million in the fourth quarter of 2014.

Also in 2014, we completed eight other acquisitions of portable storage businesses through both asset purchase and stock purchase agreements. The purchased assets and assumed liabilities were recorded at their estimated fair value at the date of acquisition.  Five of these acquisitions expanded our existing operations in North Dakota, North Carolina, Texas, Tennessee, Florida and South Carolina markets. The other three acquisitions created new locations in the Danbury, Connecticut, Fort Wayne, Indiana and Buffalo, New York metropolitan areas.

The accompanying consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The aggregate purchase price for the assets acquired and the liabilities assumed were recorded based on their estimated fair values at the date of each acquisition. Valuations were performed based on available information at the time of acquisition. Estimated fair values of acquired assets and liabilities have changed immaterially as additional information was received.

During the twelve months ended December 31, 2015, primarily due to further analysis of the assets acquired in the ETS Acquisition, net assets and the resultant goodwill was adjusted downward by $0.7 million.

The components of the purchase price and net assets acquired for 2014 acquisitions (as adjusted during 2015), are as follows:

	2014
	ETS Acquisition	Other Acquisitions	Total
	(In thousands)
Purchase Price, net of cash acquired:
Cash	$410,345	$23,299	$433,644
Cash acquired	(2,698)	—	(2,698)
Total	$407,647	$23,299	$430,946

Net Assets Acquired:
Rental fleet	$120,755	$12,697	$133,452
Property, plant and equipment	14,655	338	14,993
Intangible assets (1):
Customer relationships	69,200	1,350	70,550
Trade names/trademarks	5,200	—	5,200
Non-compete agreements	1,500	204	1,704
Goodwill (2)	181,239	8,856	190,095
Deferred tax asset, net	4,696	—	4,696
Other assets (3)	25,332	538	25,870
Other liabilities	(14,930)	(684)	(15,614)
Total	$407,647	$23,299	$430,946

(1)	The following table reflects the estimated fair values and useful lives of intangible assets related to the ETS Acquisition identified based on our preliminary purchase accounting assessments:

Estimated Life (Years)
Customer relationships	15 - 20
Trade names/trademarks	5 - 10
Non-compete agreements	5

Customer relationships acquired in conjunction with the ETS Acquisition were evaluated separately for the wholly owned subsidiary Water Movers, Inc. (“Water Movers”). With input from an independent third party with extensive expertise and experience in this area, we determined lives for the two customer groups based upon historical and expected customer attrition rates, resulting in an expected useful life of 15 years for the Water Movers customer relationships, which were valued at $14.9

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, and an expected useful life of 20 years for the remaining ETS customer relationships, which were valued at $54.3 million. During our assessment, we evaluated annual historical sales data from 2009 through December 2014 for Water Movers, and 2008 through December 2014 for the remaining ETS customers.

(2)

All of the goodwill related to the ETS Acquisition was assigned to our specialty containment segment. The goodwill arising from the acquisition consists largely of ETS' going-concern value, the value of ETS’ assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies and economies of scale that we expect to realize from the acquisition.  Goodwill from other acquisitions relates to the North America portable storage segment.  None of the goodwill assigned to ETS will be amortizable for tax purposes, while all of the goodwill from the other acquisitions will be deductible for tax purposes.

(3)

Included in other assets for the ETS Acquisition are accounts receivable with contractual amounts totaling $24.3 million.  We estimate that $0.6 million will be uncollectible, and have valued acquired accounts receivable at $23.7 million.

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

The following table summarizes our unaudited consolidated statements of income as if the ETS Acquisition occurred on January 1, 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues:
Mobile Mini's historic revenues	$445,474	$406,486
ETS' historic revenues (1)	101,603	92,057
Pro forma revenues	$547,077	$498,543

Net income:
Mobile Mini's historic net income	$44,386	$23,922
ETS' historic net loss from continuing operations (1)	(25,862)	(10,332)
Pro forma adjustments (2)	22,601	6,956
Pro forma net income	$41,125	$20,546
Average diluted weighted shares outstanding	46,725	46,096
Pro forma diluted earnings per share from continuing operations	$0.88	$0.45

(1)

ETS historic information for the year ended December 31, 2014, consists of revenues and net loss prior to the acquisition date of December 10, 2014.  Revenues and net income (loss) after the acquisition date are included in Mobile Mini’s historic information for the year ended December 31, 2014.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Pro forma adjustments consist of the following:

	Years Ended December 31,
	2014	2013
	(In thousands)
Pro forma increases (decreases) to income from continuing operations before income tax provisions:
Record the net impact to depreciation resulting from fair value mark-ups, offset by changes to the estimated remaining lives, for acquired rental fleet and property, plant and equipment	$3,953	$3,799
Remove historic gains recognized on the sale of used rental fleet and property, plant and equipment	(2,195)	(1,707)
Eliminate historic ETS amortization of intangible assets	3,387	3,233
Recognize amortization for intangible assets acquired	(5,027)	(4,818)
Recognize increased interest expense on amounts borrowed to fund the acquisition, including acquisition costs	(8,531)	(9,078)
Eliminate historic ETS interest and administrative expense on debt instruments repaid upon acquisition	22,655	19,882
Eliminate acquisition costs	15,295	—
Total	29,537	11,311
Increase in income tax provision related to pro forma adjustments	6,936	4,355
Total pro forma adjustments	$22,601	$6,956

We did not acquire any businesses in 2013.

(4) Impairment and Divestiture of North American Wood Mobile Offices

Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other portable storage products and our specialty containment products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value.

Based upon the events described above, we conducted a review for impairment for these particular long-lived assets as of March 31, 2015.  The review included assumptions of cash flows considering the likelihood of possible outcomes that existed as of the date of the review, including assigning probabilities to these outcomes.  Management estimated fair market value for the wood mobile offices based upon purchase price discussions. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss was recognized.

On April 16, 2015, we entered into a definitive agreement to sell our wood mobile offices within the North American portable storage segment for a cash price of $92.0 million, less associated deferred revenue and customer deposits of $6.8 million.  The net assets were reclassified to held for sale as of that date.  The transaction closed on May 15, 2015 and we recorded a net loss.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2015, the following amounts were recorded for the impairment and divestiture of the wood mobile office fleet:

(In thousands)
Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,429
Ancillary items in property, plant and equipment	1,201
Impairment loss	$(64,630)

Sale price	$92,000
Book value of divested assets after impairment	92,000
Selling expenses	1,498
Net loss on sale of wood mobile offices	$(1,498)

Asset impairment charge and loss on divestiture, net	$(66,128)

The Company and the purchaser entered into a transition services agreement, whereby we agreed to provide short-term direct services such as transportation and maintenance for the wood mobile offices on behalf of the purchaser, as well as house units on our leased properties and provide certain administrative services such as billing and cash collection.  The revenue related to this agreement is included in other revenue, and the expenses for providing these services are included in rental, selling and general expenses.

(5) Rental Fleet

Depreciation expense related to our rental fleet for 2015, 2014 and 2013 was $34.1 million, $22.7 million and $21.2 million, respectively. At December 31, 2015 and 2014, all rental fleet units were pledged as collateral under the Credit Agreement.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2015 was conducted by Gordon Brothers-AccuVal. Based on the values assigned in this appraisal our rental fleet net orderly liquidation appraisal value as of December 31, 2015 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2015 was $951.3 million.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental fleet at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	2015	2014
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$612,782	$604,547
Steel ground level offices	55%	30	346,233	329,565
Wood mobile offices	50%	20	—	208,529
Other			7,052	5,633
Total			966,067	1,148,274
Accumulated depreciation			(142,338)	(182,437)
Total portable storage fleet, net			$823,729	$965,837
Specialty Containment:
Steel tanks		25	$55,467	$50,843
Roll-off boxes		15 - 20	25,161	19,820
Stainless steel tank trailers		25	28,160	23,283
Vacuum boxes		20	9,852	7,667
De-watering boxes		20	5,383	3,898
Pumps and filtration equipment		7	13,964	11,510
Other			6,843	5,468
Total			144,830	122,489
Accumulated depreciation			(17,236)	(1,270)
Total specialty containment fleet, net			$127,594	$121,219
Total rental fleet, net			$951,323	$1,087,056

(1)	Specialty containment fleet has been assigned zero residual value.

(6) Lines of Credit

On December 14, 2015, we entered into the Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and other lenders party thereto. The Credit Agreement replaces the Prior Credit Agreement that had a February 2017 maturity date.  The Credit Agreement provides for a five-year, $1 billion first lien senior secured revolving credit facility maturing on or before the earlier of (i) December 14, 2020 and (ii) the date that is 90 days prior to the final maturity date of the Senior Notes if such Senior Notes remain outstanding on such date.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50 million, by U.K.-based lenders in amounts totaling up to $20 million, and by Canadian-based lenders in amounts totaling up to $20 million.  The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin, or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. Pursuant to the terms of the Credit Agreement, outstanding amounts will bear interest at the highest level in the pricing grid until the first measurement date subsequent to March 31, 2016.  Had the margins specified in the Credit Agreement pricing grid been in effect as of December 31, 2015, our applicable margins would have been 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  We were in compliance with the terms of the Credit Agreement as of December 31, 2015 and above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

The weighted average interest rate under the lines of credit was approximately 2.2% in both 2015 and 2014. The average outstanding balance was approximately $670.4 million and $323.6 million during 2015 and 2014, respectively. During December 2014, the Company borrowed approximately $410 million under the Prior Credit Agreement to fund the ETS Acquisition and associated expenses. At December 31, 2015, the Company had approximately $667.7 million of borrowings outstanding and $324.9 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

(7) Obligations Under Capital Leases

At December 31, 2015 and 2014, obligations under capital leases for certain real property, transportation, technology and office related equipment were $38.3 million and $24.9 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term. The leases have been capitalized using interest rates primarily ranging from approximately 1.8% to 12.7% and are secured by the property and equipment under lease.

Assets recorded under capital lease obligations totaled approximately $44.5 million as of December 31, 2015 and $24.6 million as of December 31, 2014. Related accumulated amortization totaled approximately $7.6 million as of December 31, 2015 and $2.1 million as of December 31, 2014. The assets acquired under capital leases and related accumulated amortization is included in property, plant and equipment, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

Future minimum capital lease payments at December 31, 2015 are as follows (in thousands):

2016	$6,291
2017	5,986
2018	5,585
2019	5,795
2020	6,187
Thereafter	11,949
Total	41,793
Amount representing interest	(3,519)
Present value of minimum lease payments	$38,274

(8) Debt Issuances

On November 23, 2010, the Company issued $200.0 million aggregate principal amount of the Senior Notes due December 2020. The Senior Notes were issued by the Company at an initial offering price of 100% of their face value. The 2020 Notes have a ten-year term and mature on December 1, 2020 and bear interest at a rate of 7.875% per year. Interest is payable semiannually in

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrears on June 1 and December 1 of each year. The Senior Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by all of our domestic subsidiaries.

Future Debt Obligations

The scheduled maturity for debt obligations under obligations under capital leases and Senior Notes for balances outstanding at December 31, 2015 are as follows (in thousands):

2016	$5,363
2017	5,214
2018	4,945
2019	5,282
2020	205,806
Thereafter	11,664
Total	$238,274

(9) Income Taxes

Income before taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$(23,750)	$52,944	$30,528
Foreign	24,502	17,475	6,971
Total	$752	$70,419	$37,499

The provision for income taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
U.S. federal	$1,124	$—	$—
State	326	827	934
Foreign	—	—	—
Total current	1,450	827	934
Deferred
U.S. federal	(8,549)	21,510	11,483
State	(1,190)	2,019	1,100
Foreign	3,467	1,677	(1,242)
Total deferred	(6,272)	25,206	11,341
Total (benefit) provision for income taxes	$(4,822)	$26,033	$12,275

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate to our effective tax rate for the years ended December 31 is as follows (1):

	For the Years Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(222.4)	3.9	3.5
Nondeductible expenses and other	128.1	1.2	1.4
Adjustment of net deferred tax liability for enacted tax rate change	(97.6)	—	(4.9)
Foreign rate differential	(484.3)	(3.1)	(2.3)
Effective tax rate	(641.2)%	37.0%	32.7%

(1)

Our effective income tax rate in the year ended December 31, 2015 was affected by an enacted change in the U.K. income tax rate from 20% to 18%, as well as losses in North America driven by asset impairment and restructuring expenses. The change in the U.K. income tax rate resulted in a $1.4 million benefit when applied to our December 31, 2014 deferred tax liability, and a $0.5 million benefit to current year taxes.   Not including the North America asset impairment and $1.4 million cumulative effect on prior-year deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 would have been 33.4%. In July 2013, the U.K.’s government enacted a reduction in the corporate income tax rate to 20% from 23%.

The components of the net deferred tax liability at December 31 are approximately as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$90,540	$122,041
Deferred revenue and expenses	10,755	13,310
Accrued compensation and other benefits	3,666	1,438
Allowance for doubtful accounts	1,041	1,034
Equity compensation	8,888	4,434
Other	3,125	378
Total deferred tax assets	118,015	142,635
Valuation allowance	(1,126)	(1,126)
Net deferred tax assets	116,889	141,509
Deferred tax liabilities
Accelerated tax depreciation	(297,575)	(333,042)
Accelerated tax amortization	(36,704)	(36,150)
Other	(2,211)	(3,864)
Total deferred tax liabilities	(336,490)	(373,056)
Net deferred tax liabilities	$(219,601)	$(231,547)

A net deferred tax liability of approximately $17.1 million and $16.2 million related to our U.K. operations has been combined with the net deferred tax liabilities of our U.S. operations in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. In connection with the ETS Acquisition, we acquired $4.7 million of net deferred tax assets. This primarily consisted of deferred tax liabilities of $50.5 million related to accelerated tax depreciation and amortization along with deferred tax assets for federal and state net operating losses of $55.2 million.

At December 31, 2015, we had U.S. federal net operating loss carryforwards on our federal tax return of approximately $278.2 million, which expire if unused from 2028 to 2034. At December 31, 2015, we had net operating loss carryforwards on the various states’ tax returns in which we operate totaling $113.7 million, which expire if unused from 2016 to 2034.  In connection with the ETS Acquisition, we acquired U.S. federal net operating loss carryforwards of approximately $151.3 million and various state net operating loss carryforwards of $47.5 million.

Management evaluates the ability to realize our deferred tax assets on a quarterly basis and adjusts the amount of our valuation allowance if necessary. Over the past three years, we have generated $172.4 million of federal taxable income.  Management currently believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover the unreserved portion of these deferred tax assets.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards are recognized as increases to additional paid in capital and as financing cash flows, only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.  We have not recognized excess tax benefits in 2015, 2014 or 2013, because we have not paid U.S. federal income taxes in those years.

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

At December 31, 2015 and 2014, our net operating losses carrying forward for tax return purposes include $17.7 million and $16.6 million, respectively, of excess tax benefits from employee stock awards. Additional paid in capital will be increased by an equivalent amount if and when such excess tax benefits are realized.

Uncertain tax positions are recognized and measured using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We file U.S. federal tax returns, U.S. state tax returns, and foreign tax returns and have identified our U.S. Federal tax return as our “major” tax jurisdiction. For the U.S. Federal return, our tax years for 2014, 2013 and 2012 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2018, 2017 and 2016, respectively. No reserves for uncertain income tax positions have been recorded. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $47.2 million and $25.3 million as of December 31, 2015 and 2014, respectively.  The estimated unrecognized deferred tax liability associated with these temporary differences was approximately $8.7 million as of December 31, 2015.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Consolidated Statements of Income.

As a result of stock ownership changes during the years presented, it is possible that we have undergone a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. We have determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.

We paid income taxes of approximately $4.9 million in 2015, $1.1 million in 2014 and $1.1 million in 2013. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

(10) Transactions with Related Persons

With the ETS Acquisition, we acquired its wholly owned subsidiary, Water Movers, which has two real property leases with an entity partly owned by Michael Watts, a member of our board of directors (“Board”). These leases began in 2013, prior to the ETS Acquisition, and expire in 2023. Rental payments under these leases are currently approximately $18,000 per month. Any future renewals of these leases will be approved by the Board as related party transactions. It is our intention not to enter into any additional related person transactions.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Board. The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of December 31, 2015, 2.6 million shares are available for future grants.  Generally stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to five years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. Certain executive officers have been granted stock options and restricted stock awards with vesting contingent upon the achievement of certain performance criteria related to operating performance of the Company, in addition to the fulfillment of service requirements.  Performance-based awards generally vest over a three to four year period. Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach results in a higher expense during the earlier years of vesting.

Generally, performance-based share awards vest annually contingent on annual operating performance criteria, however, there is also a cumulative performance objective.  Performance shares that do not vest in any given year due to failure to achieve an annual performance target may nevertheless vest at the end of the cumulative year grant period if certain cumulative targets are met.  As of December 31, 2015 approximately 0.4 million performance-based stock options and 17,000 performance-based restricted stock awards remain unvested.  No performance-based awards were issued in 2015 or 2014.

Non-employee director awards.  Each non-employee director serving on the Board receives an automatic award of shares of Mobile Mini’s common stock annually.  These awards vest 100% when granted.  For the years ended December 31, 2015, 2014 and 2013, $0.8 million, $0.9 million and $0.6 million, respectively, of expense was recognized related to these grants.

Share-based compensation expense. The following table summarizes our share-based compensation for the years ended December 31:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$12,277	$14,490	$13,956
Restructuring expenses	1,550	581	758
Share-based compensation expense	13,827	15,071	14,714
Amount capitalized	—	—	326
Total share-based compensation	$13,827	$15,071	$15,040

As of December 31, 2015, total unrecognized compensation cost related to stock option awards was approximately $4.2  million and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years. As of December 31, 2015, the unrecognized compensation cost related to restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for the period noted:

	2015	2014	2013
Risk-free interest rate	1.3% - 1.7%	1.5% - 1.7%	0.7% - 1.5%
Expected life of the options (years)	5.0	5.0	6.0 - 7.0
Expected stock price volatility	35.3% - 36.0%	35.4% - 38.4%	41.1% - 46.3%
Expected dividend rate	1.8% - 2.1%	1.5% - 1.8%	0.0% - 1.8%

The following table summarizes stock option activity for the years ended December 31 (share amounts in thousands):

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,649	$32.33	2,519	$29.80	1,099	$20.02
Granted	381	42.80	365	46.83	2,214	31.26
Canceled/Expired	(98)	44.60	(71)	40.63	(147)	15.90
Exercised	(62)	27.60	(164)	22.18	(647)	21.35
Options outstanding, end of year	2,870	33.40	2,649	32.33	2,519	29.80
Options exercisable, end of year	1,643		854	29.32	193	21.51

A summary of stock options outstanding as of December 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,870	$33.40	7.43	$5,071
Vested and expected to vest	2,803	33.18	7.40	5,052
Exercisable	1,643	30.97	7.09	3,981

The aggregate intrinsic value of options exercised during the period ended December 31, 2015, 2014 and 2013 was $0.8 million, $2.9 million and $9.0 million, respectively.

The weighted average fair value of stock options granted was $8.43, $10.46 and $10.59 for the years ended December 31, 2015, 2014 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock activity is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2013	843	$17.27
Awarded	153	30.21
Released	(252)	19.15
Forfeited	(202)	15.64
Restricted stock awards at December 31, 2013	542	20.65
Awarded	143	39.77
Released	(240)	20.93
Forfeited	(102)	22.09
Restricted stock awards at December 31, 2014	343	27.99
Awarded	107	37.17
Released	(169)	28.22
Forfeited	(39)	25.07
Restricted stock awards at December 31, 2015	242	31.70

The total fair value of restricted stock awards that vested in 2015, 2014 and 2013 were $4.8 million, $5.0 million and $4.8 million, respectively.

(12) Benefit Plans

In the U.S. we sponsor 401(k) retirement plans designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We also sponsor defined contribution programs in the U.K., and have a Registered Retirement Savings Plan regulated by Canadian law.

Under the U.S. and Canadian plans we match a percentage of the participants’ contributions up to a specified amount.  Under the U.K. plan, we contribute a percentage of each participant’s annual salary to the plan and, depending on the plan, employees may also be required to contribute a percentage of their annual salary into the plan. In the U.S. plans Company matches vest over a period of two to five years, while Company matches for U.K. and Canadian employees are immediately vested.  Company contributions to all these benefit plans totaled approximately $1.1 million, $0.7 million and $0.5 million in 2015, 2014 and 2013, respectively. In each of the three years ending December 31, 2015, 2014 and 2013, we incurred approximately $51,000, $34,000 and $34,000, respectively, for administrative costs for these programs.

(13) Commitments and Contingencies

Leases

We lease our corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $22.7 million, $21.3 million and $21.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, contractual commitments associated with lease obligations are as follows:

	Operating Lease Commitments	Restructuring Related Lease Commitments	Sub-lease Income	Total
	(In thousands)
2016	$18,233	$481	$(297)	$18,417
2017	12,551	414	(38)	12,927
2018	8,199	280	—	8,479
2019	5,189	23	—	5,212
2020	3,688	—	—	3,688
Thereafter	11,162	—	—	11,162
Total	$59,022	$1,198	$(335)	$59,885

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2015, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 15 for a further discussion on restructuring related commitments.

Insurance Reserves

We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent considering current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts, while guarantying a maximum premium liability.

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

We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims development experience of our staff and our insurance companies, and, at year end, the accrual is reviewed and adjusted, in part, based on an independent actuarial review of historical loss data and using certain actuarial assumptions followed in the insurance industry. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts previously reserved in respect of anticipated deductible expenses and we may be required in the future to increase or decrease amounts previously accrued.

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $100,000. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $3.8 million and $3.3 million at December 31, 2015 and 2014, respectively.

As of December 31, 2015, Mobile Mini and ETS have a combined insurance program.  Further, as of December 31, 2015 there are no outstanding claims related to ETS standalone insurance programs.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $7.4 million in letters of credit as of December 31, 2015.

General Litigation

We are a party to various claims and litigation in the normal course of business. Our current estimated range of liability related to various claims and pending litigation is based on claims for which our management can determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, management must use considerable judgment in making

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate the resolution of such matters known at this time will have a material adverse effect on our business or consolidated financial position.

(14) Stockholders’ Equity

Dividends

During the twelve months ended December 31, 2015, we paid cash dividends of $0.75 per share for a total of $33.7 million. Each future quarterly dividend payment is subject to review and approval by the Board. In addition, our Credit Agreement contains restrictions on the declaration and payment of dividends.

Treasury stock

On November 6, 2013, the Board approved a share repurchase program authorizing up to $125.0 million of our outstanding shares of common stock to be repurchased. On April 17, 2015, the Board authorized up to an additional $50.0 million of our outstanding shares of common stock to be repurchased, for a total of $175.0 million under the share repurchase program. The shares may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. All shares repurchased are held in treasury.

During the twelve months ended December 31, 2015, we purchased approximately 1.7 million shares of our common stock at a cost of $61.0 million under the authorized share repurchase program, and approximately $89.0 million is available for repurchase as of December 31, 2015.  In addition, we withheld approximately 21,000 shares of stock from employees, for an approximate value of $0.8 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the twelve months ended December 31, 2014, we purchased approximately 0.6 million shares of our common stock at a cost of $25.0 million under the authorized share repurchase program. In addition, we withheld approximately 25,000 shares of stock from employees, for an approximate value of $1.0 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

(15) Restructuring Costs

We have undergone restructuring actions to align our business operations.  The 2014 restructuring costs resulted from the restructuring of U.K. locations including the sale of the Belfast, North Ireland location.  In addition, the Company’s field management and sales force structures in North America were realigned in 2014 along with other organizational changes. The 2013 restructuring charges related primarily to the transition of key leadership positions.

2015 Restructuring

Of the $20.8 million in restructuring expenses recognized in 2015, $19.7 million relates to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused organization; and, to support this shift, the re-alignment of sales leadership with operational leadership:

The integration includes such activities as

•	Combining portable storage and specialty containment locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•

Determining the appropriate processes, including the sales process, necessary to support the new geographically-based structure, and eliminating infrastructure that does not function optimally in the new environment.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2015, as the Company was finalizing locations in Southern California for combined portable storage and specialty containment equipment operations, we determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base. To accommodate the needs of the planned combined operations, the Company is leasing new property, exiting certain properties and has abandoned approximately 5,000 units of the portable storage fleet in Southern California at the legacy yards.  This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter, representing the write-down of this fleet to zero value.

Other costs in 2015 related to performance of the integration include $4.6 million for severance and benefits (including $1.6 million of share-based compensation) and $1.4 million for the write-off and loss on sale of property, plant and equipment. Additional 2015 restructuring costs relate primarily to costs involved to shift our business away from the wood mobile office business, including abandonment of yards.

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2015, 2014 and 2013:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2013	$—	$2,543	$1,570	$—	$4,113
Restructuring expense	—	1,787	475	140	2,402
Settlement of obligations	—	(3,717)	(982)	(140)	(4,839)
Accrued obligations as of December 31, 2013	—	613	1,063	—	1,676
Restructuring expense	1,295	1,826	318	103	3,542
Settlement of obligations	(1,295)	(1,998)	(705)	(103)	(4,101)
Accrued obligations as of December 31, 2014	—	441	676	—	1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	$—	$1,245	$495	$2	$1,742

The majority of accrued obligations relate to our North American operations and are expected to be paid out through the year 2016, with the exception of a lease that will continue into the first quarter of 2019.

The following amounts are included in restructuring expense for the years ended December 31:

	2015	2014	2013
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$15,274	$1,295	$—
Severance and benefits	4,846	1,826	1,787
Lease abandonment costs	600	318	475
Other costs	78	103	140
Restructuring expenses	$20,798	$3,542	$2,402

(16) Segment Reporting

Prior to the ETS Acquisition, our operations were comprised of two reportable segments: North America and the U.K., both of which offer portable storage solutions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. As a result of the ETS Acquisition, we established a new specialty containment reportable segment. The assets and liabilities of ETS are included in Mobile Mini’s December 31, 2015 and 2014 consolidated balance sheet. ETS operations are included in our results of operations for all of 2015, and the portion of 2014 subsequent to the acquisition date, which is less than one month.  The results for each segment are reviewed discretely by our chief operating decision maker.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $438.4 million, $353.2 million and $324.9 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

The following tables set forth certain information regarding each of our reportable segments for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$310,864	$84,227	$395,091	$99,624	$494,715
Sales	18,833	3,554	22,387	7,566	29,953
Other	5,697	340	6,037	72	6,109
Total revenues	335,394	88,121	423,515	107,262	530,777
Costs and expenses:
Rental, selling and general expenses	210,323	53,423	263,746	62,506	326,252
Cost of sales	11,852	2,728	14,580	5,091	19,671
Restructuring expenses	17,790	—	17,790	3,008	20,798
Asset impairment charge and loss on divestiture, net	66,128	—	66,128	—	66,128
Depreciation and amortization	28,200	6,628	34,828	25,516	60,344
Total costs and expenses	334,293	62,779	397,072	96,121	493,193
Income from operations	$1,101	$25,342	$26,443	$11,141	$37,584
Interest expense, net of interest income	$24,249	$876	$25,125	$10,774	$35,899
Income tax (benefit) provision	(8,639)	3,369	(5,270)	448	(4,822)

	For the Year Ended December 31, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$323,236	$81,703	$404,939	$5,423	$410,362
Sales	26,834	4,588	31,422	163	31,585
	2,274	407	2,681	846	3,527
Total revenues	352,344	86,698	439,042	6,432	445,474
Costs and expenses:
Rental, selling and general expenses	221,405	56,189	277,594	3,354	280,948
Cost of sales	18,251	3,587	21,838	106	21,944
Restructuring expenses	1,915	1,627	3,542	—	3,542
Asset impairment charge, net	433	124	557	—	557
Depreciation and amortization	30,670	6,790	37,460	1,874	39,334
Total costs and expenses	272,674	68,317	340,991	5,334	346,325
Income from operations	$79,670	$18,381	$98,051	$1,098	$99,149
Interest expense, net of interest income	$27,816	$905	$28,721	$8	$28,729
Income tax provision	21,580	4,042	25,622	411	26,033

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2013
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$299,676	$66,610	$366,286	$—	$366,286
Sales	29,809	8,242	38,051	—	38,051
Other	1,767	382	2,149	—	2,149
Total revenues	331,252	75,234	406,486	—	406,486
Costs and expenses:
Rental, selling and general expenses	190,337	47,230	237,567	—	237,567
Cost of sales	19,128	6,285	25,413	—	25,413
Restructuring expenses	2,141	261	2,402	—	2,402
Asset impairment charge, net	32,157	6,548	38,705	—	38,705
Depreciation and amortization	28,614	6,818	35,432	—	35,432
Total costs and expenses	272,377	67,142	339,519	—	339,519
Income from operations	$58,875	$8,092	$66,967	$—	$66,967
Interest expense, net of interest income	$28,347	$1,119	$29,466	$—	$29,466
Income tax provision	12,258	17	12,275	—	12,275

Assets related to our reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of December 31, 2015:
Goodwill	$463,616	$61,532	$525,148	$181,239	$706,387
Intangibles, net	2,021	403	2,424	70,788	73,212
Rental fleet, net	672,080	151,649	823,729	127,594	951,323
Property, plant and equipment, net	96,940	17,835	114,775	16,912	131,687
Total assets, excluding intercompany assets	1,302,170	252,462	1,554,632	424,590	1,979,222

As of December 31, 2014:
Goodwill	$459,234	$64,402	$523,636	$181,972	$705,608
Intangibles, net	2,119	651	2,770	75,615	78,385
Rental fleet, net	825,158	140,679	965,837	121,219	1,087,056
Property, plant and equipment, net	82,514	16,488	99,002	14,173	113,175
Total assets, excluding intercompany assets	1,441,212	243,188	1,684,400	418,774	2,103,174

The above schedule includes assets in the U.S. of $1.6 billion and $1.7 billion as of December 31, 2015 and 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Discontinued Operation

In December 2013, we entered into a share sale and purchase agreement with Caru Group B.V. to sell Mobile Mini Holding B.V., comprising our Netherlands operation. In connection with this transaction, we recorded a $1.2 million after-tax loss on the sale in 2013. The transaction closed on December 31, 2013, and we received proceeds of $0.7 million. The results of operations of our Netherlands business are reported within discontinued operation in the consolidated financial statements. Summarized results of our Netherlands operations for the year ended December 31, 2013 are as follows (dollars in thousands):

Revenues	$1,895

Loss from operations, including loss on disposition of $1.9 million	$(2,101)
Other expenses	(64)
Income tax benefit	863
Loss from discontinued operations, net of tax	$(1,302)

Summarized results of the Netherlands cash flow activities for the year ended December 31, 2013 are as follows (dollars in thousands):

Net cash used in operating activities	$(861)
Net cash provided by investing activities	896

(18) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2015 and 2014. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Rental revenue	$123,117	$120,245	$124,813	$126,540
Total revenues	132,629	130,288	133,343	134,517
Gross profit on sales	2,839	2,799	2,228	2,416
(Loss) income from operations	(36,298)	23,400	30,474	20,008
Net (loss) income	(27,326)	9,416	13,979	9,505
(Loss) earnings per share:
Basic	(0.60)	0.21	0.31	0.21
Diluted	(0.60)	0.21	0.31	0.21

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014
Rental revenue	$94,080	$98,041	$104,798	$113,443
Total revenues	102,404	106,533	113,322	123,215
Gross profit on sales	2,313	2,603	2,714	2,011
Income from operations	18,482	21,695	30,171	28,801
Net income	7,440	9,263	14,820	12,863
Earnings per share:
Basic	0.16	0.20	0.32	0.28
Diluted	0.16	0.20	0.32	0.28

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Condensed Consolidating Financial Information for Guarantors

The following tables reflect the condensed consolidating financial information of our subsidiary guarantors of the Senior Notes and our non-guarantor subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, subject to customer exceptions, and management has determined that such information is not material to investors.

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,033	$580	$—	$1,613
Receivables, net	62,043	18,148	—	80,191
Inventories	14,224	1,372	—	15,596
Rental fleet, net	790,172	161,151	—	951,323
Property, plant and equipment, net	112,877	18,810	—	131,687
Deposits and prepaid expenses	6,739	1,912	—	8,651
Deferred financing costs, net and other assets	10,562	—	—	10,562
Intangibles, net	72,751	461	—	73,212
Goodwill	640,444	65,943	—	706,387
Intercompany receivables	143,624	3,539	(147,163)	—
Total assets	$1,854,469	$271,916	$(147,163)	$1,979,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,849	$6,237	$—	$29,086
Accrued liabilities	51,815	7,209	—	59,024
Lines of credit	665,750	1,958	—	667,708
Obligations under capital leases	37,957	317	—	38,274
Senior Notes	200,000	—	—	200,000
Deferred income taxes	199,826	19,775	—	219,601
Intercompany payables	—	8	(8)	—
Total liabilities	1,178,197	35,504	(8)	1,213,693
Commitments and contingencies
Stockholders' equity:
Common stock	491	—	—	491
Additional paid-in capital	584,447	147,999	(147,999)	584,447
Retained earnings	218,843	132,575	844	352,262
Accumulated other comprehensive loss	—	(44,162)	—	(44,162)
Treasury stock, at cost	(127,509)	—	—	(127,509)
Total stockholders' equity	676,272	236,412	(147,155)	765,529
Total liabilities and stockholders' equity	$1,854,469	$271,916	$(147,163)	$1,979,222

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,977	$762	$—	$3,739
Receivables, net	62,033	18,998	—	81,031
Inventories	15,371	1,365	—	16,736
Rental fleet, net	934,433	152,623	—	1,087,056
Property, plant and equipment, net	95,509	17,666	—	113,175
Deposits and prepaid expenses	7,375	1,211	—	8,586
Deferred financing costs, net and other assets	8,858	—	—	8,858
Intangibles, net	77,629	756	—	78,385
Goodwill	635,943	69,665	—	705,608
Intercompany receivables	145,018	33,971	(178,989)	—
Total assets	$1,985,146	$297,017	$(178,989)	$2,103,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$14,803	$8,130	$—	$22,933
Accrued liabilities	56,104	7,623	—	63,727
Lines of credit	702,135	3,383	—	705,518
Obligations under capital leases	24,760	158	—	24,918
Senior Notes	200,000	—	—	200,000
Deferred income taxes	215,184	17,367	(1,004)	231,547
Intercompany payables	—	94	(94)	—
Total liabilities	1,212,986	36,755	(1,098)	1,248,643
Commitments and contingencies
Stockholders' equity:
Common stock	490	18,388	(18,388)	490
Additional paid-in capital	569,083	160,347	(160,347)	569,083
Retained earnings	268,263	111,397	844	380,504
Accumulated other comprehensive loss	—	(29,870)	—	(29,870)
Treasury stock, at cost	(65,676)	—	—	(65,676)
Total stockholders' equity	772,160	260,262	(177,891)	854,531
Total liabilities and stockholders' equity	$1,985,146	$297,017	$(178,989)	$2,103,174

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$406,434	$88,281	$—	$494,715
Sales	26,157	3,796	—	29,953
Other	5,764	345	—	6,109
Total revenues	438,355	92,422	—	530,777
Costs and expenses:
Rental, selling and general expenses	269,893	56,359	—	326,252
Cost of sales	16,781	2,890	—	19,671
Restructuring expenses	20,798	—	—	20,798
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Depreciation and amortization	53,260	7,084	—	60,344
Total costs and expenses	426,842	66,351	—	493,193
Income from operations	11,513	26,071	—	37,584
Other income (expense):
Interest income	10,640	—	(10,639)	1
Interest expense	(45,016)	(1,523)	10,639	(35,900)
Deferred financing costs write-off	(931)	—	—	(931)
Foreign currency exchange	—	(2)	—	(2)
(Loss) income from continuing operations before income tax (benefit) provision	(23,794)	24,546	—	752
Income tax (benefit) provision	(8,191)	3,369	—	(4,822)
Net (loss) income	$(15,603)	$21,177	$—	$5,574

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(15,603)	$21,177	$—	$5,574
Other comprehensive income :
Foreign currency translation adjustment, net of income tax benefit of $184	—	(14,292)	—	(14,292)
Other comprehensive loss	—	(14,292)	—	(14,292)
Comprehensive (loss) income	$(15,603)	$6,885	$—	$(8,718)

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$323,563	$86,799	$—	$410,362
Sales	26,524	5,061	—	31,585
Other	3,112	415	—	3,527
Total revenues	353,199	92,275	—	445,474
Costs and expenses:
Rental, selling and general expenses	220,951	59,997	—	280,948
Cost of sales	17,887	4,057	—	21,944
Restructuring expenses	1,915	1,627	—	3,542
Asset impairment charge, net	416	141	—	557
Depreciation and amortization	32,007	7,327	—	39,334
Total costs and expenses	273,176	73,149	—	346,325
Income from operations	80,023	19,126	—	99,149
Other income (expense):
Interest income	81	—	(81)	—
Interest expense	(27,229)	(1,581)	81	(28,729)
Foreign currency exchange	—	(1)	—	(1)
Income from continuing operations before income tax provision	52,875	17,544	—	70,419
Income tax provision	21,991	4,042	—	26,033
Net income	$30,884	$13,502	$—	$44,386

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$293,878	$72,408	$—	$366,286
Sales	29,310	8,741	—	38,051
Other	1,751	398	—	2,149
Total revenues	324,939	81,547	—	406,486
Costs and expenses:
Rental, selling and general expenses	185,834	51,733	—	237,567
Cost of sales	18,784	6,629	—	25,413
Restructuring expenses	2,140	262	—	2,402
Asset impairment charge, net	32,156	6,549	—	38,705
Depreciation and amortization	28,084	7,348	—	35,432
Total costs and expenses	266,998	72,521	—	339,519
Income from operations	57,941	9,026	—	66,967
Other income (expense):
Interest income	250	—	(249)	1
Interest expense	(27,726)	(1,990)	249	(29,467)
Dividend income	274	—	(274)	—
Foreign currency exchange	—	(2)	—	(2)
Income from continuing operations before income tax provision (benefit)	30,739	7,034	(274)	37,499
Income tax provision (benefit)	12,355	(35)	(45)	12,275
Income from continuing operations	18,384	7,069	(229)	25,224
Loss from discontinued operation, net of tax	(1,229)	(73)	—	(1,302)
Net income	$17,155	$6,996	$(229)	$23,922

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	(15,603)	21,177	—	$5,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred financing costs write-off	931	—	—	931
Asset impairment charge and loss on divestiture, net	66,110	18		66,128
Non-cash restructuring expense, excluding share-based compensation	12,411	—	—	12,411
Provision for doubtful accounts	3,065	640	—	3,705
Amortization of deferred financing costs	3,073	58	—	3,131
Amortization of long-term liabilities	99	2	—	101
Share-based compensation expense	13,426	401	—	13,827
Depreciation and amortization	53,260	7,084	—	60,344
Gain on sale of rental fleet	(5,934)	(468)	—	(6,402)
Loss on disposal of property, plant and equipment	1,873	315	—	2,188
Deferred income taxes	(8,832)	3,203	—	(5,629)
Tax shortfall on equity award transactions	(166)	—	—	(166)
Foreign currency transaction loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,345)	(839)	—	(4,184)
Inventories	1,032	(87)	—	945
Deposits and prepaid expenses	21	(854)	—	(833)
Other assets and intangibles	(23)	1	—	(22)
Accounts payable	6,156	(1,551)	—	4,605
Accrued liabilities	(3,823)	(19)	—	(3,842)
Intercompany	1,305	(1,305)	—	—
Net cash provided by operating activities	125,036	27,778	—	152,814
Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	83,252	28	—	83,280
Cash paid for businesses acquired, net of cash acquired	(17,325)	(1,200)	—	(18,525)
Additions to rental fleet, excluding acquisitions	(52,366)	(22,366)	—	(74,732)
Proceeds from sale of rental fleet	14,777	2,088	—	16,865
Additions to property, plant and equipment, excluding acquisitions	(25,231)	(5,932)	—	(31,163)
Proceeds from sale of property, plant and equipment	8,985	875	—	9,860
Net cash provided by (used) in investing activities	12,092	(26,507)	—	(14,415)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(36,386)	(1,424)	—	(37,810)
Deferred financing costs	(4,683)		—	(4,683)
Principal payments on capital lease obligations	(4,173)	(80)	—	(4,253)
Issuance of common stock	1,703	—	—	1,703
Dividend payments	(33,700)	—	—	(33,700)
Purchase of treasury stock	(61,833)	—	—	(61,833)
Net cash (used in) provided by financing activities	(139,072)	(1,504)	—	(140,576)
Effect of exchange rate changes on cash	—	51	—	51
Net (decrease) increase in cash	(1,944)	(182)	—	(2,126)
Cash and cash equivalents at beginning of year	2,977	762	—	3,739
Cash and cash equivalents at end of year	$1,033	$580	$—	$1,613

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$30,884	$13,502	$—	$44,386
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	2,166	611	—	2,777
Amortization of deferred financing costs	2,769	60	—	2,829
Amortization of long-term liabilities	86	2	—	88
Share-based compensation expense	14,369	702	—	15,071
Depreciation and amortization	32,007	7,327	—	39,334
(Gain) loss on sale of rental fleet	(6,436)	704	—	(5,732)
Loss on disposal of property, plant and equipment	28	320	—	348
Deferred income taxes	21,398	4,026	—	25,424
Tax shortfall on equity award transactions	(15)	—	—	(15)
Foreign currency transaction loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,122)	(3,074)	—	(7,196)
Inventories	2,258	422	—	2,680
Deposits and prepaid expenses	(1,533)	117	—	(1,416)
Investment in subsidiaries	4,823	—	(4,823)	—
Other assets and intangibles	66	(49)	—	17
Accounts payable	(926)	203	—	(723)
Accrued liabilities	850	1,345	—	2,195
Intercompany	1,711	(1,711)	—	—
Net cash provided by operating activities	100,799	24,649	(4,823)	120,625
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(430,946)	—	—	(430,946)
Additions to rental fleet, excluding acquisitions	(16,525)	(10,754)	—	(27,279)
Proceeds from sale of rental fleet	19,214	3,839	—	23,053
Additions to property, plant and equipment, excluding acquisitions	(11,793)	(3,986)	—	(15,779)
Proceeds from sale of property, plant and equipment	3,688	511	—	4,199
Net cash used in investing activities	(436,362)	(10,390)	—	(446,752)
Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	395,127	(8,923)	—	386,204
Deferred financing costs	(719)	—	—	(719)
Principal payments on capital lease obligations	(1,929)	(27)	—	(1,956)
Issuance of common stock	3,642	—	—	3,642
Dividend payments	(31,384)	—	—	(31,384)
Purchase of treasury stock	(26,007)	—	—	(26,007)
Repayment of investment	—	(4,823)	4,823	—
Net cash provided by (used in) financing activities	338,730	(13,773)	4,823	329,780
Effect of exchange rate changes on cash	—	(1,170)	—	(1,170)
Net increase (decrease) in cash	3,167	(684)	—	2,483
Cash and cash equivalents at beginning of year	(190)	1,446	—	1,256
Cash and cash equivalents at end of year	$2,977	$762	$—	$3,739

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2013

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$17,155	$6,996	$(229)	$23,922
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	31,310	6,907	—	38,217
Provision for doubtful accounts	1,566	915	—	2,481
Amortization of deferred financing costs	2,749	62	—	2,811
Amortization of long-term liabilities	162	7	—	169
Share-based compensation expense	13,991	723	—	14,714
Depreciation and amortization	28,084	7,542	—	35,626
Loss (gain) on disposal of discontinued operation	2,042	(94)	—	1,948
Gain on sale of rental fleet	(8,035)	(1,647)	—	(9,682)
Loss on disposal of property, plant and equipment	237	10	—	247
Deferred income taxes	11,918	(440)	(466)	11,012
Tax shortfall on equity award transactions	(837)	—	—	(837)
Foreign currency transaction loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,306)	(3,603)	1,948	(3,961)
Inventories	(358)	(35)	—	(393)
Deposits and prepaid expenses	572	81	—	653
Other assets and intangibles	(364)	374	—	10
Accounts payable	(212)	549	—	337
Accrued liabilities	(2,321)	1,157	—	(1,164)
Intercompany	(21,506)	22,440	(934)	—
Net cash provided by operating activities	73,847	41,945	319	116,111
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operation	—	677	—	677
Additions to rental fleet, excluding acquisitions	(15,623)	(13,203)	—	(28,826)
Proceeds from sale of rental fleet	27,437	8,514	—	35,951
Additions to property, plant and equipment	(12,887)	(2,905)	—	(15,792)
Proceeds from sale of property, plant and equipment	1,900	70	—	1,970
Net cash provided by (used in) investing activities	827	(6,847)	—	(6,020)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(88,604)	(34,472)	—	(123,076)
Principal payments on notes payable	(310)	—	—	(310)
Principal payments on capital lease obligations	(408)	—	—	(408)
Issuance of common stock	13,818	—	—	13,818
Purchase of treasury stock	(369)	—	—	(369)
Intercompany	—	(279)	279	—
Net cash used in financing activities	(75,873)	(34,751)	279	(110,345)
Effect of exchange rate changes on cash	—	171	(598)	(427)
Net (decrease) increase in cash	(1,199)	518	—	(681)
Cash and cash equivalents at beginning of year	1,009	928	—	1,937
Cash and cash equivalents at end of year	$(190)	$1,446	$—	$1,256

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Subsequent Events

In 2016, through February 2nd, we purchased $2.0 million of our outstanding stock under the current stock purchase program authorized by the Board.  Additionally, On January 20, 2016, the Board authorized and declared a cash dividend to all our common stockholders of $0.206 per share of common stock, payable on March 23, 2016 to stockholders of record as of the close of business March 9, 2016.  Each future quarterly dividend payment is subject to review and approval by the Board.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed by this item is incorporated herein by reference to the 2016 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

A description of our equity compensation plans approved by our shareholders is included in Note 11 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini Stockholders (1)	870	$37.88	2,550
Equity compensation plans not approved by Mobile Mini Stockholders (2)	2,000	31.45	—
Totals	2,870	$33.40	2,550

(1)

Of these shares, options to purchase approximately 4,000 shares were outstanding under our Amended and Restated 1999 Stock Option Plan and options to purchase 0.9 million shares were outstanding under our Amended and Restated Equity Incentive Plan.

(2)

Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and CEO. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 31, 2015, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $31.13.

All other information required to be disclosed by this item is incorporated herein by reference to the 2016 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this item is incorporated herein by reference to the 2016 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this item is incorporated herein by reference to the 2016 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Annual Report on Form 10-K.
(2)	All schedules have been omitted because they are not applicable or because the information is included elsewhere in this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of February 22, 2008, among Mobile Mini, Inc., Cactus Merger Sub, Inc., MSG WC Holdings Corp., and Welsh, Carson, Anderson & Stowe X, L.P. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2008).

2.2+

Stock Purchase Agreement dated as of November 13, 2014 by and among Mobile Mini, Inc., each Seller listed on Annex A thereto, Gulf Tanks Holdings, Inc. and Odyssey Investment Partners, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2014).

3.1

Amended and Restated Certificate of Incorporation of Mobile Mini, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC on March 27, 1998).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Mobile Mini, Inc., dated July 20, 2000. (Incorporated by reference to Exhibit 3.1A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the SEC on August 14, 2000).

3.3

Form of Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock of Mobile Mini, Inc. (Incorporated by reference to Exhibit A to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on December 13, 1999).

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated June 26, 2008. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2008).

3.5

Certificate of Designation of Mobile Mini, Inc. Series A Convertible Redeemable Participating Preferred Stock, dated June 26, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2008).

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Mobile Mini, Inc., dated September 14, 2015 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

3.7

Third Amended and Restated Bylaws of Mobile Mini, Inc., effective as of September 14, 2015. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

4.1

Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report to Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 15, 2004).

4.2

Rights Agreement, dated as of December 9, 1999, between Mobile Mini, Inc. and Norwest Bank Minnesota, NA, as rights agent. (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on December 13, 1999).

4.3

Indenture, dated as of November 23, 2010, among Mobile Mini, Inc., the Guarantor parties thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2010).

10.1†

Mobile Mini, Inc. Amended and Restated 1999 Stock Option Plan, as amended through March 25, 2003. (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, filed with the SEC on April 11, 2003).

Exhibit Number	Description

10.2†

Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005).

10.3†

Mobile Mini, Inc. Amended and Restated Equity Incentive Plan, effective March 20, 2015. (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders filed with the SEC on March 30, 2015).

10.4†

Employment Agreement dated as of October 15, 2008 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2008).

10.5†

2009 Amendment to Amended and Restated Employment Agreement effective as of January 1, 2009 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 1, 2010).

10.6†

2012 Amendment to Employment Agreement effective December 21, 2012 by and between Mobile Mini, Inc. and Mark E. Funk. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.7†

Amendment No. 3 to Employment Agreement, dated April 20, 2015, by and between Mobile Mini, Inc. and Mark Funk. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).

10.8†

Employment Agreement dated as of December 22, 2009, by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2009).

10.9†

Amendment No. 1 to Employment Agreement, effective December 21, 2012, by and between Mobile Mini, Inc. and Christopher J. Miner (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.10†

Amendment No. 2 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Chris Miner. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).

10.11†

Form of Indemnification Agreement between Mobile Mini, Inc. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).

10.12

ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.13++

Schedules to the ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012).

10.14†

Amended and Restated Executive Employment Agreement, effective as of January 14, 2016, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2016).

10.15†

Form of Stock Option Agreement between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 10, 2013).

10.16†

Employment Agreement dated September 3, 2013, by and between Mobile Mini, Inc. and Ruth Hunter. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 30, 2014).

10.17†

Second Amended and Restated Employment Agreement between Mobile Mini, Inc. and Kelly Williams, dated June 4, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

Exhibit Number	Description

10.18†

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Kelly Williams. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.19

Incremental Credit Agreement dated as of December 10, 2014, to the ABL Credit Agreement, dated as of February 22, 2012, among Mobile Mini, Inc., the other borrowers and guarantors party thereto, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2014).

10.20*†	Employment Agreement dated August 16, 2013 by and between Mobile Mini, Inc. and Lynn Courville.

10.21*†	Amendment No. 1 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Lynn Courville.

10.22*	Amended and Restated ABL Credit Agreement, dated December 14, 2015, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other lenders party thereto.

10.23*++	Schedules to the Amended and Restated ABL Credit Agreement, dated December 14, 2015, between Mobile Mini, Inc., Deutsche Bank AG New York Branch and the other lenders party thereto.

10.24

Asset Purchase Agreement, dated as of April 16, 2015, between New Acton Mobile Industries LLC and Mobile Mini, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 23, 2015).

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

MOBILE MINI, INC.

Date: February 5, 2016	By:	/s/ Erik Olsson
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

Date: February 5, 2016	By:	/s/ Erik Olsson
Erik Olsson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 5, 2016	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2016	By:	/s/ Audra L. Taylor
Audra L. Taylor Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 5, 2016	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: February 5, 2016	By:	/s/ Sara R. Dial
Sara R. Dial, Director

Date: February 5, 2016	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 5, 2016	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 5, 2016	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 5, 2016	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 5, 2016	By:	/s/ Kimberly J. McWaters
Kimberly J. McWaters, Director

Date: February 5, 2016	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

10.20	Employment Agreement, dated August 16, 2013 by and between Mobile Mini, Inc. and Lynn Courville.

10.21	Amendment No. 1 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Lynn Courville.

10.22	Amended and Restated ABL Credit Agreement, dated December 14, 2015, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other lenders party thereto

10.23	Schedules to the Amended and Restated ABL Credit Agreement, dated December 14, 2015, between Mobile Mini, Inc., Deutsche Bank AG New York Branch and the other lenders party thereto.

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Valuation Firm.

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INC	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.