Form 10-Q
period 2016-03-31
MOBILE MINI INC
filed 2016-04-28
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At April 15, 2016, there were outstanding 44,451,682 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$634	$1,613
Receivables, net of allowance for doubtful accounts of $2,486 and $2,162 at March 31, 2016 and December 31, 2015, respectively	77,278	80,191
Inventories	15,426	15,596
Rental fleet, net	957,527	951,323
Property, plant and equipment, net	138,028	131,687
Other assets	19,362	16,766
Intangibles, net	72,490	73,212
Goodwill	708,563	706,387
Total assets	$1,989,308	$1,976,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$31,209	$29,086
Accrued liabilities	60,080	59,024
Lines of credit	672,861	667,708
Obligations under capital leases	42,301	38,274
Senior Notes, net of deferred financing costs of $2,323 and $2,447 at March 31, 2016 and December 31, 2015, respectively	197,677	197,553
Deferred income taxes	226,081	219,601
Total liabilities	1,230,209	1,211,246
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,280 issued and 44,452 outstanding at March 31, 2016 and 49,145 issued and 44,594 outstanding at December 31, 2015	493	491
Additional paid-in capital	587,009	584,447
Retained earnings	354,066	352,262
Accumulated other comprehensive loss	(47,875)	(44,162)
Treasury stock, at cost, 4,828 and 4,551 shares at March 31, 2016 and December 31, 2015, respectively	(134,594)	(127,509)
Total stockholders' equity	759,099	765,529
Total liabilities and stockholders' equity	$1,989,308	$1,976,775

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$117,356	$123,117
Sales	6,891	7,972
Other	286	1,540
Total revenues	124,533	132,629
Costs and expenses:
Rental, selling and general expenses	76,302	83,046
Cost of sales	4,611	5,133
Restructuring expenses	2,248	483
Asset impairment charge, net	—	64,726
Depreciation and amortization	15,177	15,539
Total costs and expenses	98,338	168,927
Income (loss) from operations	26,195	(36,298)
Other expense:
Interest expense	(8,484)	(9,059)
Income (loss) before income tax provision (benefit)	17,711	(45,357)
Income tax provision (benefit)	6,713	(18,031)
Net income (loss)	$10,998	$(27,326)
Earnings (loss) per share:
Basic	$0.25	$(0.60)
Diluted	0.25	(0.60)
Weighted average number of common and common share equivalents outstanding:
Basic	44,219	45,484
Diluted	44,335	45,484
Cash dividends declared per share	$0.21	$0.19

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$10,998	$(27,326)
Foreign currency translation adjustment	(3,713)	(11,777)
Comprehensive income (loss)	$7,285	$(39,103)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$10,998	$(27,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment, net	—	64,726
Provision for doubtful accounts	1,203	1,169
Amortization of deferred financing costs	468	789
Amortization of long-term liabilities	29	25
Share-based compensation expense	2,564	3,250
Depreciation and amortization	15,177	15,539
Gain on sale of rental fleet	(1,378)	(1,972)
Loss on disposal of property, plant and equipment	338	335
Deferred income taxes	6,560	(18,233)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,628	(636)
Inventories	143	157
Other assets	(849)	455
Accounts payable	(2,506)	1,033
Accrued liabilities	906	(839)
Net cash provided by operating activities	35,281	38,472
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	(1,200)
Additions to rental fleet, excluding acquisitions	(10,884)	(10,480)
Proceeds from sale of rental fleet	3,970	4,842
Additions to property, plant and equipment, excluding acquisitions	(8,310)	(4,241)
Proceeds from sale of property, plant and equipment	840	607
Net cash used in investing activities	(23,590)	(10,472)
Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	5,152	(4,137)
Deferred financing costs	(193)	(100)
Principal payments on capital lease obligations	(1,433)	(849)
Issuance of common stock	—	32
Dividend payments	(9,152)	(8,509)
Purchase of treasury stock	(7,084)	(15,284)
Net cash used in financing activities	(12,710)	(28,847)
Effect of exchange rate changes on cash	40	156
Net decrease in cash	(979)	(691)
Cash and cash equivalents at beginning of period	1,613	3,739
Cash and cash equivalents at end of period	$634	$3,048
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,878	$4,190
Cash paid for income and franchise taxes	68	273
Equipment and other acquired through capital lease obligations	5,461	2,201
Capital expenditures accrued or payable	9,112	9,624

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Inc. - Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc.

At March 31, 2016, we had a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

On May 15, 2015, we closed a transaction to sell our wood mobile offices within our North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities.  Activity directly associated with this business is included in the three months ended March 31, 2015, and is not included in the three months ended March 31, 2016. See additional information regarding the divestiture in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices”.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our December 31, 2015 audited consolidated financial statements and accompanying notes thereto, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and the notes to those statements. Actual results could differ from those estimates. Significant estimates affect the calculation of depreciation and amortization, the calculation of the allowance for doubtful accounts, the analysis of goodwill and long-lived assets for potential impairment and certain accrued liabilities.

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 have been reclassified to conform to the current period presentation. The reclassifications have no effect on total revenues, loss from operations, net loss or net loss per common share. For the previously reported three-month period ended March 31, 2015, the reclassifications resulted in $2.1 million and $1.2 million increases to rental revenues and sales revenues, respectively, with an offsetting decrease to other revenue.  For the same period, cost of sales increased $0.9 million, and rental, selling and general expenses decreased by the same amount.

The revenues reclassified to rental revenues from other revenues consist of ancillary services such as equipment cleaning fees and equipment installation. The items reclassified from other revenues to sales include sales of certain ancillary products.  Costs associated with these sales have also been reclassified to cost of sales from rental, selling and general expenses.  We believe the current presentation better reflects the nature of the underlying financial statement items.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(2) Impact of Recently Issued Accounting Standards

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a standard intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases.  In February 2016, FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We adopted this guidance during the current period. As a result, unamortized debt issuance costs of $2.3 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively, have been deducted from the carrying amount of our 7.875% senior notes due 2020 (the “Senior Notes”) in our balance sheet. Unamortized debt issuance costs related to our revolving lines of credit are included in other assets.

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

(3) Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement determined by assumptions that market participants would use in pricing an asset or liability. We categorize each of our fair value measurements in one of the following three levels based on the lowest level of input that is significant to the fair value measurement:

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 — Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2016 and December 31, 2015, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at March 31, 2016 and December 31, 2015 approximated their respective book values.

The fair value of our $200.0 million aggregate principal amount of Senior Notes is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these notes.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The Senior Notes are presented on the balance sheet net of debt issuance costs. The gross carrying value and the fair value of our Senior Notes are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Carrying value	$200,000	$200,000
Fair value	206,500	207,000

(4) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated under the treasury stock method.  Potential common shares included restricted common stock, which is subject to risk of forfeiture, incremental shares of common stock issuable upon the exercise of stock options and vesting of restricted stock awards.

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$10,998	$(27,326)
Denominator:
Weighted average shares outstanding - basic	44,219	45,484
Dilutive effect of share-based awards	116	—
Weighted average shares outstanding - diluted	44,335	45,484
Earnings (loss) per share:
Basic	$0.25	$(0.60)
Diluted	0.25	(0.60)

Basic weighted average number of common shares outstanding does not include restricted stock awards of 0.3 million and 0.4 million shares as of March 31, 2016 and 2015, respectively.

There were approximately 0.6 million of common stock equivalents that would have been included in the diluted EPS denominator for the three-month period ended March 31, 2015 had there not been a net loss. These common stock equivalents were excluded because their inclusion would reduce the net loss per share. In addition, the following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Stock options	3,153	1,108
Restricted share awards	19	—
Total	3,172	1,108

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(5) Impairment and Divestiture of North American Wood Mobile Offices

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

Based upon the events described above, we conducted a review for impairment for these particular long-lived assets as of March 31, 2015.  The review included assumptions of cash flows considering the likelihood of possible outcomes that existed as of the date of the review, including assigning probabilities to these outcomes.  Management estimated the fair market value for the wood mobile offices based upon purchase price discussions. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss was recognized.

On April 16, 2015, we entered into a definitive agreement to sell our wood mobile offices within the North American portable storage segment for a cash price of $92.0 million, less associated deferred revenue and customer deposits of $6.8 million.  The net assets were reclassified to held for sale as of that date.  The transaction closed on May 15, 2015 and we recorded a net loss of $1.5 million on that date.

For the three months ended March 31, 2015, the following amounts were recorded for the impairment of the wood mobile office fleet (in thousands):

Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,558
Ancillary items in property, plant and equipment	1,168
Impairment loss	$(64,726)

(6) Acquisitions

During the three months ended March 31, 2016, we completed one acquisition of a portable storage business in Dallas, Texas. The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition.  We have not disclosed the pro-forma impact of the acquisition on operations as they were immaterial to our financial position or results of operations in the aggregate.

The components of the purchase price and net assets acquired during the three months ended March 31, 2016 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$4,239
Property, plant and equipment	190
Intangible assets:
Customer relationships	808
Non-compete agreements	50
Goodwill	3,676
Other assets	402
Liabilities	(159)
Total purchase price	$9,206

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$13,690	$13,436
Work-in-process	65	189
Finished portable storage units	1,671	1,971
Inventories	$15,426	$15,596

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  See Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” for information regarding the impairment and divestiture of our wood mobile offices during 2015.

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2015 was conducted by Gordon Brothers-AccuVal. Based on the values assigned in this appraisal our rental fleet net orderly liquidation appraisal value as of March 31, 2016 was approximately $1.1 billion.  These appraisals are used to calculate our available borrowings under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”), as described in Note 11 “Lines of Credit”.

Depreciation expense related to our rental fleet for the three months ended March 31, 2016 and 2015 was $8.1 million and $9.2 million, respectively. At March 31, 2016, all rental fleet units were pledged as collateral under the Credit Agreement.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at March 31, 2016 and December 31, 2015:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	March 31, 2016	December 31, 2015
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$614,056	$612,782
Steel ground level offices	55%	30	349,196	346,233
Other			6,823	7,052
Total			970,075	966,067
Accumulated depreciation			(142,785)	(142,338)
Total portable storage fleet, net			$827,290	$823,729
Specialty Containment:
Steel tanks		25	$56,761	$55,467
Roll-off boxes		15 - 20	28,226	25,161
Stainless steel tank trailers		25	29,188	28,160
Vacuum boxes		20	10,207	9,852
De-watering boxes		20	5,375	5,383
Pumps and filtration equipment		7	14,005	13,964
Other			7,507	6,843
Total			151,269	144,830
Accumulated depreciation			(21,032)	(17,236)
Total specialty containment fleet, net			$130,237	$127,594
Total rental fleet, net			$957,527	$951,323

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for March 31, 2016 and 2015 was $5.5 million and $4.9 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Operations.  See Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” for information regarding the impairment and divestiture of ancillary equipment related to our wood mobile offices during 2015.

Property, plant and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	March 31, 2016	December 31, 2015
			(In thousands)
Land			$3,999	$4,045
Vehicles and machinery	0 - 55%	5 - 30	122,289	118,185
Buildings and improvements (1)	0 - 25	3 - 30	21,814	21,549
Office fixtures and equipment	—	3 - 10	51,641	47,063
Property, plant and equipment			199,743	190,842
Accumulated depreciation			(61,715)	(59,155)
Property, plant and equipment, net			$138,028	$131,687

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of March 31, 2016 and December 31, 2015, we had $27.2 million and $23.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.  Of the $27.2 million of capitalized software at March 31, 2016, $23.3 million relates to the development of our new enterprise resource planning system.

(10) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $708.6 million total goodwill at March 31, 2016, $467.6 million relates to the North America portable storage segment, $59.7 million relates to the U.K. portable storage segment and $181.2 million relates to the specialty containment segment.

The following table shows the activity and balances related to goodwill from January 1, 2016 to March 31, 2016 (in thousands):

Balance at January 1, 2016	$706,387
Acquisition	3,676
Foreign currency	(1,500)
Balance at March 31, 2016	$708,563

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2016			December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	11 - 20	$92,889	$(25,936)	$66,953	$92,304	$(24,875)	$67,429
Trade names/trademarks	5 - 10	6,002	(1,863)	4,139	6,025	(1,684)	4,341
Non-compete agreements	5	1,888	(526)	1,362	1,839	(433)	1,406
Other	20	60	(24)	36	60	(24)	36
Total		$100,839	$(28,349)	$72,490	$100,228	$(27,016)	$73,212

Amortization expense for amortizable intangibles was approximately $1.6 million and $1.5 million for the three-month periods ended March 31, 2016 and 2015, respectively.  Based on the carrying value at March 31, 2016, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2016 (remaining)	$4,770
2017	6,245
2018	6,224
2019	6,196
2020	5,062
Thereafter	43,993
Total	$72,490

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(11) Lines of Credit

On December 14, 2015, we entered into the Credit Agreement. The Credit Agreement provides for a five-year, $1.0 billion first lien senior secured revolving credit facility maturing on or before the earlier of (i) December 14, 2020 and (ii) the date that is 90 days prior to the final maturity date of the Senior Notes if such Senior Notes remain outstanding on such date.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.  The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. Pursuant to the terms of the Credit Agreement, outstanding amounts will bear interest at the highest level in the pricing grid until the first measurement date subsequent to March 31, 2016.  The margins in effect as of April 2016 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of March 31, 2016, we were in compliance with the minimum borrowing availability threshold as set forth in the Credit Agreement and therefore not subject to any financial maintenance covenants.

(12) Income Taxes

We file U.S. federal tax returns, U.S. state tax returns and foreign tax returns and have identified our U.S. federal tax return as our “major” tax jurisdiction. For the U.S. federal return, our tax years for 2012, 2013 and 2014 are subject to tax examination by the U.S. Internal Revenue Service through September 15, 2016, 2017 and 2018, respectively. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Operations.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(13) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of March 31, 2016, 1.9 million shares are available for future grants.  Generally stock options have contractual terms of ten years.

For the quarters ended March 31, 2016 and 2015, expense related to share-based compensation was $2.6 million and $3.3 million, respectively.  This expense was included in rental, selling and general expenses for these quarters. As of March 31, 2016, total unrecognized compensation cost related to stock option awards was approximately $5.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years. As of March 31, 2016, the unrecognized compensation cost related to restricted stock awards was approximately $8.2 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

	2016	2015
Risk-free interest rate	1.5%	1.3% - 1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	36.7%	35.6% - 35.7%
Expected dividend rate	3.1%	1.8% - 2.0%

The following table summarizes stock option activity for the three months ended March 31, 2016 (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,870	$33.40
Granted	574	26.20
Canceled/Expired	(26)	34.75
Exercised	—
Options outstanding, end of period	3,418	32.18

A summary of stock options outstanding as of March 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,418	$32.18	7.60	$11,546
Vested and expected to vest	3,295	32.27	7.53	10,881
Exercisable	2,512	32.01	6.97	7,614

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The weighted average fair value of stock options granted was $6.54. Included in the tables above are option awards granted in 2016 which will vest based upon the achievement of specified performance criteria related to 2016 and future years. Such awards have been granted assuming a target number of options; however, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero. The tables present the options at their target amount, and the 1.9 million shares available for grant as noted previously, has also been calculated utilizing the target award amounts.  Included in the cancellations shown in the table above is the cancellation of approximately 13,000 options granted in previous years subject to performance criteria.  These awards were canceled during the current period due to vesting at less than 100% of the target award.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at beginning of period	242	$31.70
Awarded	143	26.23
Released	(54)	33.25
Forfeited	(9)	25.97
Restricted stock awards at end of period	322	29.16

The restricted stock awards that vested during the three months ended March 31, 2016 had an aggregate grant date fair value of $1.8 million and an aggregate vesting date fair value of $1.6 million.

(14) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expense during the three-month period ended March 31, 2016 resulted from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in the prior year plan but were not accruable at the time of the previous charges. Of the $2.2 million of restructuring expense recognized in the three months ended March 31, 2016 approximately $1.3 million related to the integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused organization; and, to support this shift, the re-alignment of sales leadership with operational leadership.  The remaining costs largely relate to the abandonment of yards related to our move away from the wood mobile office business. The restructuring expense recognized in the three months ended March 31, 2015 related primarily to the ETS integration.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the year ended December 31, 2015 and the three-month period ended March 31, 2016:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2015	$—	$441	$676	$—	$1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	—	1,245	495	2	1,742
Restructuring expense	106	72	736	1,334	2,248
Settlement of obligations	(106)	(364)	(780)	(288)	(1,538)
Accrued obligations as of March 31, 2016	$—	$953	$451	$1,048	$2,452

The majority of accrued obligations are expected to be paid out through the year 2016, with the exception of a lease that will continue into the first quarter of 2019.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following amounts are included in restructuring expense for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$106	$—
Severance and benefits	72	464
Lease abandonment costs	736	19
Other costs	1,334	—
Restructuring expense	$2,248	$483

(15) Commitments and Contingencies

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

(16) Stockholders’ Equity

Dividends

On January 21, 2016, the Board authorized and declared a cash dividend to all our common stockholders of $0.206 per share of common stock.  These dividends were payable on March 23, 2016 to all stockholders of record as of the close of business on March 9, 2016. Each future quarterly dividend payment is subject to review and approval by the Board. The Company’s Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the three months ended March 31, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program, and approximately $82.2 million is available for repurchase as of March 31, 2016.  In addition, we withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.3 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the three months ended March 31, 2015, we purchased approximately 0.4 million shares of our common stock at a cost of $15.0 million under the authorized share repurchase program and withheld approximately 7,000 shares of stock from employees, for an approximate value of $0.3 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(17) Segment Reporting

Our operations are comprised of three reportable segments: North American portable storage, U.K. portable storage and specialty containment.  Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $103.1 million and $110.5 million for the three months ended March 31, 2016 and 2015, respectively.

The following tables set forth certain information regarding each of our segments for the periods indicated.

	For the Three Months Ended March 31, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$74,013	$19,715	$93,728	$23,628	$117,356
Sales	4,448	844	5,292	1,599	6,891
Other	213	54	267	19	286
Total revenues	78,674	20,613	99,287	25,246	124,533
Costs and expenses:
Rental, selling and general expenses	48,388	12,466	60,854	15,448	76,302
Cost of sales	2,758	641	3,399	1,212	4,611
Restructuring expenses	2,182	—	2,182	66	2,248
Depreciation and amortization	6,427	1,711	8,138	7,039	15,177
Total costs and expenses	59,755	14,818	74,573	23,765	98,338
Income from operations	$18,919	$5,795	$24,714	$1,481	$26,195
Interest expense, net of interest income	$5,648	$131	$5,779	$2,705	$8,484
Income tax provision	5,406	1,068	6,474	239	6,713
Capital expenditures for additions to rental fleet, excluding acquisitions	4,580	4,170	8,750	2,134	10,884

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended March 31, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$78,984	$20,020	$99,004	$24,113	$123,117
Sales	4,983	979	5,962	2,010	7,972
Other	1,439	90	1,529	11	1,540
Total revenues	85,406	21,089	106,495	26,134	132,629
Costs and expenses:
Rental, selling and general expenses	53,580	13,652	67,232	15,814	83,046
Cost of sales	3,122	742	3,864	1,269	5,133
Restructuring expenses	217	—	217	266	483
Asset impairment charge, net	64,726	—	64,726	—	64,726
Depreciation and amortization	7,890	1,576	9,466	6,073	15,539
Total costs and expenses	129,535	15,970	145,505	23,422	168,927
(Loss) income from operations	$(44,129)	$5,119	$(39,010)	$2,712	$(36,298)
Interest expense, net of interest income	$6,149	$218	$6,367	$2,692	$9,059
Income tax (benefit) provision	(18,998)	959	(18,039)	8	(18,031)
Capital expenditures for additions to rental fleet, excluding acquisitions	2,673	4,721	7,394	3,086	10,480

Assets related to the Company’s reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of March 31, 2016
Goodwill	$467,623	$59,724	$527,347	$181,216	$708,563
Intangibles	2,677	330	3,007	69,483	72,490
Rental Fleet	676,956	150,334	827,290	130,237	957,527
Property Plant and Equipment	102,297	18,984	121,281	16,747	138,028
Total assets, excluding intercompany assets	1,312,367	251,077	1,563,444	425,864	1,989,308
As of December 31, 2015:
Goodwill	$463,616	$61,532	$525,148	$181,239	$706,387
Intangibles	2,021	403	2,424	70,788	73,212
Rental Fleet	672,080	151,649	823,729	127,594	951,323
Property Plant and Equipment	96,940	17,835	114,775	16,912	131,687
Total assets, excluding intercompany assets	1,299,723	252,462	1,552,185	424,590	1,976,775

The above schedule includes total assets in the U.S. of $1.7 billion as of both March 31, 2016 and December 31, 2015.

(18) Subsequent Events

Declaration of Quarterly Dividend

On April 27, 2016, the Company’s Board authorized and declared a quarterly dividend to all our common stockholders of $0.206 per share of common stock, payable on June 1, 2016 to all stockholders of record as of the close of business on May 18, 2016.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$569	$65	$—	$634
Receivables, net	57,767	19,511	—	77,278
Inventories	14,515	911	—	15,426
Rental fleet, net	797,102	160,425	—	957,527
Property, plant and equipment, net	118,043	19,985	—	138,028
Other assets	17,357	2,005	—	19,362
Intangibles, net	72,105	385	—	72,490
Goodwill	644,120	64,443	—	708,563
Intercompany receivables	145,500	4,634	(150,134)	—
Total assets	$1,867,078	$272,364	$(150,134)	$1,989,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$23,132	$8,077	$—	$31,209
Accrued liabilities	53,356	6,724	—	60,080
Lines of credit	672,242	619	—	672,861
Obligations under capital leases	42,016	285	—	42,301
Senior Notes, net	197,677	—	—	197,677
Deferred income taxes	209,685	16,396	—	226,081
Intercompany payables	—	2,135	(2,135)	—
Total liabilities	1,198,108	34,236	(2,135)	1,230,209
Commitments and contingencies
Stockholders' equity:
Common stock	493	—	—	493
Additional paid-in capital	587,009	147,999	(147,999)	587,009
Retained earnings	216,062	138,004	—	354,066
Accumulated other comprehensive loss	—	(47,875)	—	(47,875)
Treasury stock, at cost	(134,594)	—	—	(134,594)
Total stockholders' equity	668,970	238,128	(147,999)	759,099
Total liabilities and stockholders' equity	$1,867,078	$272,364	$(150,134)	$1,989,308

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,033	$580	$—	$1,613
Receivables, net	62,043	18,148	—	80,191
Inventories	14,224	1,372	—	15,596
Rental fleet, net	790,172	161,151	—	951,323
Property, plant and equipment, net	112,877	18,810	—	131,687
Other assets	14,854	1,912	—	16,766
Intangibles, net	72,751	461	—	73,212
Goodwill	640,444	65,943	—	706,387
Intercompany receivables	143,592	4,415	(148,007)	—
Total assets	$1,851,990	$272,792	$(148,007)	$1,976,775
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,849	$6,237	$—	$29,086
Accrued liabilities	51,815	7,209	—	59,024
Lines of credit	665,750	1,958	—	667,708
Obligations under capital leases	37,957	317	—	38,274
Senior Notes, net	197,553	—	—	197,553
Deferred income taxes	199,826	19,775	—	219,601
Intercompany payables	—	8	(8)	—
Total liabilities	1,175,750	35,504	(8)	1,211,246
Commitments and contingencies
Stockholders' equity:
Common stock	491	—	—	491
Additional paid-in capital	584,447	147,999	(147,999)	584,447
Retained earnings	218,811	133,451	—	352,262
Accumulated other comprehensive loss	—	(44,162)	—	(44,162)
Treasury stock, at cost	(127,509)	—	—	(127,509)
Total stockholders' equity	676,240	237,288	(147,999)	765,529
Total liabilities and stockholders' equity	$1,851,990	$272,792	$(148,007)	$1,976,775

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$96,890	$20,466	$—	$117,356
Sales	5,961	930	—	6,891
Other	228	58	—	286
Total revenues	103,079	21,454	—	124,533
Costs and expenses:
Rental, selling and general expenses	63,239	13,063	—	76,302
Cost of sales	3,910	701	—	4,611
Restructuring expenses	2,248	—	—	2,248
Depreciation and amortization	13,377	1,800	—	15,177
Total costs and expenses	82,774	15,564	—	98,338
Income from operations	20,305	5,890	—	26,195
Other income (expense):
Interest income	2,654	—	(2,654)	—
Interest expense	(10,869)	(269)	2,654	(8,484)
Income before income tax provision	12,090	5,621	—	17,711
Income tax provision	5,645	1,068	—	6,713
Net income	$6,445	$4,553	$—	$10,998

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,445	$4,553	$—	$10,998
Foreign currency translation adjustment	—	(3,713)	—	(3,713)
Comprehensive income	$6,445	$840	$—	$7,285

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$102,107	$21,010	$—	$123,117
Sales	6,917	1,055	—	7,972
Other	1,450	90	—	1,540
Total revenues	110,474	22,155	—	132,629
Costs and expenses:
Rental, selling and general expenses	68,674	14,372	—	83,046
Cost of sales	4,337	796	—	5,133
Restructuring expenses	483	—	—	483
Asset impairment charge, net	64,726	—	—	64,726
Depreciation and amortization	13,848	1,691	—	15,539
Total costs and expenses	152,068	16,859	—	168,927
(Loss) income from operations	(41,594)	5,296	—	(36,298)
Other income (expense):
Interest income	2,662	—	(2,662)	—
Interest expense	(11,343)	(378)	2,662	(9,059)
(Loss) income before income tax (benefit) provision	(50,275)	4,918	—	(45,357)
Income tax (benefit) provision	(18,991)	960	—	(18,031)
Net (loss) income	$(31,284)	$3,958	$—	$(27,326)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(31,284)	$3,958	$—	$(27,326)
Foreign currency translation adjustment	—	(11,777)	—	(11,777)
Comprehensive loss	$(31,284)	$(7,819)	$—	$(39,103)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$6,445	$4,553	$—	$10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,155	48	—	1,203
Amortization of deferred financing costs	460	8	—	468
Amortization of long-term liabilities	29	—	—	29
Share-based compensation expense	2,473	91	—	2,564
Depreciation and amortization	13,377	1,800	—	15,177
Gain on sale of rental fleet units	(1,227)	(151)	—	(1,378)
Loss on disposal of property, plant and equipment	287	51	—	338
Deferred income taxes	5,493	1,067	—	6,560
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	3,509	(1,881)	—	1,628
Inventories	(291)	434	—	143
Other assets	(721)	(128)	—	(849)
Accounts payable	(4,191)	1,685	—	(2,506)
Accrued liabilities	1,219	(313)	—	906
Intercompany	450	(450)	—	—
Net cash provided by operating activities	28,467	6,814	—	35,281
Cash Flows from Investing Activities:
Cash paid for businesses, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet	(6,686)	(4,198)	—	(10,884)
Proceeds from sale of rental fleet units	3,278	692	—	3,970
Additions to property, plant and equipment	(5,619)	(2,691)	—	(8,310)
Proceeds from sale of property, plant and equipment	640	200	—	840
Net cash used in investing activities	(17,593)	(5,997)	—	(23,590)
Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	6,492	(1,340)	—	5,152
Deferred financing costs	(193)	—	—	(193)
Principal payments on capital lease obligations	(1,401)	(32)	—	(1,433)
Dividend payments	(9,152)	—	—	(9,152)
Purchase of treasury stock	(7,084)	—	—	(7,084)
Net cash used in financing activities	(11,338)	(1,372)	—	(12,710)
Effect of exchange rate changes on cash	—	40	—	40
Net decrease in cash	(464)	(515)	—	(979)
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$569	$65	$—	$634

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(31,284)	$3,958	$—	$(27,326)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge, net	64,726	—	—	64,726
Provision for doubtful accounts	947	222	—	1,169
Amortization of deferred financing costs	775	14	—	789
Amortization of long-term liabilities	25	—	—	25
Share-based compensation expense	3,160	90	—	3,250
Depreciation and amortization	13,848	1,691	—	15,539
Gain on sale of rental fleet units	(1,826)	(146)	—	(1,972)
Loss on disposal of property, plant and equipment	219	116	—	335
Deferred income taxes	(19,192)	959	—	(18,233)
Foreign currency loss			—	—
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	188	(824)	—	(636)
Inventories	(75)	232	—	157
Other assets	357	98	—	455
Accounts payable	751	282	—	1,033
Accrued liabilities	(467)	(372)	—	(839)
Intercompany	683	(844)	161	—
Net cash provided by operating activities	32,835	5,476	161	38,472
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	—	(1,200)	—	(1,200)
Additions to rental fleet	(5,745)	(4,735)	—	(10,480)
Proceeds from sale of rental fleet units	4,268	574	—	4,842
Additions to property, plant and equipment	(3,307)	(934)	—	(4,241)
Proceeds from sale of property, plant and equipment	243	364	—	607
Net cash used in investing activities	(4,541)	(5,931)	—	(10,472)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(4,602)	619	(154)	(4,137)
Deferred financing costs	(100)	—	—	(100)
Principal payments on capital lease obligations	(828)	(14)	(7)	(849)
Issuance of common stock	32	—	—	32
Dividend payments	(8,509)	—	—	(8,509)
Purchase of treasury stock	(15,284)	—	—	(15,284)
Net cash (used in) provided by financing activities	(29,291)	605	(161)	(28,847)
Effect of exchange rate changes on cash	—	156	—	156
Net increase (decrease) in cash	(997)	306	—	(691)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739
Cash and cash equivalents at end of period	$1,980	$1,068	$—	$3,048

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our December 31, 2015 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94.2% of our total revenues for the three months ended March 31, 2016.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and low maintenance costs. We also sell new and used units, and provide delivery, installation and other ancillary products and value-added services.

During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.  The wood mobile office business was ultimately divested as of May 15, 2015.  As such, activity associated with the wood mobile office business is included in the three months ended March 31, 2015, and no wood mobile office business is included for the corresponding period in the current year.

As of March 31, 2016, our network includes 130 portable storage locations, 18 specialty containment locations and 11 combined locations.  Our portable storage fleet consists of approximately 206,100 units and our specialty containment business has a fleet of approximately 11,900 units.

Business Environment and Outlook.  Excluding the divested wood mobile business, approximately 62% of our estimated combined rental revenue during the twelve-month period ended March 31, 2016 was derived from our North American portable storage business, 17% was derived from our U.K. portable storage business and 21% was derived from our specialty containment business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 42% of our consolidated rental revenue, is forecasted for continued growth for the next several years.  While only 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

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

Our principal asset is our rental fleet, which is capitalized at cost and depreciated over the estimated useful life of the unit using the straight-line method. Rental fleet is depreciated whether or not it is out on rent. Capitalized cost of rental fleet includes the price paid to acquire the unit and freight charges to the location when the unit is first placed in service and, when applicable, the cost of manufacturing or remanufacturing, which includes the cost of customizing units. Ordinary repair and maintenance costs are charged to operations as incurred.

The table below outlines the composition of our portable storage rental fleet at March 31, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$614,056	174,311	85%
Steel ground level offices	349,196	29,673	14
Other	6,823	2,074	1
Portable storage rental fleet	970,075	206,058	100%
Accumulated depreciation	(142,785)
Portable storage rental fleet, net	$827,290

The tables below outline the composition of our specialty containment rental fleet at March 31, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$56,761	2,906	24%
Roll-off boxes	28,226	5,426	46
Stainless steel tank trailers	29,188	660	6
Vacuum boxes	10,207	1,148	10
Dewatering boxes	5,375	643	5
Pumps and filtration equipment	14,005	1,115	9
Other	7,507	n/a
Specialty containment rental fleet	151,269	11,898	100%
Accumulated depreciation	(21,032)
Specialty containment rental fleet, net	$130,237

We are a capital-intensive business.  Therefore, in addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on EBITDA, adjusted EBITDA, and free cash flow to measure our operating results.  EBITDA, adjusted EBITDA and the resultant margins, as well as free cash flow are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  These reconciliations and a description of the limitations of these measures are included below in this report.

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

Reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$10,998	$(27,326)
Interest expense	8,484	9,059
Income tax provision (benefit)	6,713	(18,031)
Depreciation and amortization	15,177	15,539
EBITDA	41,372	(20,759)
Share-based compensation expense (1)	2,564	3,250
Restructuring expenses (2)	2,248	483
Acquisition-related expenses (3)	—	1,002
Asset impairment charge, net (4)	—	64,726
Sales tax refund (5)	—	(1,176)
Adjusted EBITDA	$46,184	$47,526
EBITDA margin	33.2%	(15.7)%
Adjusted EBITDA margin (6)	37.1	36.2

Reconciliation of net cash provided by operating activities to EBITDA, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$35,281	$38,472
Interest paid	3,878	4,190
Income and franchise taxes paid	68	273
Share-based compensation expense (1)	(2,564)	(3,250)
Asset impairment charge, net (4)	—	(64,726)
Gain on sale of rental fleet	1,378	1,972
Loss on disposal of property, plant and equipment	(338)	(335)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,831)	(533)
Inventories	(143)	(157)
Other assets	849	(455)
Accounts payable and accrued liabilities	5,794	3,790
EBITDA	$41,372	$(20,759)

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. For more information, see Note 13 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

The Company has undergone restructuring actions to align its business operations.  These activities materially change the scope of the business or the manner in which the business is conducted.  For more information, see Note 14 “Restructuring” to the accompanying condensed consolidated financial statements.

(3)	Incremental costs associated with acquisitions.
(4)

These costs represent asset impairment charge on the wood mobile office divestiture, net.  For more information about the wood mobile office divestiture, see Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements

(5)	Revenue associated with a sales tax refund.
(6)	Revenue discussed above associated with the sales tax refund was excluded in the calculation of the adjusted EBITDA margin for the 2015 period.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$35,281	$38,472
Additions to rental fleet, excluding acquisitions	(10,884)	(10,480)
Proceeds from sale of rental fleet	3,970	4,842
Additions to property, plant and equipment, excluding acquisitions	(8,310)	(4,241)
Proceeds from sale of property, plant and equipment	840	607
Net capital expenditures, excluding acquisitions	(14,384)	(9,272)
Free cash flow	$20,897	$29,200

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$117,356	$123,117	94.2%	92.8%	$(5,761)	(4.7)%
Sales	6,891	7,972	5.5	6.0	(1,081)	(13.6)
Other	286	1,540	0.2	1.2	(1,254)	(81.4)
Total revenues	124,533	132,629	100.0	100.0	(8,096)	(6.1)
Costs and expenses:
Rental, selling and general expenses	76,302	83,046	61.3	62.6	(6,744)	(8.1)
Cost of sales	4,611	5,133	3.7	3.9	(522)	(10.2)
Restructuring expenses	2,248	483	1.8	0.4	1,765	365.4
Asset impairment charge, net	—	64,726	—	48.8	(64,726)	n/a
Depreciation and amortization	15,177	15,539	12.2	11.7	(362)	(2.3)
Total costs and expenses	98,338	168,927	79.0	127.4	(70,589)	(41.8)
Income (loss) from operations	26,195	(36,298)	21.0	(27.4)	62,493	(172.2)
Other income (expense):
Interest expense	(8,484)	(9,059)	(6.8)	(6.8)	575	(6.3)
Income (loss) before income tax
provision (benefit)	17,711	(45,357)	14.2	(34.1)	63,068
Income tax provision (benefit)	6,713	(18,031)	5.4	(13.6)	24,744
Net income (loss)	$10,998	$(27,326)	8.8%	(20.5)%	$38,324

	Three Months Ended March 31,		Percent of Revenue Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA	$41,372	$(20,759)	33.2%	(15.7)%	$62,131	(299.3)%
Adjusted EBITDA (1)	46,184	47,526	37.1	36.2	(1,342)	(2.8)
Free Cash Flow	20,897	29,200	16.8	22.0	(8,303)	(28.4)

(1)

The calculation of adjusted EBITDA as a percentage of revenue for the 2015 period includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” earlier in this report.

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended March 31:

	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$93,728	$99,004	$(5,276)	(5.3)%
Sales	5,292	5,962	(670)	(11.2)
Other	267	1,529	(1,262)	(82.5)
Total revenues	$99,287	$106,495	$(7,208)	(6.8)

	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$23,628	$24,113	$(485)	(2.0)%
Sales	1,599	2,010	(411)	(20.4)
Other	19	11	8	72.7
Total revenues	$25,246	$26,134	$(888)	(3.4)

Of the $124.5 million of total revenues for the three months ended March 31, 2016, $99.3 million, or 79.7% related to portable storage business and $25.2 million, or 20.3% related to specialty containment business.  In the three-month period ended March 31, 2015, $106.5 million, or 80.3% related to portable storage business and $26.1 million, or 19.7% related to specialty containment business.  The wood mobile office business divested in May 2015 contributed approximately $11.3 million of total revenue and $10.6 million of rental revenue during the three months ended March 31, 2015.

Rental Revenues.  Excluding the effect of the wood mobile office divestiture discussed previously, portable storage rental revenue increased $5.3 million, or 6.0%, as compared to the prior-year quarter.  The increase was driven by a 2.3% increase in year-over-year rental rates and a 2.8% increase in units on rent. In addition, there was one more day in the current quarter as compared to the corresponding quarter in the prior year. These increases in revenue were partially offset by unfavorable currency translation rates in the current year, as compared to the prior year. Adjusted for the change in currency translation rates and excluding the divested assets, rental revenue increased approximately 7.3%, as compared to the prior-year quarter.  Excluding the divested wood mobile offices and adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 4.4% as compared to the prior-year quarter, largely driven by the rate increase and additional day in the current-year quarter.

Rental revenues within the specialty containment business decreased $0.5 million, or 2.0%, for the three-month period ended March 31, 2016, as compared to the same period in the prior year.  Revenue increases in both our downstream and diversified revenue sectors were more than offset by decreased activity in the upstream oil and gas sector.  Rates in the current-year quarter were up slightly as compared with the same period in the prior year.

Sales Revenues. We focus on rental revenues. As such and in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the quarter ended March 31, 2016 decreased $0.7 million, or 11.2%, to $5.3 million, compared to $6.0 million in the same period in 2015. Specialty containment sales revenue for the quarter ended March 31, 2016 decreased $0.4 million, or 20.4%, to $1.6 million, compared to $2.0 million in the same period in 2015.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended March 31:

	Three Months Ended March 31,
	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$60,854	$67,232	$(6,378)	(9.5)%
Cost of sales	3,399	3,864	(465)	(12.0)
Restructuring expenses	2,182	217	1,965	n/a
Asset impairment charge, net	—	64,726	(64,726)	n/a
Depreciation and amortization	8,138	9,466	(1,328)	(14.0)
Total costs and expenses	$74,573	$145,505	$(70,932)	(48.7)

	Three Months Ended March 31,
	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$15,448	$15,814	$(366)	(2.3)%
Cost of sales	1,212	1,269	(57)	(4.5)
Restructuring expenses	66	266	(200)	n/a
Depreciation and amortization	7,039	6,073	966	15.9
Total costs and expenses	$23,765	$23,422	$343	1.5

Rental, Selling and General Expenses.  Rental, selling and general expenses in total decreased $6.7 million primarily due to the divestiture of our wood mobile office business. As a percentage of total revenues, rental, selling and general expenses were 61.3% for the three months ended March 31, 2016, which is down from 62.6% in the prior year (62.4% when excluding $1.0 million of acquisition-related costs in the prior-year quarter, as well as $1.2 million of other revenue related to a sales tax refund in the prior-year quarter).

Within portable storage, after excluding the $1.0 million of acquisition-related expenses in the prior-year quarter, the remaining decrease of $5.4 million for the three months ended March 31, 2016, as compared to the same period in the prior year, was driven largely by lower fleet freight and fuel resulting from decreased activity related to the wood mobile office business and decreasing fuel prices. Additionally, less yard space needs subsequent to the divestiture of our wood mobile office business contributed to lower rent expense. Payroll expense for portable storage in the current quarter was consistent with the prior-year quarter, as increases in salaries and wages were offset by a decrease in incentive compensation.

Rental, selling and general expenses for specialty containment business decreased $0.4 million, or 2.3%, in the current-year quarter, as compared to the prior-year quarter.  The decrease was primarily due to lower fleet freight and fuel resulting from decreased upstream activity, as well as a decrease in incentive compensation.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $3.4 million and $3.9 million in the quarters ended March 31, 2016 and 2015, respectively.  Portable storage sales revenue, less cost of sales (sales profit), was $1.9 million and $2.1 million for the three-month periods ended March 31, 2016 and 2015, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 35.8% in the quarter ended March 31, 2016 and 35.2% in the prior-year quarter.

Within the specialty containment business, cost of sales was $1.2 million and $1.3 million in the quarters ended March 31, 2016 and 2015, respectively.  Specialty containment sales profit was $0.4 million and $0.7 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Asset Impairment Charge, net.  The $64.7 million net asset impairment charge for the three months ended March 31, 2015 is due to the impairment of our wood mobile offices in our North American portable storage segment.  See additional discussion regarding the impairment of the wood mobile office assets in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.

Restructuring. Restructuring expenses in 2016 and 2015 primarily relate to the integration of our wholly-owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused organization; and, to support this shift, the re-alignment of sales leadership with operational leadership.  In addition, included in restructuring expenses for the three months ended March 31, 2016 are costs related to our shift away from the wood mobile office business, primarily related to the abandonment of yards.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased due to the divestiture of the wood mobile office units.  In the first quarter of 2015, we recognized $1.3 million of depreciation related to these units.  Excluding the divested business, depreciation and amortization of $8.1 million was consistent with the prior year.

Adjusted EBITDA. Short-term pressure resulting from the divestiture of our wood mobile office business and the year-over-year decline in upstream specialty containment rental revenue, partially offset by a decrease in incentive compensation, resulted in a $1.3 million, or 2.8%, decrease in adjusted EBITDA to $46.2 million, compared to $47.5 million in the prior-year quarter. Adjusted EBITDA related to the portable storage business decreased $0.7 million, or 1.7%. Specialty containment adjusted EBITDA decreased

$0.7 million. Adjusted EBITDA margins for the Company were 37.1% and 36.2% for the quarters ended March 31, 2016 and 2015, respectively. Adjusted EBITDA margins for the quarter ended March 31, 2016 were 37.8% for our portable storage business and 34.3% for our specialty containment business.

Interest Expense. Interest expense decreased $0.6 million, or 6.3%, to $8.5 million in the first quarter of 2016, compared to the same quarter in the prior year. Our average debt outstanding in the quarter ended March 31, 2016 was $909.9 million, as compared to $930.6 million in the prior-year quarter. The weighted average interest rate on our debt was 3.5% for both three-month periods ended March 31, 2016 and 2015, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.7% and 3.9% for the three-month periods ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes. During the quarter ended March 31, 2016, we had a $6.7 million provision for income taxes, compared to a net benefit of $18.0 million in the prior-year quarter. Our effective income tax rate decreased to 37.9% for the three months ended March 31, 2016, compared to 39.8% for the prior-year quarter.  The decrease in the tax rate is primarily due to the magnitude of the 2015 impairment loss in North America, which has a higher income tax rate.

Net Income. As a result of the income statement activity discussed above, we had net income of $11.0 million for the three months ended March 31, 2016.  Primarily due to the $64.7 million impairment loss, we had a net loss of $27.3 million in the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash from operating activities for the three-month periods ended March 31, 2016 and 2015 of $35.3 million and $38.5 million, respectively, resulted in free cash flow of $20.9 million and $29.2 million, respectively.  In addition to free cash flow, the Company’s principal current source of liquidity is our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”) as described below.

Revolving Credit Facility. On December 14, 2015, we entered into the Credit Agreement.  The Credit Agreement replaces our prior ABL Credit Agreement, dated February 22, 2012, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto, that had a February 2017 maturity date.  The Credit Agreement provides for a five-year, $1.0 billion first lien senior secured revolving credit facility maturing on or before the earlier of (i) December 14, 2020 and (ii) the date that is 90 days prior to the final maturity date of our 7.875% senior notes due 2020 (“Senior Notes”) if such Senior Notes remain outstanding on such date.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S. lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2016, we had $672.9 million of borrowings outstanding and $322.9 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of March 31, 2016 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  Pursuant to the terms of the Credit Agreement, outstanding amounts will bear interest at the highest level in the pricing grid until the first measurement date subsequent to March 31, 2016.  The margins in effect as of April 2016 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict our ability to, among other things: (i) allow certain liens to attach to Mobile Mini or subsidiary assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of March 31, 2016, we were in compliance with the minimum borrowing availability threshold as set forth in the Credit Agreement and therefore not subject to any financial maintenance covenants.

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

Senior Notes. At March 31, 2016, we had outstanding $200.0 million aggregate principal amount of Senior Notes.  Interest on the Senior Notes is payable semiannually in arrears on June 1 and December 1 of each year.

Operating Activities. Net cash provided by operating activities was $35.3 million for the three months ended March 31, 2016, compared to $38.5 million in the same period in the prior year, a decrease of $3.2 million. Although the three-month period ended March 31, 2016 reflects net income of $11.0 million, compared to a net loss of $27.3 million in the comparable period in the prior year, the difference is due primarily to non-cash items.  Non-cash items in the current year include, $15.2 million in depreciation and amortization, $2.6 million of share-based compensation expense and $6.6 million change in deferred taxes.  Non-cash items in the prior year include a $64.7 million net asset impairment, $15.5 million of depreciation and amortization and $3.3 million of share-based compensation expense, offset by a non-cash reduction to net cash provided by operating activities of $18.2 million related to deferred income tax.

Excluding the net non-cash income statement items of $25.0 million in the current-year period and $65.6 million in the prior-year quarter, cash generated by net income decreased slightly to $36.0 million, from $38.3 million in the prior-year quarter.  The decrease is due primarily to the effects of the wood mobile divestiture. In addition, the change in working capital accounts resulted in cash outflow of $0.7 million in the current-year quarter, compared to an inflow of $0.2 million in the prior-year quarter, due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities increased $13.1 million to $23.6 million for the three months ended March 31, 2016, compared to $10.5 million for the same period in 2015.  The increase in cash used is due to $9.2 million of cash paid in the current quarter for a business acquisition, compared to cash paid of $1.2 million for an acquisition in the first quarter of 2015. Additionally, we had increased net expenditures for long-lived assets during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Rental fleet capital expenditures and proceeds from sales of $10.9 million and $4.0 million, respectively, during the three months ended March 31, 2016 were consistent with capital expenditures and proceeds in the corresponding prior-year quarter. Of the $10.9 million in capital expenditures for rental fleet during the current period, $4.6 million related to our North America business, $4.2 million related to our U.K. business and $2.1 million to our specialty containment business.  Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross and net capital expenditures for property, plant and equipment were $8.3 million and $7.5 million, respectively, for the three-month period ended March 31, 2016 compared to gross and net capital expenditures for property, plant and equipment of $4.2 million and $3.6 million, respectively, for the three-month period ended March 31, 2015.  Expenditures during the three months ended March 31, 2016 and 2015 include hardware and software-related costs of approximately $4.5 million and $1.6 million, respectively.  These expenditures were primarily related to the implementation of our new enterprise resource planning platform and for general technology upgrades. The prior-year quarter includes costs related to our new corporate headquarters.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2016 was $12.7 million, compared to $28.8 million for the same period in 2015.  In the current-year quarter we borrowed $5.2 million on our lines of credit, purchased treasury stock totaling $7.1 million and paid dividends of $9.2 million.  In the prior-year quarter, free cash flow was used to pay down $4.1 million on our lines of credit, pay $8.5 million in dividends and purchase $15.3 million of treasury shares.

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

At March 31, 2016, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.2 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ section and in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Impact of Recently Issued Accounting Standards” to the accompanying condensed consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q  reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;
•	competitive developments affecting our industry, including pricing pressures;
•	the timing, effectiveness and number of new markets we enter;
•	our ability to cross-sell our portable storage and specialty containment products;
•	our ability to integrate recent acquisitions;
•	our ability to achieve the expected benefits of the divestiture of the wood mobile offices;
•	our ability to implement our new scalable enterprise resource platform;
•	changes in generally accepted accounting principles;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	our ability to utilize our deferred tax assets.

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

In addition to the information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of March 31, 2016, we had $672.9 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.2% for the three months ended March 31, 2016.  Based upon the average amount of our variable rate debt outstanding during the three months ended March 31, 2016, our annual interest expense would increase by approximately $6.6 million for each one percentage point increase in the interest rate of our lines of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that have occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K for the fiscal year ended December 31, 2015 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
January 2016	24,076	$25.47	19,873	$88,494
February 2016	248,646	25.52	245,607	82,229
March 2016	3,808	31.71	—	82,229
Total	276,530		265,480

(1)

There were 11,050 shares not purchased as part of a publicly announced plan or program. These shares were withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.

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

10.1

Amended and Restated Executive Employment Agreement, effective as of January 14, 2016, between Mobile Mini, Inc. and Erik Olsson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2016)

10.2

Amendment No. 1 to the Mobile Mini, Inc. Amended and Restated Equity Incentive Plan (effective as of March 11, 2016) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2016)

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

MOBILE MINI, INC.

Date: April 28, 2016	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer