Form 10-Q
period 2016-06-30
MOBILE MINI INC
filed 2016-07-28
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

At July 15, 2016, there were outstanding 44,438,997 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$5,339	$1,613
Receivables, net of allowance for doubtful accounts of $3,218 and $2,162 at June 30, 2016 and December 31, 2015, respectively	88,534	80,191
Inventories	17,304	15,596
Rental fleet, net	949,706	951,323
Property, plant and equipment, net	149,552	131,687
Other assets	17,862	16,766
Intangibles, net	70,850	73,212
Goodwill	704,514	706,387
Total assets	$2,003,661	$1,976,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$34,915	$29,086
Accrued liabilities	60,523	59,024
Lines of credit	646,748	667,708
Obligations under capital leases	49,612	38,274
Senior notes, net of deferred financing costs of $4,807 and $2,447 at June 30, 2016 and December 31, 2015, respectively	245,193	197,553
Deferred income taxes	226,171	219,601
Total liabilities	1,263,162	1,211,246
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,268 issued and 44,440 outstanding at June 30, 2016 and 49,145 issued and 44,594 outstanding at December 31, 2015	493	491
Additional paid-in capital	588,782	584,447
Retained earnings	348,977	352,262
Accumulated other comprehensive loss	(63,147)	(44,162)
Treasury stock, at cost, 4,828 and 4,551 shares at June 30, 2016 and December 31, 2015, respectively	(134,606)	(127,509)
Total stockholders' equity	740,499	765,529
Total liabilities and stockholders' equity	$2,003,661	$1,976,775

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$116,773	$120,245	$234,129	$243,362
Sales	6,342	8,199	13,233	16,171
Other	1,734	1,844	2,020	3,384
Total revenues	124,849	130,288	249,382	262,917
Costs and expenses:
Rental, selling and general expenses	78,037	83,104	154,339	166,150
Cost of sales	3,678	5,400	8,289	10,533
Restructuring expenses	1,324	2,444	3,572	2,927
Asset impairment charge and loss on divestiture, net	—	1,402	—	66,128
Depreciation and amortization	16,269	14,538	31,446	30,077
Total costs and expenses	99,308	106,888	197,646	275,815
Income (loss) from operations	25,541	23,400	51,736	(12,898)
Other expense:
Interest expense	(8,002)	(8,967)	(16,486)	(18,026)
Debt extinguishment expense	(9,192)	—	(9,192)	—
Deferred financing costs write-off	(2,271)	—	(2,271)	—
Foreign currency exchange	(4)	(2)	(4)	(2)
Income (loss) before income tax provision (benefit)	6,072	14,431	23,783	(30,926)
Income tax provision (benefit)	2,000	5,015	8,713	(13,016)
Net income (loss)	$4,072	$9,416	$15,070	$(17,910)
Earnings (loss) per share:
Basic	$0.09	$0.21	$0.34	$(0.39)
Diluted	0.09	0.21	0.34	(0.39)
Weighted average number of common and common share equivalents outstanding:
Basic	44,132	45,238	44,175	45,360
Diluted	44,505	45,892	44,420	45,360
Cash dividends declared per share	$0.21	$0.19	$0.41	$0.38

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,072	$9,416	$15,070	$(17,910)
Foreign currency translation adjustment	(15,272)	12,516	(18,985)	739
Comprehensive (loss) income	$(11,200)	$21,932	$(3,915)	$(17,171)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$15,070	$(17,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt extinguishment expense	9,192	—
Deferred financing costs write-off	2,271	—
Asset impairment charge and loss on divestiture, net	—	66,128
Provision for doubtful accounts	2,646	1,894
Amortization of deferred financing costs	948	1,586
Amortization of long-term liabilities	58	51
Share-based compensation expense	4,245	6,737
Depreciation and amortization	31,446	30,077
Gain on sale of rental fleet	(2,782)	(3,643)
Loss on disposal of property, plant and equipment	689	1,482
Deferred income taxes	8,542	(13,420)
Foreign currency transaction loss	4	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(12,296)	495
Inventories	(1,790)	(750)
Other assets	482	(2,931)
Accounts payable	5,765	4,820
Accrued liabilities	220	(3,717)
Net cash provided by operating activities	64,710	70,901
Cash flows from investing activities:
Proceeds from wood mobile office divestiture, net	—	84,500
Cash paid for businesses acquired, net of cash acquired	(9,206)	(1,200)
Additions to rental fleet, excluding acquisitions	(28,158)	(27,809)
Proceeds from sale of rental fleet	7,409	9,375
Additions to property, plant and equipment, excluding acquisitions	(19,263)	(11,612)
Proceeds from sale of property, plant and equipment	1,615	1,677
Net cash (used in) provided by investing activities	(47,603)	54,931
Cash flows from financing activities:
Net repayments under lines of credit	(20,961)	(74,782)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—
Redemption of 7.875% senior notes due 2020	(200,000)	—
Debt extinguishment expense	(9,192)	—
Deferred financing costs	(4,916)	(113)
Principal payments on capital lease obligations	(2,920)	(1,817)
Issuance of common stock	92	1,473
Dividend payments	(18,236)	(16,964)
Purchase of treasury stock	(7,096)	(33,482)
Net cash used in financing activities	(13,229)	(125,685)
Effect of exchange rate changes on cash	(152)	(182)
Net increase (decrease) in cash	3,726	(35)
Cash and cash equivalents at beginning of period	1,613	3,739
Cash and cash equivalents at end of period	$5,339	$3,704

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,991	$15,905
Cash paid for income and franchise taxes	1,151	1,693
Equipment and other acquired through capital lease obligations	14,258	6,467
Capital expenditures accrued or payable	5,507	9,870

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

At June 30, 2016, we had a fleet of portable storage and ground level office units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our specialty containment products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

On May 15, 2015, we completed the divestiture of our wood mobile office fleet within our North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million.  Activity directly associated with this business is included in the three and six months ended June 30, 2015, and is not included in the corresponding periods of the current year. See additional information regarding the divestiture in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices”.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016.

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

Leases.  In February 2016, FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We adopted this guidance during the current-year period. As a result, unamortized debt issuance costs of $4.8 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively, have been deducted from the carrying amount of our Senior Notes (as defined below) in our balance sheet. Unamortized debt issuance costs related to our revolving lines of credit are included in other assets.

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

At June 30, 2016 and December 31, 2015, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at June 30, 2016 and December 31, 2015 approximated their respective book values.

During the current-year period, we redeemed all $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (“2020 Notes”), and issued $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (“2024 Notes”).  See more information in Note 11 “Senior Notes and Lines of Credit”. The fair value of our 2020 Notes and our 2024 Notes (together, the “Senior Notes”) for the periods presented below is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these Senior Notes.

The Senior Notes are presented on the balance sheet net of debt issuance costs. The gross carrying value and the fair value of our Senior Notes are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Carrying value	$250,000	$200,000
Fair value	256,875	207,000

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

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$4,072	$9,416	$15,070	$(17,910)
Denominator:
Weighted average shares outstanding - basic	44,132	45,238	44,175	45,360
Dilutive effect of share-based awards	373	654	245	—
Weighted average shares outstanding - diluted	44,505	45,892	44,420	45,360
Earnings (loss) per share:
Basic	$0.09	$0.21	$0.34	$(0.39)
Diluted	0.09	0.21	0.34	(0.39)

Basic weighted average number of common shares outstanding does not include restricted stock awards of 0.3 million and 0.4 million shares as of June 30, 2016 and 2015, respectively.

There were approximately 0.6 million of common stock equivalents that would have been included in the diluted EPS denominator for the six-month period ended June 30, 2015 had there not been a net loss. These common stock equivalents were excluded because their inclusion would reduce the net loss per share. In addition, the following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	1,083	664	2,094	637
Restricted share awards	24	—	10	—
Total	1,107	664	2,104	637

(5) Impairment and Divestiture of North American Wood Mobile Offices

Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other portable storage products and our specialty containment products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile office fleet within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value.

Based upon the events described above, we conducted a review for impairment for these particular long-lived assets as of March 31, 2015.  The review included assumptions of cash flows considering the likelihood of possible outcomes that existed as of the date of the review, including assigning probabilities to these outcomes.  Management estimated the fair market value for the wood mobile office fleet based upon purchase price discussions. Based on this review, management determined that the assets were impaired as of March 31, 2015 and an impairment loss was recognized.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

On April 16, 2015, we entered into a definitive agreement to sell our wood mobile office fleet within the North American portable storage segment for a cash price of $92.0 million, less associated deferred revenue and customer deposits of $6.8 million.  The net assets were reclassified to held for sale as of that date.  The transaction closed on May 15, 2015, and we recorded a net loss on sale of $1.5 million on that date.

For the six months ended June 30, 2015, the following amounts were recorded for the impairment of the wood mobile office fleet (in thousands):

Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,429
Ancillary items in property, plant and equipment	1,201
Impairment loss	$(64,630)
Sale price	$92,000
Book value of divested assets after impairment	92,000
Selling expenses	1,498
Net loss on sale of wood mobile office fleet	$(1,498)

(6) Acquisitions

During the six months ended June 30, 2016, we completed one acquisition of a portable storage business in Dallas, Texas. The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition.  We have not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to our financial position or results of operations in the aggregate.

The components of the purchase price and net assets acquired during the six months ended June 30, 2016 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$4,233
Property, plant and equipment	190
Intangible assets:
Customer relationships	808
Non-compete agreements	50
Goodwill	3,682
Other assets	402
Liabilities	(159)
Total purchase price	$9,206

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, wood, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$13,694	$13,436
Work-in-process	—	189
Finished portable storage units	3,610	1,971
Inventories	$17,304	$15,596

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  See Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” for information regarding the impairment and divestiture of our wood mobile office fleet during 2015.

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. The latest orderly liquidation value appraisal in September 2015 was conducted by Gordon Brothers-AccuVal. Based on the values assigned in this appraisal our rental fleet net orderly liquidation appraisal value as of June 30, 2016 was approximately $1.1 billion.  These appraisals are used to calculate our available borrowings under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”), as described in Note 11 “Senior Notes and Lines of Credit”.

Depreciation expense related to our rental fleet for the six months ended June 30, 2016 and 2015 was $16.9 million and $17.4 million, respectively. At June 30, 2016, all rental fleet units were pledged as collateral under the Credit Agreement.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at June 30, 2016 and December 31, 2015:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	June 30, 2016	December 31, 2015
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$613,907	$612,782
Steel ground level offices	55%	30	346,695	346,233
Other			6,493	7,052
Total			967,095	966,067
Accumulated depreciation			(145,256)	(142,338)
Total portable storage fleet, net			$821,839	$823,729
Specialty Containment:
Steel tanks		25	$60,776	$55,467
Roll-off boxes		15 - 20	28,722	25,161
Stainless steel tank trailers		25	27,881	28,160
Vacuum boxes		20	11,179	9,852
De-watering boxes		20	5,366	5,383
Pumps and filtration equipment		7	13,152	13,964
Other			6,002	6,843
Total			153,078	144,830
Accumulated depreciation			(25,211)	(17,236)
Total specialty containment fleet, net			$127,867	$127,594
Total rental fleet, net			$949,706	$951,323

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the six months ended June 30, 2016 and 2015 was $11.4 million and $9.7 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Operations.  See Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” for information regarding the impairment and divestiture of ancillary equipment related to the divestiture of our wood mobile office fleet during 2015.

Property, plant and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	June 30, 2016	December 31, 2015
			(In thousands)
Land			$3,898	$4,045
Vehicles and machinery	0 - 55%	5 - 30	129,931	118,185
Buildings and improvements (1)	0 - 25	3 - 30	22,142	21,549
Office fixtures and equipment	—	3 - 10	58,342	47,063
Property, plant and equipment			214,313	190,842
Accumulated depreciation			(64,761)	(59,155)
Property, plant and equipment, net			$149,552	$131,687

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of June 30, 2016 and December 31, 2015, we had $31.7 million and $23.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.  Of the $31.7 million of capitalized software at June 30, 2016, $29.2 million relates to the development of our new enterprise resource planning (“ERP”) system.

(10) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $704.5 million total goodwill at June 30, 2016, $467.6 million relates to the North America portable storage segment, $55.7 million relates to the U.K. portable storage segment and $181.2 million relates to the specialty containment segment.

The following table shows the activity and balances related to goodwill from January 1, 2016 to June 30, 2016 (in thousands):

Balance at January 1, 2016	$706,387
Acquisition	3,682
Foreign currency	(5,555)
Balance at June 30, 2016	$704,514

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		June 30, 2016			December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,351	$(26,737)	$65,614	$92,304	$(24,875)	$67,429
Trade names/trademarks	5 - 10	5,949	(2,012)	3,937	6,025	(1,684)	4,341
Non-compete agreements	5	1,889	(625)	1,264	1,839	(433)	1,406
Other	20	60	(25)	35	60	(24)	36
Total		$100,249	$(29,399)	$70,850	$100,228	$(27,016)	$73,212

Amortization expense for amortizable intangibles was approximately $3.2 million and $3.0 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Based on the carrying value at June 30, 2016, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2016 (remaining)	$3,149
2017	6,245
2018	6,229
2019	6,177
2020	5,061
Thereafter	43,989
Total	$70,850

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(11) Senior Notes and Lines of Credit

Senior Notes

On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

As a result of the redemption of the 2020 Notes during the current-year period, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

The 2024 Notes bear interest at a rate of 5.875% per year, accruing from May 9, 2016, have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Lines of Credit

On December 14, 2015, we entered into the Credit Agreement. The Credit Agreement provides for a five-year, $1.0 billion first lien senior secured revolving credit facility maturing on or before the earlier of (i) December 14, 2020 and (ii) the date that is 90 days prior to the final maturity date of the Senior Notes, if such Senior Notes remain outstanding on such date.  The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S.-based lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.  The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of June 30, 2016, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement provides for U.K. borrowings, which are, at the Company’s option, denominated in either Pounds Sterling or Euros, by its U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by its Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, by the Company based upon a U.S. borrowing base along with any Canadian assets not included in our Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of June 30, 2016, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(12) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of June 30, 2016, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2012, to examination for any U.S. state taxing authority prior to 2011, or to examination for any foreign jurisdictions prior to 2012.  All subsequent periods remain open to examination. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

(13) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of June 30, 2016, 1.9 million shares are available for future grants.  Generally stock options have contractual terms of ten years.

The following table summarizes the Company’s share-based compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$1,623	$2,615	$4,187	$5,865
Restructuring expenses	58	872	58	872
Total share-based compensation	$1,681	$3,487	$4,245	$6,737

As of June 30, 2016, total unrecognized compensation cost related to stock option awards was approximately $4.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of June 30, 2016, the unrecognized compensation cost related to restricted stock awards was approximately $6.9 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for the each of the six-month periods ended June 30:

	2016	2015
Risk-free interest rate	1.5%	1.3% - 1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	36.7%	35.6% - 35.7%
Expected dividend rate	3.1%	1.8% - 2.0%

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	2,870	$33.40
Granted	574	26.23
Canceled/Expired	(72)	34.47
Exercised	(4)	26.72
Options outstanding, end of period	3,368	32.16

A summary of stock options outstanding as of June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,368	$32.16	7.32	$15,071
Vested and expected to vest	3,272	32.24	7.26	14,419
Exercisable	2,512	32.02	6.71	10,444

The aggregate intrinsic value of options exercised during the six months ended June 30, 2016 was approximately $30,000 and the weighted average fair value of stock options granted during the six months ended June 30, 2016 was $6.54.

Included in the tables above are option awards granted in 2016 which will vest based upon the achievement of specified performance criteria related to fiscal 2016 and future years. Such awards have been granted assuming a target number of options. However, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero. The tables present the options at their target amount, and the 1.9 million shares available for grant as noted previously has also been calculated utilizing the target award amounts.  Included in the cancellations shown in the table above is the cancellation of approximately 13,000 options granted in previous years subject to performance criteria.  These awards were canceled during the current-year period due to vesting at less than 100% of the target award.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	242	$31.70
Awarded	143	26.23
Released	(57)	33.18
Forfeited	(23)	27.24
Restricted stock awards at end of period	305	29.20

The restricted stock awards that vested during the six months ended June 30, 2016 had an aggregate grant date fair value of $1.9 million and an aggregate vesting date fair value of $1.6 million.

(14) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expense during the six-month period ended June 30, 2016 resulted from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in the prior year plan but were not accruable at the time of the previous charges. Of the $3.6 million of restructuring expense recognized in the six months ended June 30, 2016, approximately $1.8 million related to the integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused basis; and, to support this shift, the re-alignment of sales leadership with operational leadership.  The remaining $1.8 million of costs relate to the abandonment of yards, or portions of yards, due to our move away from the wood mobile office business. The restructuring expense recognized in the six months ended June 30, 2015 related primarily to the ETS integration.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2015 and the six-month period ended June 30, 2016:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2015	$—	$441	$676	$—	$1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	—	1,245	495	2	1,742
Restructuring expense	108	236	1,813	1,415	3,572
Settlement of obligations	(108)	(778)	(1,876)	(1,417)	(4,179)
Accrued obligations as of June 30, 2016	$—	$703	$432	$—	$1,135

The majority of accrued obligations are expected to be paid out through the year 2016.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following amounts are included in restructuring expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$2	$—	$108	$—
Severance and benefits	164	2,410	236	2,874
Lease abandonment costs	1,077	19	1,813	38
Other costs	81	15	1,415	15
Restructuring expense	$1,324	$2,444	$3,572	$2,927

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

(16) Stockholders’ Equity

Dividends

On January 21, 2016 and April 27, 2016, the Board authorized and declared a cash dividend to all our common stockholders of $0.206 per share of common stock, which were paid on March 23, 2016 and June 1, 2016, respectively, to all stockholders of record as of the close of business on March 9, 2016 and May 18, 2016, respectively. Each future quarterly dividend payment is subject to review and approval by the Board. Our Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the six months ended June 30, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program. Approximately $82.2 million is available for repurchase as of June 30, 2016.  In addition, during the six months ended June 30, 2016, we withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.3 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the six months ended June 30, 2015, we purchased approximately 0.9 million shares of our common stock at a cost of $33.1 million under the authorized share repurchase program and withheld approximately 10,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $103.1 million and $107.2 million for the three months ended June 30, 2016 and 2015, respectively, and were $206.2 million and $217.6 million for the six months ended June 30, 2016 and 2015, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended June 30, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$73,671	$20,431	$94,102	$22,671	$116,773
Sales	4,712	411	5,123	1,219	6,342
Other	1,566	45	1,611	123	1,734
Total revenues	79,949	20,887	100,836	24,013	124,849
Costs and expenses:
Rental, selling and general expenses	50,361	12,493	62,854	15,183	78,037
Cost of sales	2,776	280	3,056	622	3,678
Restructuring expenses	1,031	—	1,031	293	1,324
Depreciation and amortization	7,184	1,794	8,978	7,291	16,269
Total costs and expenses	61,352	14,567	75,919	23,389	99,308
Income from operations	$18,597	$6,320	$24,917	$624	$25,541
Interest expense, net of interest income	$5,105	$136	$5,241	$2,761	$8,002
Income tax provision	1,182	1,076	2,258	(258)	2,000
Capital expenditures for additions to rental fleet, excluding acquisitions	6,901	3,308	10,209	7,065	17,274

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended June 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$74,200	$20,836	$95,036	$25,209	$120,245
Sales	5,042	1,058	6,100	2,099	8,199
Other	1,726	103	1,829	15	1,844
Total revenues	80,968	21,997	102,965	27,323	130,288
Costs and expenses:
Rental, selling and general expenses	53,562	13,452	67,014	16,090	83,104
Cost of sales	3,136	852	3,988	1,412	5,400
Restructuring expenses	1,470	—	1,470	974	2,444
Asset impairment charge, net	1,402	—	1,402	—	1,402
Depreciation and amortization	6,530	1,642	8,172	6,366	14,538
Total costs and expenses	66,100	15,946	82,046	24,842	106,888
Income from operations	$14,868	$6,051	$20,919	$2,481	$23,400
Interest expense, net of interest income	$6,053	$224	$6,277	$2,690	$8,967
Income tax (benefit) provision	3,809	1,295	5,104	(89)	5,015
Capital expenditures for additions to rental fleet, excluding acquisitions	5,112	5,256	10,368	6,961	17,329

 The following tables set forth certain information regarding each of the Company’s segments for the six-month periods indicated:

	For the Six Months Ended June 30, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$147,684	$40,146	$187,830	$46,299	$234,129
Sales	9,160	1,255	10,415	2,818	13,233
Other	1,779	99	1,878	142	2,020
Total revenues	158,623	41,500	200,123	49,259	249,382
Costs and expenses:
Rental, selling and general expenses	98,749	24,959	123,708	30,631	154,339
Cost of sales	5,534	921	6,455	1,834	8,289
Restructuring expenses	3,213	—	3,213	359	3,572
Depreciation and amortization	13,611	3,505	17,116	14,330	31,446
Total costs and expenses	121,107	29,385	150,492	47,154	197,646
Income from operations	$37,516	$12,115	$49,631	$2,105	$51,736
Interest expense, net of interest income	$10,753	$267	$11,020	$5,466	$16,486
Income tax provision	6,241	2,144	8,385	328	8,713
Capital expenditures for additions to rental fleet, excluding acquisitions	11,481	7,478	18,959	9,199	28,158

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Six Months Ended June 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$153,184	$40,856	$194,040	$49,322	$243,362
Sales	10,025	2,037	12,062	4,109	16,171
Other	3,165	193	3,358	26	3,384
Total revenues	166,374	43,086	209,460	53,457	262,917
Costs and expenses:
Rental, selling and general expenses	107,142	27,104	134,246	31,904	166,150
Cost of sales	6,258	1,594	7,852	2,681	10,533
Restructuring expenses	1,687	—	1,687	1,240	2,927
Asset impairment charge, net	66,128	—	66,128	—	66,128
Depreciation and amortization	14,420	3,218	17,638	12,439	30,077
Total costs and expenses	195,635	31,916	227,551	48,264	275,815
(Loss) income from operations	$(29,261)	$11,170	$(18,091)	$5,193	$(12,898)
Interest expense, net of interest income	$12,201	$442	$12,643	$5,383	$18,026
Income tax (benefit) provision	(15,189)	2,254	(12,935)	(81)	(13,016)
Capital expenditures for additions to rental fleet, excluding acquisitions	7,785	9,977	17,762	10,047	27,809

Assets related to the Company’s reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of June 30, 2016:
Goodwill	$467,633	$55,665	$523,298	$181,216	$704,514
Intangibles	2,421	251	2,672	68,178	70,850
Rental fleet	679,524	142,315	821,839	127,867	949,706
As of December 31, 2015:
Goodwill	$463,616	$61,532	$525,148	$181,239	$706,387
Intangibles	2,021	403	2,424	70,788	73,212
Rental fleet	672,080	151,649	823,729	127,594	951,323

The above schedule includes total assets in the U.S. of $1.8 billion and $1.7 billion as of June 30, 2016 and December 31, 2015, respectively.

(18) Subsequent Events

Declaration of Quarterly Dividend

On July 20, 2016, the Company’s Board authorized and declared a quarterly dividend to all our common stockholders of $0.206 per share of common stock, payable on August 31, 2016 to all stockholders of record as of the close of business on August 17, 2016.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,740	$3,599	$—	$5,339
Receivables, net	70,755	17,779	—	88,534
Inventories	16,397	907	—	17,304
Rental fleet, net	797,390	152,316	—	949,706
Property, plant and equipment, net	128,652	20,900	—	149,552
Other assets	16,075	1,787	—	17,862
Intangibles, net	70,549	301	—	70,850
Goodwill	644,126	60,388	—	704,514
Intercompany receivables	145,331	4,384	(149,715)	—
Total assets	$1,891,015	$262,361	$(149,715)	$2,003,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$25,979	$8,936	$—	$34,915
Accrued liabilities	53,919	6,604	—	60,523
Lines of credit	646,237	511	—	646,748
Obligations under capital leases	49,367	245	—	49,612
Senior Notes, net	245,193	—	—	245,193
Deferred income taxes	209,885	16,286	—	226,171
Intercompany payables	—	1,716	(1,716)	—
Total liabilities	1,230,580	34,298	(1,716)	1,263,162
Commitments and contingencies
Stockholders' equity:
Common stock	493	—	—	493
Additional paid-in capital	588,782	147,999	(147,999)	588,782
Retained earnings	205,766	143,211	—	348,977
Accumulated other comprehensive loss	—	(63,147)	—	(63,147)
Treasury stock, at cost	(134,606)	—	—	(134,606)
Total stockholders' equity	660,435	228,063	(147,999)	740,499
Total liabilities and stockholders' equity	$1,891,015	$262,361	$(149,715)	$2,003,661

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$95,555	$21,218	$—	$116,773
Sales	5,865	477	—	6,342
Other	1,687	47	—	1,734
Total revenues	103,107	21,742	—	124,849
Costs and expenses:
Rental, selling and general expenses	64,935	13,102	—	78,037
Cost of sales	3,361	317	—	3,678
Restructuring expenses	1,324	—	—	1,324
Depreciation and amortization	14,369	1,900	—	16,269
Total costs and expenses	83,989	15,319	—	99,308
Income from operations	19,118	6,423	—	25,541
Other income (expense):
Interest income	2,653	—	(2,653)	—
Interest expense	(10,519)	(136)	2,653	(8,002)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(4)	—	(4)
Income before income tax provision	(211)	6,283	—	6,072
Income tax provision	924	1,076	—	2,000
Net income	$(1,135)	$5,207	$—	$4,072

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$(1,135)	$5,207	$—	$4,072
Foreign currency translation adjustment	—	(15,272)	—	(15,272)
Comprehensive income	$(1,135)	$(10,065)	$—	$(11,200)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$98,354	$21,891	$—	$120,245
Sales	7,078	1,121	—	8,199
Other	1,739	105	—	1,844
Total revenues	107,171	23,117	—	130,288
Costs and expenses:
Rental, selling and general expenses	68,873	14,231	—	83,104
Cost of sales	4,506	894	—	5,400
Restructuring expenses	2,444	—	—	2,444
Asset impairment charge, net	1,384	18	—	1,402
Depreciation and amortization	12,785	1,753	—	14,538
Total costs and expenses	89,992	16,896	—	106,888
Income from operations	17,179	6,221	—	23,400
Other income (expense):
Interest income	2,661	—	(2,661)	—
Interest expense	(11,245)	(383)	2,661	(8,967)
Foreign currency exchange	—	(2)	—	(2)
Income before income tax (benefit) provision	8,595	5,836	—	14,431
Income tax provision	3,720	1,295	—	5,015
Net income	$4,875	$4,541	$—	$9,416

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$192,445	$41,684	$—	$234,129
Sales	11,826	1,407	—	13,233
Other	1,915	105	—	2,020
Total revenues	206,186	43,196	—	249,382
Costs and expenses:
Rental, selling and general expenses	128,174	26,165	—	154,339
Cost of sales	7,271	1,018	—	8,289
Restructuring expenses	3,572	—	—	3,572
Depreciation and amortization	27,746	3,700	—	31,446
Total costs and expenses	166,763	30,883	—	197,646
Income from operations	39,423	12,313	—	51,736
Other income (expense):
Interest income	5,307	—	(5,307)	—
Interest expense	(21,388)	(405)	5,307	(16,486)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(4)	—	(4)
Income before income tax provision	11,879	11,904	—	23,783
Income tax provision	6,569	2,144	—	8,713
Net income	$5,310	$9,760	$—	$15,070

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$5,310	$9,760	$—	$15,070
Foreign currency translation adjustment	—	(18,985)	—	(18,985)
Comprehensive income	$5,310	$(9,225)	$—	$(3,915)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$200,461	$42,901	$—	$243,362
Sales	13,995	2,176	—	16,171
Other	3,189	195	—	3,384
Total revenues	217,645	45,272	—	262,917
Costs and expenses:
Rental, selling and general expenses	137,547	28,603	—	166,150
Cost of sales	8,843	1,690	—	10,533
Restructuring expenses	2,927	—	—	2,927
Asset impairment charge, net	66,110	18	—	66,128
Depreciation and amortization	26,633	3,444	—	30,077
Total costs and expenses	242,060	33,755	—	275,815
(Loss) income from operations	(24,415)	11,517	—	(12,898)
Other income (expense):
Interest income	5,323	—	(5,323)	—
Interest expense	(22,588)	(761)	5,323	(18,026)
Foreign currency exchange	—	(2)	—	(2)
(Loss) income before income tax (benefit) provision	(41,680)	10,754	—	(30,926)
Income tax (benefit) provision	(15,271)	2,255	—	(13,016)
Net (loss) income	$(26,409)	$8,499	$—	$(17,910)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(26,409)	$8,499	$—	$(17,910)
Foreign currency translation adjustment	—	739	—	739
Comprehensive loss	$(26,409)	$9,238	$—	$(17,171)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,310	$9,760	$—	$15,070
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	2,434	212	—	2,646
Amortization of deferred financing costs	941	7	—	948
Amortization of long-term liabilities	58	—	—	58
Share-based compensation expense	4,106	139	—	4,245
Depreciation and amortization	27,746	3,700	—	31,446
Gain on sale of rental fleet units	(2,500)	(282)	—	(2,782)
Loss on disposal of property, plant and equipment	521	168	—	689
Deferred income taxes	6,399	2,143	—	8,542
Foreign currency loss	—	4	—	4
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(10,758)	(1,538)	—	(12,296)
Inventories	(2,173)	383	—	(1,790)
Other assets	540	(58)	—	482
Accounts payable	3,029	2,736	—	5,765
Accrued liabilities	202	18	—	220
Intercompany	764	(764)	—	—
Net cash provided by operating activities	48,082	16,628	—	64,710
Cash flows from investing activities:
Cash paid for businesses, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet	(20,657)	(7,501)	—	(28,158)
Proceeds from sale of rental fleet units	6,332	1,077	—	7,409
Additions to property, plant and equipment	(13,301)	(5,962)	—	(19,263)
Proceeds from sale of property, plant and equipment	1,166	449	—	1,615
Net cash used in investing activities	(35,666)	(11,937)	—	(47,603)
Cash flows from financing activities:
Net repayments under lines of credit	(19,513)	(1,448)	—	(20,961)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(4,916)	—	—	(4,916)
Principal payments on capital lease obligations	(2,848)	(72)	—	(2,920)
Issuance of common stock	92	—	—	92
Dividend payments	(18,236)	—	—	(18,236)
Purchase of treasury stock	(7,096)	—	—	(7,096)
Net cash used in financing activities	(11,709)	(1,520)	—	(13,229)
Effect of exchange rate changes on cash	—	(152)	—	(152)
Net decrease in cash	707	3,019	—	3,726
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$1,740	$3,599	$—	$5,339

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(26,409)	$8,499	$—	$(17,910)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge, net	66,110	18	—	66,128
Provision for doubtful accounts	1,527	367	—	1,894
Amortization of deferred financing costs	1,557	29	—	1,586
Amortization of long-term liabilities	50	1	—	51
Share-based compensation expense	6,548	189	—	6,737
Depreciation and amortization	26,633	3,444	—	30,077
Gain on sale of rental fleet units	(3,417)	(226)	—	(3,643)
Loss on disposal of property, plant and equipment	1,132	350	—	1,482
Deferred income taxes	(15,674)	2,254	—	(13,420)
Foreign currency loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,659	(1,164)	—	495
Inventories	(915)	165	—	(750)
Other assets	(788)	(2,143)	—	(2,931)
Accounts payable	5,217	(397)	—	4,820
Accrued liabilities	(3,484)	(233)	—	(3,717)
Intercompany	835	(736)	(99)	—
Net cash provided by operating activities	60,581	10,419	(99)	70,901
Cash flows from investing activities:
Proceeds from mobile wood office divestiture, net	84,473	27	—	84,500
Cash paid for businesses acquired, net of cash acquired	—	(1,200)	—	(1,200)
Additions to rental fleet	(17,749)	(10,060)	—	(27,809)
Proceeds from sale of rental fleet units	8,243	1,132	—	9,375
Additions to property, plant and equipment	(9,957)	(1,655)	—	(11,612)
Proceeds from sale of property, plant and equipment	1,228	449	—	1,677
Net cash used in investing activities	66,238	(11,307)	—	54,931
Cash flows from financing activities:
Net repayments under lines of credit	(76,385)	1,504	99	(74,782)
Deferred financing costs	(113)	—	—	(113)
Principal payments on capital lease obligations	(1,790)	(27)	—	(1,817)
Issuance of common stock	1,473	—	—	1,473
Dividend payments	(16,964)	—	—	(16,964)
Purchase of treasury stock	(33,482)	—		(33,482)
Net cash (used in) provided by financing activities	(127,261)	1,477	99	(125,685)
Effect of exchange rate changes on cash	—	(182)	—	(182)
Net increase (decrease) in cash	(442)	407	—	(35)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739
Cash and cash equivalents at end of period	$2,535	$1,169	$—	$3,704

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 93.9% of our total revenues for the six months ended June 30, 2016.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

On May 9, 2016, we issued $250.0 million aggregate principal amount of our 2024 Notes. The net proceeds from the sale of the 2024 Notes were used primarily to redeem our $200.0 million 2020 Notes (including related fees, interest and costs for both redemption of the 2020 Notes and issuance of the 2024 Notes), as well as to repay a portion of the indebtedness outstanding under our asset-based revolving credit facility. During March 2015, we entered into discussions regarding the possible sale of our wood mobile office fleet within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value. Based on these events we conducted a review for impairment for these particular long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. In the quarter ended June 30, 2015, the divestiture of these assets was completed and a loss on sale of was recorded. The total impairment and loss on the divestiture of the wood mobile office fleet was $66.1 million during the six-month period ended June 30, 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile office fleet in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.  Our North American wood mobile office fleet was divested as of May 15, 2015.  As such, activity associated with the wood mobile office business is included for a portion of the three- and six-month periods ended June 30, 2015, while no wood mobile office business is included for the corresponding periods in the current year.As of June 30, 2016, our network of locations included 127 portable storage locations, 19 specialty containment locations and 13 combined locations.  Our portable storage fleet consists of approximately 206,700 units and our specialty containment fleet consists of approximately 12,000 units.

Business Environment and Outlook.  Approximately 63% of our estimated combined rental revenue during the twelve-month period ended June 30, 2016 was derived from our North American portable storage business, 17% was derived from our U.K. portable storage business and 20% was derived from the specialty containment business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K voted to leave the E.U. in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 43% of our consolidated rental revenue, is forecasted for continued growth in 2016 and 2017.  While less than 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

Accounting and Operating Overview

Our principal operating revenues and expenses are:

Revenues:

•	Rental revenues include all rent and ancillary revenues we receive for our rental fleet.
•

Sales revenues consist primarily of sales of new and used portable storage products, used specialty containment fleet and, to a lesser extent, parts and supplies sold to specialty containment customers.

Costs and expenses:

•

Rental, selling and general expenses include, among other expenses, payroll and payroll-related costs (including share-based compensation and commissions for our sales team), fleet transportation and fuel costs, repair and maintenance costs for our rental fleet and transportation equipment, real estate lease expense, insurance costs, and general corporate expenses.

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

The table below outlines the composition of our portable storage rental fleet at June 30, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$613,907	174,816	85%
Steel ground level offices	346,695	29,866	14
Other	6,493	2,008	1
Portable storage rental fleet	967,095	206,690	100%
Accumulated depreciation	(145,256)
Portable storage rental fleet, net	$821,839

The tables below outline the composition of our specialty containment rental fleet at June 30, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$60,776	3,087	26%
Roll-off boxes	28,722	5,472	45
Stainless steel tank trailers	27,881	1,226	10
Vacuum boxes	11,179	646	5
Dewatering boxes	5,366	642	5
Pumps and filtration equipment	13,152	962	9
Other	6,002	n/a
Specialty containment rental fleet	153,078	12,035	100%
Accumulated depreciation	(25,211)
Specialty containment rental fleet, net	$127,867

We are a capital-intensive business.  Therefore, in addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on EBITDA, adjusted EBITDA, and free cash flow to measure our operating results.  EBITDA, adjusted EBITDA and the resultant margins, and free cash flow are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  These reconciliations and a description of the limitations of these measures are included below.

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

Reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$4,072	$9,416	$15,070	$(17,910)
Interest expense	8,002	8,967	16,486	18,026
Income tax provision (benefit)	2,000	5,015	8,713	(13,016)
Depreciation and amortization	16,269	14,538	31,446	30,077
Debt extinguishment expense	9,192	—	9,192	—
Deferred financing costs write-off	2,271	—	2,271	—
EBITDA	41,806	37,936	83,178	17,177
Share-based compensation expense (1)	1,623	2,615	4,187	5,865
Restructuring expenses (2)	1,324	2,444	3,572	2,927
Acquisition-related expenses (3)	—	993	—	1,995
Asset impairment charge and loss on divestiture, net (4)	—	1,402	—	66,128
Transition services revenue (5)	—	(1,465)	—	(1,465)
Transition services expense (5)	—	1,715	—	1,715
Sales tax refund (6)	(1,365)	—	(1,365)	(1,176)
Expenses related to unclaimed property settlement	—	642	—	642
Adjusted EBITDA	$43,388	$46,282	$89,572	$93,808
EBITDA margin	33.5%	29.1%	33.4%	6.5%
Adjusted EBITDA margin (7)	35.1	35.9	36.1	36.0

Reconciliation of net cash provided by operating activities to EBITDA, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities	$29,429	$32,429	$64,710	$70,901
Interest paid	10,113	11,715	13,991	15,905
Income and franchise taxes paid	1,083	1,420	1,151	1,693
Share-based compensation expense (1)(2)	(1,681)	(3,487)	(4,245)	(6,737)
Asset impairment charge, net (4)	—	(1,402)	—	(66,128)
Gain on sale of rental fleet	1,404	1,671	2,782	3,643
Loss on disposal of property, plant and equipment	(351)	(1,147)	(689)	(1,482)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	12,481	(1,856)	9,650	(2,389)
Inventories	1,933	907	1,790	750
Other assets	(1,331)	3,386	(482)	2,931
Accounts payable and accrued liabilities	(11,274)	(5,700)	(5,480)	(1,910)
EBITDA	$41,806	$37,936	$83,178	$17,177

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
(4)

These costs represent asset impairment charge on the wood mobile office fleet divestiture, net.  For more information about the wood mobile office fleet divestiture, see Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements

(5)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile office fleet divestiture, including expenses related to wood mobile offices on our leased properties.

(6)	Revenue associated with sales tax refunds.
(7)	Revenue discussed above associated with the sales tax refunds and the transition services was excluded in the calculation of the adjusted EBITDA margin for the applicable period.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net cash provided by operating activities	$29,429	$32,429	$64,710	$70,901
Additions to rental fleet, excluding acquisitions	(17,274)	(17,329)	(28,158)	(27,809)
Proceeds from sale of rental fleet	3,439	4,533	7,409	9,375
Additions to property, plant and equipment, excluding acquisitions	(10,953)	(7,371)	(19,263)	(11,612)
Proceeds from sale of property, plant and equipment	775	1,070	1,615	1,677
Net capital expenditures, excluding acquisitions	(24,013)	(19,097)	(38,397)	(28,369)
Free cash flow	$5,416	$13,332	$26,313	$42,532

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$116,773	$120,245	93.5%	92.3%	$(3,472)	(2.9)%
Sales	6,342	8,199	5.1	6.3	(1,857)	(22.6)
Other	1,734	1,844	1.4	1.4	(110)	(6.0)
Total revenues	124,849	130,288	100.0	100.0	(5,439)	(4.2)
Costs and expenses:
Rental, selling and general expenses	78,037	83,104	62.5	63.8	(5,067)	(6.1)
Cost of sales	3,678	5,400	2.9	4.1	(1,722)	(31.9)
Restructuring expenses	1,324	2,444	1.1	1.9	(1,120)	(45.8)
Asset impairment charge and loss on divestiture, net	—	1,402	—	1.1	(1,402)	n/a
Depreciation and amortization	16,269	14,538	13.0	11.2	1,731	11.9
Total costs and expenses	99,308	106,888	79.5	82.0	(7,580)	(7.1)
Income from operations	25,541	23,400	20.5	18.0	2,141	9.1
Other income (expense):
Interest expense	(8,002)	(8,967)	(6.4)	(6.9)	965	(10.8)
Debt extinguishment expense	(9,192)	—	(7.4)	—	(9,192)	n/a
Deferred financing costs write-off	(2,271)	—	(1.8)	—	(2,271)	n/a
Foreign currency exchange	(4)	(2)	—	—	(2)	n/a
Income before income tax provision	6,072	14,431	4.9	11.1	(8,359)
Income tax provision	2,000	5,015	1.6	3.8	(3,015)
Net income	$4,072	$9,416	3.3%	7.2%	$(5,344)

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA	$41,806	$37,936	33.5%	29.1%	$3,870	10.2%
Adjusted EBITDA (1)	43,388	46,282	35.1	35.9	(2,894)	(6.3)
Free Cash Flow	5,416	13,332	4.3	10.2	(7,916)	(59.4)

(1)

The calculation of adjusted EBITDA as a percentage of revenue includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” discussed above.

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended June 30:

	Three Months Ended June 30,
	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$94,102	$95,036	$(934)	(1.0)%
Sales	5,123	6,100	(977)	(16.0)
Other	1,611	1,829	(218)	(11.9)
Total revenues	$100,836	$102,965	$(2,129)	(2.1)

	Three Months Ended June 30,
	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$22,671	$25,209	$(2,538)	(10.1)%
Sales	1,219	2,099	(880)	(41.9)
Other	123	15	108	720.0
Total revenues	$24,013	$27,323	$(3,310)	(12.1)

Of the $124.8 million of total revenues for the three months ended June 30, 2016, $100.8 million, or 80.8% related to portable storage business and $24.0 million, or 19.2% related to specialty containment business.  In the three-month period ended June 30, 2015, $103.0 million, or 79.0% related to portable storage business and $27.3 million, or 21.0% related to specialty containment business.  The wood mobile office business divested in May 2015 contributed approximately $5.6 million of total revenue and $5.1 million of rental revenue during the three months ended June 30, 2015.

Rental Revenues.  Portable storage rental revenue for the three months ended June 30, 2016 increased $4.2 million, or 4.7%, as compared to the prior-year quarter, excluding the effect of the wood mobile office fleet divestiture discussed above.  Adjusted for the change in currency translation rates and excluding the divested wood mobile office assets, rental revenue increased approximately 6.2%, as compared to the prior-year quarter.  The increase was driven by a 1.6% increase in year-over-year rental rates and a 2.9% increase in units on rent. These increases in revenue were partially offset by unfavorable currency translation rates in the current-year period, as compared to the prior-year period. Excluding the divested wood mobile office assets and adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 3.2% as compared to the prior-year quarter, largely driven by the rate increase.

Rental revenues within the specialty containment business decreased $2.5 million, or 10.1%, for the three-month period ended June 30, 2016, as compared to the same period in the prior year.  This decline is primarily driven by decreases in upstream and diversified revenues.  Upstream revenue decreased due to headwinds in the oil and gas sector, and diversified revenues decreased due to weakness in the mining sector, as well as fewer infrastructure projects. Downstream revenues decreased slightly as high-capacity production resulting from lower oil prices has caused the postponement of certain plant maintenance projects.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the quarter ended June 30, 2016 decreased $1.0 million, or 16.0%, to $5.1 million, compared to $6.1 million in the same period in 2015. Specialty containment sales revenue for the quarter ended June 30, 2016 decreased $0.9 million to $1.2 million, compared to $2.1 million in the same period in 2015.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended June 30:

	Three Months Ended June 30,
	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$62,854	$67,014	$(4,160)	(6.2)%
Cost of sales	3,056	3,988	(932)	(23.4)
Restructuring expenses	1,031	1,470	(439)	n/a
Asset impairment charge, net	—	1,402	(1,402)	n/a
Depreciation and amortization	8,978	8,172	806	9.9
Total costs and expenses	$75,919	$82,046	$(6,127)	(7.5)

	Three Months Ended June 30,
	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$15,183	$16,090	$(907)	(5.6)%
Cost of sales	622	1,412	(790)	(55.9)
Restructuring expenses	293	974	(681)	n/a
Depreciation and amortization	7,291	6,366	925	14.5
Total costs and expenses	$23,389	$24,842	$(1,453)	(5.8)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended June 30, 2016 of $78.0 million decreased $5.1 million or 6.1%, as compared to the prior-year period.  Of this decrease $4.2 million related to the portable storage business and $0.9 million related to the specialty containment business. As a percentage of total revenues, rental, selling and general expenses were 62.5% for the three months ended June 30, 2016, which was down from 63.8% in the prior-year period.

Within the portable storage business, rental, selling and general expenses for the three months ended June 30, 2016 decreased $4.2 million, or 6.2%, from the prior-year period.  Of this decrease, $3.3 million related to expenses recognized in the prior-year quarter that were not indicative of our operations.  The $3.3 million of expenses consisted of $1.0 million in acquisition-related expenses, $1.7 million of transition service expense and $0.6 million of expenses related to an unclaimed property settlement.

The remaining $0.9 million decrease in portable storage business rental, selling and general expenses, after excluding the $3.3 million of expenses discussed above, was driven largely by lower fleet freight and fuel cost resulting from decreased activity due to the divestiture of our wood mobile office fleet, as well as lower fuel prices generally. Salaries and wages and other operating costs within the portable storage business increased due to the expansion of shared services, as well as the implementation and operation of our new enterprise resource planning (“ERP”) system.  Additionally, fleet repairs and maintenance expense increased compared to the prior-year quarter. These increases were partially offset by decreased incentives and stock-based compensation, as well as increased allocations of overhead expenses to the specialty containment business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the specialty containment business decreased $0.9 million, or 5.6%, in the current-year quarter, as compared to the prior-year quarter.  This decrease was primarily due to decreased payroll as a result of the lower rental activity as well as the elimination of redundant employee positions as we consolidate our infrastructure and shared services.  The decreases in payroll were largely offset by increased allocations of overhead expense.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $3.1 million and $4.0 million in the quarters ended June 30, 2016 and 2015, respectively.  Portable storage sales revenue, less cost of sales (sales profit), was $2.1 million for both three-month periods ended June 30, 2016 and 2015.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 40.3% in the quarter ended June 30, 2016 and 34.6% in the prior-year quarter.

Within the specialty containment business, cost of sales was $0.6 million and $1.4 million in the quarters ended June 30, 2016 and 2015, respectively.  Specialty containment sales profit was $0.6 million and $0.7 million for the three-month periods ended June 30, 2016 and 2015, respectively.

Asset Impairment Charge, net.  As discussed above, we recorded a loss on the sale of our wood mobile office fleet in the quarter ended June 30, 2015. See additional discussion regarding the impairment of the wood mobile office assets in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.

Restructuring. Approximately $0.5 million of the restructuring expenses in 2016 and 2015 relate to the integration of our wholly owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused basis; and, to support this shift, the re-alignment of sales leadership with operational leadership.  Additionally, included in restructuring expenses for the three months ended June 30, 2016 was $0.9 million of costs related to our shift away from the wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased $1.7 million in the three months ended June 30, 2016 as compared to the prior-year period.  This increase is largely due to increased depreciation on our property, plant and equipment, including the implementation of our new ERP system.

Adjusted EBITDA. For the three-month period ended June 30, 2016, we realized adjusted EBITDA of $43.4 million, a decrease of $2.9 million, or 6.3%, as compared to adjusted EBITDA of $46.3 million in the prior-year period. Growth in our current portable storage business was largely offset by short-term pressure resulting from the divestiture of our wood mobile office fleet, increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system, as well as the year-over-year decline in specialty containment rental revenue. Our adjusted EBITDA margins were 35.1% and 35.9% for the quarters ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, adjusted EBITDA related to the portable storage business decreased $1.3 million, or 3.5%, to $35.1 million from $36.4 million in the prior-year period. Adjusted EBITDA related to the specialty containment business decreased $1.6 million, to $8.3 million during the three months ended June 30, 2016 from $9.9 million during the prior-year period. Adjusted EBITDA margins for the quarter ended June 30, 2016 were 35.3% for the portable storage business and 34.5% for the specialty containment business.

Interest Expense. Interest expense decreased $1.0 million, or 10.8%, to $8.0 million in the second quarter of 2016, compared to the prior-year quarter. Our average debt outstanding in the quarter ended June 30, 2016 was $923.1 million, as compared to $890.1 million in the prior-year quarter. The weighted average interest rate on our debt was 3.2% and 3.7% for the three-month periods ended June 30, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.5% and 4.0% for the three-month periods ended June 30, 2016 and 2015, respectively.

This decrease in the effective interest rate was due to the issuance of the 2024 Notes and extinguishment of the 2020 Notes in the second quarter of 2016 along with the refinancing of our line of credit in the fourth quarter of 2015.  Each of these activities resulted in lowered interest rates. See additional discussion in Note 11 “Senior Notes and Lines of Credit” to the accompanying condensed consolidated financial statements.

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes during the current-year period, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

Provision for Income Taxes. During the quarter ended June 30, 2016, we had a $2.0 million provision for income taxes, compared to $5.0 million in the prior-year quarter. Our effective income tax rate decreased to 32.9% for the three months ended June 30, 2016, compared to 34.8% for the prior-year quarter.  This decrease in the effective tax rate was primarily due to the corporate tax rate reduction in the U.K. which was enacted in the fourth quarter of 2015.

Net Income. As a result of the income statement activity discussed above, we had net income of $4.1 million for the three months ended June 30, 2016, compared to net income of $9.4 million in the prior-year quarter.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$234,129	$243,362	93.9%	92.6%	$(9,233)	(3.8)%
Sales	13,233	16,171	5.3	6.2	(2,938)	(18.2)
Other	2,020	3,384	0.8	1.3	(1,364)	(40.3)
Total revenues	249,382	262,917	100.0	100.0	(13,535)	(5.1)
Costs and expenses:
Rental, selling and general expenses	154,339	166,150	61.9	63.2	(11,811)	(7.1)
Cost of sales	8,289	10,533	3.3	4.0	(2,244)	(21.3)
Restructuring expenses	3,572	2,927	1.4	1.1	645	22.0
Asset impairment charge, net	—	66,128	—	25.2	(66,128)	n/a
Depreciation and amortization	31,446	30,077	12.6	11.4	1,369	4.6
Total costs and expenses	197,646	275,815	79.3	104.9	(78,169)	(28.3)
Income (loss) from operations	51,736	(12,898)	20.7	(4.9)	64,634	(501.1)
Other income (expense):
Interest expense	(16,486)	(18,026)	(6.6)	(7.0)	1,540	(8.5)
Debt extinguishment expense	(9,192)	—	(3.7)	—	(9,192)	n/a
Deferred financing costs write-off	(2,271)	—	(0.9)	—	(2,271)	n/a
Foreign currency exchange	(4)	(2)	—	—	(2)	n/a
Income (loss) before income tax
provision (benefit)	23,783	(30,926)	9.5	(11.7)	54,709
Income tax provision (benefit)	8,713	(13,016)	3.5	(5.0)	21,729
Net income (loss)	$15,070	$(17,910)	6.0%	(6.7)%	$32,980

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA	$83,178	$17,177	33.4%	6.5%	$66,001	384.2%
Adjusted EBITDA (1)	89,572	93,808	36.1	36.0	(4,236)	(4.5)
Free Cash Flow	26,313	42,532	10.6	16.2	(16,219)	(38.1)

(1)

The calculation of adjusted EBITDA as a percentage of revenue includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” discussed above.

Total Revenues.  The following table depicts revenues by type of business for the six-month periods ended June 30:

	Six Months Ended June 30,
	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$187,830	$194,040	$(6,210)	(3.2)%
Sales	10,415	12,062	(1,647)	(13.7)
Other	1,878	3,358	(1,480)	(44.1)
Total revenues	$200,123	$209,460	$(9,337)	(4.5)

	Six Months Ended June 30,
	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$46,299	$49,322	$(3,023)	(6.1)%
Sales	2,818	4,109	(1,291)	(31.4)
Other	142	26	116	446.2
Total revenues	$49,259	$53,457	$(4,198)	(7.9)

Of the $249.4 million of total revenues for the six months ended June 30, 2016, $200.1 million, or 80.2%, related to the portable storage business and $49.3 million, or 19.8%, related to the specialty containment business.  In the six-month period ended June 30, 2015, $209.5 million, or 79.7%, related to the portable storage business and $53.5 million, or 20.3%, related to the specialty containment business.  The wood mobile office business divested in May 2015 contributed approximately $16.9 million of total revenue and $15.8 million of rental revenue during the six months ended June 30, 2015.

Rental Revenues.  Portable storage rental revenue for the six months ended June 30, 2016 increased $9.6 million, or 5.4%, as compared to the prior-year period, excluding the effect of the wood mobile office fleet divestiture discussed above. Adjusted for the change in currency translation rates and excluding the divested wood mobile office assets, rental revenue increased approximately 6.8%, as compared to the prior-year period.  The increase was driven by a 2.0% increase in year-over-year rental rates and a 2.8% increase in units on rent. These increases in revenue were partially offset by unfavorable currency translation rates in the current-year period, as compared to the prior-year period. Excluding the divested wood mobile office fleet and adjusted for the unfavorable currency effect, yield increased approximately 3.2% as compared to the prior-year period, largely driven by the rate increase in the current-year period.

Rental revenues within the specialty containment business decreased $3.0 million, or 6.1%, for the six-month period ended June 30, 2016, as compared to the prior-year period.  This decline is primarily driven by decreases in upstream revenues due to headwinds in the oil and gas sector, as well as a slight decrease in our diversified business caused by weakness in the mining sector.  Revenues in the downstream sector were up slightly in the current-year period as compared to the prior-year period. Demand in the underlying downstream business remains strong.  However, high-capacity production resulting from lower oil prices has caused the postponement of certain plant maintenance projects.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the six months ended June 30, 2016 decreased $1.6 million, or 13.7%, to $10.4 million, compared to $12.1 million in the prior-year period. Specialty containment sales revenue for the six months ended June 30, 2016 decreased $1.3 million to $2.8 million, compared to $4.1 million in the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the six-month periods ended June 30:

	Six Months Ended June 30,
	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$123,708	$134,246	$(10,538)	(7.8)%
Cost of sales	6,455	7,852	(1,397)	(17.8)
Restructuring expenses	3,213	1,687	1,526	n/a
Asset impairment charge, net	—	66,128	(66,128)	n/a
Depreciation and amortization	17,116	17,638	(522)	(3.0)
Total costs and expenses	$150,492	$227,551	$(77,059)	(33.9)

	Six Months Ended June 30,
	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$30,631	$31,904	$(1,273)	(4.0)%
Cost of sales	1,834	2,681	(847)	(31.6)
Restructuring expenses	359	1,240	(881)	n/a
Depreciation and amortization	14,330	12,439	1,891	15.2
Total costs and expenses	$47,154	$48,264	$(1,110)	(2.3)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the six months ended June 30, 2016 of $154.3 million decreased $11.8 million, or 7.1%, as compared to the prior-year period.  Of this decrease, $10.5 million related to the portable storage business and $1.3 million related to the specialty containment business. As a percentage of total revenues, rental, selling and general expenses were 61.9% for the six months ended June 30, 2016, which was down from 63.2% in the prior-year period.

Within the portable storage business, rental, selling and general expenses for the six months ended June 30, 2016 decreased $10.5 million, or 7.1%, from the prior-year period.  Of this decrease, $4.3 million relates to expenses recognized in the prior-year period that were not indicative of our operations.  The $4.3 million of expenses consisted of $2.0 million in acquisition-related expenses, $1.7 million of transition service expense and $0.6 million of expenses related to an unclaimed property settlement.

The remaining $6.2 million decrease in portable storage business rental, selling and general expenses, after excluding the $4.3 million of expenses discussed above, was driven largely by lower fleet freight and fuel cost resulting from decreased activity due to the divestiture of our wood mobile office fleet, as well as lower fuel prices generally. Salaries and wages and other operating costs within the portable storage business increased due to the expansion of shared services, as well as the implementation and operation of our new ERP system.  Additionally, fleet repairs and maintenance expense increased compared to the prior-year quarter. These increases were partially offset by decreased incentives and stock-based compensation, as well as increased allocations of overhead expenses to the specialty containment business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the specialty containment business decreased $1.3 million, or 4.0%, in the current-year quarter, as compared to the prior-year quarter.  The decrease was primarily due to lower fleet freight and fuel resulting from decreased rental activity.  Decreases in salaries and wages due to the transfers of certain shared services and a decrease in incentive compensation were largely offset by increased allocations of overhead expenses to the specialty containment business.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $6.4 million and $7.9 million in the six month periods ended June 30, 2016 and 2015, respectively.  Portable storage sales profit was $4.0 million and $4.2 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 38.0% in the six months ended June 30, 2016 and 34.9% in the prior-year period.

Within the specialty containment business, cost of sales was $1.8 million and $2.7 million in the six months ended June 30, 2016 and 2015, respectively.  Specialty containment sales profit was $1.0 million and $1.4 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Asset Impairment Charge and Loss on Divestiture, net.  The $66.1 million net asset impairment charge and loss on divestiture for the six months ended June 30, 2015 was due to the impairment and sale of our wood mobile office fleet in our North American portable storage segment.  See additional discussion regarding the impairment of the wood mobile office assets in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.

Restructuring. Restructuring expenses in 2016 and 2015 primarily relate to the integration of our wholly-owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure, including our shift from managing operations on a product-oriented basis to a geographic, customer-focused basis; and, to support this shift, the re-alignment of sales leadership with operational leadership.  In addition, included in restructuring expenses for the six months ended June 30, 2016 are costs related to our shift away from the wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased due to the divestiture of the wood mobile office fleet.  In the first six months of 2015, we recognized $1.3 million of depreciation related to these units.  Excluding the divested wood mobile office fleet, depreciation and amortization was consistent with the prior-year period.

Adjusted EBITDA. For the six-month period ended June 30, 2016, we realized adjusted EBITDA of $89.6 million, a decrease of $4.2 million, or 4.5% as compared to adjusted EBITDA of $93.8 million in the prior-year period. Growth in our current portable storage business was largely offset by short-term pressure resulting from the divestiture of our wood mobile office fleet, increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system, as well as the year-over-year decline in specialty containment rental revenue. Our adjusted EBITDA margins were 36.1% and 36.0% for the six-month periods ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, adjusted EBITDA related to the portable storage business decreased $1.9 million, or 2.6%, to $72.6 million from $74.6 million in the prior-year period. Adjusted EBITDA related to the specialty containment business decreased $2.3 million, to $16.9 million during the six months ended June 30, 2016 from $19.2 million during the prior-year period. Adjusted EBITDA margins for the six months ended June 30, 2016 were 36.5% for the portable storage business and 34.4% for the specialty containment business.

Interest Expense. Interest expense decreased $1.5 million, or 8.5%, to $16.5 million in the first six months of 2016, compared to $18.0 million in the prior-year period. Our average debt outstanding in the six months ended June 30, 2016 was $916.5 million, as compared to $910.3 million in the prior-year period. The weighted average interest rate on our debt was 3.4% and 3.6% for the six-month periods ended June 30, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.6% and 4.0% for the six-month periods ended June 30, 2016 and 2015, respectively.

The decrease in the effective interest rate was due to the issuance of the 2024 Notes and extinguishment of the 2020 Notes in the second quarter of 2016 along with the refinancing of our line of credit in the fourth quarter of 2015.  Each of these activities resulted in lowered interest rates. See additional discussion in Note 11 “Senior Notes and Lines of Credit” to the accompanying condensed consolidated financial statements.

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes during the current-year period, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

Provision for Income Taxes. For the six months ended June 30, 2016, we had an $8.7 million provision for income taxes, compared to a net benefit of $13.0 million in the prior-year period. Our effective income tax rate was 36.6% for the six months ended June 30, 2016, compared to an income tax benefit rate of 42.1% for the six months ended June 30, 2015.  The decrease in the tax rate was primarily due to the magnitude of the 2015 impairment loss in North America, which has a higher income tax rate.

Net Income. As a result of the income statement activity discussed above, we had net income of $15.1 million for the six months ended June 30, 2016.  Primarily due to the $66.1 million impairment and divestiture loss, we had a net loss of $17.9 million in the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015 of $64.7 million and $70.9 million, respectively, resulted in free cash flow of $26.3 million and $42.5 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”) as described below.

Revolving Credit Facility. On December 14, 2015, we entered into the Credit Agreement. The Credit Agreement replaced our prior ABL Credit Agreement, dated February 22, 2012, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto, that had a February 2017 maturity date.  The Credit Agreement provides for a five-year, $1.0 billion first lien senior secured revolving credit facility maturing on or before December 14, 2020. The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S.-based lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2016, we had $646.7 million of borrowings outstanding and $349.0 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of June 30, 2016 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  The margins in effect as of June 30, 2016 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement provides for U.K. borrowings, which are, at our option, denominated in either Pounds Sterling or Euros, by our U.K. subsidiary based upon a U.K. borrowing base; Canadian borrowings, which are denominated in Canadian dollars, by our Canadian subsidiary based upon a Canadian borrowing base; and U.S. borrowings, which are denominated in U.S. dollars, based upon a U.S. borrowing base along with any Canadian assets not included in our Canadian subsidiary.

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of June 30, 2016, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Senior Notes. On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

The 2024 Notes bear interest at a rate of 5.875% per year, accruing from May 9, 2016, have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Operating Activities. Net cash provided by operating activities was $64.7 million for the six months ended June 30, 2016, compared to $70.9 million in the prior-year period, a decrease of $3.2 million. Although the six-month period ended June 30, 2016 reflects net income of $15.1 million, compared to a net loss of $17.9 million in the prior-year period, the difference was due primarily to non-cash items in both periods, as well as debt extinguishment expense, which is a financing activity, in the current-year period.

Total net adjustments to reconcile net income (loss) to net cash provided by operating activities for the six months ended June 30, 2016 and 2015 resulted in increases of $57.3 million and $90.9 million, respectively. The $33.6 million net decrease in adjustments results primarily from the non-cash asset impairment charge in the prior year, net of the deferred income tax effect of this impairment.  This increase was offset by the $9.1 million debt extinguishment expense and the non-cash deferred financing costs write-off in the current-year period.  Other non-cash charges such as depreciation and amortization, share-based compensation expense and gains and losses on the sale and disposal of fleet and property, plant and equipment did not fluctuate materially from the prior-year period.

The change in certain asset and liability accounts resulted in cash outflow of $7.6 million in the current-year period, compared to a $2.1 million outflow in the prior-year period.  An increase in receivables in the current-year period due to the implementation of our new ERP system resulted in a $12.3 million outflow. Other changes in asset and liability accounts were due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $47.6 million for the six months ended June 30, 2016 compared to cash provided by investing activities of $54.9 million for the six months ended June 30, 2015.  The majority of the $102.5 million fluctuation was due to cash received upon the divestiture of the wood mobile office fleet, less associated deferred revenue and customer deposits of $84.5 million in the prior-year period. Also, in the six months ended June 30, 2016 we paid $9.2 million of cash for a business acquisition, compared to cash paid of $1.2 million for an acquisition in the prior-year period. The remaining fluctuation of $10.2 million in the current-year period, as compared to the prior-year period, resulted from increased net expenditures for long-lived assets during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Rental fleet capital expenditures were $28.2 million and proceeds from sales were $7.4 million, respectively, during the six months ended June 30, 2016, as compared to rental fleet capital expenditures of $27.8 million and proceeds from sales of $9.4 million, respectively, during the six months ended June 30, 2015. Of the $28.2 million in capital expenditures for rental fleet during the current-year period, $11.5 million related to our North America portable storage business, $7.5 million related to our U.K. portable storage business and $9.2 million related to the specialty containment business. Of the $27.8 million in capital expenditures for rental fleet during the prior-year period, $7.8 million related to our North America portable storage business, $10.0 million related to our U.K. portable storage business and $10.0 million related to the specialty containment business. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross and net capital expenditures for property, plant and equipment were $19.3 million and $17.6 million, respectively, for the six-month period ended June 30, 2016 compared to gross and net capital expenditures for property, plant and equipment of $11.6 million and $9.9 million, respectively, for the six-month period ended June 30, 2015.  Expenditures during the six months ended June 30, 2016 and 2015 include hardware and software-related costs of approximately $10.7 million and $5.4 million, respectively.  These expenditures were primarily related to the implementation of our new ERP system and for general technology upgrades. The prior-year period includes costs related to our new corporate headquarters.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2016 was $13.2 million, compared to $125.7 million for the prior-year period.  In the current-year quarter we issued $250.0 million aggregate principal amount of 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes. Also in the six months ended June 30, 2016, we paid $18.2 million of dividends and repurchased $7.1 million of treasury stock.

In the prior-year period, we used free cash flow and the proceeds from the wood mobile office fleet divestiture to repay $74.8 million under our line of credit, pay $17.0 million of dividends and repurchase $33.5 million of treasury stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $250.0 million aggregate principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At June 30, 2016, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.2 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2016.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q  reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;

•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;
•	competitive developments affecting our industry, including pricing pressures;
•	the timing, effectiveness and number of new markets we enter;
•	our ability to cross-sell our portable storage and specialty containment products;
•	our ability to integrate recent acquisitions;
•	our ability to achieve the expected benefits of the divestiture of the wood mobile office fleet;
•	our ability to implement our new scalable ERP system;
•	changes in generally accepted accounting principles;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	our ability to utilize our deferred tax assets.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of June 30, 2016, we had $646.7 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.1% for the six months ended June 30, 2016.  Based upon the average amount of our variable rate debt of $656.9 outstanding during the six months ended June 30, 2016, our annual interest expense would increase by approximately $6.6 million for each one percentage point increase in the interest rate of our lines of credit.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in

Pound Sterling or Euros denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

On April 4, 2016 and June 1, 2016, we executed the implementation of a new ERP system for our North American and U.K. businesses, respectively. We believe this new ERP system will result in a scalable platform to support future growth. Our implementation was in phases, and legacy operating and financial information has been migrated to the new ERP system. We have followed a project management approach process which has required significant pre-implementation planning, design and testing. Certain processes, controls and procedures have been modified as a result of the new ERP system.

Other than the implementation of our new ERP system, there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have updated our existing risk factor on regulatory and political challenges presented by international markets to include information associated with Brexit.  Except for the updates to this risk factor set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
April 2016	—	$—	—	$82,229
May 2016	184	32.58	—	82,229
June 2016	184	31.93	—	82,229
Total	368		—

(1)

The shares purchased during the quarter were not purchased as part of a publicly announced plan or program. These shares were withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.

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

4.1

Indenture, dated as of May 9, 2016, by and among the Company, the subsidiary guarantors identified therein, and Deutsche Bank Trust Company Americas, as trustee, paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016)

4.2

Registration Rights Agreement, dated as of May 9, 2016, by and among the Company, the subsidiary guarantors identified therein, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BNP Paribas Securities Corp., J.P. Morgan Securities LLC, BBVA Securities Inc., and Mitsubishi UFJ Securities (USA) Inc., as initial purchasers (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016)

10.1

Purchase Agreement, dated May 4, 2016, by and between the Company, and Deutsche Bank Securities Inc., as the representative of the several parties listed on Schedule II thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016)

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

MOBILE MINI, INC.

Date: July 28, 2016	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer
(Principal Financial Officer)