Form 10-Q
period 2016-09-30
MOBILE MINI INC
filed 2016-10-25
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At October 14, 2016, there were outstanding 44,461,900 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets September 30, 2016 (unaudited) and December 31, 2015	3

Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015	4

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2016 and September 30, 2015	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$9,522	$1,613
Receivables, net of allowance for doubtful accounts of $4,116 and $2,162 at September 30, 2016 and December 31, 2015, respectively	93,129	80,191
Inventories	18,162	15,596
Rental fleet, net	951,646	951,323
Property, plant and equipment, net	152,647	131,687
Other assets	18,396	16,766
Intangibles, net	69,260	73,212
Goodwill	703,765	706,387
Total assets	$2,016,527	$1,976,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$32,143	$29,086
Accrued liabilities	62,385	59,024
Lines of credit	651,537	667,708
Obligations under capital leases	52,531	38,274
Senior notes, net of deferred financing costs of $4,842 and $2,447 at September 30, 2016 and December 31, 2015, respectively	245,158	197,553
Deferred income taxes	232,634	219,601
Total liabilities	1,276,388	1,211,246
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,293 issued and 44,464 outstanding at September 30, 2016 and 49,145 issued and 44,594 outstanding at December 31, 2015	493	491
Additional paid-in capital	591,323	584,447
Retained earnings	352,549	352,262
Accumulated other comprehensive loss	(69,582)	(44,162)
Treasury stock, at cost, 4,829 and 4,551 shares at September 30, 2016 and December 31, 2015, respectively	(134,644)	(127,509)
Total stockholders' equity	740,139	765,529
Total liabilities and stockholders' equity	$2,016,527	$1,976,775

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental	$121,784	$124,813	$355,913	$368,175
Sales	6,610	6,594	19,843	22,765
Other	459	1,936	2,479	5,320
Total revenues	128,853	133,343	378,235	396,260
Costs and expenses:
Rental, selling and general expenses	80,457	81,659	234,796	247,809
Cost of sales	3,897	4,366	12,186	14,899
Restructuring expenses	1,648	1,846	5,220	4,773
Asset impairment charge and loss on divestiture, net	—	—	—	66,128
Depreciation and amortization	16,184	14,998	47,630	45,075
Total costs and expenses	102,186	102,869	299,832	378,684
Income from operations	26,667	30,474	78,403	17,576
Other expense:
Interest income	—	1	—	1
Interest expense	(8,047)	(8,960)	(24,533)	(26,986)
Debt extinguishment expense	—	—	(9,192)	—
Deferred financing costs write-off	—	—	(2,271)	—
Foreign currency exchange	(5)	—	(9)	(2)
Income (loss) before income tax provision (benefit)	18,615	21,515	42,398	(9,411)
Income tax provision (benefit)	5,906	7,536	14,619	(5,480)
Net income (loss)	$12,709	$13,979	$27,779	$(3,931)
Earnings (loss) per share:
Basic	$0.29	$0.31	$0.63	$(0.09)
Diluted	0.29	0.31	0.63	(0.09)
Weighted average number of common and common share equivalents outstanding:
Basic	44,159	44,721	44,170	45,145
Diluted	44,453	45,147	44,431	45,145
Cash dividends declared per share	$0.21	$0.19	$0.62	$0.56

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$12,709	$13,979	$27,779	$(3,931)
Foreign currency translation adjustment	(6,435)	(9,171)	(25,420)	(8,432)
Comprehensive income (loss)	$6,274	$4,808	$2,359	$(12,363)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$27,779	$(3,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt extinguishment expense	9,192	—
Deferred financing costs write-off	2,271	—
Asset impairment charge and loss on divestiture, net	—	66,128
Provision for doubtful accounts	4,290	2,826
Amortization of deferred financing costs	1,457	2,384
Amortization of long-term liabilities	87	76
Share-based compensation expense	6,521	10,833
Depreciation and amortization	47,630	45,075
Gain on sale of rental fleet	(4,228)	(5,196)
Loss on disposal of property, plant and equipment	1,089	2,035
Deferred income taxes	14,448	(6,086)
Foreign currency transaction loss	9	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(19,099)	(6,478)
Inventories	(2,680)	(875)
Other assets	562	(5,415)
Accounts payable	3,952	6,621
Accrued liabilities	2,741	5,722
Net cash provided by operating activities	96,021	113,721
Cash flows from investing activities:
Proceeds from wood mobile office divestiture, net	—	83,299
Cash paid for businesses acquired, net of cash acquired	(9,206)	(18,622)
Additions to rental fleet, excluding acquisitions	(46,480)	(53,540)
Proceeds from sale of rental fleet	10,770	13,300
Additions to property, plant and equipment, excluding acquisitions	(25,750)	(17,918)
Proceeds from sale of property, plant and equipment	2,369	2,447
Net cash (used in) provided by investing activities	(68,297)	8,966
Cash flows from financing activities:
Net repayments under lines of credit	(16,171)	(42,138)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—
Redemption of 7.875% senior notes due 2020	(200,000)	—
Debt extinguishment expense	(9,192)	—
Deferred financing costs	(5,352)	(113)
Principal payments on capital lease obligations	(4,693)	(2,883)
Issuance of common stock	356	1,670
Dividend payments	(27,327)	(25,308)
Purchase of treasury stock	(7,135)	(55,819)
Net cash used in financing activities	(19,514)	(124,591)
Effect of exchange rate changes on cash	(301)	(122)
Net increase (decrease) in cash	7,909	(2,026)
Cash and cash equivalents at beginning of period	1,613	3,739
Cash and cash equivalents at end of period	$9,522	$1,713

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,880	$20,422
Cash paid for income and franchise taxes	1,380	3,274
Equipment and other acquired through capital lease obligations	18,951	17,638
Capital expenditures accrued or payable	5,053	11,410

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

At September 30, 2016, we had a fleet of portable storage and ground level office units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our specialty containment products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

On May 15, 2015, we completed the divestiture of our wood mobile office fleet within our North American portable storage segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million.  Activity directly associated with this business is included in the nine months ended September 30, 2015, and is not included in the corresponding period of the current year. See additional information regarding the divestiture in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices”.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

(2) Impact of Recently Issued Accounting Standards

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a standard intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted.  We expect to implement this standard in the first quarter of 2017 and are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We adopted this guidance during the current-year period. As a result, unamortized debt issuance costs of $4.8 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively, have been deducted from the carrying amount of our Senior Notes (as defined below) in our balance sheet. Unamortized debt issuance costs related to our revolving lines of credit are included in other assets.

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

At September 30, 2016 and December 31, 2015, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at September 30, 2016 and December 31, 2015 approximated their respective book values.

During the current-year period, we redeemed all $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (“2020 Notes”), and issued $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (“2024 Notes”).  See more information in Note 11 “Senior Notes and Lines of Credit”. The fair value of our 2020 Notes and  2024 Notes (together, the “Senior Notes”) for the periods presented below is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these Senior Notes.

The Senior Notes are presented on the balance sheet net of debt issuance costs. The gross carrying value and the fair value of our Senior Notes are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Carrying value	$250,000	$200,000
Fair value	261,250	207,000

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

The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$12,709	$13,979	$27,779	$(3,931)
Denominator:
Weighted average shares outstanding - basic	44,159	44,721	44,170	45,145
Dilutive effect of share-based awards	294	426	261	—
Weighted average shares outstanding - diluted	44,453	45,147	44,431	45,145
Earnings (loss) per share:
Basic	$0.29	$0.31	$0.63	$(0.09)
Diluted	0.29	0.31	0.63	(0.09)

Basic weighted average number of common shares outstanding does not include restricted stock awards of 0.3 million shares as of September 30, 2016 and 2015.

There were approximately 0.6 million of common stock equivalents that would have been included in the diluted EPS denominator for the nine-month period ended September 30, 2015 had there not been a net loss. These common stock equivalents were excluded because their inclusion would reduce the net loss per share. In addition, the following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	1,569	1,146	2,088	1,143
Restricted share awards	5	4	4	1
Total	1,574	1,150	2,092	1,144

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

For the nine months ended September 30, 2015, the following amounts were recorded for the impairment of the wood mobile office fleet (in thousands):

Estimated fair market value	$92,000
Net book value:
Wood mobile offices in rental fleet	155,429
Ancillary items in property, plant and equipment	1,201
Impairment loss	$(64,630)
Sale price	$92,000
Book value of divested assets after impairment	92,000
Selling expenses	1,498
Net loss on sale of wood mobile office fleet	$(1,498)

(6) Acquisitions

During the nine months ended September 30, 2016, we completed one acquisition of a portable storage business in Dallas, Texas. The accompanying condensed consolidated financial statements include the operations of the acquired business from the date of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisition.  We have not disclosed the pro-forma impact of the acquisition on operations as it was immaterial to our financial position or results of operations in the aggregate.

The components of the purchase price and net assets acquired during the nine months ended September 30, 2016 are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$4,233
Property, plant and equipment	190
Intangible assets:
Customer relationships	808
Non-compete agreements	50
Goodwill	3,682
Other assets	402
Liabilities	(159)
Total purchase price	$9,206

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(7) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our specialty containment segment. Work-in-process primarily represents partially assembled units pre-sold or for use as fleet. Finished portable storage units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$15,112	$13,436
Work-in-process	31	189
Finished portable storage units	3,019	1,971
Inventories	$18,162	$15,596

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

Third-party appraisals on our rental fleet are required by our lenders on a regular basis. The appraisals typically report no difference in the value of the unit due to the age or length of time it has been in our fleet.  These appraisals are used to calculate our available borrowings under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”), as described in Note 11 “Senior Notes and Lines of Credit”. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2015, management estimates that the net orderly liquidation appraisal value as of September 30, 2016 was approximately $1.1 billion.

Depreciation expense related to our rental fleet for the nine months ended September 30, 2016 and 2015 was $24.3 million and $25.8 million, respectively. At September 30, 2016, all rental fleet units were pledged as collateral under the Credit Agreement.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at September 30, 2016 and December 31, 2015:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	September 30, 2016	December 31, 2015
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$619,155	$612,782
Steel ground level offices	55%	30	347,794	346,233
Other			5,329	7,052
Total			972,278	966,067
Accumulated depreciation			(148,324)	(142,338)
Total portable storage fleet, net			$823,954	$823,729
Specialty Containment:
Steel tanks		25	$61,971	$55,467
Roll-off boxes		15 - 20	28,986	25,161
Stainless steel tank trailers		25	28,892	28,160
Vacuum boxes		20	11,519	9,852
De-watering boxes		20	5,436	5,383
Pumps and filtration equipment		7	13,072	13,964
Other			6,779	6,843
Total			156,655	144,830
Accumulated depreciation			(28,963)	(17,236)
Total specialty containment fleet, net			$127,692	$127,594
Total rental fleet, net			$951,646	$951,323

(1)	Specialty containment fleet has been assigned zero residual value.

(9) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the nine months ended September 30, 2016 and 2015 was $18.6 million and $14.8 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Operations.  See Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” for information regarding the impairment and divestiture of ancillary equipment related to the divestiture of our wood mobile office fleet during 2015.

Property, plant and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	September 30, 2016	December 31, 2015
			(In thousands)
Land			$3,854	$4,045
Vehicles and machinery	0 - 55%	5 - 30	134,322	118,185
Buildings and improvements (1)	0 - 25	3 - 30	22,673	21,549
Office fixtures and equipment	—	3 - 10	61,001	47,063
Property, plant and equipment			221,850	190,842
Accumulated depreciation			(69,203)	(59,155)
Property, plant and equipment, net			$152,647	$131,687

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of September 30, 2016 and December 31, 2015, we had $32.6 million and $23.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.  Of the $32.6 million of capitalized software at September 30, 2016, $30.6 million related to the development of our new enterprise resource planning (“ERP”) system.

(10) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $703.8 million total goodwill at September 30, 2016, $468.6 million related to the North America portable storage segment, $53.9 million related to the U.K. portable storage segment and $181.2 million related to the specialty containment segment.

The following table shows the activity and balances related to goodwill from January 1, 2016 to September 30, 2016 (in thousands):

Balance at January 1, 2016	$706,387
Acquisition	3,682
Foreign currency	(7,376)
Adjustments	1,072
Balance at September 30, 2016	$703,765

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		September 30, 2016			December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,115	$(27,791)	$64,324	$92,304	$(24,875)	$67,429
Trade names/trademarks	5 - 10	5,926	(2,193)	3,733	6,025	(1,684)	4,341
Non-compete agreements	5	1,888	(720)	1,168	1,839	(433)	1,406
Other	20	60	(25)	35	60	(24)	36
Total		$99,989	$(30,729)	$69,260	$100,228	$(27,016)	$73,212

Amortization expense for amortizable intangibles was approximately $4.8 million and $4.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Based on the carrying value at September 30, 2016, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2016 (remaining)	$1,566
2017	6,242
2018	6,228
2019	6,176
2020	5,060
Thereafter	43,988
Total	$69,260

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of September 30, 2016, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the Net Orderly Liquidation Value, as defined in the Credit Agreement, is included in the borrowing base to determine the maximum amount the Company may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of September 30, 2016, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(12) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of September 30, 2016, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2013, to examination for any U.S. state taxing authority prior to 2011, or to examination for any foreign jurisdictions prior to 2012.  All subsequent periods remain open to examination.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Operations.

(13) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of September 30, 2016, 1.9 million shares are available for future grants.  Generally stock options have contractual terms of ten years.

The following table summarizes the Company’s share-based compensation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,156	$3,418	$6,343	$9,283
Restructuring expenses	120	678	178	1,550
Total share-based compensation	$2,276	$4,096	$6,521	$10,833

As of September 30, 2016, total unrecognized compensation cost related to stock option awards was approximately $3.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of September 30, 2016, the unrecognized compensation cost related to restricted stock awards was approximately $5.9 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for the each of the nine-month periods ended September 30:

	2016	2015
Risk-free interest rate	1.1% - 1.5%	1.3% - 1.7%
Expected life of the options (years)	5	5
Expected stock price volatility	36.7% - 36.9%	35.3% - 35.7%
Expected dividend rate	2.1% - 3.1%	1.8% - 2.0%

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	2,870	$33.40
Granted	589	26.53
Canceled/Expired	(122)	35.30
Exercised	(12)	29.20
Options outstanding, end of period	3,325	32.13

A summary of stock options outstanding as of September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,325	$32.13	7.06	$5,946
Vested and expected to vest	3,242	32.18	7.00	5,697
Exercisable	2,509	32.03	6.47	3,851

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 was approximately $47,000 and the weighted average fair value of stock options granted during the nine months ended September 30, 2016 was $6.64.

The option awards granted in 2016 will vest based upon the achievement of specified performance criteria related to fiscal 2016 and future years. Such awards have been granted assuming a target number of options. However, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero. The tables present the options at their target amount, and the 1.9 million shares available for grant as noted previously has also been calculated utilizing the target award amounts.  Included in the cancellations shown in the table above is the cancellation of approximately 13,000 options granted in previous years subject to performance criteria.  These awards were canceled during the current-year period due to vesting at less than 100% of the target award.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	242	$31.71
Awarded	170	27.38
Released	(85)	33.14
Forfeited	(35)	28.13
Restricted stock awards at end of period	292	29.19

The restricted stock awards that vested during the nine months ended September 30, 2016 had an aggregate grant date fair value of $2.8 million and an aggregate vesting date fair value of $2.6 million.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(14) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expenses during the nine-month period ended September 30, 2016 resulted primarily from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in prior year plans but were not accruable at the time of the previous charges. Of the $5.2 million of restructuring expenses recognized in the nine months ended September 30, 2016, approximately $2.1 million related to the integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.  Also included in the restructuring expenses for the nine months ended September 30, 2016 was $2.5 million of costs related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to our move away from the wood mobile office business. The restructuring expenses recognized in the nine months ended September 30, 2015 related primarily to the ETS integration.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2015 and the nine-month period ended September 30, 2016:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2015	$—	$441	$676	$—	$1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	—	1,245	495	2	1,742
Restructuring expense	109	1,073	2,612	1,426	5,220
Settlement of obligations	(109)	(1,177)	(2,719)	(1,428)	(5,433)
Accrued obligations as of September 30, 2016	$—	$1,141	$388	$—	$1,529

The majority of accrued obligations are expected to be paid out through the year 2016.

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$1	$—	$109	$—
Severance and benefits	837	1,811	1,073	4,685
Lease abandonment costs	799	7	2,612	45
Other costs	11	28	1,426	43
Restructuring expenses	$1,648	$1,846	$5,220	$4,773

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(16) Stockholders’ Equity

Dividends

During the first nine months of fiscal 2016, the Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Dividend Amount Per Share of Common Stock
January 21, 2016	March 23, 2016	$0.206
April 27, 2016	June 1, 2016	0.206
July 20, 2016	August 17, 2016	0.206

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

During the nine months ended September 30, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program. Approximately $82.2 million is available for repurchase as of September 30, 2016.  In addition, during the nine months ended September 30, 2016, we withheld approximately 13,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the nine months ended September 30, 2015, we purchased approximately 1.5 million shares of our common stock at a cost of $55.4 million under the authorized share repurchase program and withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $107.6 million and $109.1 million for the three months ended September 30, 2016 and 2015, respectively, and were $313.8 million and $326.8 million for the nine months ended September 30, 2016 and 2015, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended September 30, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$77,824	$19,854	$97,678	$24,106	$121,784
Sales	4,905	414	5,319	1,291	6,610
Other	238	133	371	88	459
Total revenues	82,967	20,401	103,368	25,485	128,853
Costs and expenses:
Rental, selling and general expenses	51,633	12,451	64,084	16,373	80,457
Cost of sales	2,821	292	3,113	784	3,897
Restructuring expenses	1,285	—	1,285	363	1,648
Depreciation and amortization	7,397	1,703	9,100	7,084	16,184
Total costs and expenses	63,136	14,446	77,582	24,604	102,186
Income from operations	$19,831	$5,955	$25,786	$881	$26,667
Interest expense, net of interest income	$4,817	$139	$4,956	$3,091	$8,047
Income tax provision (benefit)	7,806	79	7,885	(1,979)	5,906
Capital expenditures for additions to rental fleet, excluding acquisitions	11,967	1,958	13,925	4,397	18,322

	For the Three Months Ended September 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$76,501	$22,354	$98,855	$25,958	$124,813
Sales	4,169	661	4,830	1,764	6,594
Other	1,836	73	1,909	27	1,936
Total revenues	82,506	23,088	105,594	27,749	133,343
Costs and expenses:
Rental, selling and general expenses	52,599	13,691	66,290	15,369	81,659
Cost of sales	2,642	482	3,124	1,242	4,366
Restructuring expenses	248	—	248	1,598	1,846
Depreciation and amortization	6,718	1,686	8,404	6,594	14,998
Total costs and expenses	62,207	15,859	78,066	24,803	102,869
Income from operations	$20,299	$7,229	$27,528	$2,946	$30,474
Interest expense, net of interest income	$6,050	$216	$6,266	$2,693	$8,959
Income tax provision	5,891	1,529	7,420	116	7,536
Capital expenditures for additions to rental fleet, excluding acquisitions	13,504	6,297	19,801	5,930	25,731

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the nine-month periods indicated:

	For the Nine Months Ended September 30, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$225,508	$60,000	$285,508	$70,405	$355,913
Sales	14,065	1,669	15,734	4,109	19,843
Other	2,017	232	2,249	230	2,479
Total revenues	241,590	61,901	303,491	74,744	378,235
Costs and expenses:
Rental, selling and general expenses	150,382	37,410	187,792	47,004	234,796
Cost of sales	8,355	1,213	9,568	2,618	12,186
Restructuring expenses	4,498	—	4,498	722	5,220
Depreciation and amortization	21,008	5,208	26,216	21,414	47,630
Total costs and expenses	184,243	43,831	228,074	71,758	299,832
Income from operations	$57,347	$18,070	$75,417	$2,986	$78,403
Interest expense, net of interest income	$15,571	$406	$15,977	$8,556	$24,533
Income tax provision (benefit)	14,046	2,223	16,269	(1,650)	14,619
Capital expenditures for additions to rental fleet, excluding acquisitions	23,449	9,436	32,885	13,595	46,480

	For the Nine Months Ended September 30, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$229,685	$63,210	$292,895	$75,280	$368,175
Sales	14,194	2,698	16,892	5,873	22,765
Other	5,001	266	5,267	53	5,320
Total revenues	248,880	66,174	315,054	81,206	396,260
Costs and expenses:
Rental, selling and general expenses	159,741	40,795	200,536	47,273	247,809
Cost of sales	8,900	2,076	10,976	3,923	14,899
Restructuring expenses	1,935	—	1,935	2,838	4,773
Asset impairment charge and loss on divestiture, net	66,128	—	66,128	—	66,128
Depreciation and amortization	21,138	4,904	26,042	19,033	45,075
Total costs and expenses	257,842	47,775	305,617	73,067	378,684
(Loss) income from operations	$(8,962)	$18,399	$9,437	$8,139	$17,576
Interest expense, net of interest income	$18,251	$658	$18,909	$8,076	$26,985
Income tax (benefit) provision	(9,298)	3,783	(5,515)	35	(5,480)
Capital expenditures for additions to rental fleet, excluding acquisitions	21,289	16,274	37,563	15,977	53,540

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of September 30, 2016:
Goodwill	$468,638	$53,911	$522,549	$181,216	$703,765
Intangibles	2,191	200	2,391	66,869	69,260
Rental fleet	684,903	139,051	823,954	127,692	951,646
As of December 31, 2015:
Goodwill	$463,616	$61,532	$525,148	$181,239	$706,387
Intangibles	2,021	403	2,424	70,788	73,212
Rental fleet	672,080	151,649	823,729	127,594	951,323

As of September 30, 2016 and December 31, 2015, we above total assets in the U.S. of $1.8  billion and $1.7 billion, respectively.

(18) Subsequent Events

Declaration of Quarterly Dividend

On October 19, 2016, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.206 per share of common stock, payable on November 30, 2016, to all stockholders of record as of the close of business on November 9, 2016.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,136	$7,386	$—	$9,522
Receivables, net	75,105	18,024	—	93,129
Inventories	17,310	852	—	18,162
Rental fleet, net	803,179	148,467	—	951,646
Property, plant and equipment, net	132,030	20,617	—	152,647
Other assets	16,876	1,520	—	18,396
Intangibles, net	69,019	241	—	69,260
Goodwill	645,198	58,567	—	703,765
Intercompany receivables	144,939	5,036	(149,975)	—
Total assets	$1,905,792	$260,710	$(149,975)	$2,016,527
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,993	$9,150	$—	$32,143
Accrued liabilities	55,998	6,387	—	62,385
Lines of credit	651,450	87	—	651,537
Obligations under capital leases	52,315	216	—	52,531
Senior Notes, net	245,158	—	—	245,158
Deferred income taxes	216,782	15,852	—	232,634
Intercompany payables	353	1,623	(1,976)	—
Total liabilities	1,245,049	33,315	(1,976)	1,276,388
Commitments and contingencies
Stockholders' equity:
Common stock	493	—	—	493
Additional paid-in capital	591,323	147,999	(147,999)	591,323
Retained earnings	203,571	148,978	—	352,549
Accumulated other comprehensive loss	—	(69,582)	—	(69,582)
Treasury stock, at cost	(134,644)	—	—	(134,644)
Total stockholders' equity	660,743	227,395	(147,999)	740,139
Total liabilities and stockholders' equity	$1,905,792	$260,710	$(149,975)	$2,016,527

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$101,179	$20,605	$—	$121,784
Sales	6,130	480	—	6,610
Other	322	137	—	459
Total revenues	107,631	21,222	—	128,853
Costs and expenses:
Rental, selling and general expenses	67,369	13,088	—	80,457
Cost of sales	3,564	333	—	3,897
Restructuring expenses	1,643	5	—	1,648
Depreciation and amortization	14,377	1,807	—	16,184
Total costs and expenses	86,953	15,233	—	102,186
Income from operations	20,678	5,989	—	26,667
Other income (expense):
Interest income	2,654	—	(2,654)	—
Interest expense	(10,562)	(139)	2,654	(8,047)
Foreign currency exchange	—	(5)	—	(5)
Income before income tax provision	12,770	5,845	—	18,615
Income tax provision	5,827	79	—	5,906
Net income	$6,943	$5,766	$—	$12,709

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,943	$5,766	$—	$12,709
Foreign currency translation adjustment	—	(6,435)	—	(6,435)
Comprehensive income	$6,943	$(669)	$—	$6,274

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$8,436	$5,543	$—	$13,979
Foreign currency translation adjustment	—	(9,171)	—	(9,171)
Comprehensive income	$8,436	$(3,628)	$—	$4,808

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$293,624	$62,289	$—	$355,913
Sales	17,956	1,887	—	19,843
Other	2,237	242	—	2,479
Total revenues	313,817	64,418	—	378,235
Costs and expenses:
Rental, selling and general expenses	195,543	39,253	—	234,796
Cost of sales	10,835	1,351	—	12,186
Restructuring expenses	5,215	5	—	5,220
Depreciation and amortization	42,123	5,507	—	47,630
Total costs and expenses	253,716	46,116	—	299,832
Income from operations	60,101	18,302	—	78,403
Other income (expense):
Interest income	7,961	—	(7,961)	—
Interest expense	(31,950)	(544)	7,961	(24,533)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(9)	—	(9)
Income before income tax provision	24,649	17,749	—	42,398
Income tax provision	12,396	2,223	—	14,619
Net income	$12,253	$15,526	$—	$27,779

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$12,253	$15,526	$—	$27,779
Foreign currency translation adjustment	—	(25,420)	—	(25,420)
Comprehensive income	$12,253	$(9,894)	$—	$2,359

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Nine Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(17,973)	$14,042	$—	$(3,931)
Foreign currency translation adjustment	—	(8,432)	—	(8,432)
Comprehensive loss	$(17,973)	$5,610	$—	$(12,363)

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,253	$15,526	$—	$27,779
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	3,759	531	—	4,290
Amortization of deferred financing costs	1,449	8	—	1,457
Amortization of long-term liabilities	87	—	—	87
Share-based compensation expense	6,314	207	—	6,521
Depreciation and amortization	42,123	5,507	—	47,630
Gain on sale of rental fleet units	(3,862)	(366)	—	(4,228)
Loss on disposal of property, plant and equipment	942	147	—	1,089
Deferred income taxes	12,226	2,222	—	14,448
Foreign currency loss	—	9	—	9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(16,432)	(2,667)	—	(19,099)
Inventories	(3,085)	405	—	(2,680)
Other assets	408	154	—	562
Accounts payable	871	3,081	—	3,952
Accrued liabilities	2,740	1	—	2,741
Intercompany	771	(771)	—	—
Net cash provided by operating activities	72,027	23,994	—	96,021
Cash flows from investing activities:
Cash paid for businesses, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet	(37,012)	(9,468)	—	(46,480)
Proceeds from sale of rental fleet units	9,404	1,366	—	10,770
Additions to property, plant and equipment	(18,300)	(7,450)	—	(25,750)
Proceeds from sale of property, plant and equipment	1,732	637	—	2,369
Net cash used in investing activities	(53,382)	(14,915)	—	(68,297)
Cash flows from financing activities:
Net repayments under lines of credit	(14,300)	(1,871)	—	(16,171)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(5,352)	—	—	(5,352)
Principal payments on capital lease obligations	(4,592)	(101)	—	(4,693)
Issuance of common stock	356	—	—	356
Dividend payments	(27,327)	—	—	(27,327)
Purchase of treasury stock	(7,135)	—	—	(7,135)
Net cash used in financing activities	(17,542)	(1,972)	—	(19,514)
Effect of exchange rate changes on cash	—	(301)	—	(301)
Net increase in cash	1,103	6,806	—	7,909
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$2,136	$7,386	$—	$9,522

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,973)	$14,042	$—	$(3,931)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	66,110	18	—	66,128
Provision for doubtful accounts	2,281	545	—	2,826
Amortization of deferred financing costs	2,340	44	—	2,384
Amortization of long-term liabilities	75	1	—	76
Share-based compensation expense	10,538	295	—	10,833
Depreciation and amortization	39,827	5,248	—	45,075
Gain on sale of rental fleet units	(4,838)	(358)	—	(5,196)
Loss on disposal of property, plant and equipment	1,665	370	—	2,035
Deferred income taxes	(9,869)	3,783	—	(6,086)
Foreign currency loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,306)	(2,172)	—	(6,478)
Inventories	(1,099)	224	—	(875)
Other assets	(2,407)	(3,008)	—	(5,415)
Accounts payable	5,850	771	—	6,621
Accrued liabilities	5,904	(182)	—	5,722
Intercompany	1,258	(1,258)	—	—
Net cash provided by operating activities	95,356	18,365	—	113,721
Cash flows from investing activities:
Proceeds from mobile wood office divestiture, net	83,272	27	—	83,299
Cash paid for businesses acquired, net of cash acquired	(17,422)	(1,200)	—	(18,622)
Additions to rental fleet	(37,085)	(16,455)	—	(53,540)
Proceeds from sale of rental fleet units	11,693	1,607	—	13,300
Additions to property, plant and equipment	(14,929)	(2,989)	—	(17,918)
Proceeds from sale of property, plant and equipment	1,904	543	—	2,447
Net cash used in investing activities	27,433	(18,467)	—	8,966
Cash flows from financing activities:
Net repayments under lines of credit	(42,391)	253	—	(42,138)
Deferred financing costs	(113)	—	—	(113)
Principal payments on capital lease obligations	(2,834)	(49)	—	(2,883)
Issuance of common stock	1,670	—	—	1,670
Dividend payments	(25,308)	—	—	(25,308)
Purchase of treasury stock	(55,819)	—		(55,819)
Net cash (used in) provided by financing activities	(124,795)	204	—	(124,591)
Effect of exchange rate changes on cash	—	(122)	—	(122)
Net decrease in cash	(2,006)	(20)	—	(2,026)
Cash and cash equivalents at beginning of period	2,977	762	—	3,739
Cash and cash equivalents at end of period	$971	$742	$—	$1,713

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the nine months ended September 30, 2016.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

On May 9, 2016, we issued $250.0 million aggregate principal amount of our 2024 Notes. The net proceeds from the sale of the 2024 Notes were used primarily to redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes (including related fees, interest and costs for both redemption of the 2020 Notes and issuance of the 2024 Notes), as well as to repay a portion of the indebtedness outstanding under our asset-based revolving credit facility.

During March 2015, we entered into discussions regarding the possible sale of our wood mobile office fleet within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value. Based on these events we conducted a review for impairment for these particular long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. In the quarter ended June 30, 2015, the divestiture of these assets was completed and a loss on sale was recorded. The total impairment and loss on the divestiture of the wood mobile office fleet was $66.1 million during the nine-month period ended September 30, 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile office fleet in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.  Our North American wood mobile office fleet was divested as of May 15, 2015.  As such, activity associated with the wood mobile office business is included for a portion of the nine-month period ended September 30, 2015, while no wood mobile office business is included for the corresponding period in the current year.

As of September 30, 2016, our network of locations included 125 portable storage locations, 19 specialty containment locations and 13 combined locations.  Our portable storage fleet consists of approximately 208,000 units and our specialty containment fleet consists of approximately 12,100 units.

Business Environment and Outlook.  Approximately 63% of our consolidated rental revenue during the twelve-month period ended September 30, 2016 was derived from our North American portable storage business, 17% was derived from our U.K. portable storage business and 20% was derived from the specialty containment business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

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

The table below outlines the composition of our portable storage rental fleet at September 30, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel storage containers	$619,155	176,143	85%
Steel ground level offices	347,794	30,062	14
Other	5,329	1,815	1
Portable storage rental fleet	972,278	208,020	100%
Accumulated depreciation	(148,324)
Portable storage rental fleet, net	$823,954

The table below outlines the composition of our specialty containment rental fleet at September 30, 2016:

	Rental Fleet	Number of Units	Percentage of Units
	(In thousands)
Steel tanks	$61,971	3,097	26%
Roll-off boxes	28,986	5,493	45
Stainless steel tank trailers	28,892	1,249	10
Vacuum boxes	11,519	660	5
Dewatering boxes	5,436	645	5
Pumps and filtration equipment	13,072	938	9
Other	6,779	n/a
Specialty containment rental fleet	156,655	12,082	100%
Accumulated depreciation	(28,963)
Specialty containment rental fleet, net	$127,692

We are a capital-intensive business.  Therefore, in addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on EBITDA, adjusted EBITDA and free cash flow to measure our operating results.  EBITDA, adjusted EBITDA and the resultant margins, and free cash flow are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  We also evaluate our operations on a constant currency basis. These reconciliations and a description of the limitations of these measures are included below.

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

We present EBITDA and adjusted EBITDA because we believe they provide an overall evaluation of our financial condition and useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements. EBITDA and adjusted EBITDA have certain limitations as analytical tools and should not be used as substitutes for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP. EBITDA and adjusted EBITDA margins are calculated as EBITDA and adjusted EBITDA divided by total revenues expressed as a percentage.

Reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$12,709	$13,979	$27,779	$(3,931)
Interest expense	8,047	8,960	24,533	26,986
Income tax provision (benefit)	5,906	7,536	14,619	(5,480)
Depreciation and amortization	16,184	14,998	47,630	45,075
Debt extinguishment expense	—	—	9,192	—
Deferred financing costs write-off	—	—	2,271	—
EBITDA	42,846	45,473	126,024	62,650
Share-based compensation expense (1)	2,156	3,418	6,343	9,283
Restructuring expenses (2)	1,648	1,846	5,220	4,773
Acquisition-related expenses (3)	—	398	—	2,393
Asset impairment charge and loss on divestiture, net (4)	—	—	—	66,128
Transition services revenue (5)	—	(1,455)	—	(2,920)
Transition services expense (5)	—	2,232	—	3,947
Sales tax refund (6)	—	—	(1,365)	(1,176)
Expenses related to unclaimed property settlement	—	192	—	834
Adjusted EBITDA	$46,650	$52,104	$136,222	$145,912
EBITDA margin	33.3%	34.1%	33.3%	15.8%
Adjusted EBITDA margin (7)	36.2	39.5	36.1	37.2

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities	$31,311	$42,820	$96,021	$113,721
Interest paid	3,889	4,517	17,880	20,422
Income and franchise taxes paid	229	1,581	1,380	3,274
Share-based compensation expense (1)(2)	(2,276)	(4,096)	(6,521)	(10,833)
Asset impairment charge and loss on divestiture, net (4)	—	—	—	(66,128)
Gain on sale of rental fleet	1,446	1,553	4,228	5,196
Loss on disposal of property, plant and equipment	(400)	(553)	(1,089)	(2,035)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	5,159	6,041	14,809	3,652
Inventories	890	125	2,680	875
Other assets	(80)	2,484	(562)	5,415
Accounts payable and accrued liabilities	2,678	(8,999)	(2,802)	(10,909)
EBITDA	$42,846	$45,473	$126,024	$62,650

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
(4)

These costs represent asset impairment charge and loss on the wood mobile office fleet divestiture, net.  For more information about the wood mobile office fleet divestiture, see Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements

(5)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile office fleet divestiture, including expenses related to wood mobile offices on our leased properties.

(6)	Revenue associated with sales tax refunds.
(7)	Revenue discussed above associated with the sales tax refunds and the transition services were excluded in the calculation of the adjusted EBITDA margin for the applicable period.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net cash provided by operating activities	$31,311	$42,820	$96,021	$113,721
Additions to rental fleet, excluding acquisitions	(18,322)	(25,731)	(46,480)	(53,540)
Proceeds from sale of rental fleet	3,361	3,925	10,770	13,300
Additions to property, plant and equipment, excluding acquisitions	(6,487)	(6,306)	(25,750)	(17,918)
Proceeds from sale of property, plant and equipment	754	770	2,369	2,447
Net capital expenditures, excluding acquisitions	(20,694)	(27,342)	(59,091)	(55,711)
Free cash flow	$10,617	$15,478	$36,930	$58,010

Constant Currency.  We calculate the effect of currency fluctuations on current periods by translating the results for our business in the United Kingdom during the current period using the average exchange rates from the comparative period. We present constant currency information to provide useful information to assess our underlying business excluding the effect of material foreign currency rate fluctuations.  The table below shows certain financial information as calculated on a constant currency basis:

	Three Months Ended September 30, 2016
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental Revenues	$125,364	$121,784	$3,580
Rental, selling and general expenses	82,703	80,457	2,246
Adjusted EBITDA	48,042	46,650	1,392

	Nine Months Ended September 30, 2016
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental Revenues	$362,016	$355,913	$6,103
Rental, selling and general expenses	238,609	234,796	3,813
Adjusted EBITDA	138,611	136,222	2,389

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$121,784	$124,813	94.5%	93.6%	$(3,029)	(2.4)%
Sales	6,610	6,594	5.1	4.9	16	0.2
Other	459	1,936	0.4	1.5	(1,477)	(76.3)
Total revenues	128,853	133,343	100.0	100.0	(4,490)	(3.4)
Costs and expenses:
Rental, selling and general expenses	80,457	81,659	62.4	61.2	(1,202)	(1.5)
Cost of sales	3,897	4,366	3.0	3.3	(469)	(10.7)
Restructuring expenses	1,648	1,846	1.3	1.4	(198)	(10.7)
Depreciation and amortization	16,184	14,998	12.6	11.2	1,186	7.9
Total costs and expenses	102,186	102,869	79.3	77.1	(683)	(0.7)
Income from operations	26,667	30,474	20.7	22.9	(3,807)	(12.5)
Other income (expense):
Interest income	—	1	—	—	(1)	n/a
Interest expense	(8,047)	(8,960)	(6.2)	(6.7)	913	(10.2)
Foreign currency exchange	(5)	—	—	—	(5)	n/a
Income before income tax provision	18,615	21,515	14.4	16.1	(2,900)
Income tax provision	5,906	7,536	4.6	5.7	(1,630)
Net income	$12,709	$13,979	9.9%	10.5%	$(1,270)

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA	$42,846	$45,473	33.3%	34.1%	$(2,627)	(5.8)%
Adjusted EBITDA (1)	46,650	52,104	36.2	39.5	(5,454)	(10.5)
Free Cash Flow	10,617	15,478	8.2	11.6	(4,861)	(31.4)

(1)

The calculation of adjusted EBITDA as a percentage of revenue includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” discussed above.

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended September 30:

	Portable Storage
	Three Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$97,678	$98,855	$(1,177)	(1.2)%
Sales	5,319	4,830	489	10.1
Other	371	1,909	(1,538)	(80.6)
Total revenues	$103,368	$105,594	$(2,226)	(2.1)

	Specialty Containment
	Three Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$24,106	$25,958	$(1,852)	(7.1)%
Sales	1,291	1,764	(473)	(26.8)
Other	88	27	61	225.9
Total revenues	$25,485	$27,749	$(2,264)	(8.2)

Of the $128.9 million of total revenues for the three months ended September 30, 2016, $103.4 million, or 80.2% related to portable storage business and $25.5 million, or 19.8%, related to specialty containment business.  In the three-month period ended September 30, 2015, $105.6 million, or 79.2% related to portable storage business and $27.7 million, or 20.8% related to specialty containment business.

Rental Revenues. Due primarily to unfavorable currency translation rates in the current-year period as compared to the prior-year period, portable storage rental revenues decreased $1.2 million, or 1.2%.  Adjusted for the change in currency translation rates, portable storage rental revenue increased approximately 2.4%, as compared to the prior-year quarter.  This increase was driven by a 2.4% increase in year-over-year rental rates and a 0.5% increase in units on rent. Adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 1.9% as compared to the prior-year quarter, largely driven by the rate increase.

Rental revenues within the specialty containment business decreased $1.9 million, or 7.1%, for the three-month period ended September 30, 2016, as compared to the prior-year period. This decline was driven by decreases in upstream and diversified revenues.  Upstream revenue decreased due to headwinds in the oil and gas sector, and diversified revenues decreased due to weakness in the mining sector, as well as fewer infrastructure projects. Downstream revenues increased compared to the prior-year quarter largely due to maintenance projects at several of our customers.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the quarter ended September 30, 2016 increased $0.5 million, or 10.1%, to $5.3 million, compared to $4.8 million in the prior-year period. Specialty containment sales revenue for the quarter ended September 30, 2016 decreased $0.5 million to $1.3 million, compared to $1.8 million in the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended September 30:

	Portable Storage
	Three Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$64,084	$66,290	$(2,206)	(3.3)%
Cost of sales	3,113	3,124	(11)	(0.4)
Restructuring expenses	1,285	248	1,037	n/a
Depreciation and amortization	9,100	8,404	696	8.3
Total costs and expenses	$77,582	$78,066	$(484)	(0.6)

	Specialty Containment
	Three Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$16,373	$15,369	$1,004	6.5%
Cost of sales	784	1,242	(458)	(36.9)
Restructuring expenses	363	1,598	(1,235)	n/a
Depreciation and amortization	7,084	6,594	490	7.4
Total costs and expenses	$24,604	$24,803	$(199)	(0.8)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended September 30, 2016 of $80.5 million decreased $1.2 million, or 1.5%, as compared to the prior-year period.  A decrease of $2.2 million related to the portable storage business was offset by an increase of $1.0 million related to the specialty containment business. As a percentage of total revenues, rental, selling and general expenses were 62.4% for the three months ended September 30, 2016, which was an increase from 61.2% in the prior-year period.

Within the portable storage business, rental, selling and general expenses for the three months ended September 30, 2016 decreased $2.2 million, or 3.3%, from the prior-year period.  The prior-year quarter included, $2.8 million of expenses that were not indicative of our operations, which consisted of $0.4 million in acquisition-related expenses, $2.2 million of transition service expenses and $0.2 million of expenses related to an unclaimed property settlement.

Excluding the expenses discussed above, rental, selling and general expenses within the portable storage business increased slightly during the current quarter, as compared to the prior-year quarter.  Adjusted for the effect of the change in currency translation rates, rental, selling, general and administrative expenses increased 4.5%. Salaries and wages and other operating costs within the portable storage business increased due to the expansion of shared services, as well as the implementation and operation of our new enterprise resource planning (“ERP”) system.  Additionally, fleet repairs and maintenance expense increased compared to the prior-year quarter. These increases were partially offset by decreased incentives and stock-based compensation, as well as increased allocations of overhead expenses to the specialty containment business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the specialty containment business increased $1.0 million, or 6.6%, in the current-year quarter, as compared to the prior-year quarter.  Payroll decreased due primarily to the consolidation of our infrastructure and shared services which resulted in the elimination of redundant employee positions. The decreases in payroll were more than offset by increased allocations of overhead expense combined with increased fleet repairs and maintenance.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $3.1 million in each of the quarters ended September 30, 2016 and 2015.  Portable storage sales revenue, less cost of sales (sales profit), was $2.2 million and $1.7 million for the three-month periods ended September 30, 2016 and 2015, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 41.5% in the quarter ended September 30, 2016 and 35.3% in the prior-year quarter.

Within the specialty containment business, cost of sales was $0.8 million and $1.2 million in the quarters ended September 30, 2016 and 2015, respectively.  Specialty containment sales profit was $0.5 million for each of the three-month periods ended September 30, 2016 and 2015.

Restructuring. Approximately $0.3 million and $1.8 million of the restructuring expenses for the three months ended September 30, 2016 and 2015, respectively, relate to the integration of our wholly owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.  Also included in restructuring expenses for the three months ended September 30, 2016 was $0.8 million of costs related to our shift away from the wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased $1.2 million in the three months ended September 30, 2016 as compared to the prior-year period.  This increase is largely due to increased depreciation on our property, plant and equipment, including the implementation of our new ERP system.

Interest Expense. Interest expense decreased $0.9 million, or 10.2%, to $8.0 million in the third quarter of 2016, compared to the prior-year quarter. Our average debt outstanding in the quarter ended September 30, 2016 was $942.4 million, as compared to $886.5 million in the prior-year quarter. The weighted average interest rate on our debt was 3.2% and 3.7% for the three-month periods ended September 30, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.4% and 4.0% for the three-month periods ended September 30, 2016 and 2015, respectively.

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

Provision for Income Taxes. During the quarter ended September 30, 2016, we had a $5.9 million provision for income taxes, compared to $7.5 million in the prior-year quarter. Our effective income tax rate decreased to 31.7% for the three months ended September 30, 2016, compared to 35.0% for the prior-year quarter.  This decrease in the effective tax rate was primarily due to the corporate tax rate reduction in the U.K. which was enacted in the fourth quarter of 2015, with a subsequent further reduction enacted in third quarter of 2016.

Net Income. As a result of the income statement activity discussed above, we had net income of $12.7 million for the three months ended September 30, 2016, compared to net income of $14.0 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended September 30, 2016, we realized adjusted EBITDA of $46.7 million, a decrease of $5.5 million, or 10.5%, as compared to adjusted EBITDA of $52.1 million in the prior-year period. Growth in our current portable storage business was largely offset by a $1.4 million decrease due to unfavorable change in currency translation rates, as well as increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system and the year-over-year decline in specialty containment rental revenue. Our adjusted EBITDA margins were 36.2% and 39.5% for the quarters ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, adjusted EBITDA related to the portable storage business decreased $2.6 million, or 6.4%, to $38.3 million from $40.9 million in the prior-year period. Adjusted EBITDA related to the specialty containment business decreased $2.8 million, or 25.2%, to $8.4 million during the three months ended September 30, 2016 from $11.2 million during the prior-year period. Adjusted EBITDA margins for the quarter ended September 30, 2016 were 37.0% for the portable storage business and 32.9% for the specialty containment business.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$355,913	$368,175	94.1%	92.9%	$(12,262)	(3.3)%
Sales	19,843	22,765	5.2	5.7	(2,922)	(12.8)
Other	2,479	5,320	0.7	1.3	(2,841)	(53.4)
Total revenues	378,235	396,260	100.0	100.0	(18,025)	(4.5)
Costs and expenses:
Rental, selling and general expenses	234,796	247,809	62.1	62.5	(13,013)	(5.3)
Cost of sales	12,186	14,899	3.2	3.8	(2,713)	(18.2)
Restructuring expenses	5,220	4,773	1.4	1.2	447	9.4
Asset impairment charge and loss on divestiture, net	—	66,128	—	16.7	(66,128)	n/a
Depreciation and amortization	47,630	45,075	12.6	11.4	2,555	5.7
Total costs and expenses	299,832	378,684	79.3	95.6	(78,852)	(20.8)
Income (loss) from operations	78,403	17,576	20.7	4.4	60,827	346.1
Other income (expense):
Interest income	—	1	—	—	(1)	n/a
Interest expense	(24,533)	(26,986)	(6.5)	(6.8)	2,453	(9.1)
Debt extinguishment expense	(9,192)	—	(2.4)	—	(9,192)	n/a
Deferred financing costs write-off	(2,271)	—	(0.6)	—	(2,271)	n/a
Foreign currency exchange	(9)	(2)	—	—	(7)	n/a
Income (loss) before income tax provision (benefit)	42,398	(9,411)	11.2	(2.4)	51,809
Income tax provision (benefit)	14,619	(5,480)	3.9	(1.4)	20,099
Net income (loss)	$27,779	$(3,931)	7.3%	(1.0)%	$31,710

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA	$126,024	$62,650	33.3%	15.8%	$63,374	101.2%
Adjusted EBITDA (1)	136,222	145,912	36.1	37.2	(9,690)	(6.6)
Free Cash Flow	36,930	58,010	9.8	14.6	(21,080)	(36.3)

(1)

The calculation of adjusted EBITDA as a percentage of revenue includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” discussed above.

Total Revenues.  The following table depicts revenues by type of business for the nine-month periods ended September 30:

	Portable Storage
	Nine Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$285,508	$292,895	$(7,387)	(2.5)%
Sales	15,734	16,892	(1,158)	(6.9)
Other	2,249	5,267	(3,018)	(57.3)
Total revenues	$303,491	$315,054	$(11,563)	(3.7)

	Specialty Containment
	Nine Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$70,405	$75,280	$(4,875)	(6.5)%
Sales	4,109	5,873	(1,764)	(30.0)
Other	230	53	177	334.0
Total revenues	$74,744	$81,206	$(6,462)	(8.0)

Of the $378.2 million of total revenues for the nine months ended September 30, 2016, $303.5 million, or 80.2%, related to the portable storage business and $74.7 million, or 19.8%, related to the specialty containment business.  In the nine-month period ended September 30, 2015, $315.1 million, or 79.5%, related to the portable storage business and $81.2 million, or 20.5%, related to the specialty containment business.  The wood mobile office business divested in May 2015 contributed approximately $16.9 million of total revenue and $15.8 million of rental revenue during the nine months ended September 30, 2015.

Rental Revenues.  Portable storage rental revenue for the nine months ended September 30, 2016 increased $8.4 million, or 3.0%, as compared to the prior-year period, excluding the effect of the wood mobile office fleet divestiture discussed above. Adjusted for an unfavorable change in currency translation rates and excluding the divested wood mobile office assets, rental revenue increased approximately 5.2%, as compared to the prior-year period.  The increase was driven by a 2.1% increase in year-over-year rental rates and a 2.0% increase in units on rent. Excluding the divested wood mobile office fleet and adjusted for the unfavorable currency effect, yield increased approximately 3.1% as compared to the prior-year period, largely driven by the rate increase in the current-year period.

Rental revenues within the specialty containment business decreased $4.9 million, or 6.5%, for the nine-month period ended September 30, 2016, as compared to the prior-year period.  This decline was primarily driven by decreases in upstream revenues due to headwinds in the oil and gas sector, as well as a decrease in our diversified business caused by weakness in the mining sector, as well as fewer infrastructure projects.  Revenues in the downstream sector increased in the current-year period as compared to the prior-year period. Demand in the underlying downstream business remains strong, however, high-capacity production resulting from lower oil prices has caused the postponement of maintenance projects in that sector.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the nine months ended September 30, 2016 decreased $1.2 million, or 6.9%, to $15.7 million, compared to $16.9 million in the prior-year period. Specialty containment sales revenue for the nine months ended September 30, 2016 decreased $1.8 million to $4.1 million, compared to $5.9 million in the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the nine-month periods ended September 30:

	Portable Storage
	Nine Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$187,792	$200,536	$(12,744)	(6.4)%
Cost of sales	9,568	10,976	(1,408)	(12.8)
Restructuring expenses	4,498	1,935	2,563	n/a
Asset impairment charge and loss on divestiture, net	—	66,128	(66,128)	n/a
Depreciation and amortization	26,216	26,042	174	0.7
Total costs and expenses	$228,074	$305,617	$(77,543)	(25.4)

	Specialty Containment
	Nine Months Ended September 30,
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$47,004	$47,273	$(269)	(0.6)%
Cost of sales	2,618	3,923	(1,305)	(33.3)
Restructuring expenses	722	2,838	(2,116)	n/a
Depreciation and amortization	21,414	19,033	2,381	12.5
Total costs and expenses	$71,758	$73,067	$(1,309)	(1.8)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the nine months ended September 30, 2016 of $234.8 million decreased $13.0 million, or 5.3%, as compared to the prior-year period.  Of this decrease, $12.7 million related to the portable storage business and $0.3 million related to the specialty containment business. As a percentage of total revenues, rental, selling and general expenses were 62.1% for the nine months ended September 30, 2016, which was down from 62.5% in the prior-year period.

Within the portable storage business, rental, selling and general expenses for the nine months ended September 30, 2016 decreased $12.7 million, or 6.4%, from the prior-year period.  The prior-year nine-month period included $7.2 million of expenses that were not indicative of our operations, which consisted of $2.4 million in acquisition-related expenses, $3.9 million of transition service expense and $0.8 million of expenses related to an unclaimed property settlement.

Excluding the expenses discussed above, rental, selling and general expenses within the portable storage business decreased $5.6 million during the nine months ended September 30, 2016, as compared to the prior-year period.  This decrease in portable storage business rental, selling and general expenses was driven largely by lower fleet freight and fuel cost resulting from decreased activity due to the divestiture of our wood mobile office fleet, as well as lower fuel prices generally. Salaries and wages and other operating costs within the portable storage business increased due to the expansion of shared services, as well as the implementation and operation of our new ERP system.  Additionally, fleet repairs and maintenance expense increased compared to the prior-year quarter. These increases were partially offset by decreased incentives and stock-based compensation, as well as increased allocations of overhead expenses to the specialty containment business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the specialty containment business decreased slightly in the current-year period, as compared to the prior-year period.  The decrease was primarily due to lower fleet freight and fuel resulting from decreased rental activity.  Decreases in salaries and wages due primarily to the consolidation of our infrastructure and shared services which resulted in the elimination of redundant employee positions were largely offset by increased allocations of overhead expenses to the specialty containment business.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $9.6 million and $11.0 million in the nine month periods ended September 30, 2016 and 2015, respectively.  Portable storage sales profit was $6.2 million and $5.9 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 39.2% in the nine months ended September 30, 2016 and 35.0% in the prior-year period.

Within the specialty containment business, cost of sales was $2.6 million and $3.9 million in the nine months ended September 30, 2016 and 2015, respectively.  Specialty containment sales profit was $1.5 million and $2.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Asset Impairment Charge and Loss on Divestiture, net.  The $66.1 million net asset impairment charge and loss on divestiture for the nine months ended September 30, 2015 was due to the impairment and sale of our wood mobile office fleet in our North American portable storage segment.  See additional discussion regarding the impairment of the wood mobile office assets in Note 5 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.

Restructuring. Approximately $2.1 million of the restructuring expenses in 2016 and $4.5 million in 2015 relate to the integration of our wholly owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.  Also included in restructuring expenses for the nine months ended September 30, 2016 was $2.5 million of costs related to our shift away from the wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million in the nine-month period ended September 30, 2016, as compared to the prior-year period.  This increase was due primarily to increased depreciation expense related to property, plant and equipment, including the implementation of our new ERP system.  Partially offsetting this increase was a decrease in depreciation expense related to the wood mobile office units divested in May 2015. In the nine months ended September 30, 2015, we recognized $1.3 million of depreciation expense related to these units.

Interest Expense. Interest expense decreased $2.5 million, or 9.1%, to $24.5 million in the nine months ended September 30 2016, compared to $27.0 million in the prior-year period. Our average debt outstanding in the nine months ended September 30, 2016 was $925.1 million, as compared to $902.4 million in the prior-year period. The weighted average interest rate on our debt was 3.3% and 3.6% for the nine-month periods ended September 30, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.5% and 4.0% for the nine-month periods ended September 30, 2016 and 2015, respectively.

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

Provision for Income Taxes. For the nine months ended September 30, 2016, we had a $14.6 million provision for income taxes, compared to a net benefit of $5.5 million in the prior-year period. Our effective income tax rate was 34.5% for the nine months ended September 30, 2016, compared to an income tax benefit rate of 58.2% for the nine months ended September 30, 2015.  The decrease in the tax rate was primarily due to the magnitude of the 2015 impairment loss in North America, which has a higher income tax rate.

Net Income. As a result of the income statement activity discussed above, we had net income of $27.8 million for the nine months ended September 30, 2016.  Primarily due to the $66.1 million impairment and divestiture loss, we had a net loss of $3.9 million in the prior-year period.

Adjusted EBITDA. For the nine-month period ended September 30, 2016, we realized adjusted EBITDA of $136.2 million, a decrease of $9.7 million, or 6.6%, as compared to adjusted EBITDA of $145.9 million in the prior-year period. Growth in our current portable storage business was offset by short-term pressure resulting from the divestiture of our wood mobile office fleet, unfavorable currency fluctuations, increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system, as well as the year-over-year decline in specialty containment rental revenue. Our adjusted EBITDA margins were 36.1% and 37.2% for the nine-month periods ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, adjusted EBITDA related to the portable storage business decreased $4.6 million, or 4.0%, to $110.9 million from $115.5 million in the prior-year period. Adjusted EBITDA related to the specialty containment business decreased $5.1 million, or 16.8%, to $25.3 million during the nine months ended September 30, 2016 from $30.4 million during the prior-year period. Adjusted EBITDA margins for the nine months ended September 30, 2016 were 36.7% for the portable storage business and 33.9% for the specialty containment business.

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

Our strong cash flows from operating activities for the nine-month periods ended September 30, 2016 and 2015 of $96.0 million and $113.7 million, respectively, resulted in free cash flow of $36.9 million and $58.0 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”) as described below.

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

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2016, we had $651.5 million of borrowings outstanding and $344.4 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of September 30, 2016 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  The margins in effect as of September 30, 2016 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of September 30, 2016, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Operating Activities. Net cash provided by operating activities was $96.0 million for the nine months ended September 30, 2016, compared to $113.7 million in the prior-year period, a decrease of $17.7 million. Although the nine-month period ended September 30, 2016 reflects net income of $27.8 million, compared to a net loss of $3.9 million in the prior-year period, the difference was due primarily to non-cash items in both periods, as well as debt extinguishment expense, which is a financing activity, in the current-year period.

Total net adjustments to reconcile net income (loss) to net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 resulted in increases of $82.8 million and $118.1 million, respectively. The $35.3 million net decrease in adjustments results primarily from the non-cash asset impairment charge in the prior year, net of the deferred income tax effect of this impairment.  This increase was offset by the $9.2 million debt extinguishment expense and the non-cash deferred financing costs write-off in the current-year period.  Share-based compensation expense also decreased $4.3 million in the current-year period. Other non-cash charges such as depreciation and amortization, and gains and losses on the sale and disposal of fleet and property, plant and equipment did not fluctuate materially from the prior-year period.

The change in certain asset and liability accounts resulted in cash outflow of $14.5 million in the current-year period, compared to a $0.4 million outflow in the prior-year period.  An increase in receivables in the current-year period due to the implementation of our new ERP system, combined with normal seasonal fluctuations resulted in a $19.1 million cash outflow.  Other changes in asset and liability accounts were primarily due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $68.3 million for the nine months ended September 30, 2016 compared to cash provided by investing activities of $9.0 million for the nine months ended September 30, 2015.  The majority of the $77.3 million fluctuation was due to cash received upon the divestiture of the wood mobile office fleet, less associated deferred revenue and customer deposits, of $83.3 million in the prior-year period. Also, in the nine months ended September 30, 2016 we paid $9.2 million of cash for a business acquisition, compared to cash paid of $18.6 million for an acquisition in the prior-year period. The remaining $3.4 million increase in net cash used in investing activities in the current-year period, as compared to the prior-year period, resulted from increased net expenditures for long-lived assets during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Rental fleet capital expenditures were $46.5 million, and proceeds from sales were $10.8 million, respectively, during the nine months ended September 30, 2016, as compared to rental fleet capital expenditures of $53.5 million and proceeds from sales of $13.3 million, respectively, during the nine months ended September 30, 2015. Of the $46.5 million in capital expenditures for rental fleet during the current-year period, $23.5 million related to our North America portable storage business, $9.4 million related to our U.K. portable storage business and $13.6 million related to the specialty containment business. Of the $53.5 million in capital expenditures for rental fleet during the prior-year period, $21.3 million related to our North America portable storage business, $16.3 million related to our U.K. portable storage business and $16.0 million related to the specialty containment business. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross and net capital expenditures for property, plant and equipment were $25.8 million and $23.4 million, respectively, for the nine-month period ended September 30, 2016 compared to gross and net capital expenditures for property, plant and equipment of $17.9 million and $15.5 million, respectively, for the nine-month period ended September 30, 2015.  Expenditures during the nine months ended September 30, 2016 and 2015 include hardware and software-related costs of approximately $13.6 million and $10.3 million, respectively.  These expenditures were primarily related to the implementation of our new ERP system and for general technology upgrades. The prior-year period includes costs related to our new corporate headquarters.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2016 was $19.5 million, compared to $124.6 million for the prior-year period.  In the current-year period we issued $250.0 million aggregate principal amount of 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes. Also in the nine months ended September 30, 2016, we paid $27.3 million of dividends and repurchased $7.1 million of treasury stock.

In the prior-year period, we used free cash flow and the proceeds from the wood mobile office fleet divestiture to repay $42.1 million under our line of credit, pay $25.3 million of dividends and repurchase $55.8 million of treasury stock.

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

At September 30, 2016, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.1 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2016.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q  reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units;
•	competitive developments affecting our industry, including pricing pressures;
•	the timing, effectiveness and number of new markets we enter;
•	our ability to integrate recent acquisitions;
•	our ability to achieve the expected benefits of the divestiture of the wood mobile office fleet;
•	our ability to optimize our new scalable ERP system;
•	changes in generally accepted accounting principles;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	our ability to utilize our deferred tax assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of September 30, 2016, we had $651.5 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.1% for the nine months ended September 30, 2016.  Based upon the average amount of our variable rate debt of $654.5 outstanding during the nine months ended September 30, 2016, our annual interest expense would increase by approximately $6.5 million for each one percentage point increase in the interest rate of our lines of credit.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In order to help minimize our exchange rate gain and loss volatility, we finance our European entities through our Credit Agreement, which allows us, at our option, to borrow funds locally in Pound Sterling or Euros denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 2016	90	$35.29	—	$82,229
August 2016	600	32.61	—	82,229
September 2016	—	—	—	82,229
Total	690		—

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

MOBILE MINI, INC.

Date: October 25, 2016	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer
(Principal Financial Officer)