Form 10-K
period 2016-12-31
MOBILE MINI INC
filed 2017-02-02
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2016 of the voting common stock held by non-affiliates of the registrant was approximately $1.5 billion.

As of January 27, 2017, there were outstanding 44,282,135 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MOBILE MINI, INC.

2016 FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Unless otherwise indicated, the terms “Mobile Mini,” the “Company,” “we,” “us” and “our” refer to Mobile Mini, Inc. together with its consolidated subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2016 Annual Report to Stockholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. The forward-looking statements in this Annual Report on Form 10-K reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries; our ability to manage growth at existing or new locations; our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms; changes in the supply and price of used containers; our ability to increase revenue and control operating costs; our ability to raise or maintain rental rates; our ability to leverage and protect our information technology systems; our ability to protect our patents and other intellectual property; currency exchange and interest rate fluctuations; oil and gas prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations and labor laws; changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing storage units; competitive developments affecting our industry, including pricing pressures; the timing, effectiveness and number of new markets we enter; our ability to cross-sell our portable storage and specialty containment products; our ability to integrate recent acquisitions; our ability to achieve the expected benefits of the divestiture of the wood mobile offices; our ability to develop a new scalable enterprise resource platform; changes in generally accepted accounting principles; changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products; any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; our ability to utilize our deferred tax assets; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

Business Model

Mobile Mini, founded in 1983, focuses on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the year ended December 31, 2016.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance and generally maintain their value throughout their useful lives.  We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

Our business is comprised primarily of two product categories:

-	Portable Storage Solutions

This category consists of our container and ground level office product offerings. We offer a wide range of portable storage products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our portable storage units provide secure, accessible storage for a diversified client base of approximately 80,000 customers across various industries, including retail and consumer services, construction, industrial, commercial and governmental. Our customers use these products for a wide variety of storage applications, including retail and manufacturing, inventory, maintenance supplies, construction materials and equipment, documents and records, household goods, and as portable offices.

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

As of December 31, 2016, our network includes 125 portable storage locations, 19 specialty containment locations and 14 combined locations.  Included in our portable storage network are 16 locations in the U.K., where we are a leading provider, and two in Canada. Our portable storage fleet consists of approximately 211,300 units, and our specialty containment business has a fleet of approximately 12,100 units.  In the discussions below, we generally refer to our business and assets as either “portable storage” or “specialty containment.”

Recent Strategic Transactions

On May 9, 2016, we issued $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “2024 Notes”). The net proceeds from the sale of the 2024 Notes were used to redeem all $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (the “2020 Notes,” and together with the 2024 Notes, the “Senior Notes”), including related fees, interest and costs for both the redemption of the 2020 Notes and issuance of the 2024 Notes, as well as to repay a portion of the indebtedness outstanding under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement” or “revolving credit facility”).

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

On December 10, 2014, we completed the acquisition of ETS, which we refer to as the “ETS Acquisition.”  ETS operates as a separate subsidiary under the ETS name, as does its wholly owned subsidiary, Water Movers, Inc. (“Water Movers”) which primarily offers specialty pump equipment and related services.  Like Mobile Mini, ETS rents long-lived assets with low maintenance requirements.  The acquisition expands Mobile Mini’s product lines and provides significant cross-selling and expansion opportunities as well as modest costs synergies.  These operations are included in our results of operations for the periods subsequent to the acquisition date of December 10, 2014, which includes the entire twelve-month periods ended December 31, 2016 and 2015.

Industry Overview

Portable Storage Solutions

The storage industry includes two principal sectors, fixed self-storage and portable storage. The fixed self-storage sector consists of permanent structures located away from customer locations to store excess household goods. We do not participate in the fixed self-storage sector.

The portable storage sector, upon which our business focuses, differs from the fixed self-storage sector, as it brings the storage solution to the customer’s location and fulfills the need for secure storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, and lower price. In contrast to the fixed self-storage sector, the portable storage sector is primarily used by businesses. This sector of the storage industry is highly fragmented and remains primarily local in nature. Although there are no published estimates of the size of the portable storage market, we believe the sector is expanding due to the increasing awareness of the advantages of portable storage and that portable storage units are achieving increased market share compared to other portable options because containers provide ground level access, better protection against wind or water damage, higher security and improved aesthetics when compared to certain other portable storage alternatives such as van trailers.

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

Specialty Containment Solutions

In the specialty containment sector services industry, we service different markets. We serve the industrial market, which is comprised mainly of chemical facilities and refineries, (the “downstream” market), and, to a lesser extent, companies engaged in the exploration and production of oil and natural gas (the “upstream” market).  Additionally, we serve a diversified group of customers engaged in projects in the construction, pipeline and mining markets.  Downstream customers utilize our equipment and services to manage and remove liquid and solid waste generated by ongoing operating activities as well as turn-around projects and large-scale expansion projects, while upstream customers tend to rent steel tanks to store water used in well hydraulic fracturing (“fracing”).  Other customers utilize a wide variety of our products differentiated by the type of project in which they are engaged. The liquid and solid containment industry is highly fragmented, consisting principally of local providers, with a handful of regional and national providers.

Business Environment and Outlook

Approximately 65% of our estimated combined rental revenue during the twelve-month period ended December 31, 2016 was derived from our North American portable storage business, 19% was derived from our specialty containment business in North America and 16% was derived from our U.K. portable storage business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products in 2017.  In particular, construction, which represents approximately 44% of our consolidated rental revenue, is forecasted for continued growth for the next several years.  While only 2% of our consolidated rental revenue is generated by upstream oil and gas customers, the oil and gas industry is forecasted to stabilize in the near term, with potential for future growth.

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We believe we are the world’s largest provider of portable storage solutions, and a market leader in portable storage and accommodation solutions in the U.K., where we have nearly 100% geographic coverage, and the third largest provider of specialty containment solutions in the U.S.

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

Superior, Differentiated Products and Service.  We offer a wide range of products and proprietary features, including features that provide high-levels of security. This product differentiation within the portable storage sector as well as superior service allows us to gain market share and charge premium rental rates.

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

Geographic and Customer Diversification.  Our network of portable storage locations covers nearly all major markets in both the U.S. and U.K., providing us with a broad geographical reach.  Additionally, since portable storage units are used in a multitude of applications, we have established strong relationships with a well-diversified base of portable storage customers, ranging from leading Fortune 500 companies to sole proprietorships. The operation of specialty containment locations concentrated in the Gulf Coast region of the U.S. further diversifies our geographic presence and customer base.

As a combined company, our geographically- and industry-diversified customer base reduces our susceptibility to the effects of economic downturns in any individual market and industry in which we operate.

Customer Service Focus. The portable storage industry is particularly service intensive. To position ourselves to understand our customers’ needs, we have trained our sales force to focus on all aspects of customer service from the sales call onward. We use Salesforce.com® as our Customer Relationship Management (“CRM”) platform to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance. We use a Net Promoter Score (“NPS”) system to measure customer satisfaction and loyalty through real time surveys conducted by a third party. We utilize customer feedback to drive service improvements across the Company, from our field locations to our corporate headquarters, resulting in proven success as evidenced by our best in class NPS score of 82.9% for 2016. We differentiate ourselves by providing security, convenience, product quality, broad product selection and availability, and customer service. We believe our superior customer service drives customer satisfaction and we survey our customers to ensure that we are easy to do business with.

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

Customized Management Information Systems. We continue to make significant investments in the management information systems supporting our operations. Our systems enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance, and support our growth by projecting near-term capital needs. Our customized management information systems provide insight into estimating our forward-looking market potential by territory.  This enables us to be more proactive and to respond timely to drive specific revenue streams.  Field employees and decision makers at all levels have access to real-time information about the business. In addition, we are able to capture relevant customer demographic and usage information, which we use to target new customers within our existing and new markets. These capabilities result in a competitive advantage over smaller, less sophisticated local and regional competitors.

Business Strategy

Our strategic goal is to accelerate rental revenue growth and expand our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve this goal, we intend to continue execution of the following strategies:

Focus on Core Rental Business with Higher Returning Assets. Our rental business provides predictable recurring revenue and high margins.  We are constantly evaluating our portfolio of product offerings to ensure our capital is invested in products that provide optimal returns. For example, during 2015 we made the strategic decision to divest our wood mobile offices, which required significantly more resources to repair, rent and prepare for rental than our other products.

Generate Strong Organic Growth. We focus on increasing market penetration and gaining additional revenues from existing customers as well as gaining new customers through sophisticated sales and marketing programs aimed at increasing brand recognition, expanding market awareness of the uses of portable storage and differentiating our superior products from those of our competitors.

Opportunistic Geographic Expansion. We believe we have attractive expansion opportunities in new or underserved markets in North America where we believe demand for portable storage units is underdeveloped.  During the three years ending December 31, 2016, we have completed an aggregate of 13 portable storage acquisitions, which has enabled us to enter new markets, as well as establish new customers in existing markets.  We expect to continue to execute on opportunistic acquisitions in the future.  We also have a proven strategy to enter markets by migrating available fleet to new markets that can be serviced by nearby full-service field locations. From these start-up operational yards, we are able to redeploy existing available fleet, allowing for cost effective new location openings with minimal capital expenditures. We also believe we have the opportunity to geographically expand the markets in which we offer specialty containment products.

Innovative Product Offering. Our wide offering of products with varying features expands the applications and overall market for our portable storage products. Within our specialty containment products, we offer one of the broadest ranges of services and containment equipment in the industry complemented by an assortment of pumps and filtration units designed to allow us to partner with customers through every project stage.  We believe that our rental products can continue to generate substantial demand throughout North America and the U.K.

Opportunities for Cross-selling and Expansion. The ETS Acquisition has allowed us to leverage the combination of Mobile Mini’s portable storage national presence with ETS’ specialty containment expertise to grow revenue by providing new products and services to existing Mobile Mini customers, and by expanding the geographic reach of our specialty containment products to serve customers previously outside of ETS’ historic service area.  Additionally, our significant presence in downstream markets, particularly in the Gulf Coast region of the U.S, has allowed us to leverage established, long-term specialty containment relationships for their portable storage needs.

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

Continuous Improvement in Our Systems.  We have made significant investments in our management information systems supporting our operations and believe these systems give us a competitive advantage. In the second quarter of 2016, we began executing our new SAP® Enterprise Resource Planning (“ERP”) system. This system is a scalable platform to support future growth.

Products

We protect our products and brands through the use of trademarks and patents. In particular, we have patented our proprietary tri-cam locking system, our Container Guard Lock and other continued improvements in our locking technology both in the markets in which we operate, as well as in Europe and China.

Portable Storage Solutions

We offer customers a wide range of portable storage and office products with an assortment of differentiated features such as patented locking systems, premium and multiple door options and numerous configuration options. Our portable storage units provide secure, accessible storage. Our principal products are listed below:

•

Steel Storage Containers.  Standard portable storage containers are available in lengths ranging from 5 to 48 feet, widths of either 8 feet or 10 feet and a variety of customization options. Doors can be placed at the front, front and back, or the sides of containers. Other options include partitions and shelving. We believe our steel storage containers are a cost-effective alternative to mass warehouse storage, with a high level of fire and water damage protection.

•

Steel Ground Level Offices. We offer steel ground level offices from 10 to 40 feet in length in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. Our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our U.K. products include canteen units and drying rooms for the construction industry. For customers with space limitations, the U.K. office/canteen units can also be stacked two or three-high with stairs for access to the upper units. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

Specialty Containment Solutions

We offer a broad range of specialty containment equipment and services complemented by an assortment of pumps, filtration units and waste hauling services. In addition, we offer ancillary products for rental and for sale to our customers, such as: hoses, pipes, filters and spill containment. Our principal products and services include those listed below:

•

Steel Tanks. Our fleet of steel tanks offers flexible sizes and other options such as weir, gas buster and open top steel tanks. Applications include:  temporary storage of chemicals, water and other liquids, thorough mixing, agitation and circulation of stored liquids with other products, removal of gas from fluids circulated in the wellbore - such as mud used during drilling operations, and settling of solids in liquids prior to filtration or discharge.

•

Stainless Steel Tank Trailers. Our stainless steel tankers meet department of transportation specifications for use in the storage and transportation of chemical, caustics and other liquids. Stainless steel tanks are offered insulated or non-insulated with level indication and vapor recovery capability.

•

Roll-Off Boxes. Utilized for a variety of containment applications where it is necessary to maintain the homogeneity of the contents, our roll-off boxes provide simple, leak-proof storage and transportation of solid industrial byproducts. Roll-tarps or rolling metal lids are available to protect the contents from the elements during transport or storage.
•	Vacuum boxes. Vacuum roll-off boxes are also offered to pair with a vacuum truck for containment, storage or transportation of pressurized contents.
•

Dewatering Boxes. Our dewatering boxes are configured to provide for the draining of excess liquid from slurry or sludge which reduces storage, transportation and disposal costs.  Upon completion of dewatering, the container is generally picked up by a roll-off truck for content disposal.  Vacuum dewatering boxes are also offered.

•

Pumps and Filtration Equipment. We offer a variety of pumps and filtration equipment differentiated by size and power.  This equipment is used primarily for liquid circulation and filtration in municipal and industrial applications.

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

Third-party appraisals on our rental fleet are required by our lenders on a regular basis. The appraisals typically report no difference in the value of the unit due to the age or length of time it has been in our fleet.  These appraisals are used to calculate our available borrowings under the Credit Agreement. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2015, management estimates that the net orderly liquidation appraisal value of December 31, 2016 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2016 was $950.1 million.

Portable Storage Solutions

Steel containers have a long useful life with no technical obsolescence. Our steel portable storage containers and steel ground level offices have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with residual values of 55%. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug-welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item.  A properly maintained container is essentially in the same condition as when initially remanufactured.

Specialty Containment Solutions

When purchased new, our steel tanks and stainless steel tank trailers have estimated useful lives of 25 years, dewatering and roll-off boxes have useful lives ranging from 15 to 20 years and our pumps and filtration equipment have estimated lives of 7 years.  We do not assume any residual value at the end of the assets’ useful lives.  There is a limited secondary market for specialty containment products. We have outlined a stringent quality control and maintenance program to ensure that only equipment of the highest quality is released to the field. Each container undergoes a thorough visual inspection, hydro-testing and ultrasonic thickness testing to identify maintenance requirements.  Tank maintenance includes repainting with rust inhibiting paint, replacing interior liners, and repairing valves, gaskets and rails. This periodic maintenance keeps the specialty containers in essentially the same condition as when initially purchased and is designed to maintain the units’ value.

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

Remanufacturing and Manufacturing of Portable Storage Containers

We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and further customizing units by adding our proprietary easy opening door system and our patented locking system. Modification typically involves splitting some containers into differing lengths.  The capitalized cost for remanufactured units includes the price we paid for the unit, plus the cost of customizing units and freight charges to our location when the unit is first placed in service.  For manufactured units, cost includes our manufacturing cost, customization costs and freight charges to our location when the unit is first placed in service.  In addition, we also purchase containers that have been manufactured to our specifications and do not require remanufacturing.

We believe we are able to procure ISO containers at competitive prices because of our volume purchasing power. If needed in the manufacturing or remanufacturing process, we purchase raw materials such as steel, vinyl, wood, glass and paint. Typically we do not have long-term contracts with vendors for the supply of any raw materials.

Rental Fleet Composition

The table below outlines the composition of our portable storage rental fleet at December 31, 2016:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$625,094	179,434	64%	85%
Steel ground level offices	347,574	30,294	36	14
Other	4,430	1,604	—	1
Portable storage rental fleet	977,098	211,332	100%	100%
Accumulated depreciation	(151,238)
Portable storage rental fleet, net	$825,860

The table below outlines the composition of our specialty containment rental fleet at December 31, 2016:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$61,955	3,080	40%	26%
Roll-off boxes	28,743	5,427	18	45
Stainless steel tank trailers	29,150	1,248	19	10
Vacuum boxes	11,512	667	7	6
Dewatering boxes	5,429	644	3	5
Pumps and filtration equipment	13,690	985	9	8
Other	6,150	n/a	4	n/a
Specialty containment rental fleet	156,629	12,051	100%	100%
Accumulated depreciation	(32,424)
Specialty containment rental fleet, net	$124,205

Operations

Our senior management analyzes and manages our business as (i) two portable storage solutions business segments: North America and the U.K. and (ii) one specialty containment business segment. To effectively manage this business across different geographic areas, we divide these business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their respective segment, generally has similar economic characteristics covering all products rented or sold, including similar customer base, sales personnel, advertising, yard facilities, general and administrative costs and field operations management.  Further financial information by segment is provided in Note 14 to the accompanying consolidated financial statements.

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

Within our specialty containment business we utilize an advanced prospect and customer management software package across our sales force and branch network, providing enhanced visibility and tracking on all prospective customer accounts.  Personnel have access to real-time critical customer information regardless of location.  This access facilitates targeted marketing and sharing of relevant customer information across branches.

Customers

Portable Storage Solutions

In 2016, we served approximately 80,000 customers.  Within the portable storage solutions product lines, our first and second largest customers accounted for 3.7% and 0.9%, respectively, of portable storage rental revenues and our 20 largest customers combined accounted for approximately 10.6% of portable storage rental revenues.  During 2016, approximately 56% of our customers rented a single unit. We target customers who we believe can benefit from our portable storage solutions, either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes.

Specialty Containment Solutions

Our specialty containment customers are concentrated in the Gulf Coast region of the U.S. and are generally large companies, including blue-chip companies, with whom we have long-term relationships. During the year ended December 31, 2016, our first and second largest specialty containment customers accounted for approximately 14.7% and 6.6%, respectively, of specialty containment rental revenues and our 20 largest customers combined accounted for approximately 53.5% of specialty containment rental revenues.  Generally, our specialty containment customers belong in one of the following three categories:

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

We estimate that total 2016 specialty containment rental revenue was 72%, 10% and 18% from downstream, upstream and diversified customers, respectively.

Combined Customer Base

The following table provides an overview of our customers and the estimated portion of total rental revenue generated by each customer group during the year ended December 31, 2016:

Business	Estimated Percentage	Representative Customers
Construction	44%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders, and equipment rental companies

Retail and consumer services	20%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations

Industrial and commercial	22%	Major processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.

Government and institutions	4%	National, state and local agencies and municipalities, schools, hospitals, medical centers, military, Native American tribal governments and reservations.

Oil and gas	2%

Companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods (including fracing)

Other	8%

Total	100%

Rental Terms

Portable Storage Solutions

We enter into contracts with our portable storage customers based on a monthly rate.  The rental continues until cancelled by the customer or the Company. On average, the steel storage containers on rent at December 31, 2016, have been in place for 30 months, and the steel ground level offices on rent at December 31, 2016 have been in place for 14 months. Our rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver from us to avoid damage liability in certain circumstances, which provides us with an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.

Specialty Containment Solutions

Our specialty containment rental contracts typically offer daily, weekly or monthly rates. The rental duration varies widely by application, and the rental continues until the unit is returned in clean condition to us. Rental contracts specify that the customer is responsible for carrying commercial general liability insurance, is liable for any damage to the unit beyond ordinary wear and tear, and for all materials the customer contains in rented equipment. The customer is contractually responsible for the cost of delivery and pickup, as well as thoroughly emptying and cleaning the equipment before return.

Competition

In all segments, we face competition from local and regional companies, as well as national companies, in substantially all of our current markets. We compete with several large national and international companies in our ground level office product line. Our competitors include lessors of storage units, mobile offices, van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. In our portable storage segment, we compete primarily in terms of security, convenience, product quality, broad product selection and availability, rental rates and customer service. In our core portable storage business, our largest competitors are Algeco Scotsman, PODS, Pac-Van,

1‑800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp, and Wernick Hire, along with other national, regional and local companies. In our specialty containment business we compete based on factors including:  quality and breadth of equipment, technical applications expertise, knowledgeable and experienced sales and service personnel, on-time delivery and proactive logistics management, geographic areas serviced, rental rates and customer service. Our competitors include BakerCorp, Rain For Rent and Adler Tanks.

Employees

As of December 31, 2016, we employed 1,998 employees, the majority of which are full time.  Of these employees, 1,583 are employed in North America and 415 are employed in the U.K.  No employees are currently covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Access to Information

Our Internet address is www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC and which will be available free of charge on our Web site. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our Web site. Information contained on our Web site is not part of this Annual Report on Form 10-K.

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

RISKS RELATED TO OUR BUSINESS

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may not drive growth.

We have employed a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. Additionally, our hybrid sales strategy of using local sales people in addition to a centralized call center team is designed to meet customer needs and drive revenue growth but differs from our historic sales structure.  No assurance can be given that these strategies will achieve the desired goals and efficiencies in the future. The success of these strategies is dependent on a number of factors that are beyond our control.

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

We may not obtain expected synergies and cost efficiencies with our new ERP system.

We have implemented a new ERP system, which we began executing in stages in April 2016. The ERP system is designed to accurately maintain our books and records and provide information important to the operation of the business to our management team. The implementation of our new ERP system has required, and will continue to require, significant investment of human and financial resources. We have incurred and expect to continue to incur additional expenses related to our implementation as we continue to enhance and develop our ERP system. Many companies have experienced delays and difficulties with the implementation of new or changed ERP systems that have had a negative effect on their business. Any future disruptions, delays or deficiencies in the design and implementation of our ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to process orders, deliver units, send invoices and track payments, fulfill contractual obligations, file reports with the SEC in a timely manner, and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

We intend to continue to launch operations into new geographic markets and/or add specialty containment operations in existing portable storage markets, which may be costly and may not be successful.

We have in the past, and intend in the future, to expand our portable storage and specialty containment operations into new geographic markets, primarily in North America.  This expansion could require financial resources that would not therefore be available for other aspects of our business.  In addition, this expansion could require the time and attention of management, leaving less time to focus on existing business. If we fail to manage the risks inherent in our geographic expansion, we could incur capital and operating costs without any related increase in revenue, which would harm our operating results.

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

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by products rented or sold by us; (ii) motor vehicle accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage, (v) cyber-security breaches, (vi) shareholder lawsuits, (vii) medical claims exceeding our insurance limits and (viii) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.

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

As needed, we purchase, remanufacture and modify used ISO containers in order to expand our rental fleet. If used ISO container prices increase substantially, these price increases could increase our expenses and reduce our earnings, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the rental rates on their storage units. As a result, we may need to lower our rental rates to remain competitive. These events could cause our revenues and our earnings to decline.

We depend on our suppliers for the specialty containment equipment we rent to customers.

Nearly all the specialty containment equipment we rent to customers is manufactured by a limited number of suppliers, none of with whom we maintain long-term contracts. If our suppliers were unable or unwilling to provide us with such equipment, our operations would be affected if we were unable to obtain the equipment necessary to operate and grow our business.  Also, should our suppliers substantially increase their prices (due to increased demand in certain products, or otherwise), we may not be able to raise our rental rates to absorb such increased cost.  These events could cause our revenues and earnings to decline.

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

At December 31, 2016, we had $703.6 million of goodwill and $68.4 million of unamortized intangible assets on our Consolidated Balance Sheet. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill is reviewed at least annually for impairment. Both goodwill and intangible assets are reviewed for impairment when an impairment indicator is present. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the Company.

For more information, see the “Notes to Consolidated Financial Statements” included in our financial statements contained in this Annual Report on Form 10-K.

If we fail to attract and retain key management and personnel, we may be unable to implement our business plan.

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our chief executive officer (“CEO”) and senior operational management. Our success in retaining a CEO and attracting and retaining qualified people, particularly experienced operational and sales management, is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions, as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

RISKS RELATED TO OUR INDEBTEDNESS, THE ECONOMY, AND GLOBAL CAPITAL AND CREDIT MARKETS

Our business is subject to the general health of the economy, including non-residential spending and energy prices, accordingly any slowdowns or decreases in the U.S. or international economy could materially affect our revenue and operating results.

An economic slowdown in the U.S. or international economy, including non-residential construction spending and energy prices, may cause substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector which could impact our business in a variety of ways, including:

•	a reduction in consumer and business spending, which would result in a reduction in demand for our products;
•	a negative impact on rates we can charge or on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and
•	an increase in payment risk with others we do business with, including financial institutions.

Without similar changes in expenses, which may be difficult to achieve, our margins will contract if revenue falls, and ultimately may result in having a material adverse effect on our financial condition.

We operate with a high amount of debt and we may incur significant additional indebtedness.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2016, we had $250.0 million in aggregate principal amount of the 2024 Notes and $641.2 million of indebtedness under the Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, pay dividends, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to the 2024 Notes;
•	expose us to the risk of increased interest rates, as approximately 68% of our borrowings are at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions or pursuing business opportunities; and
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

Our Credit Agreement requires us, under certain limited circumstances, to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the 2024 Notes, and the Credit Agreement.

The indenture governing the 2024 Notes contains various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is a default, and we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock. The 2024 Notes do not contain financial maintenance covenants and the financial maintenance covenant under the Credit Agreement is not applicable unless we fall below specific borrowing availability levels.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the Credit Agreement or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, including the 2024 Notes.

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

We derived approximately 16% of our total revenues in 2016 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiaries are translated at the period-end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

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

RISKS RELATED TO GOVERNMENT REGULATIONS

As Department of Transportation regulations change, our operations could be negatively impacted and competition for qualified drivers could increase.

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

Approximately 10% of our specialty containment rental revenue for the year ended December 31, 2016 is related to customers involved in the upstream exploration and production of oil and natural gas.  A portion of this revenue involves rentals to customers that use the fracing method to extract natural gas.  The Environmental Protection Agency is studying the potential adverse effects that fracing may have on the environment and public health, and has issued regulations or guidance regarding certain aspects of the process.  Other federal, state and local governments and governmental agencies have also begun to investigate and/or regulate fracing.  Additional governmental regulation could result in increased costs of compliance or the curtailment of fracing in the future, which would adversely affect our revenue and results of operations.

Some zoning laws and building codes in the U.S. and Canada and temporary planning permission regulations in the U.K. restrict the use of our portable storage and office units and therefore limit our ability to offer our products in all markets.

Most of our customers use our storage units to store their goods on their own properties for various lengths of time. Local zoning laws and temporary planning permission regulations in some of our markets do not allow some of our customers to keep portable storage and office units on their properties or do not permit portable storage units unless located out of sight from the street or may limit the type of product they may use or how long it can be at their locations. Local building codes may place restrictions on our office units. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers’ sites, our business in that market will suffer.

We face unique regulatory and political challenges presented by international markets.

In connection with our business outside the U.S., we face exposure to additional regulatory requirements, including certain trade barriers, unforeseen risks related to foreign trade, tariffs and embargos, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in the U.K. depends, in part, on our ability to anticipate and effectively manage these and other risks.  Our failure to manage these risks may adversely affect our growth, in the U.K. and elsewhere, and lead to increased administrative costs.

In June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), which is commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

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

Volatility may cause wide fluctuations in the price of our common stock on the NASDAQ Global Select Market. The market price of our common stock is likely to be affected by:

•	changes in general conditions in the economy, geopolitical events or the financial markets;
•	variations in our quarterly operating results;
•	changes in financial estimates by securities analysts;
•	our ability to maintain our dividend;
•	other developments affecting us, our industry, customers or competitors;
•	changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors;
•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ businesses, particularly those operating in the construction sectors;
•	the market perception that we are exposed to oil and gas production more than we currently are, and the related stock market volatility around oil and gas production companies;
•	rental rate changes in response to competitive factors;
•	bankruptcy or insolvency of our customers, thereby reducing demand for our used units;
•	seasonal rental patterns;
•	acquisitions or divestitures and related costs;
•	labor shortages, work stoppages or other labor difficulties;
•	possible unrecorded liabilities of acquired companies;
•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, or divestiture or impairment of assets;
•	the operating and stock price performance of companies that investors deem comparable to us; and
•	the number of shares available for resale in the public markets under applicable securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

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

	2016		2015
	High	Low	High	Low
Quarter ended March 31,	$33.20	$24.13	$44.47	$35.60
Quarter ended June 30,	36.75	29.86	44.45	36.38
Quarter ended September 30,	38.13	28.20	42.79	29.07
Quarter ended December 31,	32.60	23.40	37.16	29.52

We had 62 holders of record of our common stock on January 27, 2017.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

In November 2013, our Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend paid in the first quarter of 2014. Each dividend payment is subject to review and approval by the Board.  We paid cash dividends of approximately $0.82 per share for a total of $36.4 million during fiscal 2016 and approximately $0.75 per share for a total of $33.7 million during fiscal 2015.  Our Credit Agreement contains certain restrictions on the declaration and payment of dividends.

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

During fiscal 2016, we purchased approximately 0.4 million shares of our common stock at a cost of $10.8 million under the authorized share repurchase program.  During fiscal 2016, we also withheld approximately 16,000 shares of vested stock awards from employees, for an approximate value of $0.5 million, to satisfy minimum tax withholding obligations.  These shares were not acquired pursuant to the share repurchase program.

The table below summarizes the information about purchases of our common stock during the quarterly period ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 2016	57,241	$24.53	56,985	$80,832
November 2016	106,740	24.89	106,740	78,175
December 2016	2,971	30.62	—	78,175
Total	166,952		163,725

(1)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index if $100 were invested in our common stock and each index on December 31, 2011.

Comparison of Five Year Cumulative Total Return*

Among Mobile Mini, Inc., the Standard & Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index

	2011	2012	2013	2014	2015	2016
Mobile Mini, Inc.	$100.00	$119.48	$235.99	$181.31	$179.75	$184.54
Standard & Poor's SmallCap 600	100.00	116.32	164.38	173.84	170.41	215.67
NASDAQ US Benchmark TR Index	100.00	116.43	155.41	174.78	175.62	198.47

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data reflect the results of operations, cash flow and balance sheet data as of and for the years ended December 31, 2012 through 2016.  You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Rental	$480,083	$494,715	$410,362	$366,286	$339,975
Sales	26,499	29,953	31,585	38,051	37,759
Other	2,040	6,109	3,527	2,149	2,162
Total revenues	508,622	530,777	445,474	406,486	379,896
Costs and expenses:
Rental, selling and general expenses	309,294	326,252	280,948	237,567	218,709
Cost of sales	16,471	19,671	21,944	25,413	23,178
Restructuring expenses	6,020	20,798	3,542	2,402	7,123
Asset impairment charge and loss on divestiture, net	—	66,128	557	38,705	—
Depreciation and amortization	63,734	60,344	39,334	35,432	35,982
Total costs and expenses	395,519	493,193	346,325	339,519	284,992
Income from operations	113,103	37,584	99,149	66,967	94,904
Other income (expense):
Interest income	2	1	—	1	1
Interest expense	(32,726)	(35,900)	(28,729)	(29,467)	(37,268)
Debt restructuring/extinguishment expense	(9,192)	—	—	—	(2,812)
Deferred financing costs write-off	(2,271)	(931)	—	—	(1,889)
Foreign currency exchange	(18)	(2)	(1)	(2)	(4)
Income from continuing operations before income tax provision (benefit)	68,898	752	70,419	37,499	52,932
Income tax provision (benefit)	21,650	(4,822)	26,033	12,275	18,509
Income from continuing operations	47,248	5,574	44,386	25,224	34,423
Loss from discontinued operation, net of tax	—	—	—	(1,302)	(245)
Net income	$47,248	$5,574	$44,386	$23,922	$34,178

Earnings per Share:
Basic
Income from continuing operations	$1.07	$0.12	$0.96	$0.55	$0.77
Loss from discontinued operation	—	—	—	(0.02)	—
Net income	$1.07	$0.12	$0.96	$0.53	$0.77

Diluted
Income from continuing operations	$1.06	$0.12	$0.95	$0.55	$0.76
Loss from discontinued operation	—	—	—	(0.03)	—
Net income	$1.06	$0.12	$0.95	$0.52	$0.76

Weighted average number of common and common share equivalents outstanding
Basic	44,145	44,953	46,026	45,481	44,657
Diluted	44,390	45,460	46,725	46,096	45,102

Other Data:
Net cash from operating activities	$136,244	$152,814	$120,625	$116,111	$90,949
Net cash from investing activities	(88,153)	(14,415)	(446,752)	(6,020)	(29,383)
Net cash from financing activities	(44,853)	(140,576)	329,780	(110,345)	(60,719)

	December 31,
	2016	2015	2014	2013	2012

Operating Data (unaudited):
Number of portable storage stand-alone locations (at year end)	125	133	136	136	135
Number of specialty containment stand-alone locations (at year end)	19	19	24	—	—
Combined portable storage and specialty containment locations (at year end)	14	7	—	—	—
Portable storage rental fleet units (at year end)	211,332	205,238	213,546	212,898	233,728
Specialty containment rental fleet units (at year end)	12,051	11,744	10,265	—	—
Portable Storage rental fleet utilization (annual average) (1)	70.6%	69.4%	68.6%	65.8%	60.0%
Specialty Containment rental fleet utilization (annual average) (1)(2)	61.8%	68.0%	—	—	—

(1)	Average utilization defined as average units on rent divided by average rental fleet size in units.
(2)	Specialty containment business acquired in December 2014. The twelve months ended December 31, 2015 is the first meaningful period for this statistic.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Rental fleet, net	$950,065	$951,323	$1,087,056	$979,276	$1,028,773
Total assets	2,004,894	1,976,775	2,100,229	1,673,931	1,723,619
Total debt, net	937,076	903,535	927,491	524,652	639,402
Stockholders' equity	735,614	765,529	854,531	855,544	809,519

Non-GAAP Data and Reconciliations

We are a capital-intensive business.  Therefore, in addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on EBITDA, adjusted EBITDA and free cash flow to measure our operating results.  EBITDA, adjusted EBITDA and the resultant margins, and free cash flow are non-GAAP financial measures.  As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. We also evaluate our operations on a constant currency basis. The non-GAAP data, reconciliations and a description of the limitations of these measures are included below.

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income	$47,248	$5,574	$44,386	$23,922	$34,178
Loss from discontinued operation, net of tax	—	—	—	1,302	245
Interest expense	32,726	35,900	28,729	29,467	37,268
Income tax provision (benefit)	21,650	(4,822)	26,033	12,275	18,509
Depreciation and amortization	63,734	60,344	39,334	35,432	35,982
Debt restructuring/extinguishment expense	9,192	—	—	—	2,812
Deferred financing costs write-off	2,271	931	—	—	1,889
EBITDA	176,821	97,927	138,482	102,398	130,883
Share-based compensation expense (1)	6,947	12,277	14,490	13,956	7,151
Restructuring expenses (2)	6,020	20,798	3,542	2,402	7,123
Acquisition-related expenses (3)	100	2,650	5,070	4	139
Asset impairment charge and loss on divestiture, net (4)	—	66,128	557	38,705	—
Sales tax refunds and remittance, net (5)	(219)	(1,176)	—	—	—
Transition services revenue (6)	—	(2,997)	—	—	—
Transition services expense (6)	—	4,357	—	—	—
Other (7)	707	872	—	—	151
Adjusted EBITDA	$190,376	$200,836	$162,141	$157,465	$145,447
EBITDA margin	34.8%	18.4%	31.1%	25.2%	34.5%
Adjusted EBITDA, margin (8)	37.4	38.1	36.4	38.7	38.3

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$136,244	$152,814	$120,625	$116,111	$90,949
Discontinued operation	—	—	—	732	11
Interest paid	21,546	32,372	24,559	25,947	35,145
Income and franchise taxes paid	1,772	4,935	1,103	1,114	831
Share-based compensation expense, including share-based restructuring expense (1)(2)	(7,399)	(13,827)	(15,071)	(14,714)	(9,575)
Asset impairment charge and loss on divestiture, net (4)	—	(66,128)	(557)	(38,217)	—
Non-cash restructuring expense, excluding share-based compensation (2)	—	(12,411)	—	—	—
Loss on disposal of discontinued operation	—	—	—	(1,948)	—
Gain on sale of rental fleet	5,472	6,402	5,732	9,682	11,781
(Loss) gain on disposal of property, plant and equipment	(1,285)	(2,188)	(348)	(247)	130
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	21,159	479	4,419	1,480	2,899
Inventories	(598)	(945)	(2,680)	393	(1,352)
Other assets	(60)	855	1,399	(663)	(376)
Accounts payable and accrued liabilities	(30)	(4,431)	(699)	2,728	440
EBITDA	$176,821	$97,927	$138,482	$102,398	$130,883

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense and share-based compensation that is included in the “other” line item. See footnote (7) below.

(2)

The Company has undergone restructuring actions to align its business operations.  For more information related to the 2016, 2015 and 2014 restructuring costs, see Note 13 to the accompanying consolidated financial statements.  In 2013 and 2012, restructuring charges primarily relate to the transition of key leadership positions, including our previous President and CEO.

(3)	Incremental costs associated with acquisitions.
(4)

In 2015, these costs represent asset impairment charge and loss on divestiture of the wood mobile offices, net.  In 2014 and 2013, these costs  primarily represent the non-cash impairment charge for the write-down on certain assets classified as held for sale in the second quarter of 2013 and the loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in 2013.

(5)	Revenue associated with sales tax refunds of $1.4 million in 2016 and $1.2 million in 2015, offset by a sales tax remittance of $1.1 million in 2016.
(6)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile divestiture, including expenses related to wood mobile offices on our leased properties.

(7)

Other expenses in 2016 related to severance for a senior executive, including the acceleration of stock-based compensation, as well as fees and penalties associated with the sales tax remittance discussed previously. Other expenses in 2015 are related to the settlement of an outstanding unclaimed property liability with the state of Delaware.

(8)	Revenue discussed above associated with the sales tax refunds and remittance as well as the transition services were excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$136,244	$152,814	$120,625	$116,111	$90,949

Additions to rental fleet, excluding acquisitions	(57,372)	(74,732)	(27,279)	(28,826)	(43,934)
Proceeds from sale of rental fleet	13,679	16,865	23,053	35,951	29,358
Additions to property, plant and equipment, excluding acquisitions	(30,659)	(31,163)	(15,779)	(15,792)	(12,741)
Proceeds from sale of property, plant and equipment	2,764	9,860	4,199	1,970	1,497
Net capital expenditures, excluding acquisitions	(71,588)	(79,170)	(15,806)	(6,697)	(25,820)

Free cash flow	$64,656	$73,644	$104,819	$109,414	$65,129

Constant Currency. We calculate the effect of currency fluctuations on current periods by translating the results for our business in the U.K. during the applicable period using the average exchange rates from the comparative prior-year period. We present constant currency information to provide useful information to assess our underlying business excluding the effect of material foreign currency rate fluctuations.

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2016 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2015:

	Twelve Months Ended December 31, 2016
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$490,152	$480,083	$10,069
Rental, selling and general expenses	315,467	309,294	6,173
Adjusted EBITDA	194,464	190,376	4,088

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2015 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2014:

	Twelve Months Ended December 31, 2015
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$501,201	$494,715	$6,486
Rental, selling and general expenses	330,375	326,252	4,123
Adjusted EBITDA	203,323	200,836	2,487

The table below reflects a summary of certain of the non-GAAP financial data set forth above:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except percentages)
Non-GAAP Data:
EBITDA	$176,821	$97,927	$138,482	$102,398	$130,883
EBITDA margin	34.8%	18.4%	31.1%	25.2%	34.5%
Adjusted EBITDA	$190,376	$200,836	$162,141	$157,465	$145,447
Adjusted EBITDA margin	37.4%	38.1%	36.4%	38.7%	38.3%
Free cash flow	$64,656	$73,644	$104,819	$109,414	$65,129

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors.” The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and specialty containment solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94.4% of our total revenues for the year ended December 31, 2016.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance costs and generally maintain their value throughout their useful lives. We also sell new and used units, and provide delivery, installation and other ancillary products and value-added services.

On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes. The net proceeds from the sale of the 2024 Notes were used to redeem all $200.0 million aggregate principal amount of the 2020 Notes, including related fees, interest and costs for both the redemption of the 2020 Notes and issuance of the 2024 Notes, as well as to repay a portion of the indebtedness outstanding under the Credit Agreement. The refinancing of the Senior Notes enabled us to reduce our overall cost of capital and extended the maturity of a sizeable portion of our outstanding debt.

Throughout 2016, our continuing operational strategic goals included growing revenue and expanding our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve these goals, we concentrated on generating growth in our core rental business through strong organic growth and opportunistic geographic expansions.  We also actively manage fleet utilization and seek to control costs.

Our initiatives in 2016 also included focusing on cross-selling opportunities and leveraging Mobile Mini’s and ETS’ respective geographic coverage and customer bases for growth and expansion as well as implementing the new ERP system to further increase efficiency and data management and provide a scalable platform for growth.

As of December 31, 2016, our network includes 125 portable storage locations, 19 specialty containment locations and 14 combined locations.  Our portable storage fleet consists of approximately 211,300 units and our specialty containment business has a fleet of approximately 12,100 units.

For the year ended December 31, 2016, our achievements include:

•	Within the portable storage business, which represented approximately 81% of rental revenue in 2016, and excluding the wood mobile office business divested in 2015:
-	Increased year-over-year portable storage solutions rental rates by 2.3%, and yield by 2.7%, when adjusting for unfavorable currency rate fluctuations,
-	Grew total rental revenues 4.7% when adjusting for unfavorable currency fluctuations, and
-	Increased year-end units on rent by 2.7%,
•	Grew total rental revenues 2.3% year-over-year, when adjusting for the unfavorable effect of currency fluctuations,
•	Generated adjusted EBITDA of $190.4 million, with a 37.4% margin,
•	Implemented a new ERP system to provide a scalable platform to support future growth,

•

Extended our debt maturity profile and reduced interest rates through the issuance of $250.0 million aggregate principal amount of the 2024 Notes and the redemption of all $200.0 million aggregate principal amount of the 2020 Notes, and

•	Generated $64.7 in free cash flow and returned $47.7 million to shareholders through dividends and treasury share repurchases.

Business Environment and Outlook.  Approximately 65% of our rental revenue during the twelve-month period ended December 31, 2016 was derived from our North American portable storage business, 19% was derived from our specialty containment business in North America and 16% was derived from our U.K. portable storage business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products in 2017.  In particular, construction, which represents approximately 44% of our consolidated rental revenue is forecasted for continued growth for the next several years.  While only 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to stabilize in the near term, with potential for future growth.

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

Results of Operations

Twelve Months Ended December 31, 2016, Compared to Twelve Months Ended December 31, 2015

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$480,083	$494,715	94.4%	93.2%	$(14,632)	(3.0)%
Sales	26,499	29,953	5.2	5.6	(3,454)	(11.5)
Other	2,040	6,109	0.4	1.2	(4,069)	(66.6)
Total revenues	508,622	530,777	100.0	100.0	(22,155)	(4.2)
Costs and expenses:
Rental, selling and general expenses	309,294	326,252	60.8	61.5	(16,958)	(5.2)
Cost of sales	16,471	19,671	3.2	3.7	(3,200)	(16.3)
Restructuring expenses	6,020	20,798	1.2	3.9	(14,778)	n/a
Asset impairment charge and loss on divestiture, net	—	66,128	—	12.5	(66,128)	n/a
Depreciation and amortization	63,734	60,344	12.5	11.4	3,390	5.6
Total costs and expenses	395,519	493,193	77.8	92.9	(97,674)	(19.8)
Income from operations	113,103	37,584	22.2	7.1	75,519	200.9
Other income (expense):
Interest income	2	1	—	—	1	n/a
Interest expense	(32,726)	(35,900)	(6.4)	(6.8)	3,174	(8.8)
Debt extinguishment expense	(9,192)	—	(1.8)	—	(9,192)	n/a
Deferred financing costs write-off	(2,271)	(931)	(0.4)	—	(1,340)	n/a
Foreign currency exchange	(18)	(2)	—	—	(16)	n/a
Income before income tax provision (benefit)	68,898	752	13.5	0.1	68,146
Income tax provision (benefit)	21,650	(4,822)	4.3	(0.9)	26,472
Net income	$47,248	$5,574	9.3%	1.1%	$41,674

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA (1)	$176,821	$97,927	34.8%	18.4%	$78,894	80.6%
Adjusted EBITDA (2)	190,376	200,836	37.4	38.1	(10,460)	(5.2)
Free Cash Flow (1)	64,656	73,644	12.7	13.9	(8,988)	(12.2)

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.
(2)

The calculation of adjusted EBITDA as a percentage of revenue includes a net reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.

The following table sets forth certain financial information as calculated on a constant currency basis:

	Twelve Months Ended December 31, 2016
	Calculated in Constant Currency (1)	As Reported	Difference
	(In thousands)
Rental revenues	$490,152	$480,083	$10,069
Rental, selling and general expenses	315,467	309,294	6,173
Adjusted EBITDA	194,464	190,376	4,088

(1)See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

Total Revenues. The following tables depict revenue by type of business for the twelve-month periods ended December 31:

	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$387,145	$395,091	$(7,946)	(2.0)%
Sales	21,576	22,387	(811)	(3.6)
Other	1,840	6,037	(4,197)	(69.5)
Total revenues	$410,561	$423,515	$(12,954)	(3.1)

	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$92,938	$99,624	$(6,686)	(6.7)%
Sales	4,923	7,566	(2,643)	(34.9)
Other	200	72	128	177.8
Total revenues	$98,061	$107,262	$(9,201)	(8.6)

Of the $508.6 million of total revenues in 2016, $410.6 million, or 80.7%, related to the portable storage business and $98.1 million, or 19.3%, related to the specialty containment business. In the prior-year, $423.5 million, or 79.8%, related to the portable storage business and $107.3 million, or 20.2%, related to the specialty containment business.  The wood mobile office business divested in May 2015 contributed approximately $16.9 million of total revenue and $15.8 million of rental revenue during the year ended December 31, 2015.

Rental Revenues.  Portable storage rental revenue for the twelve months ended December 31, 2016 increased $7.8 million, or 2.1%, as compared to the prior-year period, excluding the effect of the wood mobile office fleet divestiture discussed above. Adjusting for an unfavorable change in currency translation rates and excluding the divested wood mobile office assets, rental revenue increased approximately 4.7%, as compared to the prior-year period.  The increase was driven by a 2.3% increase in year-over-year rental rates and a 1.9% increase in units on rent. Excluding the divested wood mobile office fleet and adjusting for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 2.7% as compared to the prior-year period, largely driven by the rate increase in the current-year period. The 4.7% rental revenue growth was achieved despite challenges related to turnover in our North American sales force, which we are actively addressing through revised hiring processes, incremental sales management and focused training.

Rental revenues within the specialty containment business decreased $6.7 million, or 6.7%, for the twelve-month period ended December 31, 2016, as compared to the prior-year period.  This decline was primarily driven by decreases in upstream revenues due to challenges in the oil and gas sector, as well as a decrease in our diversified business caused by weakness in the mining sector and fewer infrastructure projects.  Revenues in the downstream market increased slightly in 2016, as compared to 2015. Demand in the underlying downstream business remains strong; however, high-capacity production resulting from lower oil prices has caused the postponement of maintenance projects in that sector.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Portable storage sales revenue for the twelve months ended December 31, 2016 decreased $0.8 million, or 3.6%, to $21.6 million, compared to $22.4 million in the prior-year period. Specialty containment sales revenue for the twelve months ended December 31, 2016 decreased $2.6 million to $4.9 million, compared to $7.6 million in the prior-year period.

Costs and Expenses. The following tables depict costs and expenses by type of business for the twelve-month periods ended December 31:

	Portable Storage
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$245,536	$263,746	$(18,210)	(6.9)%
Cost of sales	13,319	14,580	(1,261)	(8.6)
Restructuring expenses	5,419	17,790	(12,371)	n/a
Asset impairment charge and loss on divestiture, net	—	66,128	(66,128)	n/a
Depreciation and amortization	35,509	34,828	681	2.0
Total costs and expenses	$299,783	$397,072	$(97,289)	(24.5)

	Specialty Containment
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$63,758	$62,506	$1,252	2.0%
Cost of sales	3,152	5,091	(1,939)	(38.1)
Restructuring expenses	601	3,008	(2,407)	n/a
Depreciation and amortization	28,225	25,516	2,709	10.6
Total costs and expenses	$95,736	$96,121	$(385)	(0.4)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the twelve months ended December 31, 2016 of $309.3 million decreased $17.0 million, or 5.2%, as compared to the prior-year period.  This net decrease resulted from an $18.2 million reduction related to the portable storage business, offset by a $1.3 million increase related to the specialty containment business. As a percentage of total revenues, rental, selling and general expenses were 60.8% for the twelve months ended December 31, 2016, which was down from 61.5% in 2015.

Within the portable storage business, rental, selling and general expenses for the twelve months ended December 31, 2016 decreased $18.2 million, or 6.9%, from 2015.  Included in the current-year and prior-year periods was $0.8 million and $7.9 million, respectively, of expenses that were not indicative of our operations.  In 2016, the expenses were associated with the departure of an executive officer, a sales tax remittance and acquisition-related expenses.  The rental, selling and general expenses for the twelve months ended December 31, 2015 included $2.6 million in acquisition-related expenses, $4.4 million of transition service expenses and $0.9 million of expenses related to an unclaimed property settlement.

Excluding the expenses discussed above, rental, selling and general expenses within the portable storage business decreased $11.2 million during the twelve months ended December 31, 2016, as compared to the prior-year period. This decrease in portable storage business rental, selling and general expenses was driven largely by fluctuations in currency translation rates, decreased variable compensation, including stock-based compensation, as well as lower fleet freight and fuel costs resulting from decreased activity due to the divestiture of our wood mobile office fleet, as well as lower fuel prices generally. Salaries and wages and other operating costs within the portable storage business increased due to the expansion of shared services, as well as the implementation and operation of our new ERP system; however, these increases were largely offset by increased allocations of overhead expenses to the specialty containment business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the specialty containment business increased $1.3 million in the current-year period, as compared to the prior-year period.  The increase was primarily due to increased allocations of overhead expenses to the specialty containment business, partially offset by decreases in salaries and wages and other operating costs. In the current-year period, the consolidation of our infrastructure and shared services resulted in the elimination of redundant employee positions. In addition, lower fleet freight and fuel costs resulted from decreased rental activity.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the portable storage business, cost of sales was $13.3 million and $14.6 million in the twelve-month periods ended December 31, 2016 and 2015, respectively.  Portable storage sales profit was $8.3 million and $7.8 million for the twelve-month periods ended December 31, 2016 and 2015, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 38.3% in the twelve months ended December 31, 2016 and 34.9% in the prior-year period.

Within the specialty containment business, cost of sales was $3.2 million and $5.1 million in the twelve months ended December 31, 2016 and 2015, respectively.  Specialty containment sales profit was $1.8 million and $2.5 million for the twelve-month periods ended December 31, 2016 and 2015, respectively.

Restructuring expenses.  The restructuring expenses in 2016 resulted primarily to the continuation of projects initiated in prior years.

For the twelve months ended December 31, 2016 and 2015, $2.0 million and $19.7 million, respectively, related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.

Integration includes such activities as:

•	Combining portable storage and specialty containment locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•	Determining the appropriate processes, including the alignment of sales leadership with operational leadership, and eliminating infrastructure that does not function optimally in the new environment.

Also included in restructuring expense were costs to shift our business away from the wood mobile office business, including abandonment of yards, totaling approximately $3.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

Of the total $6.0 million of restructuring expense recognized in the twelve months ended December 31, 2016, approximately $0.4 million was non-cash.  Of the total $20.8 million of restructuring expense recognized in the twelve months ended December 31, 2015, approximately $17.0 million was non-cash.  We expect to recognize approximately $3.0 million in restructuring expenses related to these restructurings in 2017.

Asset Impairment Charge and Loss on Divestiture, Net.  The $66.1 million net asset impairment charge and loss on divestiture for the twelve months ended December 31, 2015 was due to the impairment and sale of our wood mobile office fleet in our North American portable storage segment.  See additional discussion regarding the impairment of the wood mobile office assets in Note 4 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying condensed consolidated financial statements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.4 million in the twelve-month period ended December 31, 2016, as compared to the prior-year period.  This increase was due primarily to increased depreciation expense related to property, plant and equipment, including the implementation of our new ERP system.  Partially offsetting this increase was a decrease in depreciation expense related to the wood mobile office units divested in May 2015. In the twelve months ended December 31, 2015, we recognized $1.3 million of depreciation expense related to these units.

Interest Expense. Interest expense decreased $3.2 million, or 8.8%, to $32.7 million in the twelve months ended December 31, 2016, compared to $35.9 million in the prior-year period. Our average debt outstanding in the twelve months ended December 31, 2016 was $929.1 million, as compared to $902.9 million in the prior-year period. The weighted average interest rate on our debt was 3.3% and 3.6% for the twelve-month periods ended December 31, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.5% and 4.0% for the twelve-month periods ended December 31, 2016 and 2015, respectively.

The decrease in the effective interest rate was due to the issuance of the 2024 Notes and extinguishment of the 2020 Notes in the second quarter of 2016, along with the refinancing of our line of credit in the fourth quarter of 2015.  Each of these activities resulted in lowered interest rates. See additional discussion in Note 6 “Debt” to the accompanying condensed consolidated financial statements.

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

Provision (Benefit) for Income Taxes. For the twelve months ended December 31, 2016, we had a $21.7 million provision for income taxes, compared to a net benefit of $4.8 million in the prior-year period. Our effective income tax rate was 31.4% for the twelve months ended December 31, 2016. Our current year income tax was affected by an enacted tax rate change in the U.K. reducing the tax rate from 18% to 17% and current year deductions for stock compensation. Our prior-year income tax was affected similarly by an enacted rate change in the U.K. income tax rate reducing the tax rate from 20% to 18%, as well as losses in North America driven by the asset impairment and restructuring expenses as discussed previously in this Annual Report on Form 10-K. The change in the U.K. income tax rate resulted in a $0.9 million benefit and $1.4 million benefit for the years ended December 31, 2016 and December 31, 2015, respectively.

Excluding the North America asset impairment and the $1.4 million cumulative effect on prior-year deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 was 33.4%.  The decrease from 33.4% to 31.4% resulted primarily from the enacted tax rate change in the U.K. as discussed above and certain stock compensation deductions.

At December 31, 2016, we had a federal net operating loss carryforward of approximately $236.6 million, which expires, if unused, from 2028 to 2034. In addition, we had net operating loss carryforwards in the various states in which we operate. Over the past three years, we have generated $149.2 million of federal taxable income.  At December 31, 2016, we had $117.1 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet, and a $1.1 million valuation allowance. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding unreserved federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.  However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over seven years beginning in 2028, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. See Note 7 “Income Taxes” to the accompanying consolidated financial statements for further discussion on income taxes.

Net Income. As a result of the income statement activity discussed above, we had net income of $47.2 million for the twelve months ended December 31, 2016, as compared to $5.6 million for the twelve months ended December 31, 2015.

Adjusted EBITDA. For the twelve-month period ended December 31, 2016, we realized adjusted EBITDA of $190.4 million, a decrease of $10.5 million, or 5.2%, as compared to adjusted EBITDA of $200.8 million in the prior-year period. Growth in our current portable storage business was offset by short-term pressure resulting from the divestiture of our wood mobile office fleet, unfavorable currency fluctuations of $4.0 million, increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system, as well as the year-over-year decline in specialty containment rental revenue. Our adjusted EBITDA margins were 37.4% and 38.1% for the twelve-month periods ended December 31, 2016 and 2015, respectively.

During the twelve months ended December 31, 2016, adjusted EBITDA related to the portable storage business decreased $1.7 million, or 1.1%, to $159.0 million, from $160.7 million in the prior-year period. Adjusted EBITDA related to the specialty containment business decreased $8.8 million, or 21.8%, to $31.4 million during the twelve months ended December 31, 2016, from $40.2 million during the prior-year period. Adjusted EBITDA margins for the twelve months ended December 31, 2016 were 38.7% for the portable storage business and 32.0% for the specialty containment business.

Twelve Months Ended December 31, 2015, Compared to Twelve Months Ended December 31, 2014

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
	(In thousands, except percentages)
Revenues:
Rental	$494,715	$410,362	93.2%	92.1%	$84,353	20.6%
Sales	29,953	31,585	5.6	7.1	(1,632)	(5.2)
Other	6,109	3,527	1.2	0.8	2,582	73.2
Total revenues	530,777	445,474	100.0	100.0	85,303	19.1
Costs and expenses:
Rental, selling and general expenses	326,252	280,948	61.5	63.1	45,304	16.1
Cost of sales	19,671	21,944	3.7	4.9	(2,273)	(10.4)
Restructuring expenses	20,798	3,542	3.9	0.8	17,256	n/a
Asset impairment charge and loss on divestiture, net	66,128	557	12.5	0.1	65,571	n/a
Depreciation and amortization	60,344	39,334	11.4	8.8	21,010	53.4
Total costs and expenses	493,193	346,325	92.9	77.7	146,868	42.4
Income from operations	37,584	99,149	7.1	22.3	(61,565)	(62.1)
Other income (expense):
Interest income	1	—	—	—	1	n/a
Interest expense	(35,900)	(28,729)	(6.8)	(6.4)	(7,171)	25.0
Deferred financing costs write-off	(931)	—	(0.2)	—	(931)	n/a
Foreign currency exchange	(2)	(1)	—	—	(1)	n/a
Income before income tax (benefit) provision	752	70,419	0.1	15.8	(69,667)
Income tax (benefit) provision	(4,822)	26,033	(0.9)	5.8	(30,855)
Net income	$5,574	$44,386	1.1%	10.0%	$(38,812)

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2015	2014	2015	2014	2015 versus 2014
	(In thousands, except percentages)
EBITDA (1)	$97,927	$138,482	18.4%	31.1%	$(40,555)	(29.3)%
Adjusted EBITDA (2)	200,836	162,141	38.1	36.4	38,695	23.9
Free Cash Flow (1)	73,644	104,819	13.9	23.5	(31,175)	(29.7)

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.
(2)

The calculation of adjusted EBITDA as a percentage of revenue includes a reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

The following table sets forth certain financial information as calculated on a constant currency basis:

	Twelve Months Ended December 31, 2015
	Calculated in Constant Currency (1)	As Reported	Difference
	(In thousands)
Rental revenues	$501,201	$494,715	$6,486
Rental, selling and general expenses	330,375	326,252	4,123
Adjusted EBITDA	203,323	200,836	2,487

(1)See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

Total Revenues.  The following tables depicts revenue by type of business for the twelve-month periods ended December 31:

	Portable Storage
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands, except percentages)
Revenues:
Rental	$395,091	$404,939	$(9,848)	(2.4)%
Sales	22,387	31,422	(9,035)	(28.8)
Other	6,037	2,681	3,356	125.2
Total revenues	$423,515	$439,042	$(15,527)	(3.5)

	Specialty Containment
	2015	2014	Increase (Decrease) 2015 versus 2014
	(In thousands)
Revenues:
Rental	$99,624	$5,423	$94,201
Sales	7,566	163	7,403
Other	72	846	(774)
Total revenues	$107,262	$6,432	$100,830

Total revenues in 2015 increased $85.3 million, or 19.1%, to $530.8 million, from $445.5 million in 2014. The increase is due to a $100.8 million increase related to our recently acquired specialty containment business, partially offset by a $15.5 million decrease in the portable storage business related to the divested wood mobile office business, which contributed $46.1 million of total revenue in 2014, compared to $17.0 million in 2015, a decrease of $29.1 million. Rental, our primary revenue focus, accounted for approximately 93.2% of total revenues during 2015, and increased $84.4 million, or 20.6%.  Increased rental revenue in the specialty containment business was partially offset by a decrease in the portable storage business due to the divested wood mobile office business.

Rental Revenues. Within the portable storage business the $9.8 million decrease in rental revenues is a result of the second quarter 2015 divestiture of our wood mobile office business, as discussed previously in this Annual Report on Form 10-K.  The divested business contributed rental revenue of $15.8 million in 2015, compared to $43.4 million in 2014, a decrease of $27.6 million.  Rental revenue related to the remaining portable storage business increased approximately $17.8 million, or 4.9%, driven by a 4.5% increase in rental rates as well as a 2.0% increase in units on rent.  These increases in rental revenue were partially offset by unfavorable currency translation rates in 2015, as compared to 2014.  Adjusting for the change in currency translation rates and the divested wood mobile office business, rental revenue increased approximately 6.7%.  Excluding the divested wood mobile office business and adjusting for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 4.6%, as compared to 2014.

Sales Revenues. Portable storage sales revenue for the year ended December 31, 2015 decreased $9.0 million, or 28.8%, to $22.4 million, compared to $31.4 million in the prior year. Revenue from specialty containment sales was $7.6 million for the year ended December 31, 2015. We focus on rental revenues; as such, in general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.

Costs and Expenses. The following tables depicts costs and expenses by type of business for the twelve-month periods ended December 31:

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

Rental Selling and General Expenses. Rental, selling and general expenses for portable storage decreased $13.8 million, or 5.0%, and as a percentage of total portable storage revenues decreased to 62.3% from 63.2% for the years ended December 31, 2015 and 2014, respectively.  Included in rental, selling and general expenses for 2015 are certain expenses totaling $7.9 million that management does not consider indicative of our business.  These expenses include $2.6 million in acquisition-related expenses, including consulting costs to integrate business functions in conjunction with the ETS Acquisition, $4.4 million incurred to provide transition services in conjunction with the divestiture of our wood mobile office business and $0.9 million related to an unclaimed property settlement.  In 2014 we incurred $5.1 million of expenses related to acquisitions, primarily the ETS Acquisition.

The increase in expenses due to the above items was more than offset by approximately $16.6 million of other net decreases in the portable storage business rental, selling and general expenses.  The $16.6 million decrease was driven by lower fleet freight and fuel costs, and repairs and maintenance due largely to the decreased activity related to our wood mobile office divestiture, decreasing fuel prices and lower fleet positioning activity.  Excluding expenses associated with providing transition services, repairs and maintenance on our portable storage rental fleet as a percentage of rental revenue was 5.0%, compared to 6.7% in 2014.  These decreases in costs were partially offset by smaller increases related to salaries and professional fees and service contracts, including technology-related upgrades and non-capitalizable expenses associated with our ERP system implementation. Specialty containment rental, selling and general expenses was $62.5 million for the year ended December 31, 2015, or 58.3% of total specialty containment revenues.

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

Restructuring Expenses.  Of the $20.8 million in restructuring expenses recognized in 2015, $19.7 million related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.

Integration includes such activities as:

•	Combining portable storage and specialty containment locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•	Determining the appropriate processes, including the alignment of sales leadership with operational leadership, and eliminating infrastructure that does not function optimally in the new environment.

During the fourth quarter of 2015, as the Company was finalizing locations in Southern California for combined portable storage and specialty containment equipment operations, we determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base. To accommodate the needs of the planned combined operations, the Company leased new property, exited certain properties and abandoned approximately 5,000 units of the portable storage fleet in Southern California at the legacy yards. This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter, representing the write-down of this fleet to zero value.

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

Depreciation and Amortization. Depreciation and amortization expense increased $21.0 million for the twelve months ended December 31, 2015, as compared to the prior-year period.  Increased depreciation of $23.6 million related to the specialty containment business was partially offset by a decrease of $2.6 million related to the portable storage business.  Subsequent to the impairment of the wood mobile office units, no additional depreciation was recognized on these assets.

Interest Expense. Interest expense increased $7.2 million, or 25.0%, to $35.9 million in 2015. In December 2014, we borrowed funds under our prior credit agreement to facilitate the ETS Acquisition. Our average debt outstanding in the twelve-month period ended December 31, 2015 was $902.9 million, as compared to $539.0 million in the prior-year period. The weighted average interest rate on our debt was 3.6% and 4.8% for the twelve months ended December 31, 2015 and 2014, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 4.0% and 5.3% for the twelve-month periods ended December 31, 2015 and 2014, respectively.  The decrease in the average interest rate is primarily due to the increase of our lower rate line of credit, as a percentage of our overall debt.

Deferred Financing Costs Write-off.  As discussed in Note 6 to the accompanying consolidated financial statements, we entered into the Credit Agreement in December 2015, resulting in the write-off of $0.9 million of deferred financing costs related to the prior credit agreement.

(Benefit) Provision for Income Taxes. During the twelve-month period ended December 31, 2015, we had a $4.8 million benefit for income taxes on pre-tax income of $0.8 million.  In the prior-year we had a $26.0 million provision for tax on pre-tax income of $70.4 million.  Our effective income tax rate in the current year was affected by an enacted change in the U.K. income tax rate, as well as losses in North America driven by the asset impairment and restructuring expenses as discussed previously in this Annual Report on Form 10-K. The change in the U.K. income tax rate resulted in a $1.4 million benefit when applied to our December 31, 2014 deferred tax liability, and a $0.5 million benefit to current year taxes.

Excluding the $1.9 million total tax benefit related to the rate change, our tax benefit would have been approximately $2.9 million, which is in excess of our pre-tax income, due primarily to the magnitude of the loss in North America, which has a higher income tax rate.  Excluding the North America asset impairment and the $1.4 million cumulative effect on prior-year deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 was 33.4%.  See Note 7 to the accompanying consolidated financial statements for further discussion on income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash from operating activities for the years ended December 31, 2016, 2015 and 2014 of $136.2 million, $152.8 million and $120.6 million, respectively, resulted in free cash flow of $64.7 million, $73.6 million and $104.8 million, respectively.  In addition to free cash flow, our principal current source of liquidity is the Credit Agreement described below.

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

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2016, we had $641.2 million of borrowings outstanding and $354.3 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of December 31, 2016 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for

LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date The margins in effect as of December 31, 2016 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

Senior Notes.  On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under the Credit Agreement, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

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

Operating Activities.  Net cash provided by operating activities was $136.2 million for the twelve months ended December 31, 2016, compared to $152.8 million in the prior year, a decrease of $16.6 million. The twelve months ended December 31, 2016 reflects an increase in net income to $47.2 million, from net income of $5.6 million in the prior-year period. This $41.7 million increase in net income is due primarily to non-cash items.  Non-cash expenses in the current-year period include $21.6 million in deferred tax expense, $63.7 million of depreciation and amortization and $7.4 million of share-based compensation expense. Non-cash expenses in the prior-year period include a $66.1 million asset impairment charge and loss on divestiture, $12.4 million of non-cash restructuring charges, $60.3 million in depreciation and amortization and $13.8 million of share-based compensation expense, offset by a $5.6 million decrease in deferred taxes.  In addition, in 2016 we recognized $9.2 million of debt extinguishment costs that reduced net income, but are a financing activity in the consolidated statement of cash flows.

Excluding the net total non-cash income statement items and debt extinguishment expense of $108.1 million in the current-year period and $150.6 million in the prior-year period, cash generated by net income decreased slightly to $155.3 million, from $156.1 million in the prior-year period.  The change in working capital accounts resulted in cash outflows of $19.1 million in the 2016 period and $3.3 million in the 2015 period.  An increase in receivables in the twelve months ended December 31, 2016 due to the implementation of our new ERP system, as well as changes in the invoicing process instituted by our largest portable storage customer, resulted in a cash outflow. This outflow was partially offset by an increase in accrued liabilities primarily due to the timing of interest payments related to the 2024 Notes. Interest payments on the 2024 Notes are payable in January and June, as compared to the 2020 Notes for which interest payments which were payable in June and December.

Net cash provided by operating activities was $152.8 million for the twelve months ended December 31, 2015, compared to $120.6 million in the prior-year period, an increase of $32.2 million. Although the twelve months ended December 31, 2015 reflects a decrease in net income of $38.8 million to $5.6 million, compared to net income of $44.4 million in the prior-year period, the difference is due primarily to non-cash items.  Non-cash items in 2015 include a $66.1 million asset impairment charge and loss on divestiture, $12.4 million of non-cash restructuring charges, $60.3 million in depreciation and amortization and $13.8 million of share-based compensation expense, offset by a $5.6 million decrease in deferred taxes.  Non-cash items in 2014 include $25.4 million in deferred tax expense, $39.3 million of depreciation and amortization and $15.1 million of share-based compensation expense.

Excluding the net non-cash income statement items of $150.6 million in 2015 and $80.7 million in 2014, cash generated by net income increased $31.0 million to $156.1 million in 2015, from $125.1 million in 2014.  The increase is due primarily to the acquired specialty containment business, as well as increased margins in the portable storage business, offset by the decreased portable storage revenue related to the divested wood mobile offices.  The change in working capital accounts resulted in cash outflow of $3.3 million in the 2015 period and $4.4 million in the 2014 period, due to normal operating fluctuations.

Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2016, we had a federal net operating loss carryforward of approximately $236.6 million and a net deferred tax liability of $356.7 million.

Investing Activities. Net cash used in investing activities was $88.1 million in 2016, compared to $14.4 million in 2015 and $446.8 million in 2014. In 2016, 2015 and 2014, we paid $16.6 million, $18.5 million and $430.9, respectively, for acquisitions.  Of the $430.9 million cash paid for acquisitions in 2014, $407.6 related to the ETS Acquisition.  Included in investing activities for 2015 is $83.3 million of proceeds related to the divestiture of our wood mobile office business.

Rental fleet net capital expenditures were $43.7 million in 2016, compared to net capital expenditures of $57.9 million in 2015 and $4.2 million in 2014. Rental fleet additions totaled $57.4 million in 2016, of which $32.3 million related to our North America portable storage business, $10.9 million related to our U.K. portable storage business and $14.3 million related to our specialty containment business. Of the $74.7 million of rental fleet additions in 2015, $28.5 million related to our North America portable storage business, $24.0 million related primarily to downstream specialty containment products and $22.2 million related to the U.K. portable storage business. Expenditures for rental fleet in 2016 and 2015 were made to meet demand in geographic areas of high utilization for which it did not make economic sense to reposition our fleet, as well as to meet customer demand for specific types of units. In 2014, we had minimal net capital expenditures, as we alternatively invested in our existing portable storage fleet through repairs and maintenance, which is expensed as incurred, and did not acquire the specialty containment business until late in 2014.

Proceeds from sale of rental fleet units decreased 18.9% in 2016, compared to 2015, and decreased 26.8% in 2015, compared to 2014. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from year to year.

Property, plant and equipment net capital expenditures were $27.9 million in 2016, $21.3 million in 2015 and $11.6 million in 2014. Included in 2016 and 2015 are $14.9 million and $17.9, respectively, of computer hardware and software expenditures largely related to our new ERP system. The remaining 2016 and 2015 expenditures for property, plant and equipment and 2014 expenditures were primarily for replacement of our transportation equipment.

Included in the $9.9 million of proceeds from sale of property plant and equipment for 2015 is $6.8 million of proceeds received in conjunction with the sale of a legacy location in Southern California, which was disposed of in conjunction with restructuring activity.

The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Maintenance capital expenditures includes expenses such as the cost to replace old forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for replacements to enhance our computer information and communication systems. Our maintenance capital expenditures, excluding expenditures related to our new ERP system, were approximately $8.6 million in 2016, $6.9 million in 2015 and $3.3 million in 2014. In addition, we acquired property, plant and equipment through capital leases totaling $19.0 million, $17.6 million and $16.5 million in 2016, 2015 and 2014, respectively.  These leases were primarily for transportation related equipment. We anticipate our near term investing activities will decrease as compared to 2016 and will be primarily focused on supporting growth in the U.K. and downstream specialty containment, additional portable storage rental fleet through remanufacturing, and the addition of transportation equipment. In addition, we may invest in opportunistic acquisitions.

Financing Activities. Net cash used in financing activities was $44.9 million in 2016 and $140.6 million in 2015, compared to net cash provided by financing activities of $329.8 million in 2014. Activity in 2016 includes the issuance of $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under the Credit Agreement, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

Activity in 2014 includes the financing of the ETS Acquisition utilizing our prior credit agreement, resulting in net borrowings for the year of $386.2 million, as compared to net repayments of lines of credit of $26.5 million in 2016 and $37.8 million in 2015.

We have used free cash flow, along with proceeds from our wood mobile office divestiture, to purchase treasury stock, pay down borrowings and pay dividends.  In 2016, 2015 and 2014, we paid cash dividends of $36.4 million, $33.7 million and $31.4 million, respectively, to our stockholders and purchased shares of our common stock of $11.3 million, $61.8 million and $26.0 million (primarily under our share repurchase program), respectively.  As of December 31, 2016, we had $641.2 million of borrowings outstanding under our Credit Agreement and approximately $354.3 million of additional borrowings were available to us.  Deferred financing cost expenditures in 2016 largely relate to the issuance of the 2024 Notes.  Deferred financing costs in 2015 primarily relate to the Credit Agreement.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $250.0 million aggregate principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to ten years (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment. At December 31, 2016, primarily in connection with securing our insurance policies, we provided certain insurance carriers and others with approximately $4.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

The table below provides a summary of our contractual commitments as of December 31, 2016. Lease renewal options that we currently anticipate exercising at the end of the initial lease period have been included in the schedule below.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility	$641,160	$—	$—	$641,160	$—
Interest payment obligations under our revolving credit facility (1)	58,938	14,908	29,815	14,215	—
Senior Notes	250,000	—	—	—	250,000
Interest payment obligations under our Senior Notes (2)	119,622	16,809	29,375	29,375	44,063
Obligations under capital leases	50,704	7,309	14,313	16,940	12,142
Interest payment obligations under our capital leases (3)	4,023	1,123	1,693	970	237
Operating leases (4)	67,274	17,495	22,783	12,979	14,017
Total contractual obligations	$1,191,721	$57,644	$97,979	$715,639	$320,459

(1)

Scheduled interest rate obligations under our Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average rate as of December 31, 2016 of 2.2%. Also included in this number are estimated fees to be paid related to unused portions of our lines of credit.

(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 5.875%.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates primarily ranging from 1.7% to 13.0%.
(4)

Operating lease obligations include operating commitments and restructuring related commitments and are net of sub-lease income. For further discussion, see Note 11 to the accompanying consolidated financial statements.

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

Share-Based Compensation. We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates.  The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards is recognized on a straight-line basis over the vesting period, which is generally three to five years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share-based compensation expense is reduced for forfeitures which are estimated at the time of grant based on historical experience and revised in subsequent periods if actual forfeitures differ from estimates.

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

Goodwill.  For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $703.6 million total goodwill at December 31, 2016, $468.5 million related to the North America portable storage segment, $53.9 million related to the U.K. portable storage segment and $181.2 million related to the specialty containment segment.

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

As of December 31, 2016, we assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

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

There were no indicators of further impairment at December 31, 2016 or December 31, 2015.

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

The estimated useful lives and residual values of our rental fleet might change in the future based on changing circumstances.  If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For instance, if all our rental fleet units had been placed in service with useful lives 25% less or greater than our current estimated useful lives, we estimate that our annual depreciation expense for the year ended December 31, 2016 would have been $10.7 million higher or $6.4 million lower, respectively.

Similarly, if our rental fleet units had been placed in service with estimated residual values decreased by 10% of the original cost, for example from 55% to 45% (with specialty containment residual values remaining at 0%), depreciation expense would have been approximately $3.2 million higher for the year ended December 31, 2016.  If our rental fleet units had been placed in service with estimated residual values increased by 10% of the original cost, for example, from 55% to 65% for steel storage containers and from 0% to 10% for specialty containment, our depreciation expense would have been lower by approximately $5.0 million, for the year ended December 31, 2016.

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

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings.  If the undistributed earnings at December 31, 2016 were to be repatriated we would need to accrue and pay income taxes at that time.

See additional information regarding income taxes in Note 7 to the accompanying financial statements.

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Impact of Recently Issued Accounting Standards” to the accompanying condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2016:

							Total at	Total at
	Principal Maturing in the Twelve Months Ended December 31,						December 31,	December 31,
	2017	2018	2019	2020	2021	Thereafter	2016	2016
	(In thousands, except percentages)
Debt:
Fixed rate	$7,309	$6,983	$7,330	$8,547	$8,393	$262,142	$300,704	$309,454
Average interest rate							5.19%
Floating rate	$—	$—	$—	$641,160	$—	$—	$641,160	$641,160
Average interest rate							2.19%
Operating leases	$17,495	$12,828	$9,955	$7,848	$5,131	$14,017	$67,274

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

As a result of Brexit, the global markets and currencies have been adversely impacted, including volatility in the value of the Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt.  In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mobile Mini, Inc.:

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Mobile Mini, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobile Mini, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile Mini, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Mobile Mini, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Phoenix, Arizona

February 2, 2017

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,137	$1,613
Receivables, net of allowance for doubtful accounts of $4,886 and $2,162 at December 31, 2016 and December 31, 2015, respectively	99,175	80,191
Inventories	15,412	15,596
Rental fleet, net	950,065	951,323
Property, plant and equipment, net	149,197	131,687
Other assets	14,930	16,766
Intangibles, net	68,420	73,212
Goodwill	703,558	706,387
Total assets	$2,004,894	$1,976,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$27,388	$29,086
Accrued liabilities	64,126	59,024
Lines of credit	641,160	667,708
Obligations under capital leases	50,704	38,274
Senior notes, net of deferred financing costs of $4,788 and $2,447 at December 31, 2016 and December 31, 2015, respectively	245,212	197,553
Deferred income taxes	240,690	219,601
Total liabilities	1,269,280	1,211,246
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,292 issued and 44,295 outstanding at December 31, 2016 and 49,145 issued and 44,594 outstanding at December 31, 2015	493	491
Additional paid-in capital	592,071	584,447
Retained earnings	362,896	352,262
Accumulated other comprehensive loss	(81,047)	(44,162)
Treasury stock, at cost, 4,997 and 4,551 shares at December 31, 2016 and December 31, 2015, respectively	(138,799)	(127,509)
Total stockholders' equity	735,614	765,529
Total liabilities and stockholders' equity	$2,004,894	$1,976,775

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rental	$480,083	$494,715	$410,362
Sales	26,499	29,953	31,585
Other	2,040	6,109	3,527
Total revenues	508,622	530,777	445,474
Costs and expenses:
Rental, selling and general expenses	309,294	326,252	280,948
Cost of sales	16,471	19,671	21,944
Restructuring expenses	6,020	20,798	3,542
Asset impairment charge and loss on divestiture, net	—	66,128	557
Depreciation and amortization	63,734	60,344	39,334
Total costs and expenses	395,519	493,193	346,325
Income from operations	113,103	37,584	99,149
Other income (expense):
Interest income	2	1	—
Interest expense	(32,726)	(35,900)	(28,729)
Debt extinguishment expense	(9,192)	—	—
Deferred financing costs write-off	(2,271)	(931)	—
Foreign currency exchange	(18)	(2)	(1)
Income from operations before income tax provision (benefit)	68,898	752	70,419
Income tax provision (benefit)	21,650	(4,822)	26,033
Net income	$47,248	$5,574	$44,386

Earnings per share:
Basic	$1.07	$0.12	$0.96
Diluted	1.06	0.12	0.95
Weighted average number of common and common share equivalents outstanding
Basic	44,145	44,953	46,026
Diluted	44,390	45,460	46,725
Cash dividends declared per share	$0.82	$0.75	$0.68

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$47,248	$5,574	$44,386
Other comprehensive loss:
Foreign currency translation adjustment, net of income tax provision (benefit) of $106, ($184) and ($213) in 2016, 2015 and 2014, respectively	(36,885)	(14,292)	(14,430)
Other comprehensive loss	(36,885)	(14,292)	(14,430)
Comprehensive income (loss)	$10,363	$(8,718)	$29,956

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2015 and 2016

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2014	46,626	$488	$550,387	$359,778	$(15,440)	2,184	$(39,669)	$855,544
Net income	—	—	—	44,386	—	—	—	44,386
Common stock dividends declared	—	—	—	(23,660)	—	—	—	(23,660)
Other comprehensive income	—	—	—	—	(14,430)	—	—	(14,430)
Exercise of stock options	164	2	3,640	—	—	—	—	3,642
Tax shortfall on equity award transactions	—	—	(15)	—	—	—	—	(15)
Purchase of treasury stock	(674)	—	—	—	—	674	(26,007)	(26,007)
Restricted stock grants, net	41	—	—	—	—	—	—	—
Share-based compensation	—	—	15,071	—	—	—	—	15,071
Balance at December 31, 2014	46,157	490	569,083	380,504	(29,870)	2,858	(65,676)	854,531
Net income	—	—	—	5,574	—	—	—	5,574
Common stock dividends declared	—	—	—	(33,816)	—	—	—	(33,816)
Other comprehensive loss	—	—	—	—	(14,292)	—	—	(14,292)
Exercise of stock options	62	—	1,703	—	—	—	—	1,703
Tax shortfall on equity award transactions	—	—	(166)	—	—	—	—	(166)
Purchase of treasury stock	(1,693)	—	—	—	—	1,693	(61,833)	(61,833)
Restricted stock grants, net	68	1	—	—	—	—	—	1
Share-based compensation	—	—	13,827	—	—	—	—	13,827
Balance at December 31, 2015	44,594	491	584,447	352,262	(44,162)	4,551	(127,509)	765,529
Net income	—	—	—	47,248	—	—	—	47,248
Common stock dividends declared	—	—	—	(36,614)	—	—	—	(36,614)
Other comprehensive loss	—	—	—	—	(36,885)	—	—	(36,885)
Exercise of stock options	17	1	467	—	—	—	—	468
Tax shortfall on equity award transactions	—	—	(242)	—	—	—	—	(242)
Purchase of treasury stock	(446)	—	—	—	—	446	(11,290)	(11,290)
Restricted stock grants, net	130	1	—	—	—	—	—	1
Share-based compensation	—	—	7,399	—	—	—	—	7,399
Balance at December 31, 2016	44,295	$493	$592,071	$362,896	$(81,047)	4,997	$(138,799)	$735,614

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$47,248	$5,574	$44,386
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—
Deferred financing costs write-off	2,271	931	—
Asset impairment charge and loss on divestiture, net	—	66,128	557
Non-cash restructuring expense, excluding share-based compensation	—	12,411	—
Provision for doubtful accounts	6,162	3,705	2,777
Amortization of deferred financing costs	1,976	3,131	2,829
Amortization of long-term liabilities	116	101	88
Share-based compensation expense	7,399	13,827	15,071
Depreciation and amortization	63,734	60,344	39,334
Gain on sale of rental fleet	(5,472)	(6,402)	(5,732)
Loss on disposal of property, plant and equipment	1,285	2,188	348
Deferred income taxes	21,634	(5,629)	25,424
Tax shortfall on equity award transactions	(242)	(166)	(15)
Foreign currency transaction loss	18	2	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(27,321)	(4,184)	(7,196)
Inventories	598	945	2,680
Other assets	60	(855)	(1,399)
Accounts payable	239	4,605	(723)
Accrued liabilities	7,347	(3,842)	2,195
Net cash provided by operating activities	136,244	152,814	120,625
Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	—	83,280	—
Cash paid for businesses acquired, net of cash acquired	(16,565)	(18,525)	(430,946)
Additions to rental fleet, excluding acquisitions	(57,372)	(74,732)	(27,279)
Proceeds from sale of rental fleet	13,679	16,865	23,053
Additions to property, plant and equipment, excluding acquisitions	(30,659)	(31,163)	(15,779)
Proceeds from sale of property, plant and equipment	2,764	9,860	4,199
Net cash used in investing activities	(88,153)	(14,415)	(446,752)
Cash Flows from Financing Activities:
Net (repayments) borrowings under lines of credit	(26,548)	(37,810)	386,204
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—
Redemption of 7.875% senior notes due 2020	(200,000)	—	—
Debt extinguishment expense	(9,192)	—	—
Deferred financing costs	(5,369)	(4,683)	(719)
Principal payments on capital lease obligations	(6,520)	(4,253)	(1,956)
Issuance of common stock	468	1,703	3,642
Dividend payments	(36,402)	(33,700)	(31,384)
Purchase of treasury stock	(11,290)	(61,833)	(26,007)
Net cash (used in) provided by financing activities	(44,853)	(140,576)	329,780
Effect of exchange rate changes on cash	(714)	51	(1,170)
Net increase (decrease) in cash	2,524	(2,126)	2,483
Cash and cash equivalents at beginning of year	1,613	3,739	1,256
Cash and cash equivalents at end of year	$4,137	$1,613	$3,739
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$21,546	$32,372	$24,559
Cash paid during the year for income and franchise taxes	1,772	4,935	1,103
Equipment and other acquired through capital lease obligations	18,951	17,638	16,508
Capital expenditures accrued or payable	3,230	4,210	819

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

At December 31, 2016, we have a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the Gulf Coast region of the U.S., including liquid and solid containment units, serving a specialty sector in the industry.  Specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

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

Receivables and Allowance for Doubtful Accounts

Receivables are stated net of an allowance for doubtful accounts. We estimate the amount of customer receivables that are uncollectible and record an estimated provision for bad debts through a charge to operations. The provision is based on historical collection experience and evaluation of past-due accounts. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.  Our provision for doubtful accounts was less than 1.5% of total revenues in the years ended December 31, 2016, 2015 and 2014.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented in the table below reflects the activity in the allowance for doubtful accounts during the periods presented.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$2,162	$1,636	$1,377
Provision charged to expense	6,162	3,705	2,777
Write-offs and other	(3,438)	(3,179)	(2,518)
Balance at end of year	$4,886	$2,162	$1,636

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to our large number of customers spread over a broad geographic area in many industry sectors. No single customer accounts for more than 15% of our receivables at December 31, 2016 and 2015. Receivables related to sold units are generally secured by the product sold to the customer. We typically have the right to repossess rented portable storage units, including any customer goods contained in the unit, following non-payment of rent.

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

	2016	2015
	(In thousands)
Raw materials and supplies	$12,908	$13,436
Work-in-process	31	189
Finished units	2,473	1,971
Inventories	$15,412	$15,596

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for 2016, 2015 and 2014 was $25.1 million, $20.2 million and $15.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Income.

Property, plant and equipment at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	2016	2015
			(In thousands)
Land			$3,789	$4,045
Vehicles and machinery	0 - 55%	5 - 30	131,584	118,185
Buildings and improvements (1)	0 - 25	3 - 30	22,750	21,549
Furniture, office and computer equipment	0	3 - 10	63,969	47,063
Property, plant and equipment			222,092	190,842
Accumulated depreciation and amortization			(72,895)	(59,155)
Property, plant and equipment, net			$149,197	$131,687

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated useful life or the remaining term of the respective lease

Capitalized Software Development Costs

We capitalize qualifying computer software costs incurred during the application development stage for internally developed software.  Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality.  Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred.  Internal-use software is amortized on a straight line basis over its estimated useful life.  Capitalized software development costs are included in property, plant and equipment.  As of December 31, 2016 and 2015, we had $35.0 million and $23.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.  Of the $35.0 million of capitalized software, $31.7 million related to the development of our new ERP system, which was executed in stages in 2016.

Deferred Financing Costs

Deferred financing costs are included in other assets in the Consolidated Balance Sheet and consist of the costs of obtaining long-term financing.  These costs are amortized over the term of the related debt, using the straight-line method, which approximates the effective interest method. Amortization expense for deferred financing costs was approximately $2.0 million, $3.1 million and $2.8 million in 2016, 2015 and 2014, respectively. As discussed in Note 6, we entered into the Credit Agreement in December 2015, resulting in the capitalization of $4.6 million in third-party and lender fees.  In addition, in 2015, we wrote off $0.9 million of deferred financing costs related to the prior credit agreement.  As of December 31, 2016, $5.6 million of the total $10.4 million unamortized deferred financing costs, related to the Credit Agreement.

Also as discussed in Note 6, in 2016 we issued $250.0 million aggregate principal amount of the 2024 Notes and capitalized $5.2 million of deferred financing costs. Proceeds from the issuance of the 2024 Notes were used in part to redeem $200.0 million in aggregate principal amount of the 2020 Notes. As a result of the redemption of the 2020 Notes during the current-year period, we wrote off $2.3 million of previously deferred costs that had not yet been amortized.

The annual amortization of deferred financing costs is expected to be as follows (in thousands):

2017	2,059
2018	2,059
2019	2,059
2020	2,000
2021	638
Thereafter	1,596
Total	$10,411

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $703.6 million total goodwill at December 31, 2016, $468.5 million related to the North America portable storage segment, $53.9 million related to the U.K. portable storage segment and $181.2 million related to the specialty containment segment.

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

As of December 31, 2016, management assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from January 1, 2015 to December 31, 2016:

(In thousands)
Balance at January 1, 2015 (1)	$705,608
Acquisitions	5,371
Adjustments	(717)
Foreign currency (2)	(3,875)
Balance at December 31, 2015 (1)	706,387
Acquisitions	6,449
Adjustments	1,071
Foreign currency (2)	(10,349)
Balance at December 31, 2016 (1)	$703,558

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments related to the U.K. portable storage reporting unit.

Intangibles

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the years ended December 31:

		2016			2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,515	$(28,729)	$63,786	$92,304	$(24,875)	$67,429
Trade names/trademarks	5 - 10	5,892	(2,364)	3,528	6,025	(1,684)	4,341
Non-compete agreements	5	1,886	(813)	1,073	1,839	(433)	1,406
Other	20	59	(26)	33	60	(24)	36
Total		$100,352	$(31,932)	$68,420	$100,228	$(27,016)	$73,212

Amortization expense for amortizable intangibles was approximately $6.4 million, $6.0 million and $1.6 million in 2016, 2015 and 2014, respectively. See information regarding intangibles acquired in conjunction with company acquisitions in Note 3.  Based on the carrying value at December 31, 2016, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2017	$6,481
2018	6,398
2019	6,295
2020	5,138
2021	4,903
Thereafter	39,205
Total	$68,420

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value.  The cash flow estimates contain management’s best estimates using appropriate and customary assumptions and projections at the time of evaluation.

During the first quarter of 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. The total impairment of the wood mobile offices was $64.6 million during 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4. There were no indicators of further impairment at December 31, 2016 or at December 31, 2015.

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

Advertising Costs

Advertising expense was $3.9 million, $4.1 million and $5.2 million in 2016, 2015 and 2014, respectively. The balance of prepaid advertising costs, which are never amortized more than twelve months, was less than $0.1 million at both December 31, 2016 and 2015.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We record uncertain tax positions using a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the accompanying Consolidated Statement of Income. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheet.

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the years ended December 31:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$47,248	$5,574	$44,386
Denominator:
Weighted average shares outstanding - basic	44,145	44,953	46,026
Dilutive effect of share-based awards	245	507	699
Weighted average shares outstanding - diluted	44,390	45,460	46,725
Earnings per share:
Basic	$1.07	$0.12	$0.96
Diluted	1.06	0.12	0.95

Basic weighted average number of common shares outstanding does not include restricted stock awards that had not vested of 0.2 million, 0.2 million and 0.3 million shares in 2016, 2015 and 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the number of stock options and restricted stock awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the years ended December 31:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Stock options	2,076	1,135	751
Restricted stock awards	5	1	—
Total	2,081	1,136	751

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

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at December 31, 2016 and 2015 approximated their respective book values.

During 2016, we redeemed all $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (“2020 Notes”), and issued $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (“2024 Notes”).  See more information in Note 6. The fair value of our 2020 Notes and  2024 Notes (together, the “Senior Notes”) for the periods presented below is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these Senior Notes.

The Senior Notes are presented on the balance sheet net of debt issuance costs. The gross carrying value and the fair value of the Senior Notes are as follows:

	2016	2015
	(In thousands)
Carrying value	$250,000	$200,000
Fair value	258,750	207,000

At December 31, 2016 and 2015, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We have in the past, and may again in the future, address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. At December 31, 2016 and 2015, we did not have any derivative financial instruments.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of Recently Issued Accounting Standards

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a standard intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual and interim periods beginning after December 15, 2016. We will implement this standard in the first quarter of 2017.

This standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. As a result, utilizing the modified retrospective method, we expect to record a cumulative-effect adjustment for previously unrecognized excess tax benefits of $18.5 million in the opening balance sheet for 2017, with an offsetting increase to retained earnings (deficit). In addition, the standard allows us to make a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. We have chosen to record forfeitures as they occur and will record immaterial adjustments to reflect a cumulative-effect adjustment for the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited. This standard also requires all excess tax benefits and tax deficiencies associated with the exercise of stock options and vesting of restricted stock to be recorded as income tax expense or benefit. Increases and decreases in the aggregate intrinsic value (or negative value) of such activity could introduce volatility in our effective tax rate. We do not expect the remaining provisions of the new guidance to have a material effect on our consolidated financial statements.

Leases.  In February 2016, FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted and the standard requires the use of a modified retrospective transition method. While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet.  This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  We adopted this guidance during 2016. As a result, unamortized debt issuance costs of $4.8 million and $2.4 million as of December 31, 2016 and December 31, 2015, respectively, have been deducted from the carrying amount of the Senior Notes in our balance sheet. Unamortized debt issuance costs related to our revolving credit facility are included in other assets.

Revenue from Contracts with Customers.  In May 2014, FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services and is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time.  The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method.

While we are continuing to assess all potential impacts of the standard, we currently believe the majority of our revenue, as relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams will not be materially affected. Accordingly, we do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements. We expect to utilize the modified retrospective adoption and recognize the cumulative effect of initially applying the standard, if any, as an adjustment to the opening balance of retained earnings at the date of initial application.

(3) Acquisitions

2016 Acquisitions

During the year ended December 31, 2016, we completed three acquisitions of portable storage businesses. One acquisition expanded our business in Dallas, Texas. The other two were in the United Kingdom. The accompanying consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The aggregate purchase price for the assets acquired were recorded based on their estimated fair values at the date of the acquisitions.  We have not disclosed the pro-forma impact of the acquisitions on operations as they were immaterial to our financial position or results of operations in the aggregate.

The components of the purchase price and net assets acquired during the year ended December 31, 2016 are as follows (in thousands):

Net Assets Acquired:
Cash	$1,562
Rental fleet	10,054
Property, plant and equipment	285
Intangible assets:
Customer relationships	1,616
Non-compete agreements	50
Goodwill	6,449
Other assets	1,236
Other liabilities	(3,125)
Total	$18,127
Total, less cash acquired	$16,565

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price and net assets acquired during the year ended December 31, 2015 (as adjusted in 2016) are as follows (in thousands):

Net Assets Acquired:
Rental fleet	$11,057
Property, plant and equipment	157
Intangible assets:
Customer relationships	759
Non-compete agreements	74
Goodwill	6,443
Other assets	316
Other liabilities	(281)
Total	$18,525

2014 Acquisitions

On December 10, 2014, we acquired all of the outstanding equity interests of GTH, the parent company of ETS, referred to as the ETS Acquisition. As a result of the ETS Acquisition, included in our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 is $98.1 million, $107.3 million and $6.4 million, respectively, of specialty containment revenues and $2.3 million, $11.1 million and $1.1 million, respectively, of income from continuing operations before income tax provision.  Direct expenses related to the ETS Acquisition were $2.5 million in the twelve months ended December 31, 2015 and $5.0 million in the fourth quarter of 2014.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price and net assets acquired for 2014 acquisitions are as follows:

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

Customer relationships acquired in conjunction with the ETS Acquisition were evaluated separately for the wholly owned subsidiary Water Movers, Inc. (“Water Movers”). With input from an independent third party with extensive expertise and experience in this area, we determined lives for the two customer groups based upon historical and expected customer attrition rates, resulting in an expected useful life of 15 years for the Water Movers customer relationships, which were valued at $14.9 million, and an expected useful life of 20 years for the remaining ETS customer relationships, which were valued at $54.3 million. During our assessment, we evaluated annual historical sales data from 2009 through December 2014 for Water Movers, and 2008 through December 2014 for the remaining ETS customers.

(2)

All of the goodwill related to the ETS Acquisition was assigned to our specialty containment segment. The goodwill arising from the acquisition consists largely of ETS' going-concern value, the value of ETS’ assembled workforce, new customer relationships expected to arise from the acquisition, and operational synergies and economies of scale that we expect to realize from the acquisition.  Goodwill from other acquisitions related to the North America portable storage segment.

(3)

Included in other assets for the ETS Acquisition are accounts receivable with contractual amounts totaling $24.3 million.  We estimated that $0.6 million will be uncollectible, and valued acquired accounts receivable at $23.7 million.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our unaudited consolidated statements of income as if the ETS Acquisition occurred on January 1, 2013:

Year Ended December 31, 2014
(In thousands)
Revenues:
Mobile Mini's historic revenues	$445,474
ETS' historic revenues (1)	101,603
Pro forma revenues	$547,077

Net income:
Mobile Mini's historic net income	$44,386
ETS' historic net loss from continuing operations (1)	(25,862)
Pro forma adjustments (2)	22,601
Pro forma net income	$41,125
Average diluted weighted shares outstanding	46,725
Pro forma diluted earnings per share from continuing operations	$0.88

(1)

ETS historic information for the year ended December 31, 2014 consists of revenues and net loss prior to the acquisition date of December 10, 2014.  Revenues and net income (loss) after the acquisition date are included in Mobile Mini’s historic information for the year ended December 31, 2014.

(2)	Pro forma increases (decreases) to income from continuing operations before income tax provisions consist of the following:

Year Ended December 31, 2014
(In thousands)
Record the net impact to depreciation resulting from fair value mark-ups, offset by changes to the estimated remaining lives, for acquired rental fleet and property, plant and equipment	$3,953
Remove historic gains recognized on the sale of used rental fleet and property, plant and equipment	(2,195)
Eliminate historic ETS amortization of intangible assets	3,387
Recognize amortization for intangible assets acquired	(5,027)
Recognize increased interest expense on amounts borrowed to fund the acquisition, including acquisition costs	(8,531)
Eliminate historic ETS interest and administrative expense on debt instruments repaid upon acquisition	22,655
Eliminate acquisition costs	15,295
Total	29,537
Increase in income tax provision related to pro forma adjustments	6,936
Total pro forma adjustments	$22,601

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We also entered into a transition services agreement with the purchaser, whereby we agreed to provide short-term direct services such as transportation and maintenance for the wood mobile offices on behalf of the purchaser, as well as house units on our leased properties and provide certain administrative services such as billing and cash collection during 2015.  The revenue related to this agreement is included in other revenue, and the expenses for providing these services are included in rental, selling and general expenses.

(5) Rental Fleet

Depreciation expense related to our rental fleet for 2016, 2015 and 2014 was $32.3 million, $34.1 million and $22.7 million, respectively. At December 31, 2016 and 2015, all rental fleet units were pledged as collateral under the Credit Agreement.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2015, management estimates that the net orderly liquidation appraisal value as of December 31, 2016 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2016 was $950.1 million.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental fleet at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	2016	2015
			(In thousands)
Portable Storage:
Steel storage containers	55%	30	$625,094	$612,782
Steel ground level offices	55%	30	347,574	346,233
Other			4,430	7,052
Total			977,098	966,067
Accumulated depreciation			(151,238)	(142,338)
Total portable storage fleet, net			$825,860	$823,729
Specialty Containment:
Steel tanks		25	$61,955	$55,467
Roll-off boxes		15 - 20	28,743	25,161
Stainless steel tank trailers		25	29,150	28,160
Vacuum boxes		20	11,512	9,852
De-watering boxes		20	5,429	5,383
Pumps and filtration equipment		7	13,690	13,964
Other			6,150	6,843
Total			156,629	144,830
Accumulated depreciation			(32,424)	(17,236)
Total specialty containment fleet, net			$124,205	$127,594
Total rental fleet, net			$950,065	$951,323

(1)	Specialty containment fleet has been assigned zero residual value.

(6) Debt

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of December 31, 2016, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of December 31, 2016, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

The weighted average interest rate under the lines of credit was approximately 2.1% in 2016 and 2.2% in 2015. The average outstanding balance was approximately $652.0 million and $670.4 million during 2016 and 2015, respectively. At December 31, 2016, the Company had approximately $641.2 million of borrowings outstanding and $354.3 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

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

Obligations Under Capital Leases

At December 31, 2016 and 2015, obligations under capital leases for certain real property, transportation, technology and office related equipment were $50.7 million and $38.3 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term. The leases have been capitalized using interest rates primarily ranging from approximately 1.7% to 13.0% and are secured by the property and equipment under lease.

Assets recorded under capital lease obligations totaled approximately $62.6 million as of December 31, 2016 and $44.5 million as of December 31, 2015. Related accumulated amortization totaled approximately $16.0 million as of December 31, 2016 and $7.6 million as of December 31, 2015. The assets acquired under capital leases and related accumulated amortization are included in property, plant and equipment, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum capital lease payments at December 31, 2016 are as follows (in thousands):

2017	$8,432
2018	7,913
2019	8,093
2020	9,136
2021	8,774
Thereafter	12,379
Total	54,727
Amount representing interest	(4,023)
Present value of minimum lease payments	$50,704

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at December 31, 2016 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2017	$—	$—	$7,309	$7,309
2018	—	—	6,983	6,983
2019	—	—	7,330	7,330
2020	641,160	—	8,547	649,707
2021	—	—	8,393	8,393
Thereafter	—	250,000	12,142	262,142
Total	$641,160	$250,000	$50,704	$941,864

(7) Income Taxes

Income before taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$45,430	$(23,750)	$52,944
Foreign	23,468	24,502	17,475
Total	$68,898	$752	$70,419

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
U.S. federal	$(1,124)	$1,124	$—
State	1,093	326	827
Foreign	—	—	—
Total current	(31)	1,450	827
Deferred
U.S. federal	16,628	(8,549)	21,510
State	1,215	(1,190)	2,019
Foreign	3,838	3,467	1,677
Total deferred	21,681	(6,272)	25,206
Total provision (benefit) for income taxes	$21,650	$(4,822)	$26,033

A reconciliation of the U.S. federal statutory rate to our effective tax rate for the years ended December 31 is as follows (1):

	For the Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	(222.4)	3.9
Nondeductible expenses and other	1.1	128.1	1.2
Adjustment of net deferred tax liability for enacted tax rate change	0.2	(97.6)	—
Foreign rate differential	(6.5)	(484.3)	(3.1)
Effective tax rate	31.4%	(641.2)%	37.0%

(1)

Our effective income tax rates in the years ended December 31, 2016 and 2015 were affected by enacted rate changes to the U.K. income tax rate from 20% to 18% during 2015, and from 18% to 17% during 2016. The 2015 effective tax rate was further affected by the losses in North America driven by asset impairment and restructuring expenses. The changes in the U.K. income tax rate resulted in a $0.9 million benefit and a $1.4 million benefit during the years ended December 31, 2016 and December 31, 2015, respectively.  Excluding the North America asset impairment and the $1.4 million cumulative effect on prior-year deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 was 33.4%.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability at December 31 are approximately as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,126	$90,540
Deferred revenue and expenses	11,050	10,755
Accrued compensation and other benefits	2,465	3,666
Allowance for doubtful accounts	2,026	1,041
Equity compensation	10,937	8,888
Capital leases	18,984	—
Other	513	3,125
Total deferred tax assets	117,101	118,015
Valuation allowance	(1,126)	(1,126)
Net deferred tax assets	115,975	116,889
Deferred tax liabilities
Fixed assets	(309,010)	(297,575)
Intangibles and goodwill	(46,585)	(36,704)
Other	(1,070)	(2,211)
Total deferred tax liabilities	(356,665)	(336,490)
Net deferred tax liabilities	$(240,690)	$(219,601)

A net deferred tax liability of approximately $18.5 million and $17.1 million related to our U.K. operations has been combined with the net deferred tax liabilities of our U.S. operations in the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

At December 31, 2016, we had U.S. federal net operating loss carryforwards on our federal tax return of approximately $236.6 million, which expire if unused from 2028 to 2034. At December 31, 2016, we had net operating loss carryforwards on the various states’ tax returns in which we operate totaling $123.6 million, which expire if unused from 2017 to 2035.

Management evaluates the ability to realize our deferred tax assets on a quarterly basis and adjusts the amount of our valuation allowance if necessary. Over the past three years, we have generated $149.2 million of federal taxable income.  Management currently believes that adequate future taxable income will be generated through future operations, or through available tax planning strategies to recover the unreserved portion of these deferred tax assets.

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

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards are recognized as increases to additional paid in capital and as financing cash flows, only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.  We have not recognized excess tax benefits in 2016, 2015 or 2014, because we have not paid U.S. federal income taxes in those years.

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

At December 31, 2016 and 2015, our net operating losses carrying forward for tax return purposes include $18.5 million and $17.7 million, respectively, of excess tax benefits from employee stock awards. See Note 2 for a discussion of the impact of recently issued accounting standards on excess tax benefits.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $62.4 million and $47.2  million as of December 31, 2016 and 2015, respectively.  The estimated unrecognized deferred tax liability associated with these temporary differences was approximately $11.5 million as of December 31, 2016.

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

We paid income and franchise taxes of approximately $1.8 million in 2016, $4.9 million in 2015 and $1.1 million in 2014. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of December 31, 2016, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2013, to examination for any U.S. state taxing authority prior to 2011, or to examination for any foreign jurisdictions prior to 2012. All subsequent periods remain open to examination.

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

As of December 31, 2016, we had approximately $5.9 million of gross unrecognized tax benefits, of which, none would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

2016
(In thousands)
Beginning balance	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	5,874
Ending balance	$5,874

Of the amount of unrecognized tax benefits outstanding at December 31, 2016, all of the amount is expected to reverse within the next twelve month.

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Consolidated Statements of Income.

(8) Transactions with Related Persons

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

(9) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the compensation committee of the Board. The current plan

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of December 31, 2016, 2.0 million shares are available for future grants. Generally stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to five years. The expense for service-based awards is expensed ratably over the full service period of the grant.

Performance-based awards. All stock options granted in 2016 vest contingently over a three-year period upon the achievement of certain performance criteria related to the operating performance of the Company.  Participants may earn from 50% to 200% of the target options awarded assuming at least minimum targets are achieved, and depending on actual results.  If minimum targets are not achieved no options are vested.  Options which are not vested in any given year are forfeited, but the subsequent years are not affected. For certain awards granted prior to 2016, there is also a cumulative performance objective.

Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach results in a higher expense during the earlier years of vesting.

Non-employee director awards.  Each non-employee director serving on the Board receives an automatic award of shares of Mobile Mini’s common stock annually.  These awards vest 100% when granted.  For the years ended December 31, 2016, 2015 and 2014, $0.8 million, $0.8 million and $0.9 million, respectively, of expense was recognized related to these grants.

Share-based compensation expense. The following table summarizes our share-based compensation for the years ended December 31:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$7,220	$12,277	$14,490
Restructuring expenses	179	1,550	581
Total share-based compensation	$7,399	$13,827	$15,071

As of December 31, 2016, total unrecognized compensation cost related to stock option awards was approximately $2.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. As of December 31, 2016, the unrecognized compensation cost related to restricted stock awards was approximately $5.0 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

	2016	2015	2014
Risk-free interest rate	1.1% - 1.5%	1.3% - 1.7%	1.5% - 1.7%
Expected life of the options (years)	5.0	5.0	5.0
Expected stock price volatility	35.3% - 36.9%	35.3% - 36.0%	35.4% - 38.4%
Expected dividend rate	2.2% - 3.1%	1.8% - 2.1%	1.5% - 1.8%

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the years ended December 31 (share amounts in thousands):

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,870	$33.40	2,649	$32.33	2,519	$29.80
Granted	594	26.54	381	42.80	365	46.83
Canceled/Expired	(155)	36.07	(98)	44.60	(71)	40.63
Exercised	(17)	28.50	(62)	27.56	(164)	22.18
Options outstanding, end of year	3,292	32.06	2,870	33.40	2,649	32.33
Options exercisable, end of year	2,508		1,643		854	29.32

The stock options granted in 2016 are performance-based and are shown in the table at the target award. The actual amount of shares that ultimately vest depends on achievement of performance criteria. As of December 31, 2016, approximately 0.5 million performance-based stock options remain unvested.  Shares contingently vesting based upon 2016 performance criteria did not achieve the minimum vesting target criteria, resulting in the forfeiture of 0.2 million shares in January 2017. The shares are included as outstanding in the tables above and below.

A summary of stock options outstanding as of December 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,292	$32.06	6.83	$5,985
Vested and expected to vest	3,228	32.11	6.78	5,786
Exercisable	2,508	31.98	6.25	3,950

The aggregate intrinsic value of options exercised during the period ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.8 million and $2.9 million, respectively. The weighted average fair value of stock options granted was $6.64, $8.43 and $10.46 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock activity is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2014	542	$20.65
Awarded	143	39.77
Released	(240)	20.93
Forfeited	(102)	22.09
Restricted stock awards at December 31, 2014	343	27.99
Awarded	107	37.17
Released	(169)	28.22
Forfeited	(39)	25.07
Restricted stock awards at December 31, 2015	242	31.70
Awarded	172	27.39
Released	(130)	29.75
Forfeited	(41)	28.36
Restricted stock awards at December 31, 2016	243	30.27

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of restricted stock awards that vested in 2016, 2015 and 2014 were $3.8 million, $4.8 million and $5.0 million, respectively. As of December 31, 2016, approximately 11,000 performance-based restricted stock awards remain unvested.

(10) Benefit Plans

In the U.S. we sponsor 401(k) retirement plans designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We also sponsor defined contribution programs in the U.K., and have a Registered Retirement Savings Plan regulated by Canadian law.

Under the U.S. and Canadian plans we match a percentage of the participants’ contributions up to a specified amount.  Under the U.K. plan, we contribute a percentage of each participant’s annual salary to the plan and, depending on the plan, employees may also be required to contribute a percentage of their annual salary into the plan. In the U.S. plans Company matches vest over a period of two to five years, while Company matches for U.K. and Canadian employees are immediately vested.  Company contributions to all these benefit plans totaled approximately $0.9 million, $1.1 million and $0.7 million in 2016, 2015 and 2014, respectively. In each of the three years ending December 31, 2016, 2015 and 2014, we incurred approximately $32,000, $51,000 and $34,000, respectively, for administrative costs for these programs.

(11) Commitments and Contingencies

Operating Leases

We lease our corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $22.3 million, $22.7 million and $21.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, contractual commitments associated with lease obligations are as follows:

	Operating Lease Commitments	Restructuring Related Lease Commitments	Sub-lease Income	Total
	(In thousands)
2017	$17,270	$432	$(207)	$17,495
2018	12,539	289	—	12,828
2019	9,931	24	—	9,955
2020	7,848	—	—	7,848
2021	5,131	—	—	5,131
Thereafter	14,017	—	—	14,017
Total	$66,736	$745	$(207)	$67,274

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2016, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 13 for a further discussion on restructuring related commitments.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $50,000. Under our various insurance programs, we have collective reserves recorded in accrued liabilities of $4.2 million and $3.8 million at December 31, 2016 and 2015, respectively.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $4.5 million in letters of credit as of December 31, 2016.

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

(12) Stockholders’ Equity

Dividends

During the twelve months ended December 31, 2016 we paid cash dividends of $0.82 per share for a total of $36.4 million. Each future quarterly dividend payment is subject to review and approval by the Board. In addition, our Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the twelve months ended December 31, 2016, we purchased approximately 0.4 million shares of our common stock at a cost of $10.8 million under the authorized share repurchase program, and approximately $78.2 million is available for repurchase as of December 31, 2016.  In addition, we withheld approximately 16,000 shares of stock from employees, for an approximate value of $0.5 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(13) Restructuring Costs

We have undergone restructuring actions to align our business operations.  The restructuring costs in 2016 resulted primarily to the continuation of projects initiated in prior years.

Integration of ETS into the existing Mobile Mini infrastructure

For the twelve months ended December 31, 2016 and 2015, we recognized $2.0 million and $19.7 million, respectively, in expenses related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure.

The integration has included such activities as:

•	Combining portable storage and specialty containment locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•	Determining the appropriate processes, including the alignment of sales leadership with operational leadership, and eliminating infrastructure that does not function optimally in the new environment.

As part of the integration process, in 2015, as the Company was finalizing locations in Southern California for combined portable storage and specialty containment equipment operations, we determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base. To accommodate the needs of the planned combined operations, the Company is leasing new property, exiting certain properties and has abandoned approximately 5,000 units of the portable storage fleet in Southern California at the legacy yards.  This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter of 2015, representing the write-down of this fleet to zero value.

Other costs related to performance of the integration include $0.5 million and $4.6 million for severance and benefits, for the years ended December 31, 2016 and 2015, respectively.  Included in the severance and benefits is $0.2 million and $1.6 million of share-based compensation, for each year respectively.  In 2015, we also recognized $1.4 million for the write-off and loss on sale of property, plant and equipment, related to the integration.

Other restructuring

We recognized $3.3 million and $0.8 million during the twelve months ended December 31, 2016 and 2015, respectively, related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to our move away from the wood mobile office business.

The 2014 restructuring costs resulted from the restructuring of U.K. locations, including the sale of the Belfast, North Ireland location.  In addition, the Company’s field management and sales force structures in North America were realigned in 2014 along with other organizational changes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2016, 2015 and 2014:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2014	$—	$613	$1,063	$—	$1,676
Restructuring expense	1,295	1,826	318	103	3,542
Settlement of obligations	(1,295)	(1,998)	(705)	(103)	(4,101)
Accrued obligations as of December 31, 2014	—	441	676	—	1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	—	1,245	495	2	1,742
Restructuring expense	109	1,006	3,453	1,452	6,020
Settlement of obligations	(109)	(1,856)	(3,580)	(1,454)	(6,999)
Accrued obligations as of December 31, 2016	$—	$395	$368	$—	$763

The following amounts are included in restructuring expense for the years ended December 31:

	2016	2015	2014
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$109	$15,274	$1,295
Severance and benefits	1,006	4,846	1,826
Lease abandonment costs	3,453	600	318
Other costs	1,452	78	103
Restructuring expenses	$6,020	$20,798	$3,542

(14) Segment Reporting

Prior to the ETS Acquisition, our operations were comprised of two reportable segments: North America and the U.K., both of which offer portable storage solutions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. As a result of the ETS Acquisition, we established a new specialty containment reportable segment. ETS operations are included in our results of operations for all of 2016 and 2015, and the portion of 2014 subsequent to the acquisition date, which is less than one month.  The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $424.4 million, $438.4 million and $353.2 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information regarding each of our reportable segments for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$309,221	$77,924	$387,145	$92,938	$480,083
Sales	18,852	2,724	21,576	4,923	26,499
Other	1,530	310	1,840	200	2,040
Total revenues	329,603	80,958	410,561	98,061	508,622
Costs and expenses:
Rental, selling and general expenses	197,440	48,096	245,536	63,758	309,294
Cost of sales	11,248	2,071	13,319	3,152	16,471
Restructuring expenses	5,419	—	5,419	601	6,020
Depreciation and amortization	28,722	6,787	35,509	28,225	63,734
Total costs and expenses	242,829	56,954	299,783	95,736	395,519
Income from operations	$86,774	$24,004	$110,778	$2,325	$113,103
Interest expense, net of interest income	$20,920	$536	$21,456	$11,268	$32,724
Income tax provision (benefit)	22,687	2,921	25,608	(3,958)	21,650
Capital expenditures for additions to rental fleet, excluding acquisitions	32,270	10,851	43,121	14,251	57,372

	For the Year Ended December 31, 2015
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$310,864	$84,227	$395,091	$99,624	$494,715
Sales	18,833	3,554	22,387	7,566	29,953
Other	5,697	340	6,037	72	6,109
Total revenues	335,394	88,121	423,515	107,262	530,777
Costs and expenses:
Rental, selling and general expenses	210,323	53,423	263,746	62,506	326,252
Cost of sales	11,852	2,728	14,580	5,091	19,671
Restructuring expenses	17,790	—	17,790	3,008	20,798
Asset impairment charge and loss on divestiture, net	66,128	—	66,128	—	66,128
Depreciation and amortization	28,200	6,628	34,828	25,516	60,344
Total costs and expenses	334,293	62,779	397,072	96,121	493,193
Income from operations	$1,101	$25,342	$26,443	$11,141	$37,584
Interest expense, net of interest income	$24,249	$876	$25,125	$10,774	$35,899
Income tax (benefit) provision	(8,639)	3,369	(5,270)	448	(4,822)
Capital expenditures for additions to rental fleet, excluding acquisitions	28,532	22,154	50,686	24,046	74,732

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2014
	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
Revenues:
Rental	$323,236	$81,703	$404,939	$5,423	$410,362
Sales	26,834	4,588	31,422	163	31,585
Other	2,274	407	2,681	846	3,527
Total revenues	352,344	86,698	439,042	6,432	445,474
Costs and expenses:
Rental, selling and general expenses	221,405	56,189	277,594	3,354	280,948
Cost of sales	18,251	3,587	21,838	106	21,944
Restructuring expenses	1,915	1,627	3,542	—	3,542
Asset impairment charge, net	433	124	557	—	557
Depreciation and amortization	30,670	6,790	37,460	1,874	39,334
Total costs and expenses	272,674	68,317	340,991	5,334	346,325
Income from operations	$79,670	$18,381	$98,051	$1,098	$99,149
Interest expense, net of interest income	$27,816	$905	$28,721	$8	$28,729
Income tax provision	21,580	4,042	25,622	411	26,033
Capital expenditures for additions to rental fleet, excluding acquisitions	10,620	11,711	22,331	4,948	27,279

Assets related to our reportable segments include the following:

	Portable Storage
	North America	United Kingdom	Total	Specialty Containment	Consolidated
	(In thousands)
As of December 31, 2016:
Goodwill	$468,464	$53,878	$522,342	$181,216	$703,558
Intangibles, net	1,959	899	2,858	65,562	68,420
Rental fleet, net	688,477	137,383	825,860	124,205	950,065

As of December 31, 2015:
Goodwill	$463,616	$61,532	$525,148	$181,239	$706,387
Intangibles, net	2,021	403	2,424	70,788	73,212
Rental fleet, net	672,080	151,649	823,729	127,594	951,323

Included in the Consolidated Balance Sheet are assets in the U.S. of $1.6 billion as of both December 31, 2016 and 2015.

(15) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2016 and 2015. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Rental revenue	$117,356	$116,773	$121,784	$124,170
Total revenues	124,533	124,849	128,853	130,387
Gross profit on sales	2,280	2,664	2,713	2,371
Income from operations	26,195	25,541	26,667	34,700
Net income	10,998	4,072	12,709	19,469
Earnings per share:
Basic	0.25	0.09	0.29	0.44
Diluted	0.25	0.09	0.29	0.44

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Rental revenue	$123,117	$120,245	$124,813	$126,540
Total revenues	132,629	130,288	133,343	134,517
Gross profit on sales	2,839	2,799	2,228	2,416
(Loss) income from operations	(36,298)	23,400	30,474	20,008
Net (loss) income	(27,326)	9,416	13,979	9,505
(Loss) earnings per share:
Basic	(0.60)	0.21	0.31	0.21
Diluted	(0.60)	0.21	0.31	0.21

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Condensed Consolidating Financial Information for Guarantors

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,260	$2,877	$—	$4,137
Receivables, net	80,476	18,699	—	99,175
Inventories	14,526	886	—	15,412
Rental fleet, net	803,553	146,512	—	950,065
Property, plant and equipment, net	129,458	19,739	—	149,197
Other assets	13,189	1,741	—	14,930
Intangibles, net	67,487	933	—	68,420
Goodwill	645,126	58,432	—	703,558
Intercompany receivables	146,016	4,513	(150,529)	—
Total assets	$1,901,091	$254,332	$(150,529)	$2,004,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$20,218	$7,170	$—	$27,388
Accrued liabilities	57,025	7,101	—	64,126
Lines of credit	640,975	185	—	641,160
Obligations under capital leases	50,507	197	—	50,704
Senior Notes	245,212	—	—	245,212
Deferred income taxes	224,212	16,478	—	240,690
Intercompany payables	384	2,146	(2,530)	—
Total liabilities	1,238,533	33,277	(2,530)	1,269,280
Commitments and contingencies
Stockholders' equity:
Common stock	493	—	—	493
Additional paid-in capital	592,071	147,999	(147,999)	592,071
Retained earnings	208,793	154,103	—	362,896
Accumulated other comprehensive loss	—	(81,047)	—	(81,047)
Treasury stock, at cost	(138,799)	—	—	(138,799)
Total stockholders' equity	662,558	221,055	(147,999)	735,614
Total liabilities and stockholders' equity	$1,901,091	$254,332	$(150,529)	$2,004,894

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,033	$580	$—	$1,613
Receivables, net	62,043	18,148	—	80,191
Inventories	14,224	1,372	—	15,596
Rental fleet, net	790,172	161,151	—	951,323
Property, plant and equipment, net	112,877	18,810	—	131,687
Other assets	14,854	1,912	—	16,766
Intangibles, net	72,751	461	—	73,212
Goodwill	640,444	65,943	—	706,387
Intercompany receivables	143,624	3,539	(147,163)	—
Total assets	$1,852,022	$271,916	$(147,163)	$1,976,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,849	$6,237	$—	$29,086
Accrued liabilities	51,815	7,209	—	59,024
Lines of credit	665,750	1,958	—	667,708
Obligations under capital leases	37,957	317	—	38,274
Senior Notes	197,553	—	—	197,553
Deferred income taxes	199,826	19,775	—	219,601
Intercompany payables	—	8	(8)	—
Total liabilities	1,175,750	35,504	(8)	1,211,246
Commitments and contingencies
Stockholders' equity:
Common stock	491	—	—	491
Additional paid-in capital	584,447	147,999	(147,999)	584,447
Retained earnings	218,843	132,575	844	352,262
Accumulated other comprehensive loss	—	(44,162)	—	(44,162)
Treasury stock, at cost	(127,509)	—	—	(127,509)
Total stockholders' equity	676,272	236,412	(147,155)	765,529
Total liabilities and stockholders' equity	$1,852,022	$271,916	$(147,163)	$1,976,775

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$399,200	$80,883	$—	$480,083
Sales	23,509	2,990	—	26,499
Other	1,718	322	—	2,040
Total revenues	424,427	84,195	—	508,622
Costs and expenses:
Rental, selling and general expenses	258,799	50,495	—	309,294
Cost of sales	14,228	2,243	—	16,471
Restructuring expenses	6,015	5	—	6,020
Depreciation and amortization	56,548	7,186	—	63,734
Total costs and expenses	335,590	59,929	—	395,519
Income from operations	88,837	24,266	—	113,103
Other income (expense):
Interest income	10,613	2	(10,613)	2
Interest expense	(42,662)	(677)	10,613	(32,726)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(18)	—	(18)
Income before income tax provision	45,325	23,573	—	68,898
Income tax provision	18,729	2,921		21,650
Net income	$26,596	$20,652	$—	$47,248

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$26,596	$20,652	$—	$47,248
Other comprehensive loss:
Foreign currency translation adjustment, net of income tax provision of $106	—	(36,885)	—	(36,885)
Other comprehensive loss	—	(36,885)	—	(36,885)
Comprehensive income (loss)	$26,596	$(16,233)	$—	$10,363

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other comprehensive loss:
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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$26,596	$20,652	—	$47,248
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	5,498	664	—	6,162
Amortization of deferred financing costs	1,968	8	—	1,976
Amortization of long-term liabilities	116	—	—	116
Share-based compensation expense	7,126	273	—	7,399
Depreciation and amortization	56,548	7,186	—	63,734
Gain on sale of rental fleet	(5,014)	(458)	—	(5,472)
Loss on disposal of property, plant and equipment	1,131	154	—	1,285
Deferred income taxes	18,713	2,921	—	21,634
Tax shortfall on equity award transactions	(242)	—	—	(242)
Foreign currency transaction loss	—	18	—	18
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(23,543)	(3,778)	—	(27,321)
Inventories	(302)	900	—	598
Other assets	105	(45)	—	60
Accounts payable	(930)	1,169	—	239
Accrued liabilities	7,227	120	—	7,347
Intercompany	776	(776)	—	—
Net cash provided by operating activities	107,236	29,008	—	136,244
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	(7,359)	—	(16,565)
Additions to rental fleet, excluding acquisitions	(46,471)	(10,901)	—	(57,372)
Proceeds from sale of rental fleet	11,976	1,703	—	13,679
Additions to property, plant and equipment, excluding acquisitions	(22,402)	(8,257)	—	(30,659)
Proceeds from sale of property, plant and equipment	2,053	711	—	2,764
Net cash used in investing activities	(64,050)	(24,103)	—	(88,153)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(24,775)	(1,773)	—	(26,548)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(5,369)	—	—	(5,369)
Principal payments on capital lease obligations	(6,399)	(121)	—	(6,520)
Issuance of common stock	468	—	—	468
Dividend payments	(36,402)	—	—	(36,402)
Purchase of treasury stock	(11,290)	—	—	(11,290)
Net cash used in financing activities	(42,959)	(1,894)	—	(44,853)
Effect of exchange rate changes on cash	—	(714)	—	(714)
Net increase in cash	227	2,297	—	2,524
Cash and cash equivalents at beginning of year	1,033	580	—	1,613
Cash and cash equivalents at end of year	$1,260	$2,877	$—	$4,137

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2015

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	(15,603)	21,177	—	$5,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred financing costs write-off	931	—	—	931
Asset impairment charge and loss on divestiture, net	66,110	18		66,128
Non-cash restructuring expense, excluding share-based compensation	12,411	—	—	12,411
Provision for doubtful accounts	3,065	640	—	3,705
Amortization of deferred financing costs	3,073	58	—	3,131
Amortization of long-term liabilities	99	2	—	101
Share-based compensation expense	13,426	401	—	13,827
Depreciation and amortization	53,260	7,084	—	60,344
Gain on sale of rental fleet	(5,934)	(468)	—	(6,402)
Loss on disposal of property, plant and equipment	1,873	315	—	2,188
Deferred income taxes	(8,832)	3,203	—	(5,629)
Tax shortfall on equity award transactions	(166)	—	—	(166)
Foreign currency transaction loss	—	2	—	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,345)	(839)	—	(4,184)
Inventories	1,032	(87)	—	945
Other assets	(2)	(853)	—	(855)
Accounts payable	6,156	(1,551)	—	4,605
Accrued liabilities	(3,823)	(19)	—	(3,842)
Intercompany	1,305	(1,305)	—	—
Net cash provided by operating activities	125,036	27,778	—	152,814
Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	83,252	28	—	83,280
Cash paid for businesses acquired, net of cash acquired	(17,325)	(1,200)	—	(18,525)
Additions to rental fleet, excluding acquisitions	(52,366)	(22,366)	—	(74,732)
Proceeds from sale of rental fleet	14,777	2,088	—	16,865
Additions to property, plant and equipment, excluding acquisitions	(25,231)	(5,932)	—	(31,163)
Proceeds from sale of property, plant and equipment	8,985	875	—	9,860
Net cash provided by (used in) investing activities	12,092	(26,507)	—	(14,415)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(36,386)	(1,424)	—	(37,810)
Deferred financing costs	(4,683)		—	(4,683)
Principal payments on capital lease obligations	(4,173)	(80)	—	(4,253)
Issuance of common stock	1,703	—	—	1,703
Dividend payments	(33,700)	—	—	(33,700)
Purchase of treasury stock	(61,833)	—	—	(61,833)
Net cash used in financing activities	(139,072)	(1,504)	—	(140,576)
Effect of exchange rate changes on cash	—	51	—	51
Net decrease in cash	(1,944)	(182)	—	(2,126)
Cash and cash equivalents at beginning of year	2,977	762	—	3,739
Cash and cash equivalents at end of year	$1,033	$580	$—	$1,613

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2014

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$30,884	$13,502	$—	$44,386
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge, net	416	141	—	557
Provision for doubtful accounts	2,166	611	—	2,777
Amortization of deferred financing costs	2,769	60	—	2,829
Amortization of long-term liabilities	86	2	—	88
Share-based compensation expense	14,369	702	—	15,071
Depreciation and amortization	32,007	7,327	—	39,334
(Gain) loss on sale of rental fleet	(6,436)	704	—	(5,732)
Loss on disposal of property, plant and equipment	28	320	—	348
Deferred income taxes	21,398	4,026	—	25,424
Tax shortfall on equity award transactions	(15)	—	—	(15)
Foreign currency transaction loss	—	1	—	1
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(4,122)	(3,074)	—	(7,196)
Inventories	2,258	422	—	2,680
Other assets	(1,467)	68	—	(1,399)
Investment in subsidiaries	4,823	—	(4,823)	—
Accounts payable	(926)	203	—	(723)
Accrued liabilities	850	1,345	—	2,195
Intercompany	1,711	(1,711)	—	—
Net cash provided by operating activities	100,799	24,649	(4,823)	120,625
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(430,946)	—	—	(430,946)
Additions to rental fleet, excluding acquisitions	(16,525)	(10,754)	—	(27,279)
Proceeds from sale of rental fleet	19,214	3,839	—	23,053
Additions to property, plant and equipment, excluding acquisitions	(11,793)	(3,986)	—	(15,779)
Proceeds from sale of property, plant and equipment	3,688	511	—	4,199
Net cash used in investing activities	(436,362)	(10,390)	—	(446,752)
Cash Flows from Financing Activities:
Net borrowings (repayments) under lines of credit	395,127	(8,923)	—	386,204
Deferred financing costs	(719)	—	—	(719)
Principal payments on capital lease obligations	(1,929)	(27)	—	(1,956)
Issuance of common stock	3,642	—	—	3,642
Dividend payments	(31,384)	—	—	(31,384)
Purchase of treasury stock	(26,007)	—	—	(26,007)
Repayment of investment	—	(4,823)	4,823	—
Net cash provided by (used in) financing activities	338,730	(13,773)	4,823	329,780
Effect of exchange rate changes on cash	—	(1,170)	—	(1,170)
Net increase (decrease) in cash	3,167	(684)	—	2,483
Cash and cash equivalents at beginning of year	(190)	1,446	—	1,256
Cash and cash equivalents at end of year	$2,977	$762	$—	$3,739

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Subsequent Events

On January 31, 2017, the Board authorized and declared a cash dividend to all our common stockholders of $0.227 per share of common stock, payable on March 15, 2017 to stockholders of record as of the close of business March 1, 2017.  Each future quarterly dividend payment is subject to review and approval by the Board.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed by this item is incorporated herein by reference to the 2017 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

A description of our equity compensation plans approved by our shareholders is included in Note 9 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini Stockholders (1)	1,292	$33.00	1,980
Equity compensation plans not approved by Mobile Mini Stockholders (2)	2,000	31.45	—
Totals	3,292	$32.06	1,980

(1)

Of these shares, options to purchase 250 shares were outstanding under our Amended and Restated 1999 Stock Option Plan and options to purchase 1.3 million shares were outstanding under our Amended and Restated Equity Incentive Plan.

(2)

Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and CEO. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 30, 2016, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $30.25.

All other information required to be disclosed by this item is incorporated herein by reference to the 2017 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this item is incorporated herein by reference to the 2017 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this item is incorporated herein by reference to the 2017 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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

4.4

Indenture, dated as of May 9, 2016, by and among the Company, the subsidiary guarantors identified therein, and Deutsche Bank Trust Company Americas, as trustee, paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

Exhibit Number	Description

4.5

Registration Rights Agreement, dated as of May 9, 2016, by and among the Company, the subsidiary guarantors identified therein, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BNP Paribas Securities Corp., J.P. Morgan Securities LLC, BBVA Securities Inc., and Mitsubishi UFJ Securities (USA) Inc., as initial purchasers (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

10.4†

Amendment No. 1 to the Mobile Mini, Inc. Amended and Restated Equity Incentive Plan (effective as of March 11, 2016) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

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

10.8†

Amendment No. 3 to Employment Agreement, dated April 20, 2015, by and between Mobile Mini, Inc. and Mark Funk. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).

10.9†

Employment Agreement dated as of December 22, 2009, by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2009).

10.10†

Amendment No. 1 to Employment Agreement, effective December 21, 2012, by and between Mobile Mini, Inc. and Christopher J. Miner (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.11†

Amendment No. 2 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Christopher J. Miner. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015).

10.12†

Form of Indemnification Agreement between Mobile Mini, Inc. and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).

10.13

ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.14++

Schedules to the ABL Credit Agreement, dated February 22, 2012, among Mobile Mini, Deutsche Bank AG New York Branch and other Lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012).

Exhibit Number	Description

10.15†

Amended and Restated Executive Employment Agreement, effective as of January 14, 2016, by and between Mobile Mini, Inc. and Erik Olsson. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2016).

10.16†

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

10.20†

Employment Agreement dated August 16, 2013 by and between Mobile Mini, Inc. and Lynn Courville. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.21†

Amendment No. 1 to Employment Agreement, dated April 20, 2015 by and between Mobile Mini, Inc. and Lynn Courville. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.22

Amended and Restated ABL Credit Agreement, dated December 14, 2015, among Mobile Mini, Inc., Deutsche Bank AG New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.23++

Schedules to the Amended and Restated ABL Credit Agreement, dated December 14, 2015, between Mobile Mini, Inc., Deutsche Bank AG New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 5, 2016).

10.24

Asset Purchase Agreement, dated as of April 16, 2015, between New Acton Mobile Industries LLC and Mobile Mini, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 23, 2015).

10.25

Purchase Agreement, dated May 4, 2016, by and between the Company, and Deutsche Bank Securities Inc., as the representative of the several parties listed on Schedule II thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.26†*	Termination of Employment Contract and Mutual Release between Mobile Mini, Inc. and Lynn Courville, dated January 20, 2017.

21*	Subsidiaries of Mobile Mini, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document.

Exhibit Number	Description

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+

The schedules and exhibits in this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Mobile Mini agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

++

Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  The confidential information has been omitted and filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILE MINI, INC.

Date: February 2, 2017	By:	/s/ Erik Olsson
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

Date: February 2, 2017	By:	/s/ Erik Olsson
Erik Olsson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 2, 2017	By:	/s/ Mark E. Funk
Mark E. Funk Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 2, 2017	By:	/s/ Chad Ainsworth
Chad Ainsworth Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 2, 2017	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: February 2, 2017	By:	/s/ Sara R. Dial
Sara R. Dial, Director

Date: February 2, 2017	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 2, 2017	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 2, 2017	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 2, 2017	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 2, 2017	By:	/s/ Kimberly J. McWaters
Kimberly J. McWaters, Director

Date: February 2, 2017	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

10.26	Termination of Employment Contract and Mutual Release between Mobile Mini, Inc. and Lynn Courville.

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INC	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.