Form 10-Q
period 2017-03-31
MOBILE MINI INC
filed 2017-04-27
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 20, 2017, there were outstanding 44,204,002 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,609	$4,137
Receivables, net of allowance for doubtful accounts of $5,406 and $4,886 at March 31, 2017 and December 31, 2016, respectively	89,845	99,175
Inventories	16,439	15,412
Rental fleet, net	951,458	950,065
Property, plant and equipment, net	150,997	149,197
Other assets	15,701	14,930
Intangibles, net	66,802	68,420
Goodwill	704,235	703,558
Total assets	$2,003,086	$2,004,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$30,415	$27,388
Accrued liabilities	58,660	64,126
Lines of credit	638,827	641,160
Obligations under capital leases	50,824	50,704
Senior notes, net of deferred financing costs of $4,629 and $4,788 at March 31, 2017 and December 31, 2016, respectively	245,371	245,212
Deferred income taxes	226,908	240,690
Total liabilities	1,251,005	1,269,280
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,458 issued and 44,205 outstanding at March 31, 2017 and 49,292 issued and 44,295 outstanding at December 31, 2016	495	493
Additional paid-in capital	595,149	592,071
Retained earnings	381,419	362,896
Accumulated other comprehensive loss	(78,544)	(81,047)
Treasury stock, at cost, 5,253 and 4,997 shares at March 31, 2017 and December 31, 2016, respectively	(146,438)	(138,799)
Total stockholders' equity	752,081	735,614
Total liabilities and stockholders' equity	$2,003,086	$2,004,894

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental	$114,742	$117,356
Sales	7,978	6,891
Other	807	286
Total revenues	123,527	124,533
Costs and expenses:
Rental, selling and general expenses	78,359	76,302
Cost of sales	5,112	4,611
Restructuring expenses	899	2,248
Depreciation and amortization	15,264	15,177
Total costs and expenses	99,634	98,338
Income from operations	23,893	26,195
Other expense:
Interest expense	(8,402)	(8,484)
Foreign currency exchange	(9)	—
Income before income tax provision	15,482	17,711
Income tax provision	5,330	6,713
Net income	$10,152	$10,998
Earnings per share:
Basic	$0.23	$0.25
Diluted	0.23	0.25
Weighted average number of common and common share equivalents outstanding:
Basic	44,109	44,219
Diluted	44,341	44,335
Cash dividends declared per share	$0.23	$0.21

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$10,152	$10,998
Foreign currency translation adjustment	2,503	(3,713)
Comprehensive income	$12,655	$7,285

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,152	$10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,164	1,203
Amortization of deferred financing costs	515	468
Amortization of long-term liabilities	32	29
Share-based compensation expense	1,311	2,564
Depreciation and amortization	15,264	15,177
Gain on sale of rental fleet	(1,703)	(1,378)
Loss on disposal of property, plant and equipment	18	338
Deferred income taxes	4,943	6,560
Foreign currency transaction loss	9	—
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	8,384	1,628
Inventories	(1,020)	143
Other assets	(1,115)	(849)
Accounts payable	583	(2,506)
Accrued liabilities	(5,814)	906
Net cash provided by operating activities	32,723	35,281
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	—	(9,206)
Additions to rental fleet, excluding acquisitions	(10,006)	(10,884)
Proceeds from sale of rental fleet	4,622	3,970
Additions to property, plant and equipment, excluding acquisitions	(3,748)	(8,310)
Proceeds from sale of property, plant and equipment	68	840
Net cash used in investing activities	(9,064)	(23,590)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(2,334)	5,152
Deferred financing costs	(13)	(193)
Principal payments on capital lease obligations	(1,760)	(1,433)
Issuance of common stock	1,640	—
Dividend payments	(10,145)	(9,152)
Purchase of treasury stock	(7,639)	(7,084)
Net cash used in financing activities	(20,251)	(12,710)
Effect of exchange rate changes on cash	64	40
Net increase (decrease) in cash	3,472	(979)
Cash and cash equivalents at beginning of period	4,137	1,613
Cash and cash equivalents at end of period	$7,609	$634

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	13,671	3,878
Cash paid for income and franchise taxes	—	68
Equipment and other acquired through capital lease obligations	1,879	5,461
Capital expenditures accrued or payable	5,541	9,112

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Inc. - Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of storage solutions and tank and pump solutions. In these notes, the terms “Mobile Mini” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc.

At March 31, 2017, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 2, 2017.

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

(2) Impact of Recently Issued Accounting Standards

Business Combinations.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We anticipate implementing this standard on January 1, 2018 and applying the guidance prospectively to transactions after that date.

Intangibles – Goodwill and Other.  In January 2017, the FASB issued a standard requiring an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.  This standard is effective for annual and interim periods beginning after December 15, 2019.  Entities may early adopt the guidance for goodwill impairment tests with measurement dates after January 1, 2017.  We have not determined an adoption date and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Share-Based Compensation. In March 2016, the FASB issued a standard intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. We implemented this standard on January 1, 2017.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

This standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. As a result, utilizing the modified retrospective method, we recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $18.5 million in the opening balance sheet for 2017, with an offsetting increase to retained earnings. In addition, the standard allows us to make a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. We have chosen to record forfeitures as they occur and recorded an immaterial cumulative-effect adjustment to the opening balance sheet to reflect the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited. This standard also requires all excess tax benefits and tax deficiencies associated with the exercise of stock options and vesting of restricted stock to be recorded as income tax expense or benefit. Increases and decreases in the aggregate intrinsic value (or negative value) of such activity could introduce volatility in our effective tax rate. The remaining provisions of the new guidance did not have a material effect on our consolidated financial statements.

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted and the standard requires the use of a modified retrospective transition method. While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position.

Revenue from Contracts with Customers. In May 2014, the FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services and is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time.  The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method.

While we are continuing to assess all potential impacts of the standard, we currently believe the majority of our revenue, as it relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams will not be materially affected. Accordingly, we do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements. We expect to utilize the modified retrospective adoption and recognize the cumulative effect of initially applying the standard, if any, as an adjustment to the opening balance of retained earnings at the date of initial application.

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

At March 31, 2017 and December 31, 2016, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at March 31, 2017 and December 31, 2016 approximated their respective book values.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The fair value of our $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “Senior Notes” or “2024 Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these Senior Notes.  The Senior Notes are presented on the balance sheet net of deferred financing costs. The gross carrying value and the fair value of our Senior Notes are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	259,375	258,750

(4) Earnings Per Share

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$10,152	$10,998
Denominator:
Weighted average shares outstanding - basic	44,109	44,219
Dilutive effect of share-based awards	232	116
Weighted average shares outstanding - diluted	44,341	44,335
Earnings per share:
Basic	$0.23	$0.25
Diluted	0.23	0.25

Basic weighted average number of common shares outstanding does not include restricted stock awards of 0.3 million shares as of both March 31, 2017 and 2016.

The following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Stock options	2,221	3,153
Restricted share awards	74	19
Total	2,295	3,172

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(5) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$12,669	$12,908
Work-in-process	41	31
Finished units	3,729	2,473
Inventories	$16,439	$15,412

(6) Rental Fleet

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

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2016, management estimates that the net orderly liquidation appraisal value as of March 31, 2017 was approximately $1.1 billion.  Our net book value for this fleet as of March 31, 2017 was $951.5 million.

Depreciation expense related to our rental fleet for the three months ended March 31, 2017 and 2016 was $7.5 million and $8.1 million, respectively. At March 31, 2017, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at March 31, 2017 and December 31, 2016:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	March 31, 2017	December 31, 2016
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$627,496	$625,094
Steel ground level offices	55	30	349,256	347,574
Other			7,415	4,430
Total			984,167	977,098
Accumulated depreciation			(155,093)	(151,238)
Total Storage Solutions fleet, net			$829,074	$825,860
Tank & Pump Solutions:
Steel tanks		25	$62,573	$61,955
Roll-off boxes		15 - 20	28,727	28,743
Stainless steel tank trailers		25	29,093	29,150
Vacuum boxes		20	11,505	11,512
De-watering boxes		20	5,625	5,429
Pumps and filtration equipment		7	13,684	13,690
Other			6,677	6,150
Total			157,884	156,629
Accumulated depreciation			(35,500)	(32,424)
Total Tank & Pump Solutions fleet, net			$122,384	$124,205
Total rental fleet, net			$951,458	$950,065

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(7) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the three months ended March 31, 2017 and 2016 was $6.1 million and $5.5 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

Property, plant and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	March 31, 2017	December 31, 2016
			(In thousands)
Land			$3,803	$3,789
Vehicles and machinery	0 - 55%	5 - 30	135,288	131,584
Buildings and improvements (1)	0 - 25	3 - 30	23,138	22,750
Furniture, office and computer equipment	—	3 - 10	67,025	63,969
Property, plant and equipment			229,254	222,092
Accumulated depreciation			(78,257)	(72,895)
Property, plant and equipment, net			$150,997	$149,197

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of March 31, 2017 and December 31, 2016, we had $37.4 million and $35.0 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(8) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $704.2 million total goodwill at March 31, 2017, $468.5 million related to the North America Storage Solutions segment, $54.5 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2017 to March 31, 2017 (in thousands):

Balance at January 1, 2017	$703,558
Foreign currency	660
Adjustments	17
Balance at March 31, 2017	$704,235

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2017			December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,546	$(30,081)	$62,465	$92,515	$(28,729)	$63,786
Trade names/trademarks	5 - 10	5,900	(2,593)	3,307	5,892	(2,364)	3,528
Non-compete agreements	5	1,886	(888)	998	1,886	(813)	1,073
Other	20	59	(27)	32	59	(26)	33
Total		$100,391	$(33,589)	$66,802	$100,352	$(31,932)	$68,420

Amortization expense for amortizable intangibles was approximately $1.6 million for both three-month periods ended March 31, 2017 and 2016.  Based on the carrying value at March 31, 2017, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2017 (remaining)	$4,894
2018	6,379
2019	6,286
2020	5,134
2021	4,902
Thereafter	39,207
Total	$66,802

(9) Debt

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.  The obligations of Mobile Mini and its subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of March 31, 2017, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine the amount the Company may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of March 31, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

Senior Notes

On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our 7.875% senior notes due 2020 (“2020 Notes”) at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

The 2024 Notes bear interest at a rate of 5.875% per year have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Obligations Under Capital Leases

At March 31, 2017 and December 31, 2016, obligations under capital leases for certain real property, transportation, technology and office related equipment were $50.8 million and $50.7 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at March 31, 2017 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2017 (remaining)	$—	$—	$5,730	$5,730
2018	—	—	7,180	7,180
2019	—	—	7,533	7,533
2020	638,827	—	8,754	647,581
2021	—	—	8,604	8,604
Thereafter	—	250,000	13,023	263,023
Total	$638,827	$250,000	$50,824	$939,651

(10) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of March 31, 2017, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2013, to examination for any U.S. state taxing authority prior to 2011, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.  Our effective income tax rate decreased to 34.4% for the three months ended March 31, 2017, compared to 37.9% for the prior-year quarter.  This decrease in the effective tax rate was primarily due to stock compensation related items recorded discretely in the prior year quarter.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

(11) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of March 31, 2017, 2.0 million shares are available for future grants, assuming performance-based options vest at their target amount.  Generally stock options have contractual terms of ten years.

For the quarters ended March 31, 2017 and 2016, expense related to share-based compensation was $1.3 million and $2.6 million, respectively.  This expense was included in rental, selling and general expenses for each quarter.  As of March 31, 2017, total unrecognized compensation cost related to stock option awards was approximately $4.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of March 31, 2017, the unrecognized compensation cost related to restricted stock awards was approximately $7.2 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for the each of the three-month periods ended March 31:

	2017	2016
Risk-free interest rate	1.9%	1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	35.4%	36.7%
Expected dividend rate	2.8%	3.1%

The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,292	$32.06
Granted	398	32.55
Canceled/Expired	(188)	27.19
Exercised	(79)	20.88
Options outstanding, end of period	3,423	32.64

A summary of stock options outstanding as of March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,423	$32.64	6.82	$4,932
Exercisable	2,590	32.96	6.06	3,584

The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 was approximately $903,000 and the weighted average fair value of stock options granted during the three months ended March 31, 2017 was $8.33.

The option awards granted in 2017 will vest based upon the achievement of specified performance criteria related to fiscal 2017, 2018 and 2019. In addition, included in options outstanding at the end of the period are 326,000 options granted in 2016 that will vest based upon the achievement of specified performance criteria related to fiscal 2017 and 2018. Such awards have been granted assuming a target number of options. However, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero. The tables present the options at their target amount.  Included in the table above are cancellations of approximately 173,000 options granted in previous years subject to performance criteria.  These awards were canceled during the current-year period due to vesting at less than 100% of the target award.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	243	$30.27
Awarded	102	32.55
Released	(75)	31.03
Forfeited	(15)	31.30
Restricted stock awards at end of period	255	30.90

The restricted stock awards that vested during the three months ended March 31, 2017 had an aggregate grant date fair value of $2.3 million and an aggregate vesting date fair value of $2.2 million.

(12) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expenses during the three-month period ended March 31, 2017 resulted primarily from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in prior year plans but were not accruable at the time of the previous charges. Of the $0.9 million of restructuring expenses recognized in the three months ended March 31, 2017, approximately $0.5 million of costs related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to the divesture of our wood mobile office business. Of the $2.2 million of restructuring expense recognized in the three months ended March 31, 2016 approximately $1.3 million related to the integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership and the remaining costs largely relate to the abandonment of yards related to the divestiture of our wood mobile office business.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2016 and the three-month period ended March 31, 2017:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2016	$—	$1,245	$495	$2	$1,742
Restructuring expense	109	1,006	3,453	1,452	6,020
Settlement of obligations	(109)	(1,856)	(3,580)	(1,454)	(6,999)
Accrued obligations as of December 31, 2016	—	395	368	—	763
Restructuring expense	—	—	516	383	899
Settlement of obligations	—	(218)	(549)	(351)	(1,118)
Accrued obligations as of March 31, 2017	$—	$177	$335	$32	$544

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$—	$106
Severance and benefits	—	72
Lease abandonment costs	516	736
Other costs	383	1,334
Restructuring expenses	$899	$2,248

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(13) Commitments and Contingencies

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

(14) Stockholders’ Equity

Dividends

On January 31, 2017, the Board authorized and declared a cash dividend to all our common stockholders of $0.227 per share of common stock.  These dividends were payable on March 15, 2017 to stockholders of record as of the close of business on March 1, 2017.  Each future quarterly dividend payment is subject to review and approval by the Board. Our Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the three months ended March 31, 2017, we purchased approximately 0.2 million shares of our common stock at a cost of $7.0 million under the authorized share repurchase program. Approximately $71.2 million is available for repurchase as of March 31, 2017.  In addition, during the three months ended March 31, 2017, we withheld approximately 21,000 shares of stock from employees, for an approximate value of $0.6 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the three months ended March 31, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program and withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.3 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

(15) Segment Reporting

Our operations are comprised of three reportable segments: North American Storage Solutions, U.K. Storage Solutions and Tank & Pump Solutions.  Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $102.6 million and $103.1 million for the three months ended March 31, 2017 and 2016, respectively.

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended March 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$75,566	$18,240	$93,806	$20,936	$114,742
Sales	4,877	1,987	6,864	1,114	7,978
Other	564	109	673	134	807
Total revenues	81,007	20,336	101,343	22,184	123,527
Costs and expenses:
Rental, selling and general expenses	50,000	12,225	62,225	16,134	78,359
Cost of sales	3,008	1,593	4,601	511	5,112
Restructuring expenses	901	—	901	(2)	899
Depreciation and amortization	7,513	1,670	9,183	6,081	15,264
Total costs and expenses	61,422	15,488	76,910	22,724	99,634
Income (loss) from operations	$19,585	$4,848	$24,433	$(540)	$23,893
Interest expense, net of interest income	$5,568	$126	$5,694	$2,708	$8,402
Income tax provision (benefit)	5,608	737	6,345	(1,015)	5,330
Capital expenditures for additions to rental fleet, excluding acquisitions	4,865	3,429	8,294	1,712	10,006

	For the Three Months Ended March 31, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$74,013	$19,715	$93,728	$23,628	$117,356
Sales	4,448	844	5,292	1,599	6,891
Other	213	54	267	19	286
Total revenues	78,674	20,613	99,287	25,246	124,533
Costs and expenses:
Rental, selling and general expenses	48,388	12,466	60,854	15,448	76,302
Cost of sales	2,758	641	3,399	1,212	4,611
Restructuring expenses	2,182	—	2,182	66	2,248
Depreciation and amortization	6,427	1,711	8,138	7,039	15,177
Total costs and expenses	59,755	14,818	74,573	23,765	98,338
Income from operations	$18,919	$5,795	$24,714	$1,481	$26,195
Interest expense, net of interest income	$5,648	$131	$5,779	$2,705	$8,484
Income tax provision	5,406	1,068	6,474	239	6,713
Capital expenditures for additions to rental fleet, excluding acquisitions	4,580	4,170	8,750	2,134	10,884

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of March 31, 2017:
Goodwill	$468,501	$54,518	$523,019	$181,216	$704,235
Intangibles	1,804	809	2,613	64,189	66,802
Rental fleet	689,040	140,034	829,074	122,384	951,458
As of December 31, 2016:
Goodwill	$468,464	$53,878	$522,342	$181,216	$703,558
Intangibles	1,959	899	2,858	65,562	68,420
Rental fleet	688,477	137,383	825,860	124,205	950,065

Included in the table above are assets in the U.S. of $1.5 billion as of both March 31, 2017 and December 31, 2016.

(16) Subsequent Events

Declaration of Quarterly Dividend

On April 26, 2017, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.227 per share of common stock, payable on May 31, 2017, to all stockholders of record as of the close of business on May 17, 2017.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,177	$6,432	$—	$7,609
Receivables, net	70,665	19,180	—	89,845
Inventories	14,706	1,733	—	16,439
Rental fleet, net	802,321	149,137	—	951,458
Property, plant and equipment, net	131,357	19,640	—	150,997
Other assets	13,424	2,277	—	15,701
Intangibles, net	65,961	841	—	66,802
Goodwill	645,126	59,109	—	704,235
Intercompany receivables	145,944	4,399	(150,343)	—
Total assets	$1,890,681	$262,748	$(150,343)	$2,003,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,035	$8,380	$—	$30,415
Accrued liabilities	50,736	7,924	—	58,660
Lines of credit	638,827	—	—	638,827
Obligations under capital leases	50,655	169	—	50,824
Senior Notes, net	245,371	—	—	245,371
Deferred income taxes	209,876	17,032	—	226,908
Intercompany payables	565	1,779	(2,344)	—
Total liabilities	1,218,065	35,284	(2,344)	1,251,005
Commitments and contingencies
Stockholders' equity:
Common stock	495	—	—	495
Additional paid-in capital	595,149	147,999	(147,999)	595,149
Retained earnings	223,410	158,009	—	381,419
Accumulated other comprehensive loss	—	(78,544)	—	(78,544)
Treasury stock, at cost	(146,438)	—	—	(146,438)
Total stockholders' equity	672,616	227,464	(147,999)	752,081
Total liabilities and stockholders' equity	$1,890,681	$262,748	$(150,343)	$2,003,086

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,260	$2,877	$—	$4,137
Receivables, net	80,476	18,699	—	99,175
Inventories	14,526	886	—	15,412
Rental fleet, net	803,553	146,512	—	950,065
Property, plant and equipment, net	129,458	19,739	—	149,197
Other assets	13,189	1,741	—	14,930
Intangibles, net	67,487	933	—	68,420
Goodwill	645,126	58,432	—	703,558
Intercompany receivables	146,016	4,513	(150,529)	—
Total assets	$1,901,091	$254,332	$(150,529)	$2,004,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$20,218	$7,170	$—	$27,388
Accrued liabilities	57,025	7,101	—	64,126
Lines of credit	640,975	185	—	641,160
Obligations under capital leases	50,507	197	—	50,704
Senior Notes, net	245,212	—	—	245,212
Deferred income taxes	224,212	16,478	—	240,690
Intercompany payables	384	2,146	(2,530)	—
Total liabilities	1,238,533	33,277	(2,530)	1,269,280
Commitments and contingencies
Stockholders' equity:
Common stock	493	—	—	493
Additional paid-in capital	592,071	147,999	(147,999)	592,071
Retained earnings	208,793	154,103	—	362,896
Accumulated other comprehensive loss	—	(81,047)	—	(81,047)
Treasury stock, at cost	(138,799)	—	—	(138,799)
Total stockholders' equity	662,558	221,055	(147,999)	735,614
Total liabilities and stockholders' equity	$1,901,091	$254,332	$(150,529)	$2,004,894

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$95,943	$18,799	$—	$114,742
Sales	5,951	2,027	—	7,978
Other	696	111	—	807
Total revenues	102,590	20,937	—	123,527
Costs and expenses:
Rental, selling and general expenses	65,581	12,778	—	78,359
Cost of sales	3,487	1,625	—	5,112
Restructuring expenses	899	—	—	899
Depreciation and amortization	13,508	1,756	—	15,264
Total costs and expenses	83,475	16,159	—	99,634
Income from operations	19,115	4,778	—	23,893
Other income (expense):
Interest income	2,650	—	(2,650)	—
Interest expense	(10,926)	(126)	2,650	(8,402)
Foreign currency exchange	—	(9)	—	(9)
Income before income tax provision	10,839	4,643	—	15,482
Income tax provision	4,593	737	—	5,330
Net income	$6,246	$3,906	$—	$10,152

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,246	$3,906	$—	$10,152
Foreign currency translation adjustment	—	2,503	—	2,503
Comprehensive income	$6,246	$6,409	$—	$12,655

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

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

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,246	$3,906	$—	$10,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,043	121	—	1,164
Amortization of deferred financing costs	515	—	—	515
Amortization of long-term liabilities	32	—	—	32
Share-based compensation expense	1,245	66	—	1,311
Depreciation and amortization	13,508	1,756	—	15,264
Gain on sale of rental fleet units	(1,349)	(354)	—	(1,703)
Loss on disposal of property, plant and equipment	7	11	—	18
Deferred income taxes	4,592	351	—	4,943
Foreign currency loss	—	9	—	9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	8,769	(385)	—	8,384
Inventories	(180)	(840)	—	(1,020)
Other assets	(586)	(529)	—	(1,115)
Accounts payable	(415)	998	—	583
Accrued liabilities	(6,562)	748	—	(5,814)
Intercompany	239	(239)	—	—
Net cash provided by operating activities	27,104	5,619	—	32,723
Cash flows from investing activities:
Additions to rental fleet	(6,514)	(3,492)	—	(10,006)
Proceeds from sale of rental fleet units	2,864	1,758	—	4,622
Additions to property, plant and equipment	(3,546)	(202)	—	(3,748)
Proceeds from sale of property, plant and equipment	46	22	—	68
Net cash used in investing activities	(7,150)	(1,914)	—	(9,064)
Cash flows from financing activities:
Net repayments under lines of credit	(2,148)	(186)	—	(2,334)
Deferred financing costs	(13)	—	—	(13)
Principal payments on capital lease obligations	(1,732)	(28)	—	(1,760)
Issuance of common stock	1,640	—	—	1,640
Dividend payments	(10,145)	—	—	(10,145)
Purchase of treasury stock	(7,639)	—	—	(7,639)
Net cash used in financing activities	(20,037)	(214)	—	(20,251)
Effect of exchange rate changes on cash	—	64	—	64
Net (decrease) increase in cash	(83)	3,555	—	3,472
Cash and cash equivalents at beginning of period	1,260	2,877	—	4,137
Cash and cash equivalents at end of period	$1,177	$6,432	$—	$7,609

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,445	$4,553	$—	$10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,155	48	—	1,203
Amortization of deferred financing costs	460	8	—	468
Amortization of long-term liabilities	29	—	—	29
Share-based compensation expense	2,473	91	—	2,564
Depreciation and amortization	13,377	1,800	—	15,177
Gain on sale of rental fleet units	(1,227)	(151)	—	(1,378)
Loss on disposal of property, plant and equipment	287	51	—	338
Deferred income taxes	5,493	1,067	—	6,560
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	3,509	(1,881)	—	1,628
Inventories	(291)	434	—	143
Other assets	(721)	(128)	—	(849)
Accounts payable	(4,191)	1,685	—	(2,506)
Accrued liabilities	1,219	(313)	—	906
Intercompany	450	(450)	—	—
Net cash provided by operating activities	28,467	6,814	—	35,281
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet	(6,686)	(4,198)	—	(10,884)
Proceeds from sale of rental fleet units	3,278	692	—	3,970
Additions to property, plant and equipment	(5,619)	(2,691)	—	(8,310)
Proceeds from sale of property, plant and equipment	640	200	—	840
Net cash used in investing activities	(17,593)	(5,997)	—	(23,590)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	6,492	(1,340)	—	5,152
Deferred financing costs	(193)	—	—	(193)
Principal payments on capital lease obligations	(1,401)	(32)	—	(1,433)
Dividend payments	(9,152)	—	—	(9,152)
Purchase of treasury stock	(7,084)	—		(7,084)
Net cash used in financing activities	(11,338)	(1,372)	—	(12,710)
Effect of exchange rate changes on cash	—	40	—	40
Net decrease in cash	(464)	(515)	—	(979)
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$569	$65	$—	$634

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 93% of our total revenues for the three months ended March 31, 2017.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business (including our acquired subsidiaries Evergreen Tank Solutions and Water Movers) as “Mobile Mini Tank & Pump Solutions”.  As of March 31, 2017, our network of locations included 123 Storage Solutions locations, 18 Tank & Pump Solutions locations and 15 combined locations.  Our Storage Solutions fleet consists of approximately 210,900 units and our Tank & Pump Solutions fleet consists of approximately 12,000 units.

Business Environment and Outlook.  Approximately 65% of our consolidated rental revenue during the twelve-month period ended March 31, 2017 was derived from our North American Storage Solutions business, 16% was derived from our U.K. Storage Solutions business and 19% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 45% of our consolidated rental revenue, is forecasted for continued growth in 2017.  While less than 3% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

Accounting and Operating Overview

Our principal operating revenues and expenses are:

Revenues:

•	Rental revenues include all rent and ancillary revenues we receive for our rental fleet.
•	Sales revenues consist primarily of sales of new and used fleet and, to a lesser extent, parts and supplies sold to customers.

Costs and expenses:

•

Rental, selling and general expenses include, among other expenses, payroll and payroll-related costs (including share-based compensation and commissions for our sales team), fleet transportation and fuel costs, repair and maintenance costs for our rental fleet and transportation equipment, real estate lease expense, insurance costs, and general corporate expenses.

•

Cost of sales is the net book value of the units that were sold during the reported period and includes both our cost to buy, transport, remanufacture and modify used containers and our cost to manufacture Storage Solutions units and other structures.  To a lesser extent, cost of sales includes parts and supplies sold to Tank & Pump Solutions customers.

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

The table below outlines the composition of our Storage Solutions rental fleet at March 31, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$627,496	178,866	64%	85%
Steel ground level offices	349,256	30,484	35	14
Other	7,415	1,543	1	1
Storage Solutions rental fleet	984,167	210,893	100%	100%
Accumulated depreciation	(155,093)
Storage Solutions rental fleet, net	$829,074

The table below outlines the composition of our Tank & Pump Solutions rental fleet at March 31, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$62,573	3,081	40%	26%
Roll-off boxes	28,727	5,388	18	45
Stainless steel tank trailers	29,093	666	18	6
Vacuum boxes	11,505	1,241	7	10
Dewatering boxes	5,625	657	4	5
Pumps and filtration equipment	13,684	1,005	9	8
Other	6,677	n/a
Tank & Pump Solutions rental fleet	157,884	12,038	100%	100%
Accumulated depreciation	(35,500)
Tank & Pump Solutions rental fleet, net	$122,384

We are a capital-intensive business.  Therefore, in addition to focusing on measurements calculated in accordance with GAAP, we focus on EBITDA, adjusted EBITDA and free cash flow to measure our operating results.  EBITDA, adjusted EBITDA and the resultant margins, and free cash flow are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  We also evaluate our operations on a constant currency basis. These reconciliations and a description of the limitations of these measures are included below.

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except percentages)
Net income	$10,152	$10,998
Interest expense	8,402	8,484
Income tax provision	5,330	6,713
Depreciation and amortization	15,264	15,177
EBITDA	39,148	41,372
Share-based compensation expense (1)	1,311	2,564
Restructuring expenses (2)	899	2,248
Acquisition-related expenses (3)	88	—
Other	242	—
Adjusted EBITDA	$41,688	$46,184
EBITDA margin	31.7%	33.2%
Adjusted EBITDA margin	33.7	37.1

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$32,723	$35,281
Interest paid	13,671	3,878
Income and franchise taxes paid	—	68
Share-based compensation expense (1)	(1,311)	(2,564)
Gain on sale of rental fleet	1,703	1,378
Loss on disposal of property, plant and equipment	(18)	(338)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(9,548)	(2,831)
Inventories	1,020	(143)
Other assets	1,115	849
Accounts payable and accrued liabilities	(207)	5,794
EBITDA	$39,148	$41,372

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. For more information, see Note 11 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

The Company has undergone restructuring actions to align its business operations.  These activities materially change the scope of the business or the manner in which the business is conducted.  For more information, see Note 12 “Restructuring” to the accompanying condensed consolidated financial statements.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$32,723	$35,281
Additions to rental fleet, excluding acquisitions	(10,006)	(10,884)
Proceeds from sale of rental fleet	4,622	3,970
Additions to property, plant and equipment, excluding acquisitions	(3,748)	(8,310)
Proceeds from sale of property, plant and equipment	68	840
Net capital expenditures, excluding acquisitions	(9,064)	(14,384)
Free cash flow	$23,659	$20,897

Constant Currency.  We calculate the effect of currency fluctuations on current periods by translating the results for our business in the U.K. during the current period using the average exchange rates from the same period in the prior year. We present constant currency information to provide useful information to assess our underlying business excluding the effect of material foreign currency rate fluctuations.  The table below shows certain financial information as calculated on a constant currency basis:

	Three Months Ended March 31, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental Revenues	$117,598	$114,742	$2,856
Rental, selling and general expenses	80,273	78,359	1,914
Adjusted EBITDA	42,733	41,688	1,045

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$114,742	$117,356	92.9%	94.2%	$(2,614)	(2.2)%
Sales	7,978	6,891	6.5	5.5	1,087	15.8
Other	807	286	0.7	0.2	521	182.2
Total revenues	123,527	124,533	100.0	100.0	(1,006)	(0.8)
Costs and expenses:
Rental, selling and general expenses	78,359	76,302	63.4	61.3	2,057	2.7
Cost of sales	5,112	4,611	4.1	3.7	501	10.9
Restructuring expenses	899	2,248	0.7	1.8	(1,349)	(60.0)
Depreciation and amortization	15,264	15,177	12.4	12.2	87	0.6
Total costs and expenses	99,634	98,338	80.7	79.0	1,296	1.3
Income from operations	23,893	26,195	19.3	21.0	(2,302)	(8.8)
Other income (expense):
Interest expense	(8,402)	(8,484)	(6.8)	(6.8)	82	(1.0)
Foreign currency exchange	(9)	—	—	—	(9)	n/a
Income before income tax provision	15,482	17,711	12.5	14.2	(2,229)
Income tax provision	5,330	6,713	4.3	5.4	(1,383)
Net income	$10,152	$10,998	8.2%	8.8%	$(846)

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA	$39,148	$41,372	31.7%	33.2%	$(2,224)	(5.4)%
Adjusted EBITDA	41,688	46,184	33.7	37.1	(4,496)	(9.7)
Free Cash Flow	23,659	20,897	19.2	16.8	2,762	13.2

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$93,806	$93,728	$78	0.1%
Sales	6,864	5,292	1,572	29.7
Other	673	267	406	152.1
Total revenues	$101,343	$99,287	$2,056	2.1

	Tank & Pump Solutions
	Three Months Ended March 31,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$20,936	$23,628	$(2,692)	(11.4)%
Sales	1,114	1,599	(485)	(30.3)
Other	134	19	115	605.3
Total revenues	$22,184	$25,246	$(3,062)	(12.1)

Of the $123.5 million of total revenues for the three months ended March 31, 2017, $101.3 million, or 82.0% related to Storage Solutions business and $22.2 million, or 18.0%, related to Tank & Pump Solutions business.  In the three-month period ended March 31, 2016, $99.3 million, or 79.7% related to Storage Solutions business and $25.2 million, or 20.3% related to Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased slightly during the current-year period as compared to the prior-year period.  However, adjusted for the unfavorable change in currency translation rates as well as one less day in the current-year quarter, Storage Solutions rental revenue increased approximately 4.3%, as compared to the prior-year quarter.  This increase was driven by a 2.6% increase in year-over-year rental rates and a 3.2% increase in units on rent. Adjusted for the unfavorable currency effect as well as one less day in the current-year quarter, yield (calculated as rental revenues divided by average units on rent) increased approximately 1.0% as compared to the prior-year quarter, largely driven by the rate increase.

Rental revenues within the Tank & Pump Solutions business decreased $2.7 million, or 11.4%, for the three-month period ended March 31, 2017, as compared to the prior-year period. This decline was primarily due to fewer infrastructure projects in our pump business.  Downstream revenue decreased slightly in the current-year quarter due to decreases at one of our largest customers, which we expect to be temporary. Upstream revenue was down in the current-year quarter as compared to the prior-year quarter, but has stabilized as compared to the quarter ended December 31, 2016.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the quarter ended March 31, 2017 increased $1.6 million, or 29.7%, to $6.9 million, compared to $5.3 million in the prior-year period. Tank & Pump Solutions sales revenue for the quarter ended March 31, 2017 decreased $0.5 million to $1.1 million, compared to $1.6 million in the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$62,225	$60,854	$1,371	2.3%
Cost of sales	4,601	3,399	1,202	35.4
Restructuring expenses	901	2,182	(1,281)	n/a
Depreciation and amortization	9,183	8,138	1,045	12.8
Total costs and expenses	$76,910	$74,573	$2,337	3.1

	Tank & Pump Solutions
	Three Months Ended March 31,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$16,134	$15,448	$686	4.4%
Cost of sales	511	1,212	(701)	(57.8)
Restructuring expenses	(2)	66	(68)	n/a
Depreciation and amortization	6,081	7,039	(958)	(13.6)
Total costs and expenses	$22,724	$23,765	$(1,041)	(4.4)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended March 31, 2017 of $78.4 million increased $2.1 million, or 2.7%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 63.4% for the three months ended March 31, 2017, which was an increase from 61.3% in the prior-year period.

Within the Storage Solutions business, rental, selling and general expenses for the three months ended March 31, 2017 increased $1.4 million, or 2.3%, from the prior-year period. Adjusted for the effect of the change in currency translation rates, rental, selling, general and administrative expenses increased 5.4%. The increase is largely due to higher incentive compensation in the current-year period as compared to the prior-year period, and to a lesser extent, higher transportation costs and fleet repairs and maintenance due to increased rental activity.  In addition, we had increased costs associated with the operation of our new enterprise resource planning (“ERP”) system.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $0.7 million, or 4.4%, in the current-year quarter, as compared to the prior-year quarter.  The increase is largely due to higher fleet repairs and maintenance and allocated overhead costs.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.6 million and $3.4 million in the quarters ended March 31, 2017 and 2016, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.3 million and $1.9 million for the three-month periods ended March 31, 2017 and 2016, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.0% in the quarter ended March 31, 2017 and 35.8% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.5 million and $1.2 million in the quarters ended March 31, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $0.6 million and $0.4 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Restructuring. Included in restructuring expenses for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.9 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards. Also included in restructuring expenses for the three months ended March 31, 2017 and 2016 were approximately $0.4 million and $1.3 million, respectively, of expenses related to the integration of our wholly owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $15.3 million for the three months ended March 31, 2017 was consistent with the prior-year period.

Interest Expense. Interest expense was $8.4 million for the three months ended March 31, 2017 and $8.5 million in the prior-year period. Our average debt outstanding in the quarter ended March 31, 2017 was $933.3 million, as compared to $909.9 million in the prior-year quarter. The weighted average interest rate on our debt was 3.4% and 3.5% for the three-month periods ended March 31, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.6% and 3.7% for the three-month periods ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes. During the quarter ended March 31, 2017, we had a $5.3 million provision for income taxes, compared to $6.7 million in the prior-year quarter. Our effective income tax rate decreased to 34.4% for the three months ended March 31, 2017, compared to 37.9% for the prior-year quarter.  This decrease in the effective tax rate was primarily due to stock compensation related items recorded discretely in the prior year quarter.

Net Income. As a result of the income statement activity discussed above, we had net income of $10.2 million for the three months ended March 31, 2017, compared to net income of $11.0 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended March 31, 2017, we realized adjusted EBITDA of $41.7 million, a decrease of $4.5 million, or 9.7%, as compared to adjusted EBITDA of $46.2 million in the prior-year period. Growth in our Storage Solutions business revenue was offset by decreased revenue in the Tank & Pump Solutions business, overall increased rental, selling, general and administrative costs primarily driven by increased incentive compensation in the current-year quarter and an unfavorable currency exchange rate. Our adjusted EBITDA margins were 33.7% and 37.1% for the quarters ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, adjusted EBITDA related to the Storage Solutions business decreased $1.4 million, or 3.8%, to $36.1 million from $37.5 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $3.1 million, or 35.4%, to $5.6 million during the three months ended March 31, 2017 from $8.7 million during the prior-year period. Adjusted EBITDA margins for the quarter ended March 31, 2017 were 35.6% for the Storage Solutions business and 25.2% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016 of $32.7 million and $35.3 million, respectively, resulted in free cash flow of $23.7 million and $20.9 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

Revolving Credit Facility. The Credit Agreement provides for a five-year, $1.0 billion first lien senior secured revolving credit facility maturing on or before December 14, 2020. The Credit Agreement also provides for the issuance of irrevocable standby letters of credit by U.S.-based lenders in amounts totaling up to $50.0 million, by U.K.-based lenders in amounts totaling up to $20.0 million, and by Canadian-based lenders in amounts totaling up to $20.0 million.

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2017, we had $638.8 million of borrowings outstanding and $356.7 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of March 31, 2017 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus an applicable margin, or (ii) the prime rate plus an applicable margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  The margins in effect as of March 31, 2017 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of our eligible accounts receivable, eligible rental fleet (including units held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the Net Orderly Liquidation Value, as defined in the Credit Agreement, is included in the borrowing base to determine the amount we may borrow under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of March 31, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Senior Notes. The 2024 Notes, issued on May 9, 2016, bear interest at a rate of 5.875% per year, have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Operating Activities. Net cash provided by operating activities was $32.7 million for the three months ended March 31, 2017, compared to $35.3 million in the prior-year period, a decrease of $2.6 million. The $2.6 million decrease in net cash provided by operating activities resulted from lower income and a net decrease related to non-cash items, offset by a net increase related to changes in certain assets and liability accounts.

Total net adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31, 2017 and 2016 resulted in increases of $21.6 million and $25.0 million, respectively. The decrease was primarily due to lower share-based compensation and deferred taxes in the current-year period, as compared to the prior-year period.

The change in certain asset and liability accounts resulted in cash inflow of $1.0 million in the current-year period, compared to a $0.7 million outflow in the prior-year period.  The current period includes an inflow of $8.4 million from receivables, offset by a $5.8 million outflow related to accrued liabilities.  As of December 31, 2016, our receivables were larger than normal due to the implementation of our ERP system, as well as changes in the invoicing process instituted in 2016 by one of our largest customers. The cash outflow for accrued liabilities as of March 31, 2017 related to interest payments on the 2024 Notes, which are payable in January and July, as compared to the 2020 Notes, for which interest payments were payable in June and December.  Other changes in asset and liability accounts were primarily due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $9.1 million for the three months ended March 31, 2017, compared to $23.6 million for the three months ended March 31, 2016. There were no acquisitions in the current-year period, compared to $9.2 million of cash paid for a business acquisition in the three months ended March 31, 2016. The remaining $5.3 million decrease in net cash used in investing activities in the current-year period, as compared to the prior-year period, resulted from decreased net expenditures for long-lived assets during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Rental fleet capital expenditures were $10.0 million, and proceeds from sales were $4.6 million during the three months ended March 31, 2017, as compared to rental fleet capital expenditures of $10.9 million and proceeds from sales of $4.0 million during the three months ended March 31, 2016. Of the $10.0 million in capital expenditures for rental fleet during the current-year period, $4.9 million related to our North America Storage Solutions business, $3.4 million related to our U.K. Storage Solutions business and $1.7 million related to the Tank & Pump Solutions business. Of the $10.9 million in capital expenditures for rental fleet during the prior-year period, $4.6 million related to our North America Storage Solutions business, $4.2 million related to our U.K. Storage Solutions business and $2.1 million related to the Tank & Pump Solutions business. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross capital expenditures for property, plant and equipment were $3.7 million for the three months ended March 31, 2017, compared to $8.3 million for the three-month period ended March 31, 2016.  The prior-year period included hardware and software-related costs of approximately $4.5 million, primarily related to our ERP system, which was implemented in 2016.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2017 was $20.3 million, compared to $12.7 million for the prior-year period.  In the current-year period, we repaid $2.3 million under our lines of credit. Also in the three months ended March 31, 2017, we paid $10.1 million of dividends and repurchased $7.6 million of treasury stock.  In the prior-year period we borrowed $5.2 million under our line of credit, paid $9.2 million of dividends and repurchased $7.1 million of treasury stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, the principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At March 31, 2017, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

SEASONALITY

Demand from our Storage Solutions customers is somewhat seasonal. Construction customers typically reflect higher demand during months with more temperate weather, while demand for our Storage Solutions units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these rented units to us in December and early in the following year. In the Tank & Pump Solutions business, demand from customers is typically higher in the middle of the year from March to October, driven by the timing of customer maintenance projects. The demand for rental of our pumps may also be impacted by weather, specifically when temperatures drop below freezing.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ section and in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2017.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	oil and gas prices;
•	currency exchange and interest rate fluctuations;
•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing Storage Solutions units;
•	competitive developments affecting our industry, including pricing pressures;
•	the timing, effectiveness and number of new markets we enter;
•	our ability to cross-sell our Storage Solutions and Tank & Pump Solutions products;
•	our ability to integrate recent acquisitions;
•	our ability to achieve the expected benefits of the divestiture of our wood mobile office fleet;
•	our ability to optimize our new scalable ERP system;
•	changes in GAAP;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	our ability to utilize our deferred tax assets.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of March 31, 2017, we had $638.8 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.3% for the three months ended March 31, 2017.  Based upon the average amount of our variable rate debt of $636.9 outstanding during the three months ended March 31, 2017, our annual interest expense would increase by approximately $6.4 million for each one percentage point increase in the interest rate of our lines of credit.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including volatility in the value of the Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In order to help minimize our exchange rate gain and loss volatility, we finance our U.K. entities through our revolving credit facility, which allows us, at our option, to borrow funds locally in Pound Sterling denominated debt. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2017	12,856	$28.69	—	$78,175
February 2017	5,443	32.94	—	78,175
March 2017	238,270	29.74	235,521	71,175
Total	256,569		235,521

(1)

Certain of the shares purchased during the quarter were withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock and were not purchased as part of a publicly announced plan or program.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
(3)

In November 2013, the Board approved a share repurchase program authorizing up to $125.0 million of the Company’s outstanding shares of common stock to be repurchased.  In April 2015, the Board approved an increase of $50.0 million to the share repurchase program. The shares may be repurchased from time to time in the open market or in privately negotiated transactions.  The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board.

ITEM 6. EXHIBITS

Number	Description

10.1*	Transition Agreement and Mutual Release between Mobile Mini, Inc. and Mark E. Funk

10.2

Termination of Employment Contract and Mutual Release between Mobile Mini, Inc. and Lynn Courville (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 2, 2017)

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

MOBILE MINI, INC.

Date: April 27, 2017	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer
(Principal Financial Officer)