Form 10-Q
period 2017-06-30
MOBILE MINI INC
filed 2017-07-21
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

At July 14, 2017, there were outstanding 44,188,712 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$9,274	$4,137
Receivables, net of allowance for doubtful accounts of $5,809 and $4,886 at June 30, 2017 and December 31, 2016, respectively	92,390	99,175
Inventories	16,399	15,412
Rental fleet, net	964,141	950,065
Property, plant and equipment, net	150,636	149,197
Other assets	17,128	14,930
Intangibles, net	65,204	68,420
Goodwill	706,602	703,558
Total assets	$2,021,774	$2,004,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$30,708	$27,388
Accrued liabilities	64,956	64,126
Lines of credit	637,651	641,160
Obligations under capital leases	49,302	50,704
Senior notes, net of deferred financing costs of $4,469 and $4,788 at June 30, 2017 and December 31, 2016, respectively	245,531	245,212
Deferred income taxes	231,579	240,690
Total liabilities	1,259,727	1,269,280
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,455 issued and 44,189 outstanding at June 30, 2017 and 49,292 issued and 44,295 outstanding at December 31, 2016	495	493
Additional paid-in capital	597,658	592,071
Retained earnings	380,125	362,896
Accumulated other comprehensive loss	(69,448)	(81,047)
Treasury stock, at cost, 5,266 and 4,997 shares at June 30, 2017 and December 31, 2016, respectively	(146,783)	(138,799)
Total stockholders' equity	762,047	735,614
Total liabilities and stockholders' equity	$2,021,774	$2,004,894

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental	$117,851	$116,773	$232,593	$234,129
Sales	8,401	6,342	16,379	13,233
Other	438	1,734	1,245	2,020
Total revenues	126,690	124,849	250,217	249,382
Costs and expenses:
Rental, selling and general expenses	82,850	78,037	161,209	154,339
Cost of sales	5,408	3,678	10,520	8,289
Restructuring expenses	538	1,324	1,437	3,572
Depreciation and amortization	15,742	16,269	31,006	31,446
Total costs and expenses	104,538	99,308	204,172	197,646
Income from operations	22,152	25,541	46,045	51,736
Other income (expense):
Interest income	16	—	16	—
Interest expense	(8,807)	(8,002)	(17,209)	(16,486)
Debt extinguishment expense	—	(9,192)	—	(9,192)
Deferred financing costs write-off	—	(2,271)	—	(2,271)
Foreign currency exchange	(18)	(4)	(27)	(4)
Income before income tax provision	13,343	6,072	28,825	23,783
Income tax provision	4,566	2,000	9,896	8,713
Net income	$8,777	$4,072	$18,929	$15,070
Earnings per share:
Basic	$0.20	$0.09	$0.43	$0.34
Diluted	0.20	0.09	0.43	0.34
Weighted average number of common and common share equivalents outstanding:
Basic	43,944	44,132	44,026	44,175
Diluted	44,025	44,505	44,183	44,420
Cash dividends declared per share	$0.23	$0.21	$0.45	$0.41

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$8,777	$4,072	$18,929	$15,070
Foreign currency translation adjustment	9,096	(15,272)	11,599	(18,985)
Comprehensive income (loss)	$17,873	$(11,200)	$30,528	$(3,915)

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,929	$15,070
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	9,192
Deferred financing costs write-off	—	2,271
Provision for doubtful accounts	2,202	2,646
Amortization of deferred financing costs	1,030	948
Amortization of long-term liabilities	65	58
Share-based compensation expense	3,820	4,245
Depreciation and amortization	31,006	31,446
Gain on sale of rental fleet	(2,826)	(2,782)
Loss on disposal of property, plant and equipment	282	689
Deferred income taxes	9,151	8,542
Foreign currency exchange	27	4
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	5,585	(12,296)
Inventories	(904)	(1,790)
Other assets	(2,794)	482
Accounts payable	(2,192)	5,765
Accrued liabilities	(160)	220
Net cash provided by operating activities	63,221	64,710
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	—	(9,206)
Additions to rental fleet, excluding acquisitions	(23,027)	(28,158)
Proceeds from sale of rental fleet	6,283	7,409
Additions to property, plant and equipment, excluding acquisitions	(8,707)	(19,263)
Proceeds from sale of property, plant and equipment	768	1,615
Net cash used in investing activities	(24,683)	(47,603)
Cash flows from financing activities:
Net repayments under lines of credit	(3,509)	(20,961)
Proceeds from issuance of 5.875% senior notes due 2024	—	250,000
Redemption of 7.875% senior notes due 2020	—	(200,000)
Debt extinguishment expense	—	(9,192)
Deferred financing costs	(12)	(4,916)
Principal payments on capital lease obligations	(3,736)	(2,920)
Issuance of common stock	1,640	92
Dividend payments	(20,119)	(18,236)
Purchase of treasury stock	(7,984)	(7,096)
Net cash used in financing activities	(33,720)	(13,229)
Effect of exchange rate changes on cash	319	(152)
Net increase in cash	5,137	3,726
Cash and cash equivalents at beginning of period	4,137	1,613
Cash and cash equivalents at end of period	$9,274	$5,339

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,187	$13,991
Cash paid for income and franchise taxes	1,100	1,151
Equipment and other acquired through capital lease obligations	2,333	14,258
Capital expenditures accrued or payable	8,268	5,507

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

At June 30, 2017, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including large and small retailers, construction companies, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of retail and manufacturing inventory, construction materials and equipment, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six months ended June 30, 2017 and 2016, respectively are not necessarily indicative of the results to be expected for the full year.

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

(2) Impact of Recently Issued Accounting Standards

Share-Based Compensation – Modifications. In May 2017, the Financial Accounting Standards Board (“FASB”) issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We will implement this standard on January 1, 2018 and apply the guidance prospectively to modifications after that date.

Business Combinations.  In January 2017, the FASB issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We anticipate implementing this standard on January 1, 2018 and applying the guidance prospectively to transactions after that date.

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

At June 30, 2017 and December 31, 2016, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at June 30, 2017 and December 31, 2016 approximated their respective book values.

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

	June 30, 2017	December 31, 2016
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	261,250	258,750

(4) Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Restricted stock awards are subject to the risk of forfeiture and are not included in the calculation of basic weighted average number of common shares outstanding until vested. Diluted EPS is calculated under the treasury stock method.  Potential common shares included restricted common stock and incremental shares of common stock issuable upon the exercise of stock options.

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$8,777	$4,072	$18,929	$15,070
Denominator:
Weighted average shares outstanding - basic	43,944	44,132	44,026	44,175
Dilutive effect of share-based awards	81	373	157	245
Weighted average shares outstanding - diluted	44,025	44,505	44,183	44,420
Earnings per share:
Basic	$0.20	$0.09	$0.43	$0.34
Diluted	0.20	0.09	0.43	0.34

The following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	2,302	1,083	2,227	2,094
Restricted share awards	143	24	89	10
Total	2,445	1,107	2,316	2,104

(5) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$12,900	$12,908
Work-in-process	31	31
Finished units	3,468	2,473
Inventories	$16,399	$15,412

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

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2016, management estimates that the net orderly liquidation appraisal value as of June 30, 2017 was approximately $1.1 billion.  Our net book value for this fleet as of June 30, 2017 was $964.1 million.

Depreciation expense related to our rental fleet for the six months ended June 30, 2017 and 2016 was $15.3 million and $16.1 million, respectively. At June 30, 2017, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at June 30, 2017 and December 31, 2016:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	June 30, 2017	December 31, 2016
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$636,092	$625,094
Steel ground level offices	55	30	358,806	347,574
Other			7,841	4,430
Total			1,002,739	977,098
Accumulated depreciation			(159,708)	(151,238)
Total Storage Solutions fleet, net			$843,031	$825,860
Tank & Pump Solutions:
Steel tanks		25	$62,991	$61,955
Roll-off boxes		15 - 20	28,817	28,743
Stainless steel tank trailers		25	29,093	29,150
Vacuum boxes		20	12,142	11,512
De-watering boxes		20	5,981	5,429
Pumps and filtration equipment		7	13,242	13,690
Other			6,946	6,150
Total			159,212	156,629
Accumulated depreciation			(38,102)	(32,424)
Total Tank & Pump Solutions fleet, net			$121,110	$124,205
Total rental fleet, net			$964,141	$950,065

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(7) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the six months ended June 30, 2017 and 2016 was $12.5 million and $12.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

Property, plant and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	June 30, 2017	December 31, 2016
			(In thousands)
Land			$2,953	$3,789
Vehicles and machinery	0 - 55%	5 - 30	139,076	131,584
Buildings and improvements (1)	0 - 25	3 - 30	24,637	22,750
Furniture, office and computer equipment	—	3 - 10	68,881	63,969
Property, plant and equipment			235,547	222,092
Accumulated depreciation			(84,911)	(72,895)
Property, plant and equipment, net			$150,636	$149,197

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of June 30, 2017 and December 31, 2016, we had $37.7 million and $35.0 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(8) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $706.6 million total goodwill at June 30, 2017, $468.6 million related to the North America Storage Solutions segment, $56.8 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2017 to June 30, 2017 (in thousands):

Balance at January 1, 2017	$703,558
Foreign currency	3,026
Adjustments	18
Balance at June 30, 2017	$706,602

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		June 30, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,805	$(31,642)	$61,163	$92,515	$(28,729)	$63,786
Trade names/trademarks	5 - 10	5,928	(2,843)	3,085	5,892	(2,364)	3,528
Non-compete agreements	5	1,888	(964)	924	1,886	(813)	1,073
Other	20	60	(28)	32	59	(26)	33
Total		$100,681	$(35,477)	$65,204	$100,352	$(31,932)	$68,420

Amortization expense for amortizable intangibles was approximately $3.3 million and $3.2 million for the six-month periods ended June 30, 2017 and 2016.  Based on the carrying value at June 30, 2017, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2017 (remaining)	$3,274
2018	6,387
2019	6,291
2020	5,138
2021	4,904
Thereafter	39,210
Total	$65,204

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of June 30, 2017, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of June 30, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Obligations Under Capital Leases

At June 30, 2017 and December 31, 2016, obligations under capital leases for certain real property, transportation, technology and office related equipment were $49.3 million and $50.7 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at June 30, 2017 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2017 (remaining)	$—	$—	$3,748	$3,748
2018	—	—	7,240	7,240
2019	—	—	7,594	7,594
2020	637,651	—	8,817	646,468
2021	—	—	8,669	8,669
Thereafter	—	250,000	13,234	263,234
Total	$637,651	$250,000	$49,302	$936,953

(10) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of June 30, 2017, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2013, to examination for any U.S. state taxing authority prior to 2011, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.  Our effective income tax rate decreased to 34.3% for the six months ended June 30, 2017, compared to 36.6% for the prior-year period.  This decrease in the effective tax rate was primarily due to stock compensation related items recorded discretely in the prior year period.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

(11) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of June 30, 2017, 1.7 million shares are available for future grants, assuming performance-based options vest at their target amount.  Generally, stock options have contractual terms of ten years.

The following table summarizes the Company’s share-based compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,509	$1,623	$3,820	$4,187
Restructuring expenses	—	58	—	58
Total share-based compensation	$2,509	$1,681	$3,820	$4,245

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

During the three months ended June 30, 2017, the final vesting dates were accelerated for certain share-based compensation awards to an executive departing the Company.  The vesting dates were adjusted to correspond to the executive’s departure date, resulting in expense of $1.0 million in the current year.  The expense related to the acceleration is included in rental, selling and general expense in the condensed consolidated statement of income for the three and six months ended June 30, 2017.

As of June 30, 2017, total unrecognized compensation cost related to stock option awards was approximately $3.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of June 30, 2017, the unrecognized compensation cost related to restricted stock awards was approximately $6.4 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for each of the six-month periods ended June 30:

	2017	2016
Risk-free interest rate	1.9%	1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	35.4%	36.7%
Expected dividend rate	2.8%	3.1%

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,292	$32.06
Granted	398	32.55
Canceled/Expired	(225)	29.43
Exercised	(79)	20.88
Options outstanding, end of period	3,386	32.55

A summary of stock options outstanding as of June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,386	$32.55	6.61	$3,945
Exercisable	2,568	32.87	5.87	2,813

The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 was approximately $0.9 million and the weighted average fair value of stock options granted during the six months ended June 30, 2017 was $8.33.

The option awards granted in 2017 will vest based upon the achievement of specified performance criteria related to fiscal 2017, 2018 and 2019. In addition, included in options outstanding at the end of the period are 0.3 million options granted in 2016 that will vest based upon the achievement of specified performance criteria related to fiscal 2017 and 2018. Such awards have been granted assuming a target number of options. However, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero. The tables present the options at their target amount.  Included in the table above are cancellations of approximately 0.2 million options granted in previous years subject to performance criteria.  These awards were canceled during the current-year period due to vesting at less than 100% of the target award.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	243	$30.27
Awarded	102	32.55
Released	(77)	31.03
Forfeited	(17)	31.34
Restricted stock awards at end of period	251	30.89

The restricted stock awards that vested during the six months ended June 30, 2017 had an aggregate grant date fair value of $2.3 million and an aggregate vesting date fair value of $2.3 million.

(12) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expenses during the six-month period ended June 30, 2017 resulted primarily from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in prior year plans but were not accruable at the time of the previous charges. Of the $1.4 million of restructuring expenses recognized in the six months ended June 30, 2017, approximately $0.7 million of costs related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to the divesture of our wood mobile office business. Additionally, $0.7 million related to activities associated with the continued integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure.

Of the $3.6 million of restructuring expense recognized in the six months ended June 30, 2016 approximately $1.8 million related to the integration of ETS into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership and the remaining $1.8 million of expenses largely relate to the abandonment of yards related to the divestiture of our wood mobile office business.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2016 and the six-month period ended June 30, 2017:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2016	$—	$1,245	$495	$2	$1,742
Restructuring expense	109	1,006	3,453	1,452	6,020
Settlement of obligations	(109)	(1,856)	(3,580)	(1,454)	(6,999)
Accrued obligations as of December 31, 2016	—	395	368	—	763
Restructuring expense	—	—	705	732	1,437
Settlement of obligations	—	(332)	(807)	(684)	(1,823)
Accrued obligations as of June 30, 2017	$—	$63	$266	$48	$377

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$—	$2	$—	$108
Severance and benefits	—	164	—	236
Lease abandonment costs	189	1,077	705	1,813
Other costs	349	81	732	1,415
Restructuring expenses	$538	$1,324	$1,437	$3,572

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

(14) Stockholders’ Equity

Dividends

During the first six months of fiscal 2017, the Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2017	March 15, 2017	March 1, 2017	$0.227
April 26, 2017	May 31, 2017	May 17, 2017	0.227

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

During the six months ended June 30, 2017, we purchased approximately 0.2 million shares of our common stock at a total cost of $7.3 million, and a cost of approximately $29.58 per share (excluding commissions), under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of June 30, 2017.  In addition, during the six months ended June 30, 2017, we withheld approximately 21,000 shares of stock from employees, for an approximate value of $0.6 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the six months ended June 30, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program. Approximately $82.2 million was available for repurchase as of June 30,

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

2016. In addition, during the six months ended June 30, 2016, we withheld approximately 11,000 shares of stock from employees, for an approximate value of $0.3 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $104.8 million and $103.1 million for the three months ended June 30, 2017 and 2016, respectively, and were $207.4 million and $206.2 million for the six months ended June 30, 2017 and 2016, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$76,511	$18,975	$95,486	$22,365	$117,851
Sales	5,027	2,129	7,156	1,245	8,401
Other	271	73	344	94	438
Total revenues	81,809	21,177	102,986	23,704	126,690
Costs and expenses:
Rental, selling and general expenses	53,795	12,336	66,131	16,719	82,850
Cost of sales	3,062	1,668	4,730	678	5,408
Restructuring expenses	532	—	532	6	538
Depreciation and amortization	7,751	1,726	9,477	6,265	15,742
Total costs and expenses	65,140	15,730	80,870	23,668	104,538
Income from operations	$16,669	$5,447	$22,116	$36	$22,152
Interest expense, net of interest income	$5,959	$126	$6,085	$2,706	$8,791
Income tax provision (benefit)	4,705	911	5,616	(1,050)	4,566
Capital expenditures for additions to rental fleet, excluding acquisitions	10,340	1,098	11,438	1,583	13,021

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended June 30, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$73,671	$20,431	$94,102	$22,671	$116,773
Sales	4,712	411	5,123	1,219	6,342
Other	1,566	45	1,611	123	1,734
Total revenues	79,949	20,887	100,836	24,013	124,849
Costs and expenses:
Rental, selling and general expenses	50,361	12,493	62,854	15,183	78,037
Cost of sales	2,776	280	3,056	622	3,678
Restructuring expenses	1,031	—	1,031	293	1,324
Depreciation and amortization	7,184	1,794	8,978	7,291	16,269
Total costs and expenses	61,352	14,567	75,919	23,389	99,308
Income from operations	$18,597	$6,320	$24,917	$624	$25,541
Interest expense, net of interest income	$5,105	$136	$5,241	$2,761	$8,002
Income tax provision (benefit)	1,182	1,076	2,258	(258)	2,000
Capital expenditures for additions to rental fleet, excluding acquisitions	6,901	3,308	10,209	7,065	17,274

The following tables set forth certain information regarding each of the Company’s segments for the six-month periods indicated:

	For the Six Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$152,077	$37,215	$189,292	$43,301	$232,593
Sales	9,904	4,116	14,020	2,359	16,379
Other	835	182	1,017	228	1,245
Total revenues	162,816	41,513	204,329	45,888	250,217
Costs and expenses:
Rental, selling and general expenses	103,795	24,561	128,356	32,853	161,209
Cost of sales	6,070	3,261	9,331	1,189	10,520
Restructuring expenses	1,433	—	1,433	4	1,437
Depreciation and amortization	15,264	3,396	18,660	12,346	31,006
Total costs and expenses	126,562	31,218	157,780	46,392	204,172
Income (loss) from operations	$36,254	$10,295	$46,549	$(504)	$46,045
Interest expense, net of interest income	$11,527	$252	$11,779	$5,414	$17,193
Income tax provision (benefit)	10,313	1,648	11,961	(2,065)	9,896
Capital expenditures for additions to rental fleet, excluding acquisitions	15,204	4,528	19,732	3,295	23,027

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Six Months Ended June 30, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$147,684	$40,146	$187,830	$46,299	$234,129
Sales	9,160	1,255	10,415	2,818	13,233
Other	1,779	99	1,878	142	2,020
Total revenues	158,623	41,500	200,123	49,259	249,382
Costs and expenses:
Rental, selling and general expenses	98,749	24,959	123,708	30,631	154,339
Cost of sales	5,534	921	6,455	1,834	8,289
Restructuring expenses	3,213	—	3,213	359	3,572
Depreciation and amortization	13,611	3,505	17,116	14,330	31,446
Total costs and expenses	121,107	29,385	150,492	47,154	197,646
Income from operations	$37,516	$12,115	$49,631	$2,105	$51,736
Interest expense, net of interest income	$10,753	$267	$11,020	$5,466	$16,486
Income tax provision	6,241	2,144	8,385	328	8,713
Capital expenditures for additions to rental fleet, excluding acquisitions	11,481	7,478	18,959	9,199	28,158

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of June 30, 2017:
Goodwill	$468,620	$56,766	$525,386	$181,216	$706,602
Intangibles	1,622	757	2,379	62,825	65,204
Rental fleet	695,079	147,952	843,031	121,110	964,141
As of December 31, 2016:
Goodwill	$468,464	$53,878	$522,342	$181,216	$703,558
Intangibles	1,959	899	2,858	65,562	68,420
Rental fleet	688,477	137,383	825,860	124,205	950,065

Included in the table above are assets in the U.S. of $1.5 billion as of both June 30, 2017 and December 31, 2016.

(16) Subsequent Events

Declaration of Quarterly Dividend

On July 18, 2017, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.227 per share of common stock, payable on August 30, 2017, to all stockholders of record as of the close of business on August 16, 2017.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$429	$8,845	$—	$9,274
Receivables, net	72,431	19,959	—	92,390
Inventories	14,637	1,762	—	16,399
Rental fleet, net	807,230	156,911	—	964,141
Property, plant and equipment, net	130,370	20,266	—	150,636
Other assets	14,117	3,011	—	17,128
Intangibles, net	64,418	786	—	65,204
Goodwill	645,126	61,476	—	706,602
Intercompany receivables	145,954	4,541	(150,495)	—
Total assets	$1,894,712	$277,557	$(150,495)	$2,021,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$22,438	$8,270	$—	$30,708
Accrued liabilities	56,589	8,367	—	64,956
Lines of credit	637,651	—	—	637,651
Obligations under capital leases	49,148	154	—	49,302
Senior Notes, net	245,531	—	—	245,531
Deferred income taxes	213,303	18,276	—	231,579
Intercompany payables	838	1,658	(2,496)	—
Total liabilities	1,225,498	36,725	(2,496)	1,259,727
Commitments and contingencies
Stockholders' equity:
Common stock	495	—	—	495
Additional paid-in capital	597,658	147,999	(147,999)	597,658
Retained earnings	217,844	162,281	—	380,125
Accumulated other comprehensive loss	—	(69,448)	—	(69,448)
Treasury stock, at cost	(146,783)	—	—	(146,783)
Total stockholders' equity	669,214	240,832	(147,999)	762,047
Total liabilities and stockholders' equity	$1,894,712	$277,557	$(150,495)	$2,021,774

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$98,215	$19,636	$—	$117,851
Sales	6,212	2,189	—	8,401
Other	365	73	—	438
Total revenues	104,792	21,898	—	126,690
Costs and expenses:
Rental, selling and general expenses	69,799	13,051	—	82,850
Cost of sales	3,700	1,708	—	5,408
Restructuring expenses	538	—	—	538
Depreciation and amortization	13,930	1,812	—	15,742
Total costs and expenses	87,967	16,571	—	104,538
Income from operations	16,825	5,327	—	22,152
Other income (expense):
Interest income	2,664	2	(2,650)	16
Interest expense	(11,328)	(129)	2,650	(8,807)
Foreign currency exchange	—	(18)	—	(18)
Income before income tax provision	8,161	5,182	—	13,343
Income tax provision	3,655	911	—	4,566
Net income	$4,506	$4,271	$—	$8,777

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$4,506	$4,271	$—	$8,777
Foreign currency translation adjustment	—	9,096	—	9,096
Comprehensive income	$4,506	$13,367	$—	$17,873

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$95,555	$21,218	$—	$116,773
Sales	5,865	477	—	6,342
Other	1,687	47	—	1,734
Total revenues	103,107	21,742	—	124,849
Costs and expenses:
Rental, selling and general expenses	64,935	13,102	—	78,037
Cost of sales	3,361	317	—	3,678
Restructuring expenses	1,324	—	—	1,324
Depreciation and amortization	14,369	1,900	—	16,269
Total costs and expenses	83,989	15,319	—	99,308
Income from operations	19,118	6,423	—	25,541
Other income (expense):
Interest income	2,653	—	(2,653)	—
Interest expense	(10,519)	(136)	2,653	(8,002)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs write-off	(2,271)	—	—	(2,271)
Foreign currency exchange	—	(4)	—	(4)
(Loss) income before income tax provision	(211)	6,283	—	6,072
Income tax provision	924	1,076	—	2,000
Net (loss) income	$(1,135)	$5,207	$—	$4,072

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(1,135)	$5,207	$—	$4,072
Foreign currency translation adjustment	—	(15,272)	—	(15,272)
Comprehensive loss	$(1,135)	$(10,065)	$—	$(11,200)

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$194,158	$38,435	$—	$232,593
Sales	12,163	4,216	—	16,379
Other	1,061	184	—	1,245
Total revenues	207,382	42,835	—	250,217
Costs and expenses:
Rental, selling and general expenses	135,380	25,829	—	161,209
Cost of sales	7,187	3,333	—	10,520
Restructuring expenses	1,437	—	—	1,437
Depreciation and amortization	27,438	3,568	—	31,006
Total costs and expenses	171,442	32,730	—	204,172
Income from operations	35,940	10,105	—	46,045
Other income (expense):
Interest income	5,314	2	(5,300)	16
Interest expense	(22,254)	(255)	5,300	(17,209)
Foreign currency exchange	—	(27)	—	(27)
Income before income tax provision	19,000	9,825	—	28,825
Income tax provision	8,248	1,648	—	9,896
Net income	$10,752	$8,177	$—	$18,929

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$10,752	$8,177	$—	$18,929
Foreign currency translation adjustment	—	11,599	—	11,599
Comprehensive income	$10,752	$19,776	$—	$30,528

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$5,310	$9,760	$—	$15,070
Foreign currency translation adjustment	—	(18,985)	—	(18,985)
Comprehensive income (loss)	$5,310	$(9,225)	$—	$(3,915)

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$10,752	$8,177	$—	$18,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,996	206	—	2,202
Amortization of deferred financing costs	1,030	—	—	1,030
Amortization of long-term liabilities	65	—	—	65
Share-based compensation expense	3,672	148	—	3,820
Depreciation and amortization	27,438	3,568	—	31,006
Gain on sale of rental fleet units	(2,657)	(169)	—	(2,826)
Loss on disposal of property, plant and equipment	62	220	—	282
Deferred income taxes	8,266	885	—	9,151
Foreign currency exchange	—	27	—	27
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	6,049	(464)	—	5,585
Inventories	(110)	(794)	—	(904)
Other assets	(1,636)	(1,158)	—	(2,794)
Accounts payable	(1,881)	(311)	—	(2,192)
Accrued liabilities	(1,030)	870	—	(160)
Intercompany	237	(237)	—	—
Net cash provided by operating activities	52,253	10,968	—	63,221
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(18,391)	(4,636)	—	(23,027)
Proceeds from sale of rental fleet	5,709	574	—	6,283
Additions to property, plant and equipment, excluding acquisitions	(6,976)	(1,731)	—	(8,707)
Proceeds from sale of property, plant and equipment	67	701	—	768
Net cash used in investing activities	(19,591)	(5,092)	—	(24,683)
Cash flows from financing activities:
Net repayments under lines of credit	(3,324)	(185)	—	(3,509)
Deferred financing costs	(12)	—	—	(12)
Principal payments on capital lease obligations	(3,694)	(42)	—	(3,736)
Issuance of common stock	1,640	—	—	1,640
Dividend payments	(20,119)	—	—	(20,119)
Purchase of treasury stock	(7,984)	—	—	(7,984)
Net cash used in financing activities	(33,493)	(227)	—	(33,720)
Effect of exchange rate changes on cash	—	319	—	319
Net (decrease) increase in cash	(831)	5,968	—	5,137
Cash and cash equivalents at beginning of period	1,260	2,877	—	4,137
Cash and cash equivalents at end of period	$429	$8,845	$—	$9,274

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,310	$9,760	$—	$15,070
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	2,434	212	—	2,646
Amortization of deferred financing costs	941	7	—	948
Amortization of long-term liabilities	58	—	—	58
Share-based compensation expense	4,106	139	—	4,245
Depreciation and amortization	27,746	3,700	—	31,446
Gain on sale of rental fleet units	(2,500)	(282)	—	(2,782)
Loss on disposal of property, plant and equipment	521	168	—	689
Deferred income taxes	6,399	2,143	—	8,542
Foreign currency exchange	—	4		4
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(10,758)	(1,538)	—	(12,296)
Inventories	(2,173)	383	—	(1,790)
Other assets	540	(58)	—	482
Accounts payable	3,029	2,736	—	5,765
Accrued liabilities	202	18	—	220
Intercompany	764	(764)	—	—
Net cash provided by operating activities	48,082	16,628	—	64,710
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet, excluding acquisitions	(20,657)	(7,501)	—	(28,158)
Proceeds from sale of rental fleet	6,332	1,077	—	7,409
Additions to property, plant and equipment, excluding acquisitions	(13,301)	(5,962)	—	(19,263)
Proceeds from sale of property, plant and equipment	1,166	449	—	1,615
Net cash used in investing activities	(35,666)	(11,937)	—	(47,603)
Cash flows from financing activities:
Net repayments under lines of credit	(19,513)	(1,448)	—	(20,961)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(4,916)	—	—	(4,916)
Principal payments on capital lease obligations	(2,848)	(72)	—	(2,920)
Issuance of common stock	92	—	—	92
Dividend payments	(18,236)	—	—	(18,236)
Purchase of treasury stock	(7,096)	—	—	(7,096)
Net cash used in financing activities	(11,709)	(1,520)	—	(13,229)
Effect of exchange rate changes on cash	—	(152)	—	(152)
Net increase in cash	707	3,019	—	3,726
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$1,740	$3,599	$—	$5,339

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 93% of our total revenues for the six months ended June 30, 2017.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business (including our acquired subsidiaries Evergreen Tank Solutions and Water Movers) as “Mobile Mini Tank + Pump Solutions”.  As of June 30, 2017, our network of locations included 123 Storage Solutions locations, 18 Tank & Pump Solutions locations and 15 combined locations.  Our Storage Solutions fleet consists of approximately 211,900 units and our Tank & Pump Solutions fleet consists of approximately 12,000 units.

Business Environment and Outlook.  Approximately 65% of our consolidated rental revenue during the twelve-month period ended June 30, 2017 was derived from our North American Storage Solutions business, 16% was derived from our U.K. Storage Solutions business and 19% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 42% of our consolidated rental revenue, is forecasted for continued growth in 2017.  While only about 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term.

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

The table below outlines the composition of our Storage Solutions rental fleet at June 30, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$636,092	179,654	63%	85%
Steel ground level offices	358,806	30,790	36	14
Other	7,841	1,468	1	1
Storage Solutions rental fleet	1,002,739	211,912	100%	100%
Accumulated depreciation	(159,708)
Storage Solutions rental fleet, net	$843,031

The table below outlines the composition of our Tank & Pump Solutions rental fleet at June 30, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$62,991	3,087	40%	26%
Roll-off boxes	28,817	5,350	18	44
Stainless steel tank trailers	29,093	666	18	6
Vacuum boxes	12,142	1,295	8	11
Dewatering boxes	5,981	690	4	6
Pumps and filtration equipment	13,242	960	8	7
Other	6,946	n/a	4
Tank & Pump Solutions rental fleet	159,212	12,048	100%	100%
Accumulated depreciation	(38,102)
Tank & Pump Solutions rental fleet, net	$121,110

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except percentages)
Net income	$8,777	$4,072	$18,929	$15,070
Interest expense	8,807	8,002	17,209	16,486
Income tax provision	4,566	2,000	9,896	8,713
Depreciation and amortization	15,742	16,269	31,006	31,446
Debt extinguishment expense	—	9,192	—	9,192
Deferred financing costs write-off	—	2,271	—	2,271
EBITDA	37,892	41,806	77,040	83,178
Share-based compensation expense (1)	1,474	1,623	2,785	4,187
Restructuring expenses (2)	538	1,324	1,437	3,572
Acquisition-related expenses (3)	9	—	97	—
Sales tax refund (4)	—	(1,365)	—	(1,365)
Other (1)(5)	2,047	—	2,289	—
Adjusted EBITDA	$41,960	$43,388	$83,648	$89,572
EBITDA margin	29.9%	33.5%	30.8%	33.4%
Adjusted EBITDA margin	33.1	35.1	33.4	36.1

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by operating activities	$30,498	$29,429	$63,221	$64,710
Interest paid	4,516	10,113	18,187	13,991
Income and franchise taxes paid	1,100	1,083	1,100	1,151
Share-based compensation expense (1)	(2,509)	(1,681)	(3,820)	(4,245)
Gain on sale of rental fleet	1,123	1,404	2,826	2,782
Loss on disposal of property, plant and equipment	(264)	(351)	(282)	(689)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	1,760	12,481	(7,788)	9,650
Inventories	(116)	1,933	904	1,790
Other assets	1,679	(1,331)	2,794	(482)
Accounts payable and accrued liabilities	105	(11,274)	(102)	(5,480)
EBITDA	$37,892	$41,806	$77,040	$83,178

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation that is included in the “other” line item in the reconciliation of net income to Adjusted EBITDA.  See footnote (5) below and additional information in Note 11 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

The Company has undergone restructuring actions to align its business operations.  These activities materially change the scope of the business or the manner in which the business is conducted.  For more information, see Note 12 “Restructuring” to the accompanying condensed consolidated financial statements.

(3)	Incremental costs associated with acquisitions.
(4)	Revenue associated with sales tax refunds.
(5)	Other expenses include severance and transition expenses for senior executives, including the acceleration of share-based compensation.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net cash provided by operating activities	$30,498	$29,429	$63,221	$64,710
Additions to rental fleet, excluding acquisitions	(13,021)	(17,274)	(23,027)	(28,158)
Proceeds from sale of rental fleet	1,661	3,439	6,283	7,409
Additions to property, plant and equipment, excluding acquisitions	(4,959)	(10,953)	(8,707)	(19,263)
Proceeds from sale of property, plant and equipment	700	775	768	1,615
Net capital expenditures, excluding acquisitions	(15,619)	(24,013)	(24,683)	(38,397)
Free cash flow	$14,879	$5,416	$38,538	$26,313

Constant Currency.  We calculate the effect of currency fluctuations on current periods by translating the results for our business in the U.K. during the current periods using the average exchange rates from the same period in the prior year. We present constant currency information to provide useful information to assess our underlying business excluding the effect of material foreign currency rate fluctuations.  The table below shows certain financial information as calculated on a constant currency basis:

	Three Months Ended June 30, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental Revenues	$120,160	$117,851	$2,309
Rental, selling and general expenses	84,354	82,850	1,504
Adjusted EBITDA	42,837	41,960	877

	Six Months Ended June 30, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental Revenues	$237,759	$232,593	$5,166
Rental, selling and general expenses	164,628	161,209	3,419
Adjusted EBITDA	85,571	83,648	1,923

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$117,851	$116,773	93.0%	93.5%	$1,078	0.9%
Sales	8,401	6,342	6.6	5.1	2,059	32.5
Other	438	1,734	0.3	1.4	(1,296)	(74.7)
Total revenues	126,690	124,849	100.0	100.0	1,841	1.5
Costs and expenses:
Rental, selling and general expenses	82,850	78,037	65.4	62.5	4,813	6.2
Cost of sales	5,408	3,678	4.3	2.9	1,730	47.0
Restructuring expenses	538	1,324	0.4	1.1	(786)	(59.4)
Depreciation and amortization	15,742	16,269	12.4	13.0	(527)	(3.2)
Total costs and expenses	104,538	99,308	82.5	79.5	5,230	5.3
Income from operations	22,152	25,541	17.5	20.5	(3,389)	(13.3)
Other income (expense):
Interest income	16	—	—	—	16	n/a
Interest expense	(8,807)	(8,002)	(7.0)	(6.4)	(805)	10.1
Debt extinguishment expense	—	(9,192)	—	(7.4)	9,192	n/a
Deferred financing costs write-off	—	(2,271)	—	(1.8)	2,271	n/a
Foreign currency exchange	(18)	(4)	—	(0.0)	(14)	n/a
Income before income tax provision	13,343	6,072	10.5	4.9	7,271
Income tax provision	4,566	2,000	3.6	1.6	2,566
Net income	$8,777	$4,072	6.9%	3.3%	$4,705

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA	$37,892	$41,806	29.9%	33.5%	$(3,914)	(9.4)%
Adjusted EBITDA (1)	41,960	43,388	33.1	35.1	(1,428)	(3.3)
Free Cash Flow	14,879	5,416	11.7	4.3	9,463	174.7

(1)	The calculation of adjusted EBITDA as a percentage of revenue includes a net reduction to revenue related to transactions not indicative of our business. See “Non-GAAP Data and Reconciliations” above.

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$95,486	$94,102	$1,384	1.5%
Sales	7,156	5,123	2,033	39.7
Other	344	1,611	(1,267)	(78.6)
Total revenues	$102,986	$100,836	$2,150	2.1

	Tank & Pump Solutions
	Three Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$22,365	$22,671	$(306)	(1.3)%
Sales	1,245	1,219	26	2.1
Other	94	123	(29)	(23.6)
Total revenues	$23,704	$24,013	$(309)	(1.3)

Of the $126.7 million of total revenues for the three months ended June 30, 2017, $103.0 million, or 81.3%, related to the Storage Solutions business and $23.7 million, or 18.7%, related to the Tank & Pump Solutions business.  In the three-month period ended June 30, 2016, $100.8 million, or 80.8%, related to the Storage Solutions business and $24.0 million, or 19.2%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 1.5% during the current-year period as compared to the prior-year period.  However, adjusted for the unfavorable change in currency translation, Storage Solutions rental revenue increased approximately 3.9%, as compared to the prior-year quarter.  This increase was driven by a 2.6% increase in year-over-year rental rates and a 4.3% increase in units on rent, offset by unfavorable mix and other items. Adjusted for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) decreased 0.4% as compared to the prior-year quarter.

Rental revenues within the Tank & Pump Solutions business decreased $0.3 million, or 1.3%, for the three-month period ended June 30, 2017, as compared to the prior-year period.  Downstream revenue decreased slightly in the current-year quarter due to decreases at one of our largest customers, which we expect to be temporary. Diversified revenue increased in the current-year quarter as compared to the prior-year quarter, while upstream revenue was consistent with the prior-year quarter.  Sequentially, Tank & Pump Solutions rental revenues increased 6.8%, with increases in each of the customer segments.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the quarter ended June 30, 2017 increased $2.0 million, or 39.7%, to $7.2 million, compared to $5.1 million in the prior-year period. The growth was largely due to increased activity in the U.K. resulting from a recent acquisition. Tank & Pump Solutions sales revenue of $1.2 million for the quarter ended June 30, 2017 was consistent with the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$66,131	$62,854	$3,277	5.2%
Cost of sales	4,730	3,056	1,674	54.8
Restructuring expenses	532	1,031	(499)	n/a
Depreciation and amortization	9,477	8,978	499	5.6
Total costs and expenses	$80,870	$75,919	$4,951	6.5

	Tank & Pump Solutions
	Three Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$16,719	$15,183	$1,536	10.1%
Cost of sales	678	622	56	9.0
Restructuring expenses	6	293	(287)	n/a
Depreciation and amortization	6,265	7,291	(1,026)	(14.1)
Total costs and expenses	$23,668	$23,389	$279	1.2

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended June 30, 2017 of $82.9 million increased $4.8 million, or 6.2%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 65.4% for the three months ended June 30, 2017, which was an increase from 62.5% in the prior-year period.

Included in Storage Solutions rental, selling and general expenses for the current quarter is $2.1 million of expense related to the severance and transition of an executive.  Excluding this expense, rental, selling and general expenses for the three months ended June 30, 2017 increased $1.2 million, or 1.9%, from the prior-year period.  When adjusted for the effect of the change in currency translation rates, rental, selling and general expenses increased $2.7 million, or 4.3%. The increase was largely due to higher incentive compensation in the current-year period, as compared to the prior-year period, and to a lesser extent, higher transportation costs due to increased rental activity.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.5 million, or 10.1%, in the current-year quarter, as compared to the prior-year quarter.  The increase was largely due to increased payroll costs, higher fleet repairs and increased transportation costs.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.7 million and $3.1 million in the quarters ended June 30, 2017 and 2016, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.4 million and $2.1 million for the three-month periods ended June 30, 2017 and 2016, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.9% in the quarter ended June 30, 2017 and 40.3% in the prior-year quarter.  The decrease in profit margin is due to sales activity related to a recent U.K. acquisition.

Within the Tank & Pump Solutions business, cost of sales was $0.7 million and $0.6 million in the quarters ended June 30, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $0.6 million for both three-month periods ended June 30, 2017 and 2016.

Restructuring. Included in restructuring expenses for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.9 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards. Also included in restructuring expenses for the three months ended June 30, 2017 and 2016 were approximately $0.4 million and $0.5 million, respectively, of expenses related to the integration of our wholly owned subsidiary, ETS, which was acquired on December 10, 2014, into the existing Mobile Mini infrastructure.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $15.7 million for the three months ended June 30, 2017 was consistent with the prior-year period.

Interest Expense. Interest expense was $8.8 million for the three months ended June 30, 2017 and $8.0 million in the prior-year period. Our average debt outstanding in the quarter ended June 30, 2017 was $931.5 million, as compared to $923.1 million in the prior-year quarter. The weighted average interest rate on our debt was 3.5% and 3.2% for the three-month periods ended June 30, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.8% and 3.5% for the three-month periods ended June 30, 2017 and 2016, respectively.

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes during the prior-year period, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred financing costs associated with the 2020 Notes that had not yet been amortized.

Provision for Income Taxes. During the quarter ended June 30, 2017, we had a $4.6 million provision for income taxes, compared to $2.0 million in the prior-year quarter. Our effective income tax rate increased to 34.2% for the three months ended June 30, 2017, compared to 32.9% for the prior-year quarter.  This increase in the effective tax rate was primarily due to a greater portion of pre-tax income being generated in the U.S. which has a higher income tax rate.

Net Income. As a result of the income statement activity discussed above, we had net income of $8.8 million for the three months ended June 30, 2017, compared to net income of $4.1 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended June 30, 2017, we realized adjusted EBITDA of $42.0 million, a decrease of $1.4 million, or 3.3%, as compared to adjusted EBITDA of $43.4 million in the prior-year period. Growth in our Storage Solutions business revenue was offset by slightly lower revenue in the Tank & Pump Solutions business, overall increased rental, selling and general costs primarily driven by increased compensation in the current-year quarter and an unfavorable currency exchange rate. Our adjusted EBITDA margins were 33.1% and 35.1% for the quarters ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, adjusted EBITDA related to the Storage Solutions business increased $0.5 million, or 1.4%, to $35.6 million from $35.1 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $1.9 million, or 23.1%, to $6.4 million during the three months ended June 30, 2017 from $8.3 million during the prior-year period. Adjusted EBITDA margins for the quarter ended June 30, 2017 were 34.6% for the Storage Solutions business and 26.9% for the Tank & Pump Solutions business.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$232,593	$234,129	93.0%	93.9%	$(1,536)	(0.7)%
Sales	16,379	13,233	6.5	5.3	3,146	23.8
Other	1,245	2,020	0.5	0.8	(775)	(38.4)
Total revenues	250,217	249,382	100.0	100.0	835	0.3
Costs and expenses:
Rental, selling and general expenses	161,209	154,339	64.4	61.9	6,870	4.5
Cost of sales	10,520	8,289	4.2	3.3	2,231	26.9
Restructuring expenses	1,437	3,572	0.6	1.4	(2,135)	(59.8)
Depreciation and amortization	31,006	31,446	12.4	12.6	(440)	(1.4)
Total costs and expenses	204,172	197,646	81.6	79.3	6,526	3.3
Income from operations	46,045	51,736	18.4	20.7	(5,691)	(11.0)
Other income (expense):
Interest income	16	—	0.0	—	16	n/a
Interest expense	(17,209)	(16,486)	(6.9)	(6.6)	(723)	4.4
Debt extinguishment expense	—	(9,192)	—	(3.7)	9,192	n/a
Deferred financing costs write-off	—	(2,271)	—	(1.0)	2,271	n/a
Foreign currency exchange	(27)	(4)	—	—	(23)	n/a
Income before income tax provision	28,825	23,783	11.5	9.5	5,042
Income tax provision	9,896	8,713	4.0	3.5	1,183
Net income	$18,929	$15,070	7.6%	6.0%	$3,859

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA	$77,040	$83,178	30.8%	33.4%	$(6,138)	(7.4)%
Adjusted EBITDA (1)	83,648	89,572	33.4	36.1	(5,924)	(6.6)
Free Cash Flow	38,538	26,313	15.4	10.6	12,225	46.5

(1)	The calculation of adjusted EBITDA as a percentage of revenue includes a net reduction to revenue related to transactions not indicative of our business. See “Non-GAAP Data and Reconciliations” above.

Total Revenues.  The following table depicts revenues by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$189,292	$187,830	$1,462	0.8%
Sales	14,020	10,415	3,605	34.6
Other	1,017	1,878	(861)	(45.8)
Total revenues	$204,329	$200,123	$4,206	2.1

	Tank & Pump Solutions
	Six Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$43,301	$46,299	$(2,998)	(6.5)%
Sales	2,359	2,818	(459)	(16.3)
Other	228	142	86	60.6
Total revenues	$45,888	$49,259	$(3,371)	(6.8)

Of the $250.2 million of total revenues for the six months ended June 30, 2017, $204.3 million, or 81.7%, related to the Storage Solutions business and $45.9 million, or 18.3%, related to the Tank & Pump Solutions business.  In the six-month period ended June 30, 2016, $200.1 million, or 80.2%, related to the Storage Solutions business and $49.3 million, or 19.8%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased $1.5 million during the current-year period, as compared to the prior-year period.  However, adjusted for the unfavorable change in currency translation rates as well as one less day in the current-year period, Storage Solutions rental revenue increased approximately 4.1%, as compared to the prior-year period.  This increase was driven by a 2.6% increase in year-over-year rental rates and a 3.8% increase in units on rent, partially offset by decreases due to unfavorable mix and other items. Adjusted for the unfavorable currency effect and the extra day in the prior-year period, yield increased approximately 0.3%, as compared to the prior-year period.

Rental revenues within the Tank & Pump Solutions business decreased $3.0 million, or 6.5%, for the six-month period ended June 30, 2017, as compared to the prior-year period. This decline was primarily due to fewer infrastructure projects in our pump business in the first quarter of 2017, as compared to the first quarter of 2016.  Downstream revenue decreased in the current-year period due to decreases at one of our largest customers, which we expect to be temporary. Upstream revenue was down in the current-year period, as compared to the prior-year period.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the six months ended June 30, 2017 increased $3.6 million, or 34.6%, to $14.0 million, compared to $10.4 million in the prior-year period. The growth was largely due to increased activity in the U.K. resulting from a recent acquisition. Tank & Pump Solutions sales revenue for the six months ended June 30, 2017 decreased $0.5 million to $2.4 million, compared to $2.8 million in the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$128,356	$123,708	$4,648	3.8%
Cost of sales	9,331	6,455	2,876	44.6
Restructuring expenses	1,433	3,213	(1,780)	n/a
Depreciation and amortization	18,660	17,116	1,544	9.0
Total costs and expenses	$157,780	$150,492	$7,288	4.8

	Tank & Pump Solutions
	Six Months Ended June 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$32,853	$30,631	$2,222	7.3%
Cost of sales	1,189	1,834	(645)	(35.2)
Restructuring expenses	4	359	(355)	n/a
Depreciation and amortization	12,346	14,330	(1,984)	(13.8)
Total costs and expenses	$46,392	$47,154	$(762)	(1.6)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the six months ended June 30, 2017 of $161.2 million increased $6.9 million, or 4.5%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 64.4% for the six months ended June 30, 2017, which was an increase from 61.9% in the prior-year period.

Included in Storage Solutions rental, selling and general expenses for the current period is $2.4 million of expense related to the severance and transition of executives, as well as acquisition-related expense.  Excluding these expenses, rental, selling and general expenses for the six months ended June 30, 2017 increased $2.3 million, or 1.8%, from the prior-year period.  When adjusted for the effect of the change in currency translation rates rental, selling and general expenses increased $5.7 million, or 4.6%. The increase was largely due to higher incentive compensation in the current-year period as compared to the prior-year period, and to a lesser extent, higher transportation costs and fleet repairs and maintenance due to increased rental activity. In addition, we had increased costs associated with the operation of our new enterprise resource planning (“ERP”) system.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $2.2 million, or 7.3%, in the current-year period, as compared to the prior-year period.  The increase was largely due to increased payroll and higher fleet repairs and maintenance.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $9.3 million and $6.5 million in the six-month periods ended June 30, 2017 and 2016, respectively.  Storage Solutions sales profit was $4.7 million and $4.0 million for the six-month periods ended June 30, 2017 and 2016, respectively.  Sales profit margin was 33.4% in the six months ended June 30, 2017 and 38.0% in the prior-year period.  The decrease in profit margin is due to sales activity related to a recent U.K. acquisition.

Within the Tank & Pump Solutions business, cost of sales was $1.2 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $1.2 million and $1.0 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Restructuring. Included in restructuring expenses for the six months ended June 30, 2017 and 2016 was $0.7 million and $1.7 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards. Also included in restructuring expenses for the six months ended June 30, 2017 and 2016 were approximately $0.7 million and $1.8 million, respectively, of expenses related to the integration of our wholly owned subsidiary, ETS into the existing Mobile Mini infrastructure.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $31.0 million for the six months ended June 30, 2017 is consistent with $31.4 million of depreciation and amortization for the six months ended June 30, 2016.

Interest Expense. Interest expense was $17.2 million for the six months ended June 30, 2017 and $16.5 million in the prior-year period. Our average debt outstanding in the six-month period ended June 30, 2017 was $932.4 million, as compared to $916.5 million in the prior-year period. The weighted average interest rate on our debt was 3.5% and 3.4% for the six-month periods ended June 30, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.7% and 3.6% for the six-month periods ended June 30, 2017 and 2016, respectively.

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes during the prior-year period, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred financing costs associated with the 2020 Notes that had not yet been amortized.

Provision for Income Taxes. During the six months ended June 30, 2017, we had a $9.9 million provision for income taxes, compared to $8.7 million in the prior-year period. Our effective income tax rate decreased to 34.3% for the six months ended June 30, 2017, compared to 36.6% for the prior-year period.  This decrease in the effective tax rate was primarily due to stock compensation related items recorded discretely in the prior-year period.

Net Income. As a result of the income statement activity discussed above, we had net income of $18.9 million for the six months ended June 30, 2017, compared to net income of $15.1 million in the prior-year period.

Adjusted EBITDA. For the six-month period ended June 30, 2017, we realized adjusted EBITDA of $83.6 million, a decrease of $5.9 million, or 6.6%, as compared to adjusted EBITDA of $89.6 million in the prior-year period. Growth in our Storage Solutions business revenue was offset by decreased revenue in our Tank & Pump Solutions business, overall increased rental, selling and general costs primarily driven by increased compensation in the current-year period and an unfavorable currency exchange rate. Our adjusted EBITDA margins were 33.4% and 36.1% for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, adjusted EBITDA related to the Storage Solutions business decreased $0.9 million, or 1.3%, to $71.7 million from $72.6 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $5.0 million, or 29.4%, to $12.0 million during the six months ended June 30, 2017 from $16.9 million during the prior-year period. Adjusted EBITDA margins for the six months ended June 30, 2017 were 35.1% for the Storage Solutions business and 26.1% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016 of $63.2 million and $64.7 million, respectively, resulted in free cash flow of $38.5 million and $26.3 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2017, we had $637.7 million of borrowings outstanding and $357.8 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of June 30, 2017 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus an applicable margin, or (ii) the prime rate plus an applicable margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25%

to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  The margins in effect as of June 30, 2017 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of June 30, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Operating Activities. Net cash provided by operating activities was $63.2 million for the six months ended June 30, 2017, compared to $64.7 million in the prior-year period, a decrease of $1.5 million. Although net income increased $3.9 million, the increase was largely due to costs related to the extinguishment of the 2020 Notes in the prior-year period, which are added back to net income to calculate cash from operating activities.  Additionally, changes in certain assets and liabilities reduced cash provided by operating activities by $0.5 million in the current period, compared to a reduction of $7.6 million in the prior-year period.

Total net adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30, 2017 and 2016 resulted in increases to net cash provided by operating activities of $44.8 million and $57.3 million, respectively. The difference relates primarily to the prior year adjustments of $9.2 million of debt extinguishment charges and $2.3 million write-off of deferred financing fees.

The change in certain asset and liability accounts resulted in net reductions to cash provided by operating activities of $0.5 million in the current-year period and $7.6 million in the prior-year period.  The current period includes an inflow of $5.6 million from receivables, while the prior-year period includes a $12.3 million outflow related to receivables.  As of June 30, 2016, our receivables were larger than normal due to the implementation of our ERP system.  Receivables continued to be somewhat higher than normal at December 31, 2016 due to the implementation, as well as changes in the invoicing process instituted in 2016 by one of our largest customers.  The receivables balance is approaching normal levels as of June 30, 2017, resulting in the current-year inflow. Additionally, largely due to the ERP implementation, the balance of our accounts payable was higher than normal at June 30, 2016, creating a $5.8 million inflow in the prior-year period.  Other changes in asset and liability accounts were primarily due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $24.7 million for the six months ended June 30, 2017, compared to $47.6 million for the six months ended June 30, 2016. There were no acquisitions in the current-year period, compared to $9.2 million of cash paid for a business acquisition in the six months ended June 30, 2016. The remaining $13.7 million decrease in net cash used in investing activities in the current-year period, as compared to the prior-year period, resulted from decreased net expenditures for long-lived assets during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Rental fleet capital expenditures were $23.0 million, and proceeds from sales were $6.3 million during the six months ended June 30, 2017, as compared to rental fleet capital expenditures of $28.2 million and proceeds from sales of $7.4 million during the six months ended June 30, 2016. Of the $23.0 million in capital expenditures for rental fleet during the current-year period, $15.2 million related to our North America Storage Solutions business, $4.5 million related to our U.K. Storage Solutions business and $3.3 million related to our Tank & Pump Solutions business. Of the $28.2 million in capital expenditures for rental fleet during the prior-year period, $11.5 million related to our North America Storage Solutions business, $7.5 million related to our U.K. Storage Solutions business and $9.2 million related to our Tank & Pump Solutions business. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross capital expenditures for property, plant and equipment were $8.7 million for the six months ended June 30, 2017, compared to $19.3 million for the six-month period ended June 30, 2016.  The prior-year period included hardware and software-related costs of approximately $10.7 million, primarily related to our ERP system, which was implemented in 2016.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2017 was $33.7 million, compared to $13.2 million for the prior-year period.  In the current-year period, we repaid $3.5 million under our lines of credit. Also in the six months ended June 30, 2017, we paid $20.1 million of dividends and repurchased $8.0 million of treasury stock.  In the prior-year period, we issued $250.0 million aggregate principal amount of 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes. Also in the six months ended June 30, 2016, we paid $18.2 million of dividends and repurchased $7.1 million of treasury stock.

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

At June 30, 2017, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of June 30, 2017, we had $637.7 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.4% for the six months ended June 30, 2017.  Based upon the average amount of our variable rate debt of $636.6 outstanding during the six months ended June 30, 2017, our annual interest expense would increase by approximately $6.4 million for each one percentage point increase in the interest rate of our lines of credit.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2017	—	$—	—	$71,175
May 2017	12,728	26.93	12,551	70,837
June 2017	57	29.80	—	70,837
Total	12,785		12,551

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

10.1

Transition Agreement and Mutual Release, dated as of April 6, 2017, between Mobile Mini, Inc. and Mark E. Funk (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on April 27, 2017)

10.2*	Addendum 1, dated as of June 13, 2017, to the Transition Agreement and Mutual Release, dated as of April 6, 2017, between Mobile Mini, Inc. and Mark E. Funk

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE MINI, INC.

Date: July 21, 2017	/s/ Mark E. Funk
Mark E. Funk
Chief Financial Officer
(Principal Financial Officer)