Form 10-Q
period 2017-09-30
MOBILE MINI INC
filed 2017-10-20
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

At October 13, 2017, there were outstanding 44,326,551 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets September 30, 2017 (unaudited) and December 31, 2016	3

Condensed Consolidated Statements of Income (unaudited) for the Three Months and Nine Months Ended September 30, 2017 and September 30, 2016	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended September 30, 2017 and September 30, 2016	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2017 and September 30, 2016	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$12,609	$4,137
Receivables, net of allowance for doubtful accounts of $5,823 and $4,886 at September 30, 2017 and December 31, 2016, respectively	100,810	99,175
Inventories	17,013	15,412
Rental fleet, net	983,288	950,065
Property, plant and equipment, net	152,649	149,197
Other assets	15,384	14,930
Intangibles, net	63,624	68,420
Goodwill	708,541	703,558
Total assets	$2,053,918	$2,004,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$30,430	$27,388
Accrued liabilities	71,541	64,126
Lines of credit	640,879	641,160
Obligations under capital leases	51,789	50,704
Senior notes, net of deferred financing costs of $4,309 and $4,788 at September 30, 2017 and December 31, 2016, respectively	245,691	245,212
Deferred income taxes	238,067	240,690
Total liabilities	1,278,397	1,269,280
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,605 issued and 44,327 outstanding at September 30, 2017 and 49,292 issued and 44,295 outstanding at December 31, 2016	496	493
Additional paid-in capital	602,772	592,071
Retained earnings	381,294	362,896
Accumulated other comprehensive loss	(61,882)	(81,047)
Treasury stock, at cost, 5,278 and 4,997 shares at September 30, 2017 and December 31, 2016, respectively	(147,159)	(138,799)
Total stockholders' equity	775,521	735,614
Total liabilities and stockholders' equity	$2,053,918	$2,004,894

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental	$127,695	$121,784	$360,288	$355,913
Sales	8,438	6,610	24,817	19,843
Other	503	459	1,748	2,479
Total revenues	136,636	128,853	386,853	378,235
Costs and expenses:
Rental, selling and general expenses	87,745	80,457	248,954	234,796
Cost of sales	5,519	3,897	16,039	12,186
Restructuring expenses	625	1,648	2,062	5,220
Depreciation and amortization	15,935	16,184	46,941	47,630
Total costs and expenses	109,824	102,186	313,996	299,832
Income from operations	26,812	26,667	72,857	78,403
Other income (expense):
Interest income	4	—	20	—
Interest expense	(9,203)	(8,047)	(26,412)	(24,533)
Debt extinguishment expense	—	—	—	(9,192)
Deferred financing costs write-off	—	—	—	(2,271)
Foreign currency exchange	(2)	(5)	(29)	(9)
Income before income tax provision	17,611	18,615	46,436	42,398
Income tax provision	6,383	5,906	16,279	14,619
Net income	$11,228	$12,709	$30,157	$27,779
Earnings per share:
Basic	$0.25	$0.29	$0.68	$0.63
Diluted	0.25	0.29	0.68	0.63
Weighted average number of common and common share equivalents outstanding:
Basic	44,039	44,159	44,030	44,170
Diluted	44,206	44,453	44,190	44,431
Cash dividends declared per share	$0.23	$0.21	$0.68	$0.62

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,228	$12,709	$30,157	$27,779
Foreign currency translation adjustment	7,566	(6,435)	19,165	(25,420)
Comprehensive income	$18,794	$6,274	$49,322	$2,359

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,157	$27,779
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	9,192
Deferred financing costs write-off	—	2,271
Provision for doubtful accounts	3,176	4,290
Amortization of deferred financing costs	1,545	1,457
Amortization of long-term liabilities	98	87
Share-based compensation expense	5,890	6,521
Depreciation and amortization	46,941	47,630
Gain on sale of rental fleet	(4,273)	(4,228)
Loss on disposal of property, plant and equipment	472	1,089
Deferred income taxes	15,167	14,448
Foreign currency exchange	29	9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(3,183)	(19,099)
Inventories	(1,443)	(2,680)
Other assets	(497)	562
Accounts payable	(3,200)	3,952
Accrued liabilities	4,953	2,741
Net cash provided by operating activities	95,832	96,021
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	—	(9,206)
Additions to rental fleet, excluding acquisitions	(45,945)	(46,480)
Proceeds from sale of rental fleet	9,602	10,770
Additions to property, plant and equipment, excluding acquisitions	(12,816)	(25,750)
Proceeds from sale of property, plant and equipment	780	2,369
Net cash used in investing activities	(48,379)	(68,297)
Cash flows from financing activities:
Net repayments under lines of credit	(281)	(16,171)
Proceeds from issuance of 5.875% senior notes due 2024	—	250,000
Redemption of 7.875% senior notes due 2020	—	(200,000)
Debt extinguishment expense	—	(9,192)
Deferred financing costs	(12)	(5,352)
Principal payments on capital lease obligations	(5,526)	(4,693)
Issuance of common stock	4,685	356
Dividend payments	(30,120)	(27,327)
Purchase of treasury stock	(8,359)	(7,135)
Net cash used in financing activities	(39,613)	(19,514)
Effect of exchange rate changes on cash	632	(301)
Net increase in cash	8,472	7,909
Cash and cash equivalents at beginning of period	4,137	1,613
Cash and cash equivalents at end of period	$12,609	$9,522

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,379	$17,880
Cash paid for income and franchise taxes	1,313	1,380
Equipment and other acquired through capital lease obligations	6,610	18,951
Capital expenditures accrued or payable	8,931	5,053

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Mobile Mini, Inc. - Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage solutions and tank and pump solutions. In these notes, the terms “Mobile Mini” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc.

At September 30, 2017, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2017 and 2016, respectively are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2017 and December 31, 2016, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at September 30, 2017 and December 31, 2016 approximated their respective book values.

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

	September 30, 2017	December 31, 2016
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	261,600	258,750

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$11,228	$12,709	$30,157	$27,779
Denominator:
Weighted average shares outstanding - basic	44,039	44,159	44,030	44,170
Dilutive effect of share-based awards	167	294	160	261
Weighted average shares outstanding - diluted	44,206	44,453	44,190	44,431
Earnings per share:
Basic	$0.25	$0.29	$0.68	$0.63
Diluted	0.25	0.29	0.68	0.63

The following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	2,185	1,569	2,213	2,088
Restricted share awards	1	5	4	4
Total	2,186	1,574	2,217	2,092

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(5) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials and supplies	$12,797	$12,908
Work-in-process	49	31
Finished units	4,167	2,473
Inventories	$17,013	$15,412

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

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2016, management estimates that the net orderly liquidation appraisal value as of September 30, 2017 was approximately $1.1 billion.  Our net book value for this fleet as of September 30, 2017 was $983.3 million.

Depreciation expense related to our rental fleet for the nine months ended September 30, 2017 and 2016 was $23.1 million and $24.3 million, respectively. At September 30, 2017, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at September 30, 2017 and December 31, 2016:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	September 30, 2017	December 31, 2016
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$651,082	$625,094
Steel ground level offices	55	30	368,873	347,574
Other			8,252	4,430
Total			1,028,207	977,098
Accumulated depreciation			(164,209)	(151,238)
Total Storage Solutions fleet, net			$863,998	$825,860
Tank & Pump Solutions:
Steel tanks		25	$63,673	$61,955
Roll-off boxes		15 - 20	29,038	28,743
Stainless steel tank trailers		25	29,093	29,150
Vacuum boxes		20	12,360	11,512
De-watering boxes		20	5,981	5,429
Pumps and filtration equipment		7	12,697	13,690
Other			6,950	6,150
Total			159,792	156,629
Accumulated depreciation			(40,502)	(32,424)
Total Tank & Pump Solutions fleet, net			$119,290	$124,205
Total rental fleet, net			$983,288	$950,065

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(7) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the nine months ended September 30, 2017 and 2016 was $19.0 million and $18.6 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

Property, plant and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	September 30, 2017	December 31, 2016
			(In thousands)
Land			$2,967	$3,789
Vehicles and machinery	0 - 55%	5 - 30	144,787	131,584
Buildings and improvements (1)	0 - 25	3 - 30	24,859	22,750
Furniture, office and computer equipment	—	3 - 10	70,612	63,969
Property, plant and equipment			243,225	222,092
Accumulated depreciation			(90,576)	(72,895)
Property, plant and equipment, net			$152,649	$149,197

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of September 30, 2017 and December 31, 2016, we had $38.8 million and $35.0 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(8) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $708.5 million total goodwill at September 30, 2017, $468.8 million related to the North America Storage Solutions segment, $58.5 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2017 to September 30, 2017 (in thousands):

Balance at January 1, 2017	$703,558
Foreign currency	4,965
Adjustments	18
Balance at September 30, 2017	$708,541

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		September 30, 2017			December 31, 2016
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$93,181	$(33,302)	$59,879	$92,515	$(28,729)	$63,786
Trade names/trademarks	5 - 10	5,949	(3,086)	2,863	5,892	(2,364)	3,528
Non-compete agreements	5	1,890	(1,040)	850	1,886	(813)	1,073
Other	20	60	(28)	32	59	(26)	33
Total		$101,080	$(37,456)	$63,624	$100,352	$(31,932)	$68,420

Amortization expense for amortizable intangibles was approximately $4.9 million and $4.8 million for the nine-month periods ended September 30, 2017 and 2016.  Based on the carrying value at September 30, 2017, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2017 (remaining)	$1,682
2018	6,418
2019	6,265
2020	5,140
2021	4,906
Thereafter	39,213
Total	$63,624

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of September 30, 2017, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of September 30, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

The 2024 Notes bear interest at a rate of 5.875% per year, have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Obligations Under Capital Leases

At September 30, 2017 and December 31, 2016, obligations under capital leases for certain real property, transportation, technology and office related equipment were $51.8 million and $50.7 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at September 30, 2017 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2017 (remaining)	$—	$—	$2,080	$2,080
2018	—	—	7,688	7,688
2019	—	—	8,063	8,063
2020	640,879	—	9,351	650,230
2021	—	—	9,114	9,114
Thereafter	—	250,000	15,493	265,493
Total	$640,879	$250,000	$51,789	$942,668

(10) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of September 30, 2017, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2014, to examination for any U.S. state taxing authority prior to 2012, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.

Our effective income tax rate increased to 36.2% for the three months ended September 30, 2017, compared to 31.7% for the prior-year quarter.  This increase in the effective tax rate was primarily due to a greater portion of pre-tax income being generated in the U.S., which has a higher income tax rate, U.S. state tax rate increases enacted in the current quarter, and a benefit recorded in the prior-year period for the corporate tax rate reduction enacted in the U.K. during the third quarter of 2016. For the nine month periods ended September 30, 2017 and 2016 our effective tax rates were 35.1% and 34.5%, respectively. The increase in the tax rate was primarily due to a greater portion of pre-tax income being generated in the U.S., which has a higher income tax rate, partially offset by stock compensation related items recorded discretely in the prior-year period.

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

As of September 30, 2017, we had approximately $14.1 million of gross unrecognized tax benefits, of which, none would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2017	$5,874
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	8,266
Balance as of September 30, 2017	$14,140

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(11) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of September 30, 2017, 1.7 million shares are available for future grants, assuming performance-based options vest at their target amount.  Generally, stock options have contractual terms of ten years.

The following table summarizes the Company’s share-based compensation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,071	$2,156	$5,890	$6,343
Restructuring expenses	—	120	—	178
Total share-based compensation	$2,071	$2,276	$5,890	$6,521

During the nine months ended September 30, 2017, the final vesting dates were accelerated for certain share-based compensation awards to an executive departing the Company.  The vesting dates were adjusted to correspond to the executive’s departure date, resulting in expense of $0.2 million in the current quarter and a total of $1.2 million in the current year.  The expense related to the acceleration is included in rental, selling and general expenses in the condensed consolidated statement of income for the three and nine months ended September 30, 2017.

As of September 30, 2017, total unrecognized compensation cost related to stock option awards was approximately $2.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. As of September 30, 2017, the unrecognized compensation cost related to restricted stock awards was approximately $5.3 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. The following are the key assumptions used for each of the nine-month periods ended September 30:

	2017	2016
Risk-free interest rate	1.7% - 1.9%	1.1% - 1.5%
Expected life of the options (years)	5	5
Expected stock price volatility	33.4% - 35.4%	36.7% - 36.9%
Expected dividend rate	2.8% - 3.1%	2.1% - 3.1%

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,292	$32.06
Granted	440	32.27
Canceled/Expired	(259)	29.85
Exercised	(199)	23.57
Options outstanding, end of period	3,274	32.78

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

A summary of stock options outstanding as of September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,274	$32.78	6.11	$11,542
Exercisable	2,543	33.20	5.35	8,540

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was approximately $1.6 million and the weighted average fair value of stock options granted during the nine months ended September 30, 2017 was $8.20.

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

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	243	$30.27
Awarded	143	31.98
Released	(129)	31.18
Forfeited	(29)	31.55
Restricted stock awards at end of period	228	30.67

The restricted stock awards that vested during the nine months ended September 30, 2017 had an aggregate grant date fair value of $4.0 million and an aggregate vesting date fair value of $3.3 million.

(12) Restructuring

We have undergone restructuring actions to align our business operations.  The restructuring expenses during the nine-month period ended September 30, 2017 resulted primarily from the continuation of restructuring projects initiated in prior years.  These costs include additional restructuring items that were included in prior year plans but were not accruable at the time of the previous charges. Of the $2.1 million of restructuring expenses recognized in the nine months ended September 30, 2017, approximately $1.3 million related to activities associated with the continued integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure, along with realigning and streamlining the salesforce and field operations. Additionally, $0.8 million of costs related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to the divesture of our wood mobile office business.

Of the $5.2 million of restructuring expense recognized in the nine months ended September 30, 2016 approximately $2.5 million of expenses largely relate to the abandonment of yards related to the divestiture of our wood mobile office business and the remaining $2.1 million related to the integration of ETS into the existing Mobile Mini infrastructure, including the re-alignment of sales leadership with operational leadership.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2016 and the nine-month period ended September 30, 2017:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2016	$—	$1,245	$495	$2	$1,742
Restructuring expense	109	1,006	3,453	1,452	6,020
Settlement of obligations	(109)	(1,856)	(3,580)	(1,454)	(6,999)
Accrued obligations as of December 31, 2016	—	395	368	—	763
Restructuring expense	—	277	810	975	2,062
Settlement of obligations	—	(508)	(954)	(890)	(2,352)
Accrued obligations as of September 30, 2017	$—	$164	$224	$85	$473

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$—	$1	$—	$109
Severance and benefits	277	837	277	1,073
Lease abandonment costs	105	799	810	2,612
Other costs	243	11	975	1,426
Restructuring expenses	$625	$1,648	$2,062	$5,220

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

(14) Stockholders’ Equity

Dividends

During the nine months ended September 30, 2017, the Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2017	March 15, 2017	March 1, 2017	$0.227
April 26, 2017	May 31, 2017	May 17, 2017	0.227
July 18, 2017	August 30, 2017	August 16, 2017	0.227

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

During the nine months ended September 30, 2017, we purchased approximately 0.2 million shares of our common stock at a total cost of $7.3 million, and a cost of approximately $29.58 per share (excluding commissions), under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of September 30, 2017.  In addition, during the nine months ended September 30, 2017, we withheld approximately 33,000 shares of stock from employees, for an approximate value of $1.0 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

During the nine months ended September 30, 2016, we purchased approximately 0.3 million shares of our common stock at a cost of $6.8 million under the authorized share repurchase program. Approximately $82.2 million was available for repurchase as of September 30, 2016. In addition, during the nine months ended September 30, 2016, we withheld approximately 13,000 shares of stock from employees, for an approximate value of $0.4 million, upon vesting of share awards to satisfy minimum tax withholding obligations. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $113.1 million and $107.6 million for the three months ended September 30, 2017 and 2016, respectively, and were $320.5 million and $313.8 million for the nine months ended September 30, 2017 and 2016, respectively.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$84,249	$20,239	$104,488	$23,207	$127,695
Sales	4,503	2,240	6,743	1,695	8,438
Other	274	127	401	102	503
Total revenues	89,026	22,606	111,632	25,004	136,636
Costs and expenses:
Rental, selling and general expenses	57,327	12,868	70,195	17,550	87,745
Cost of sales	2,657	1,820	4,477	1,042	5,519
Restructuring expenses	500	—	500	125	625
Depreciation and amortization	8,052	1,784	9,836	6,099	15,935
Total costs and expenses	68,536	16,472	85,008	24,816	109,824
Income from operations	$20,490	$6,134	$26,624	$188	$26,812
Interest expense, net of interest income	$6,370	$125	$6,495	$2,704	$9,199
Income tax provision (benefit)	6,280	981	7,261	(878)	6,383
Capital expenditures for additions to rental fleet, excluding acquisitions	16,629	4,509	21,138	1,780	22,918

	For the Three Months Ended September 30, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$77,824	$19,854	$97,678	$24,106	$121,784
Sales	4,905	414	5,319	1,291	6,610
Other	238	133	371	88	459
Total revenues	82,967	20,401	103,368	25,485	128,853
Costs and expenses:
Rental, selling and general expenses	51,633	12,451	64,084	16,373	80,457
Cost of sales	2,821	292	3,113	784	3,897
Restructuring expenses	1,285	—	1,285	363	1,648
Depreciation and amortization	7,397	1,703	9,100	7,084	16,184
Total costs and expenses	63,136	14,446	77,582	24,604	102,186
Income from operations	$19,831	$5,955	$25,786	$881	$26,667
Interest expense, net of interest income	$4,817	$139	$4,956	$3,091	$8,047
Income tax provision (benefit)	7,806	79	7,885	(1,979)	5,906
Capital expenditures for additions to rental fleet, excluding acquisitions	11,967	1,958	13,925	4,397	18,322

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following tables set forth certain information regarding each of the Company’s segments for the nine-month periods indicated:

	For the Nine Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$236,326	$57,454	$293,780	$66,508	$360,288
Sales	14,407	6,356	20,763	4,054	24,817
Other	1,109	309	1,418	330	1,748
Total revenues	251,842	64,119	315,961	70,892	386,853
Costs and expenses:
Rental, selling and general expenses	161,122	37,429	198,551	50,403	248,954
Cost of sales	8,727	5,081	13,808	2,231	16,039
Restructuring expenses	1,933	—	1,933	129	2,062
Depreciation and amortization	23,316	5,180	28,496	18,445	46,941
Total costs and expenses	195,098	47,690	242,788	71,208	313,996
Income (loss) from operations	$56,744	$16,429	$73,173	$(316)	$72,857
Interest expense, net of interest income	$17,897	$377	$18,274	$8,118	$26,392
Income tax provision (benefit)	16,593	2,629	19,222	(2,943)	16,279
Capital expenditures for additions to rental fleet, excluding acquisitions	31,833	9,037	40,870	5,075	45,945

	For the Nine Months Ended September 30, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$225,508	$60,000	$285,508	$70,405	$355,913
Sales	14,065	1,669	15,734	4,109	19,843
Other	2,017	232	2,249	230	2,479
Total revenues	241,590	61,901	303,491	74,744	378,235
Costs and expenses:
Rental, selling and general expenses	150,382	37,410	187,792	47,004	234,796
Cost of sales	8,355	1,213	9,568	2,618	12,186
Restructuring expenses	4,498	—	4,498	722	5,220
Depreciation and amortization	21,008	5,208	26,216	21,414	47,630
Total costs and expenses	184,243	43,831	228,074	71,758	299,832
Income from operations	$57,347	$18,070	$75,417	$2,986	$78,403
Interest expense, net of interest income	$15,571	$406	$15,977	$8,556	$24,533
Income tax provision (benefit)	14,046	2,223	16,269	(1,650)	14,619
Capital expenditures for additions to rental fleet, excluding acquisitions	23,449	9,436	32,885	13,595	46,480

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of September 30, 2017:
Goodwill	$468,815	$58,510	$527,325	$181,216	$708,541
Intangibles, net	1,473	709	2,182	61,442	63,624
Rental fleet, net	708,298	155,700	863,998	119,290	983,288
As of December 31, 2016:
Goodwill	$468,464	$53,878	$522,342	$181,216	$703,558
Intangibles, net	1,959	899	2,858	65,562	68,420
Rental fleet, net	688,477	137,383	825,860	124,205	950,065

Included in the table above are assets in the U.S. of $1.5 billion as of both September 30, 2017 and December 31, 2016.

(16) Subsequent Events

Declaration of Quarterly Dividend

On October 18, 2017, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.227 per share of common stock, payable on November 29, 2017, to all stockholders of record as of the close of business on November 15, 2017.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,456	$11,153	$—	$12,609
Receivables, net	79,790	21,020	—	100,810
Inventories	14,759	2,254	—	17,013
Rental fleet, net	818,480	164,808	—	983,288
Property, plant and equipment, net	131,644	21,005	—	152,649
Other assets	12,215	3,169	—	15,384
Intangibles, net	62,889	735	—	63,624
Goodwill	645,126	63,415	—	708,541
Intercompany receivables	146,008	4,559	(150,567)	—
Total assets	$1,912,367	$292,118	$(150,567)	$2,053,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$21,956	$8,474	$—	$30,430
Accrued liabilities	62,594	8,947	—	71,541
Lines of credit	640,879	—	—	640,879
Obligations under capital leases	51,637	152	—	51,789
Senior notes, net	245,691	—	—	245,691
Deferred income taxes	218,580	19,487	—	238,067
Intercompany payables	1,042	1,526	(2,568)	—
Total liabilities	1,242,379	38,586	(2,568)	1,278,397
Commitments and contingencies
Stockholders' equity:
Common stock	496	—	—	496
Additional paid-in capital	602,772	147,999	(147,999)	602,772
Retained earnings	213,879	167,415	—	381,294
Accumulated other comprehensive loss	—	(61,882)	—	(61,882)
Treasury stock, at cost	(147,159)	—	—	(147,159)
Total stockholders' equity	669,988	253,532	(147,999)	775,521
Total liabilities and stockholders' equity	$1,912,367	$292,118	$(150,567)	$2,053,918

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$106,593	$21,102	$—	$127,695
Sales	6,176	2,262	—	8,438
Other	371	132	—	503
Total revenues	113,140	23,496	—	136,636
Costs and expenses:
Rental, selling and general expenses	74,194	13,551	—	87,745
Cost of sales	3,686	1,833	—	5,519
Restructuring expenses	625	—	—	625
Depreciation and amortization	14,065	1,870	—	15,935
Total costs and expenses	92,570	17,254	—	109,824
Income from operations	20,570	6,242	—	26,812
Other income (expense):
Interest income	2,652	2	(2,650)	4
Interest expense	(11,727)	(126)	2,650	(9,203)
Foreign currency exchange	—	(2)	—	(2)
Income before income tax provision	11,495	6,116	—	17,611
Income tax provision	5,402	981	—	6,383
Net income	$6,093	$5,135	$—	$11,228

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,093	$5,135	$—	$11,228
Foreign currency translation adjustment	—	7,566	—	7,566
Comprehensive income	$6,093	$12,701	$—	$18,794

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$6,943	$5,766	$—	$12,709
Foreign currency translation adjustment	—	(6,435)	—	(6,435)
Comprehensive income (loss)	$6,943	$(669)	$—	$6,274

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Nine Months Ended September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$300,751	$59,537	$—	$360,288
Sales	18,339	6,478	—	24,817
Other	1,432	316	—	1,748
Total revenues	320,522	66,331	—	386,853
Costs and expenses:
Rental, selling and general expenses	209,574	39,380	—	248,954
Cost of sales	10,873	5,166	—	16,039
Restructuring expenses	2,062	—	—	2,062
Depreciation and amortization	41,503	5,438	—	46,941
Total costs and expenses	264,012	49,984	—	313,996
Income from operations	56,510	16,347	—	72,857
Other income (expense):
Interest income	7,966	4	(7,950)	20
Interest expense	(33,981)	(381)	7,950	(26,412)
Foreign currency exchange	—	(29)	—	(29)
Income before income tax provision	30,495	15,941	—	46,436
Income tax provision	13,650	2,629	—	16,279
Net income	$16,845	$13,312	$—	$30,157

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$16,845	$13,312	$—	$30,157
Foreign currency translation adjustment	—	19,165	—	19,165
Comprehensive income	$16,845	$32,477	$—	$49,322

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$12,253	$15,526	$—	$27,779
Foreign currency translation adjustment	—	(25,420)	—	(25,420)
Comprehensive income (loss)	$12,253	$(9,894)	$—	$2,359

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,845	$13,312	$—	$30,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,839	337	—	3,176
Amortization of deferred financing costs	1,545	—	—	1,545
Amortization of long-term liabilities	98	—	—	98
Share-based compensation expense	5,671	219	—	5,890
Depreciation and amortization	41,503	5,438	—	46,941
Gain on sale of rental fleet units	(4,014)	(259)	—	(4,273)
Loss on disposal of property, plant and equipment	105	367	—	472
Deferred income taxes	13,649	1,518	—	15,167
Foreign currency exchange	—	29	—	29
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(2,153)	(1,030)	—	(3,183)
Inventories	(232)	(1,211)	—	(1,443)
Other assets	728	(1,225)	—	(497)
Accounts payable	(2,961)	(239)	—	(3,200)
Accrued liabilities	3,772	1,181	—	4,953
Intercompany	274	(274)	—	—
Net cash provided by operating activities	77,669	18,163	—	95,832
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(36,757)	(9,188)	—	(45,945)
Proceeds from sale of rental fleet	8,599	1,003	—	9,602
Additions to property, plant and equipment, excluding acquisitions	(10,010)	(2,806)	—	(12,816)
Proceeds from sale of property, plant and equipment	78	702	—	780
Net cash used in investing activities	(38,090)	(10,289)	—	(48,379)
Cash flows from financing activities:
Net repayments under lines of credit	(96)	(185)	—	(281)
Deferred financing costs	(12)	—	—	(12)
Principal payments on capital lease obligations	(5,481)	(45)	—	(5,526)
Issuance of common stock	4,685	—	—	4,685
Dividend payments	(30,120)	—	—	(30,120)
Purchase of treasury stock	(8,359)	—	—	(8,359)
Net cash used in financing activities	(39,383)	(230)	—	(39,613)
Effect of exchange rate changes on cash	—	632	—	632
Net increase in cash	196	8,276	—	8,472
Cash and cash equivalents at beginning of period	1,260	2,877	—	4,137
Cash and cash equivalents at end of period	$1,456	$11,153	$—	$12,609

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,253	$15,526	$—	$27,779
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	3,759	531	—	4,290
Amortization of deferred financing costs	1,449	8	—	1,457
Amortization of long-term liabilities	87	—	—	87
Share-based compensation expense	6,314	207	—	6,521
Depreciation and amortization	42,123	5,507	—	47,630
Gain on sale of rental fleet units	(3,862)	(366)	—	(4,228)
Loss on disposal of property, plant and equipment	942	147	—	1,089
Deferred income taxes	12,226	2,222	—	14,448
Foreign currency exchange	—	9		9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(16,432)	(2,667)	—	(19,099)
Inventories	(3,085)	405	—	(2,680)
Other assets	408	154	—	562
Accounts payable	871	3,081	—	3,952
Accrued liabilities	2,740	1	—	2,741
Intercompany	771	(771)	—	—
Net cash provided by operating activities	72,027	23,994	—	96,021
Cash flows from investing activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	—	—	(9,206)
Additions to rental fleet, excluding acquisitions	(37,012)	(9,468)	—	(46,480)
Proceeds from sale of rental fleet	9,404	1,366	—	10,770
Additions to property, plant and equipment, excluding acquisitions	(18,300)	(7,450)	—	(25,750)
Proceeds from sale of property, plant and equipment	1,732	637	—	2,369
Net cash used in investing activities	(53,382)	(14,915)	—	(68,297)
Cash flows from financing activities:
Net repayments under lines of credit	(14,300)	(1,871)	—	(16,171)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(5,352)	—	—	(5,352)
Principal payments on capital lease obligations	(4,592)	(101)	—	(4,693)
Issuance of common stock	356	—	—	356
Dividend payments	(27,327)	—	—	(27,327)
Purchase of treasury stock	(7,135)	—	—	(7,135)
Net cash used in financing activities	(17,542)	(1,972)	—	(19,514)
Effect of exchange rate changes on cash	—	(301)	—	(301)
Net increase in cash	1,103	6,806	—	7,909
Cash and cash equivalents at beginning of period	1,033	580	—	1,613
Cash and cash equivalents at end of period	$2,136	$7,386	$—	$9,522

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 93% of our total revenues for the nine months ended September 30, 2017.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business (including our acquired subsidiaries Evergreen Tank Solutions and Water Movers) as “Mobile Mini Tank + Pump Solutions”.  As of September 30, 2017, our network of locations included 122 Storage Solutions locations, 17 Tank & Pump Solutions locations and 16 combined locations.  Our Storage Solutions fleet consisted of approximately 214,900 units and our Tank & Pump Solutions fleet consisted of approximately 12,000 units.

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended September 30, 2017 was derived from our North American Storage Solutions business, 16% was derived from our U.K. Storage Solutions business and 18% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 42% of our consolidated rental revenue, is forecasted to continue to show growth in 2017 over 2016.  While only about 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to continue to remain challenged in the near term. Our unique footprint in the U.S. and the U.K. allows us to leverage our branch network to generate and support significant national account relationships.  These national account customers typically involve seasonal demand in the third and fourth quarter during holiday season.

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

The table below outlines the composition of our Storage Solutions rental fleet at September 30, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$651,082	182,404	63%	85%
Steel ground level offices	368,873	31,090	36	14
Other	8,252	1,421	1	1
Storage Solutions rental fleet	1,028,207	214,915	100%	100%
Accumulated depreciation	(164,209)
Storage Solutions rental fleet, net	$863,998

The table below outlines the composition of our Tank & Pump Solutions rental fleet at September 30, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$63,673	3,093	40%	26%
Roll-off boxes	29,038	5,368	18	45
Stainless steel tank trailers	29,093	666	18	6
Vacuum boxes	12,360	1,312	8	11
Dewatering boxes	5,981	690	4	6
Pumps and filtration equipment	12,697	874	8	6
Other	6,950	n/a	4
Tank & Pump Solutions rental fleet	159,792	12,003	100%	100%
Accumulated depreciation	(40,502)
Tank & Pump Solutions rental fleet, net	$119,290

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except percentages)
Net income	$11,228	$12,709	$30,157	$27,779
Interest expense	9,203	8,047	26,412	24,533
Income tax provision	6,383	5,906	16,279	14,619
Depreciation and amortization	15,935	16,184	46,941	47,630
Debt extinguishment expense	—	—	—	9,192
Deferred financing costs write-off	—	—	—	2,271
EBITDA	42,749	42,846	119,789	126,024
Share-based compensation expense (1)	1,920	2,156	4,705	6,343
Restructuring expenses (2)	625	1,648	2,062	5,220
Acquisition-related expenses (3)	26	—	123	—
Sales tax refund (4)	—	—	—	(1,365)
Other (1)(5)	211	—	2,500	—
Adjusted EBITDA	$45,531	$46,650	$129,179	$136,222
EBITDA margin	31.3%	33.3%	31.0%	33.3%
Adjusted EBITDA margin (6)	33.3	36.2	33.4	36.1

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by operating activities	$32,611	$31,311	$95,832	$96,021
Interest paid	12,192	3,889	30,379	17,880
Income and franchise taxes paid	213	229	1,313	1,380
Share-based compensation expense (1)	(2,070)	(2,276)	(5,890)	(6,521)
Gain on sale of rental fleet	1,447	1,446	4,273	4,228
Loss on disposal of property, plant and equipment	(190)	(400)	(472)	(1,089)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	7,794	5,159	7	14,809
Inventories	539	890	1,443	2,680
Other assets	(2,297)	(80)	497	(562)
Accounts payable and accrued liabilities	(7,490)	2,678	(7,593)	(2,802)
EBITDA	$42,749	$42,846	$119,789	$126,024

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

(3)	Incremental costs associated with acquisitions.
(4)	Revenue associated with sales tax refunds.

(5)	Other expenses include severance and transition expenses for senior executives, including the acceleration of share-based compensation.
(6)	Revenue associated with sales tax refunds was excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net cash provided by operating activities	$32,611	$31,311	$95,832	$96,021
Additions to rental fleet, excluding acquisitions	(22,918)	(18,322)	(45,945)	(46,480)
Proceeds from sale of rental fleet	3,319	3,361	9,602	10,770
Additions to property, plant and equipment, excluding acquisitions	(4,109)	(6,487)	(12,816)	(25,750)
Proceeds from sale of property, plant and equipment	12	754	780	2,369
Net capital expenditures, excluding acquisitions	(23,696)	(20,694)	(48,379)	(59,091)
Free cash flow	$8,915	$10,617	$47,453	$36,930

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

	Three Months Ended September 30, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$127,754	$127,695	$59
Rental, selling and general expenses	87,783	87,745	38
Adjusted EBITDA	45,555	45,531	24

	Nine Months Ended September 30, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$365,474	$360,288	$5,186
Rental, selling and general expenses	252,354	248,954	3,400
Adjusted EBITDA	131,139	129,179	1,960

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$127,695	$121,784	93.5%	94.5%	$5,911	4.9%
Sales	8,438	6,610	6.2	5.1	1,828	27.7
Other	503	459	0.4	0.4	44	9.6
Total revenues	136,636	128,853	100.0	100.0	7,783	6.0
Costs and expenses:
Rental, selling and general expenses	87,745	80,457	64.2	62.4	7,288	9.1
Cost of sales	5,519	3,897	4.0	3.0	1,622	41.6
Restructuring expenses	625	1,648	0.5	1.3	(1,023)	(62.1)
Depreciation and amortization	15,935	16,184	11.7	12.6	(249)	(1.5)
Total costs and expenses	109,824	102,186	80.4	79.3	7,638	7.5
Income from operations	26,812	26,667	19.6	20.7	145	0.5
Other income (expense):
Interest income	4	—	—	—	4	n/a
Interest expense	(9,203)	(8,047)	(6.7)	(6.2)	(1,156)	14.4
Foreign currency exchange	(2)	(5)	—	—	3	n/a
Income before income tax provision	17,611	18,615	12.9	14.4	(1,004)
Income tax provision	6,383	5,906	4.7	4.6	477
Net income	$11,228	$12,709	8.2%	9.9%	$(1,481)

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA	$42,749	$42,846	31.3%	33.3%	$(97)	(0.2)%
Adjusted EBITDA	45,531	46,650	33.3	36.2	(1,119)	(2.4)
Free Cash Flow	8,915	10,617	6.5	8.2	(1,702)	(16.0)

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$104,488	$97,678	$6,810	7.0%
Sales	6,743	5,319	1,424	26.8
Other	401	371	30	8.1
Total revenues	$111,632	$103,368	$8,264	8.0

	Tank & Pump Solutions
	Three Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$23,207	$24,106	$(899)	(3.7)%
Sales	1,695	1,291	404	31.3
Other	102	88	14	15.9
Total revenues	$25,004	$25,485	$(481)	(1.9)

Of the $136.6 million of total revenues for the three months ended September 30, 2017, $111.6 million, or 81.7%, related to the Storage Solutions business and $25.0 million, or 18.3%, related to the Tank & Pump Solutions business.  In the three-month period ended September 30, 2016, $103.4 million, or 80.2%, related to the Storage Solutions business and $25.5 million, or 19.8%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 7.0% during the current-year period as compared to the prior-year period.  This increase was driven by a 2.9% increase in year-over-year rental rates and a 5.3% increase in units on rent, offset by unfavorable mix and other items. During the quarter we leveraged our footprint and fleet capacity to partner with our national account customers to initiate an earlier start to our seasonal holiday business. The revenue growth reflects this strong start, which we expect to carry over into the fourth quarter. Additionally, we expect increased demand for our storage products related to the recent hurricanes in the gulf coast. Yield (calculated as rental revenues divided by average units on rent) increased 1.6% as compared to the prior-year quarter.

Rental revenues within the Tank & Pump Solutions business decreased $0.9 million, or 3.7%, for the three-month period ended September 30, 2017, as compared to the prior-year period.  Downstream revenue decreased slightly in the current-year quarter as compared to prior-year quarter.  Downstream demand from our customers during the quarter continued to be affected by the postponement of maintenance projects due to our customers’ focus on production resulting from lower oil prices, as well as decreases at one of our largest customers, both of which are temporary.  Diversified revenue also decreased in the current-year quarter as compared to the prior-year quarter, while upstream revenue has increased.  Sequentially, Tank & Pump Solutions rental revenues increased 3.8%, with increases in each of the customer segments.  Tank & Pump Solutions business increased in the second half of the current quarter and we anticipate increased demand in the near-term. Additionally we expect to see increased demand created by the recent hurricanes for approximately two or three months.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the quarter ended September 30, 2017 increased $1.4 million, or 26.8%, to $6.7 million, compared to $5.3 million in the prior-year period. The growth was largely due to increased activity in the U.K. resulting from a recent acquisition. Tank & Pump Solutions sales revenue of $1.7 million for the quarter ended September 30, 2017 increased $0.4 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$70,195	$64,084	$6,111	9.5%
Cost of sales	4,477	3,113	1,364	43.8
Restructuring expenses	500	1,285	(785)	n/a
Depreciation and amortization	9,836	9,100	736	8.1
Total costs and expenses	$85,008	$77,582	$7,426	9.6

	Tank & Pump Solutions
	Three Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$17,550	$16,373	$1,177	7.2%
Cost of sales	1,042	784	258	32.9
Restructuring expenses	125	363	(238)	n/a
Depreciation and amortization	6,099	7,084	(985)	(13.9)
Total costs and expenses	$24,816	$24,604	$212	0.9

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended September 30, 2017 of $87.7 million increased $7.3 million, or 9.1%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 64.2% for the three months ended September 30, 2017, which was an increase from 62.4% in the prior-year period.

Within the Storage Solutions business, rental, selling and general expenses increased to $70.2 million, or 9.5%, from $64.1 million in the prior-year quarter. The increase was primarily due to higher variable compensation in the current-year period, as compared to the prior-year period, and to a lesser extent, higher transportation costs due to increased rental activity.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.2 million, or 7.2%, in the current-year quarter, as compared to the prior-year quarter.  The increase was largely due to increased payroll costs.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.5 million and $3.1 million in the quarters ended September 30, 2017 and 2016, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.3 million and $2.2 million for the three-month periods ended September 30, 2017 and 2016, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.6% in the quarter ended September 30, 2017 and 41.5% in the prior-year quarter.  The decrease in profit margin is due to sales activity related to a recent U.K. acquisition.

Within the Tank & Pump Solutions business, cost of sales was $1.0 million and $0.8 million in the quarters ended September 30, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $0.6 million and $0.5 million for the three-month periods ended September 30, 2017 and 2016, respectively.

Restructuring. Included in restructuring expenses for the three months ended September 30, 2017 and 2016 were approximately $0.5 million and $0.3 million, respectively, of expenses related to the integration of our wholly owned subsidiary ETS into the existing Mobile Mini infrastructure, along with realigning and streamlining the salesforce and field operations. Also included in restructuring expenses for the three months ended September 30, 2017 and 2016 was $0.1 million and $0.8 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $15.9 million for the three months ended September 30, 2017 decreased slightly from the prior-year period.

Interest Expense. Interest expense was $9.2 million for the three months ended September 30, 2017 and $8.0 million in the prior-year period. Our average debt outstanding in the quarter ended September 30, 2017 was $935.9 million, as compared to $942.4 million in the prior-year quarter. The 14.4% increase in interest expense is primarily due to higher interest rates on the line of credit. The weighted average interest rate on our debt was 3.7% and 3.2% for the three-month periods ended September 30, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.9% and 3.4% for the three-month periods ended September 30, 2017 and 2016, respectively.

Provision for Income Taxes. During the quarter ended September 30, 2017, we had a $6.4 million provision for income taxes, compared to $5.9 million in the prior-year quarter. Our effective income tax rate increased to 36.2% for the three months ended September 30, 2017, compared to 31.7% for the prior-year quarter.  This increase in the effective tax rate was primarily due to a greater portion of pre-tax income being generated in the U.S., which has a higher income tax rate, U.S. state tax rate increases enacted in the current quarter, and a benefit recorded in the prior-year period for the corporate tax rate reduction enacted in the U.K. during the third quarter of 2016.

Net Income. As a result of the income statement activity discussed above, we had net income of $11.2 million for the three months ended September 30, 2017, compared to net income of $12.7 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended September 30, 2017, we realized adjusted EBITDA of $45.5 million, a decrease of $1.1 million, or 2.4%, as compared to adjusted EBITDA of $46.7 million in the prior-year period. Strong growth in our Storage Solutions business revenue was offset by lower revenue in the Tank & Pump Solutions business and overall increased rental, selling and general costs primarily driven by increased variable compensation in the current-year. Our adjusted EBITDA margins were 33.3% and 36.2% for the quarters ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, adjusted EBITDA related to the Storage Solutions business increased $0.8 million, or 2.0%, to $39.1 million from $38.3 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $1.9 million, or 22.7%, to $6.5 million during the three months ended September 30, 2017 from $8.4 million during the prior-year period. Adjusted EBITDA margins for the quarter ended September 30, 2017 were 35.0% for the Storage Solutions business and 25.9% for the Tank & Pump Solutions business.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$360,288	$355,913	93.1%	94.1%	$4,375	1.2%
Sales	24,817	19,843	6.4	5.2	4,974	25.1
Other	1,748	2,479	0.5	0.7	(731)	(29.5)
Total revenues	386,853	378,235	100.0	100.0	8,618	2.3
Costs and expenses:
Rental, selling and general expenses	248,954	234,796	64.4	62.1	14,158	6.0
Cost of sales	16,039	12,186	4.1	3.2	3,853	31.6
Restructuring expenses	2,062	5,220	0.5	1.4	(3,158)	(60.5)
Depreciation and amortization	46,941	47,630	12.1	12.6	(689)	(1.4)
Total costs and expenses	313,996	299,832	81.2	79.3	14,164	4.7
Income from operations	72,857	78,403	18.8	20.7	(5,546)	(7.1)
Other income (expense):
Interest income	20	—	—	—	20	n/a
Interest expense	(26,412)	(24,533)	(6.8)	(6.5)	(1,879)	7.7
Debt extinguishment expense	—	(9,192)	—	(2.4)	9,192	n/a
Deferred financing costs write-off	—	(2,271)	—	(0.6)	2,271	n/a
Foreign currency exchange	(29)	(9)	—	—	(20)	n/a
Income before income tax provision	46,436	42,398	12.0	11.2	4,038
Income tax provision	16,279	14,619	4.2	3.9	1,660
Net income	$30,157	$27,779	7.8%	7.3%	$2,378

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA	$119,789	$126,024	31.0%	33.3%	$(6,235)	(4.9)%
Adjusted EBITDA (1)	129,179	136,222	33.4	36.1	(7,043)	(5.2)
Free Cash Flow	47,453	36,930	12.3	9.8	10,523	28.5

(1)	The calculation of adjusted EBITDA as a percentage of revenue includes a net reduction to revenue related to transactions not indicative of our business. See “Non-GAAP Data and Reconciliations” above.

Total Revenues.  The following table depicts revenues by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$293,780	$285,508	$8,272	2.9%
Sales	20,763	15,734	5,029	32.0
Other	1,418	2,249	(831)	(36.9)
Total revenues	$315,961	$303,491	$12,470	4.1

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$66,508	$70,405	$(3,897)	(5.5)%
Sales	4,054	4,109	(55)	(1.3)
Other	330	230	100	43.5
Total revenues	$70,892	$74,744	$(3,852)	(5.2)

Of the $386.9 million of total revenues for the nine months ended September 30, 2017, $316.0 million, or 81.7%, related to the Storage Solutions business and $70.9 million, or 18.3%, related to the Tank & Pump Solutions business.  In the nine-month period ended September 30, 2016, $303.5 million, or 80.2%, related to the Storage Solutions business and $74.7 million, or 19.8%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased $8.3 million, or 2.9%, during the current-year period, as compared to the prior-year period.  However, adjusted for the unfavorable change in currency translation rates as well as one less day in the current-year period, Storage Solutions rental revenue increased approximately 5.1%, as compared to the prior-year period.  This increase was driven by a 2.7% increase in year-over-year rental rates and a 4.3% increase in units on rent, partially offset by decreases due to unfavorable mix and other items. Adjusted for the unfavorable currency effect and the extra day in the prior-year period, yield increased approximately 0.8%, as compared to the prior-year period.

Rental revenues within the Tank & Pump Solutions business decreased $3.9 million, or 5.5%, for the nine-month period ended September 30, 2017, as compared to the prior-year period. This decline was primarily due to decreases in our downstream revenue as well as fewer infrastructure projects in our pump business. Downstream demand from our customers during the quarter continues to be affected by the postponement of maintenance projects due our customers’ focus on production resulting from lower oil prices, as well as decreases at one of our largest customers, both of which are temporary.  Upstream revenue was down slightly in the current-year period, as compared to the prior-year period.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the nine months ended September 30, 2017 increased $5.0 million, or 32.0%, to $20.8 million, compared to $15.7 million in the prior-year period. The growth was largely due to increased activity in the U.K. resulting from a recent acquisition. Tank & Pump Solutions sales revenue of $4.1 million for the nine months ended September 30, 2017 was consistent with the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$198,551	$187,792	$10,759	5.7%
Cost of sales	13,808	9,568	4,240	44.3
Restructuring expenses	1,933	4,498	(2,565)	n/a
Depreciation and amortization	28,496	26,216	2,280	8.7
Total costs and expenses	$242,788	$228,074	$14,714	6.5

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$50,403	$47,004	$3,399	7.2%
Cost of sales	2,231	2,618	(387)	(14.8)
Restructuring expenses	129	722	(593)	n/a
Depreciation and amortization	18,445	21,414	(2,969)	(13.9)
Total costs and expenses	$71,208	$71,758	$(550)	(0.8)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the nine months ended September 30, 2017 of $249.0 million increased $14.2 million, or 6.0%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 64.4% for the nine months ended September 30, 2017, which was an increase from 62.1% in the prior-year period.

Included in Storage Solutions rental, selling and general expenses for the current period is $2.6 million of expense related to the severance and transition of executives, as well as acquisition-related expense.  Excluding these expenses, rental, selling and general expenses for the nine months ended September 30, 2017 increased $8.1 million, or 4.3%, from the prior-year period.  When adjusted for the effect of the change in currency translation rates and excluding the $2.6 million of expenses discussed above, rental, selling and general expenses increased $11.5 million, or 6.1%. The increase was primarily due to higher variable compensation in the current-year period as compared to the prior-year period, and to a lesser extent, higher transportation costs due to increased rental activity. In addition, we had increased costs associated with the operation of our new enterprise resource planning (“ERP”) system.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $3.4 million, or 7.2%, in the current-year period, as compared to the prior-year period.  The increase was largely due to increased payroll costs and higher fleet repairs and maintenance.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $13.8 million and $9.6 million in the nine-month periods ended September 30, 2017 and 2016, respectively.  Storage Solutions sales profit was $7.0 million and $6.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  Sales profit margin was 33.5% in the nine months ended September 30, 2017 and 39.2% in the prior-year period.  The decrease in profit margin is due to sales activity related to a recent U.K. acquisition.

Within the Tank & Pump Solutions business, cost of sales was $2.2 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $1.8 million and $1.5 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Restructuring. Included in restructuring expenses for the nine months ended September 30, 2017 and 2016 were approximately $1.2 million and $2.1 million, respectively, of expenses related to the integration of our wholly owned subsidiary ETS into the existing Mobile Mini infrastructure, along with realigning and streamlining the salesforce and field operations. Also included in restructuring expenses for the nine months ended September 30, 2017 and 2016 was $0.8 million and $2.5 million, respectively, of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $46.9 million for the nine months ended September 30, 2017 is consistent with $47.6 million of depreciation and amortization for the nine months ended September 30, 2016.

Interest Expense. Interest expense was $26.4 million for the nine months ended September 30, 2017 and $24.5 million in the prior-year period, an increase of $1.9 million. The 7.7% increase in interest expense is primarily due to higher interest rates on the line of credit. Our average debt outstanding in the nine-month period ended September 30, 2017 was $933.6 million, as compared to $925.1 million in the prior-year period. The weighted average interest rate on our debt was 3.5% and 3.3% for the nine-month periods ended September 30, 2017 and 2016, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 3.8% and 3.5% for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

Provision for Income Taxes. During the nine months ended September 30, 2017, we had a $16.3 million provision for income taxes, compared to $14.6 million in the prior-year period. Our effective income tax rate increased to 35.1% for the nine months ended September 30, 2017, compared to 34.5% for the prior-year period.  The increase in the tax rate was primarily due to a greater portion of pre-tax income being generated in the U.S., which has a higher income tax rate, partially offset by stock compensation related items recorded discretely in the prior-year period.

Net Income. As a result of the income statement activity discussed above, we had net income of $30.2 million for the nine months ended September 30, 2017, compared to net income of $27.8 million in the prior-year period.

Adjusted EBITDA. For the nine-month period ended September 30, 2017, we realized adjusted EBITDA of $129.2 million, a decrease of $7.0 million, or 5.2%, as compared to adjusted EBITDA of $136.2 million in the prior-year period. Growth in our Storage Solutions business revenue was offset by decreased revenue in our Tank & Pump Solutions business, overall increased rental, selling and general costs primarily driven by increased variable compensation in the current-year period and an unfavorable currency exchange rate. Our adjusted EBITDA margins were 33.4% and 36.1% for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, adjusted EBITDA related to the Storage Solutions business decreased slightly, to $110.7 million from $110.9 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $6.9 million, or 27.1%, to $18.4 million during the nine months ended September 30, 2017 from $25.3 million during the prior-year period. Adjusted EBITDA margins for the nine months ended September 30, 2017 were 35.0% for the Storage Solutions business and 26.0% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the nine-month periods ended September 30, 2017 and 2016 of $95.8 million and $96.0 million, respectively, resulted in free cash flow of $47.5 million and $36.9 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2017, we had $640.9 million of borrowings outstanding and $354.6 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of September 30, 2017 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) LIBOR plus an applicable margin, or (ii) the prime rate plus an applicable margin. The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date.  The margins in effect as of September 30, 2017 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90.0 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base. As of September 30, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Operating Activities. Net cash provided by operating activities was $95.8 million for the nine months ended September 30, 2017, compared to $96.0 million in the prior-year period, a slight decrease of $0.2 million.  An increase in net income of $2.4 million was offset by a $13.7 million net decrease in adjustments to reconcile net income to cash provided by operating activities. This decrease was largely due to costs related to the extinguishment of the 2020 Notes in the prior-year period, which are added back to net income to calculate cash from operating activities.  Changes in certain assets and liabilities reduced cash provided by operating activities by $3.4 million in the current period, compared to a reduction of $14.5 million in the prior-year period.

Total net adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 resulted in increases to net cash provided by operating activities of $69.0 million and $82.8 million, respectively, a net difference of $13.8 million. The difference relates primarily to the prior year adjustments of $9.2 million of debt extinguishment charges and $2.3 million write-off of deferred financing fees.

The change in certain asset and liability accounts resulted in net reductions to cash provided by operating activities of $3.4 million in the current-year period and $14.5 million in the prior-year period.  The current period includes an outflow of $3.2 million from receivables, compared to a $19.1 million outflow in the prior-year period.  As of September 30, 2016, our receivables were larger than normal due to the implementation of our ERP system.  Receivables continued to be somewhat higher than normal at December 31, 2016 due to the implementation, as well as changes in the invoicing process instituted in 2016 by one of our largest customers.  However, the balance has normalized as of September 30, 2017. Due to the ERP implementation, the balance of our accounts payable was higher than normal at September 30, 2016, creating a $4.0 million inflow in the prior-year period.  Other changes in asset and liability accounts were primarily due to normal operating fluctuations.

Investing Activities. Net cash used in investing activities was $48.4 million for the nine months ended September 30, 2017, compared to $68.3 million for the nine months ended September 30, 2016. There were no acquisitions in the current-year period, compared to $9.2 million of cash paid for a business acquisition in the nine months ended September 30, 2016. The remaining $10.7 million decrease in net cash used in investing activities in the current-year period, as compared to the prior-year period, resulted from decreased net expenditures for long-lived assets during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Rental fleet capital expenditures were $45.9 million, and proceeds from sales were $9.6 million during the nine months ended September 30, 2017, as compared to rental fleet capital expenditures of $46.5 million and proceeds from sales of $10.8 million during the nine months ended September 30, 2016. Net rental fleet expenditures were $36.3 million, and $35.7 million, for the nine month periods ended September 30, 2017 and 2016, respectively.  Of the $45.9 million in capital expenditures for rental fleet during the current-year period, $31.8 million related to our North America Storage Solutions business, $9.0 million related to our U.K. Storage

Solutions business and $5.1 million related to our Tank & Pump Solutions business. Of the $46.5 million in capital expenditures for rental fleet during the prior-year period, $23.5 million related to our North America Storage Solutions business, $9.4 million related to our U.K. Storage Solutions business and $13.6 million related to our Tank & Pump Solutions business. Our expenditures are primarily to meet demand in geographic areas of high utilization for which it does not make economic sense to reposition our fleet and to meet customer demand for specific types of units.

Gross capital expenditures for property, plant and equipment were $12.8 million for the nine months ended September 30, 2017, compared to $25.8 million for the nine-month period ended September 30, 2016.  The prior-year period included hardware and software-related costs of approximately $13.6 million, primarily related to our ERP system, which was implemented in 2016.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2017 was $39.6 million, compared to $19.5 million for the prior-year period.  In the current-year period, we repaid $0.3 million under our lines of credit. Also in the nine months ended September 30, 2017, we paid $30.1 million of dividends and repurchased $8.4 million of treasury stock.  In the prior-year period, we issued $250.0 million aggregate principal amount of 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes. Also in the nine months ended September 30, 2016, we paid $27.3 million of dividends and repurchased $7.1 million of treasury stock.

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

At September 30, 2017, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.5 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of September 30, 2017, we had $640.9 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 2.5% for the nine months ended September 30, 2017.  Based upon the average amount of our variable rate debt of $637.5 million outstanding during the nine months ended September 30, 2017, our annual interest expense would increase by approximately $6.4 million for each one percentage point increase in the interest rate of our lines of credit.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2017	11,619	$30.80	—	$70,837
August 2017	572	31.05	—	70,837
September 2017	—	—	—	70,837
Total	12,191		—

(1)

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

10.1

Employment Agreement between Mobile Mini, Inc. and Van Welch, dated August 31, 2017. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2017).

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

MOBILE MINI, INC.

Date: October 20, 2017	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)