Form 10-K
period 2017-12-31
MOBILE MINI INC
filed 2018-02-05
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value on June 30, 2017 of the voting common stock held by non-affiliates of the registrant was approximately $1.3 billion.

As of January 26, 2018, there were outstanding 44,371,428 shares of the registrant’s common stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MOBILE MINI, INC.

2017 FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Unless otherwise indicated, the terms “Mobile Mini,” the “Company,” “we,” “us” and “our” refer to Mobile Mini, Inc. together with its consolidated subsidiaries.

Our discussion and analysis in this Annual Report on Form 10-K, our 2017 Annual Report to Stockholders, our other reports that we file with the Securities and Exchange Commission (the “SEC”), our press releases and in public statements of our officers and corporate spokespersons contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. We have tried, wherever possible, to identify such statements by using words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology. The forward-looking statements in this Annual Report on Form 10-K reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.

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

Business Model

Mobile Mini, founded in 1983, focuses on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the year ended December 31, 2017.  We believe this strategy provides us with predictable, recurring revenue.  Additionally, our assets have long useful lives, low maintenance and generally maintain their value throughout their useful lives.  We also sell new and used units and provide delivery, installation and other ancillary products and value-added services.

Our business is comprised primarily of two product categories:

-	Storage Solutions

This category consists of our container and ground level office product offerings. We offer a wide range of Storage Solutions products in varying lengths and widths with an assortment of differentiated features such as patented locking systems, premium doors, electrical wiring and shelving. Our Storage Solutions units provide secure, accessible storage for a diversified client base of approximately 75,000 customers across various industries, including construction, retail and consumer services, industrial, commercial and governmental. Our customers use these products for a wide variety of storage applications, including construction materials and equipment, retail and manufacturing inventory, maintenance supplies, documents and records, household goods, and as portable offices.

-	Tank & Pump Solutions

Our Tank & Pump Solutions products consist primarily of liquid and solid containment units, pumps and filtration equipment. Additionally, we provide an offering to our customers of value-added services designed to enhance the efficiency of managing liquid and solid waste. The client base for our Tank & Pump Solutions products includes customers in specialty industries, such as chemical, refinery, oil and natural gas drilling, mining and environmental.

As of December 31, 2017, our network includes 121 Storage Solutions locations, 17 Tank & Pump Solutions locations and 16 combined locations.  Included in our Storage Solutions network are 15 locations in the U.K., where we are a leading provider, and two in Canada. Our Storage Solutions fleet consists of approximately 215,000 units, and our Tank & Pump business has a fleet of approximately 12,100 units.  In the discussions below, we generally refer to our business and assets as either “Storage Solutions” or “Tank & Pump Solutions.”

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

On May 15, 2015, we completed the divestiture of our fleet of approximately 9,400 wood mobile office units within our North American Storage Solutions segment for a cash price of $92.0 million, less associated assumed liabilities of approximately $6.8 million.  Our business strategy is to invest in high return, low maintenance, long-lived assets.  Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other Storage Solutions products, and our Tank & Pump Solutions products.

On December 10, 2014, we completed the acquisition of Evergreen Tank Solutions, Inc. (“ETS”) and its subsidiaries, including Water Movers, Inc. (“Water Movers”).  Like Mobile Mini, ETS rents long-lived assets with low maintenance requirements.  The acquisition, which we refer to as the “ETS Acquisition,” expanded Mobile Mini’s product lines and provides significant cross-selling and expansion opportunities as well as modest costs synergies.  These acquired operations became the foundation of our Tank & Pump Solutions business segment and are included in our results of operations for the periods subsequent to the acquisition date.

Industry Overview

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

Tank & Pump Solutions

In the specialty containment sector services industry, we service different markets. We serve the industrial market, which is comprised mainly of chemical facilities and refineries (the “downstream” market), and, to a lesser extent, companies engaged in the exploration and production of oil and natural gas (the “upstream” market).  Additionally, we serve a diversified group of customers engaged in projects in the construction, pipeline and mining markets.  Downstream customers utilize our equipment and services to manage and remove liquid and solid waste generated by ongoing operating activities as well as turn-around projects and large-scale expansion projects, while upstream customers tend to rent steel tanks to store water used in well hydraulic fracturing (“fracking”).  Other customers utilize a wide variety of our products differentiated by the type of project in which they are engaged.

Business Environment and Outlook

Approximately 66% of our rental revenue during the twelve-month period ended December 31, 2017 was derived from our North American Storage Solutions business, 18% was derived from our Tank & Pump Solutions business in North America and 16% was derived from our U.K. Storage Solutions business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.  Based on analyst growth estimates for the industries we operate in, we currently expect that the majority of our end markets will continue to drive demand for our products in 2018.  In particular, construction, which represents approximately 41% of our consolidated rental revenue is forecasted for continued growth for the next several years.  While only 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to grow in 2018.   In the U.K. our end markets are currently stable; however, the overall U.K. economy faces some uncertainty related to Brexit.

Competitive Strengths

Our competitive strengths include the following:

Market Leader. We believe we are the world’s largest provider of portable storage solutions, and a market leader in portable storage and accommodation solutions in the U.K., where we have nearly 100% geographic coverage, and the third largest provider of specialty containment solutions in the U.S.

During 2017, we rebranded our business units under one family of brands.  The portable storage business was branded as “Mobile Mini Storage Solutions,” while our specialty containment business, which previously operated under the ETS and Water Movers brand names is now known as “Mobile Mini Tank + Pump Solutions”.  Together we are “Mobile Mini Solutions”.  The Mobile Mini Solutions brand name is associated with high quality products, superior customer service and value-added solutions. The rebranding reinforces this reputation and communicates to Mobile Mini’s customers that the Company offers a diversified portfolio of products, with consistent quality and world-class service.

We believe we are one of a few competitors in the U.S. and the U.K. who possess the brand awareness, network of locations, customer relationships and infrastructure to compete on a national and regional basis while maintaining a strong local market presence.

Superior, Differentiated Products and Service.  Within Storage Solutions, we offer a wide breadth of products and proprietary security features, like our tri-cam locking system. This product differentiation within the Storage Solutions sector and our superior service allows us to gain market share and charge premium rental rates.

We also offer a broad range of Tank & Pump Solutions equipment and value-added services, which enables us to meet customers’ ongoing needs throughout the various life cycles of projects unique to the petrochemical and industrial industries.  Our comprehensive turnkey solutions to customers’ containment, storage, pumping and filtration needs drive the creation of strong long-term partnerships with our customers.

Sales and Marketing Emphasis. We target a diverse customer base and, unlike most of our competitors, have developed sophisticated sales and marketing programs enabling us to expand market awareness of our products and generate strong organic growth. We have a dedicated, commissioned sales team that works within our highly customized contact management system. We manage our salespersons’ effectiveness through extensive sales call monitoring, mentoring and intensive training programs. Our digital advertising includes paid and organic search, industry targeted content, social messaging and strategic partnerships.  Additionally, our new web site was redesigned to maximize organic and local search features, making use of location-specific content using the latest in IP technology to connect our customers with the nearest branch, as quickly as possible. The site features video case studies, product specifications, easy access to our new customer portal and supports real time sales inquiries that enable customers to chat live with salespeople.

National Presence with Local Service.  We have invested significant capital developing a national network of locations that serve most major metropolitan areas in the U.S. and the U.K. Our national presence in both markets allows us to offer our products to larger customers who wish to centralize the procurement of Storage Solutions and Tank & Pump Solutions products on a multi-regional or national basis.  We have leveraged and will continue to leverage our national Storage Solutions presence and infrastructure across the U.S. to facilitate the geographic expansion of our Tank & Pump Solutions division.  Locally, our branch managers, sales representatives and drivers develop and maintain critical long-lasting relationships with our customers who benefit from our reach and exceptional service, as well as our wide selection of products.

Customer Service. The portable storage industry is service intensive. To position ourselves to understand our customers’ needs, we have trained our sales force to focus on all aspects of customer service from the sales call onward. We use Salesforce.com® as our Customer Relationship Management (“CRM”) platform to increase our responsiveness to customer inquiries and to efficiently monitor our sales force’s performance.

We use a Net Promoter Score (“NPS”) system to measure customer loyalty through real time surveys conducted by a third party. We utilize customer feedback to drive service improvements across the Company, from our field locations to our corporate headquarters, resulting in proven success as evidenced by our best in class NPS score of 85.0% for 2017. We differentiate ourselves by coupling market-leading product quality, security, convenience, selection and availability, with exceptional customer service. We believe our superior customer service drives customer satisfaction and we survey our customers to ensure that we are easy to do business with.

Within the tank and pump industry, we have leveraged our broad range of products and expertise to differentiate ourselves from competitors. Our Tank & Pump Solutions business offers a full suite of the liquid and solid containment equipment required to execute a comprehensive containment solution that often must meet stringent regulatory and technical requirements.  In addition we offer EnviroTrackTM, a proprietary, sophisticated technology platform that provides detailed real-time data capture, tracking and customized reporting capabilities.  This technology, which may be integrated with customers’ enterprise systems, is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers.  Many of our Tank & Pump Solutions customers are large, blue-chip companies.

We are committed to being the supplier of choice for our customers and during 2017 introduced several proprietary digital business solutions including MM ConnectTM, our customer portal which provides our customers real-time tracking of rented units, as well as self-service access to request service, review account history and make payments. We also upgraded EnviroTrackTM as a GPS and smart-device enabled solution allowing our Tank & Pump Solutions’ customers to manage both their equipment on rent as well as their waste streams through the life cycle of the rental period.  Our technology is a real market differentiator, enabling us to develop strong, long-term relationships with more customers.  This alignment of technology and processes provides value for our customers, driving market share gains for Mobile Mini, especially with large customers that value deepened connectivity.

Customized Management Information Systems. We continue to make significant investments in the management information systems supporting our operations. Our systems enable us to optimize fleet utilization, control pricing, dispatch and track our trucks, capture detailed customer data, evaluate and approve credit applications, monitor company results, gain efficiencies in internal control compliance, and support our growth by projecting near-term capital needs. Our customized management information systems provide insight into estimating our forward-looking market potential by territory.  This enables us to be more proactive and responsive when driving specific revenue streams.  Decision makers and field personnel at all levels have access to real-time business information. In addition, we consistently capture relevant customer demographic and usage information to target new customers within existing and new markets. These capabilities result in a competitive advantage over smaller, less sophisticated regional competitors.

Safety. At Mobile Mini, we are committed to the safety of our employees and our business partners.  During 2017 our total recordable incident rate (“TRIR”) dropped to 0.59 for our North American business.  We believe that our low TRIR is a competitive advantage, as customers are increasingly focused on safety records in their sourcing decisions, especially in the Tank & Pump Solutions segment, and TRIR is a primary metric utilized to evaluate and quantify companies’ safety performance.

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

Opportunistic Geographic Expansion. We believe we have attractive expansion opportunities in new or underserved markets in North America where we believe demand for portable storage units is underdeveloped.  During the three years ended December 31, 2017, we completed an aggregate of five Storage Solutions acquisitions, which enabled us to enter new markets, as well as establish new customers in existing markets.  We expect to continue to execute on opportunistic acquisitions in the future.  We also have a proven strategy to enter markets by migrating available fleet to new markets that can be serviced by nearby full-service field locations. From these start-up operational yards, we are able to redeploy existing available fleet, allowing for cost effective new location openings with minimal capital expenditures. We also believe we have the opportunity to geographically expand the markets in which we offer Tank & Pump Solutions products.

Innovative Product Offering. Our wide offering of products with varying features expands the applications and overall market for our Storage Solutions products. Within our Tank & Pump Solutions products, we offer one of the broadest ranges of services and containment equipment in the industry complemented by an assortment of pumps and filtration units designed to allow us to partner with customers through every project stage.  We believe that our rental products can continue to generate substantial demand throughout North America and the U.K.

Opportunities for Cross-selling and Expansion. By leveraging Mobile Mini’s national footprint we can expand the geographic reach of our Tank & Pump Solutions products. Additionally, our significant Tank & Pump Solutions presence in downstream markets, particularly in the Gulf Coast region of the U.S., has allowed us to leverage established, long-term Tank & Pump Solutions relationships for their Storage Solutions needs.

Increase Fleet Utilization. We are focused on increasing utilization through improving sales representatives’ productivity and expanding our sales force and increasing the market’s awareness of our products, as well as reducing the amount of unavailable fleet.  Increasing utilization will result in higher rental margins and reduce capital expenditure requirements to meet growth.

Drive Profitability of Existing Locations.  We have established key performance indicators to optimize profitability at individual locations and incentivize local management teams based on the performance of their branch.  We also compare results across locations and regions to identify areas of opportunity for growth or for increased efficiencies.

Continuous Improvement in Our Systems.  We have made significant investments in our management information systems supporting our operations and believe these systems give us a competitive advantage. In 2016 we executed our new SAP® Enterprise Resource Planning (“ERP”) system. This system is a scalable platform to support future growth.

Products

To achieve favorable pricing and to optimize our capital expenditures we centrally manage the purchasing of our rental fleet.  Within Storage Solutions, we believe we are able to procure ISO containers at competitive prices because of our volume purchasing power, and have multiple suppliers. Nearly all the Tank & Pump units we rent to customers are manufactured by a limited number of suppliers.  We do not maintain long-term contracts with any of our suppliers.

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

•

Steel Ground Level Offices. We offer steel ground level offices from 10 to 40 feet in length and 8 or 10 feet in width. Our 8 foot wide offices are available in various configurations, including office and storage combination units that provide a 10- or 15-foot office with the remaining area available for storage. Our office units provide the advantage of ground accessibility for ease of access and high security in an all-steel design. Our U.K. products include canteen units and drying rooms for the construction industry. For customers with space limitations, the U.K. office/canteen units can also be stacked two or three-high with stairs for access to the upper units. These office units are equipped with electrical wiring, heating and air conditioning, phone jacks, carpet or tile, high security doors and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and restrooms.

Tank & Pump Solutions

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

Third-party appraisals on our rental fleet are required by our lenders on a regular basis. The appraisals typically report no difference in the value of the unit due to the age or length of time it has been in our fleet.  These appraisals are used to calculate our available borrowings under the Credit Agreement. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2017, management estimates that the net orderly liquidation appraisal value of our rental fleet at December 31, 2017 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2017 was $989.2 million.

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

Tank & Pump Solutions

When purchased new, our steel tanks and stainless steel tank trailers have estimated useful lives of 25 years, dewatering and roll-off boxes have useful lives ranging from 15 to 20 years and our pumps and filtration equipment have estimated lives of 7 years.  We do not assume any residual value at the end of the assets’ useful lives.  There is a limited secondary market for Tank & Pump Solutions products. We have outlined a stringent quality control and maintenance program to ensure that only equipment of the highest quality is released to the field. Each container undergoes a thorough visual inspection, hydro-testing and ultrasonic thickness testing to identify maintenance requirements.  Tank maintenance includes repainting with rust inhibiting paint, replacing interior liners, and repairing valves, gaskets and rails. This periodic maintenance keeps the Tank & Pump units in essentially the same condition as when initially purchased and is designed to maintain the units’ value.

Depreciation

We depreciate our rental fleet using the straight-line method over each unit’s estimated useful life after the date we place the unit in service, and the units are depreciated down to their estimated residual values, if any.  Assets obtained through acquisitions are recorded at their then current fair market value and depreciated to their estimated residual value over each asset’s estimated remaining life.

Remanufacturing and Manufacturing of Storage Solutions Containers

We purchase used ISO containers from leasing companies, shipping lines and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, adding our signs and further customizing units by adding our proprietary easy opening door system and our patented locking system. Modification typically involves splitting some containers into differing lengths.  The capitalized cost for remanufactured units includes the price we paid for the unit, plus the cost of customizing units and freight charges to our location when the unit is first placed in service.  For manufactured units, cost includes our manufacturing cost, customization costs and freight charges to our location when the unit is first placed in service.  In addition, we also purchase containers that have been manufactured to our specifications and require no further customization.

We typically purchase raw materials such as steel, vinyl, wood, glass and paint as needed for the manufacturing or remanufacturing of our Storage Solutions containers.  We do not have long-term contracts with vendors for the supply of raw materials.

Rental Fleet Composition

The table below outlines the composition of our Storage Solutions rental fleet at December 31, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$655,553	182,297	63%	85%
Steel ground level offices	374,836	31,314	36	15
Other	8,290	1,386	1	—
Storage Solutions rental fleet	1,038,679	214,997	100%	100%
Accumulated depreciation	(168,112)
Storage Solutions rental fleet, net	$870,567

The table below outlines the composition of our Tank & Pump Solutions rental fleet at December 31, 2017:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$64,254	3,095	40%	26%
Roll-off boxes	29,897	5,460	18	45
Stainless steel tank trailers	28,871	649	18	5
Vacuum boxes	12,700	1,326	8	11
Dewatering boxes	6,361	713	4	6
Pumps and filtration equipment	12,680	866	8	7
Other	7,088	n/a	4	n/a
Tank & Pump Solutions rental fleet	161,851	12,109	100%	100%
Accumulated depreciation	(43,264)
Tank & Pump Solutions rental fleet, net	$118,587

Operations

Our senior management analyzes and manages our business as (i) two Storage Solutions business segments: North America and the U.K. and (ii) one Tank & Pump Solutions business segment. To effectively manage this business across different geographic areas, we divide these business segments into smaller management areas we call divisions, regions and locations. Each of our locations, in their respective segment, generally has similar characteristics covering products rented or sold, similar customer bases, sales personnel, advertising, yard facilities, general and administrative costs and field operations management. Further financial information by segment is provided in Note 14 “Segment Reporting” to the accompanying consolidated financial statements.

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

Each branch has a manager who has overall supervisory responsibility for all operational activities. Branch managers report to regional managers who each generally oversee multiple locations. Our regional managers, in turn, report to one of our operational senior vice presidents (called a managing director in the U.K.). Performance-based incentive bonuses are a substantial portion of the compensation for these senior vice presidents, regional managers and branch managers.

Locations have dedicated sales staff and transportation personnel that deliver and pick up units from customers. We also supplement our delivery fleet by outsourcing delivery services to independent haulers when appropriate. The locations have delivery trucks and forklifts to load, transport and unload units and a yard staff responsible for unloading and stacking units. Portable storage steel units can be stored by stacking them to maximize usable ground area. Our branch employees perform preventive maintenance tasks, but outsource major repairs and other maintenance requirements either externally or to a senior repair team.

Sales and Marketing

Storage Solutions

We approach the market through a hybrid sales model consisting of a dedicated sales staff at our field locations as well as at our National Sales Center (“NSC”). Our field sales representatives handle local inbound calls and work to develop their branch territory and deepen local relationships through effective networking and sales calls. The NSC handles overflow, answering inbound calls and working digital leads while initiating outbound sales campaigns across our footprint. Our one-team approach means that everyone works with our local branch managers and dispatchers to ensure customers receive integrated first-class, one-call service from inquiry to delivery.  We believe that offering our customers local sales and service support in addition to the convenience of a centralized sales operation, allows us to serve all of our customers in a dedicated, efficient manner.

Our sales and marketing personnel provide information about our products to prospective customers by handling inbound calls and initiating outbound marketing calls. We have ongoing sales and marketing training programs covering all aspects of rent and customer service. Our field locations communicate with one another and with corporate headquarters through our ERP system and our CRM platform, Salesforce.com®. This centralization of information enables the sales team to share leads and other information and permits management to monitor and review sales and rental productivity on a location-by-location basis. We improve our sales efforts by recording and rating the sales calls made and received by our trained sales force. Our sales personnel are compensated largely on a commission basis.

Our national footprint in the U.S. and the U.K. allows us to offer our products to larger customers who wish to centralize the procurement of portable storage on a multi-regional or national basis. Within our portable storage business, we are well equipped to meet these customers’ needs through our National Account Program, which centralizes and simplifies the procurement, rental and billing process for those customers.  Our largest customers tend to participate in our National Account Program. We provide our National Account customers with service guarantees, which assure them they will receive the same superior customer service and access to high quality, diverse fleet from any of our field locations. This program has helped us succeed in leveraging customer relationships developed at one location across our entire network of locations.

We focus a significant portion of our marketing expenditures on digital initiatives for both existing and potential customers. We also use targeted direct email and digital programs to build brand awareness by communicating market specific features and tying them to industry benefits of using portable storage solutions. We have implemented aspects of search engine marketing like remarketing, pay per click, content curation, and organic search best practices to drive our customers to on-line lead generation integrated into our CRM. Immediately after completion of the online form, our dedicated sales force contacts the customer and completes the request. External market research vendors are an integral part of our sales and marketing approach.

Tank & Pump Solutions

Each Tank & Pump Solutions branch is responsible for targeting potential new customers in the branch’s service area and to be available to respond to customers 24 hours a day, 365 days a year.  The branches are supported by a corporate team, including a sales and marketing department, business development representatives and national account management.  Branch managers and business development representatives work with customers to design customized solutions and identify new service and product applications.  National account management maintains contractual relationships with numerous blue-chip customers and coordinates the provision of services to customers with locations across multiple areas.  Our sales personnel are compensated largely on a commission basis.

Within our Tank & Pump Solutions business we utilize an advanced prospect and customer management software package across our sales force and branch network, providing enhanced visibility and tracking on all prospective customer accounts.  Personnel have access to real-time critical customer information regardless of location.  This access facilitates targeted marketing and sharing of relevant customer information across branches.

Customers

Storage Solutions

In 2017, we served approximately 75,000 customers.  Within the Storage Solutions product lines, our first and second largest customers accounted for 5.5% and 1.4%, respectively, of Storage Solutions rental revenues and our 20 largest customers combined accounted for approximately 12.6% of Storage Solutions rental revenues.  During 2017, approximately 57% of our customers rented a single unit. We target customers who we believe can benefit from our Storage Solutions, either for seasonal, temporary or long-term storage needs. Customers use our portable storage units for a wide range of purposes.

Tank & Pump Solutions

Our Tank & Pump Solutions customers are concentrated in the Gulf Coast region of the U.S. and are generally large companies, including blue-chip companies, with whom we have long-term relationships. During the year ended December 31, 2017, our first and second largest customers accounted for approximately 12.5% and 7.0%, respectively, of Tank & Pump Solutions rental revenues and our 20 largest customers combined accounted for approximately 49.2% of Tank & Pump Solutions rental revenues.  Generally, our Tank & Pump Solutions customers belong in one of the following three categories:

•

Downstream customers that focus on refining petroleum crude oil as well as processing and purifying raw natural gas.  These customers may also market and distribute products derived from crude oil and natural gas including such products as gasoline, kerosene, jet fuel, diesel oil, lubricants, asphalt, natural gas and hundreds of varieties of petrochemicals.

•

Upstream customers focusing on exploration for underground crude oil and natural gas fields.  Upstream companies perform such activities as well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods.  This category includes companies that perform fracking and transmission services.

•

Diversified customers consist of all other companies to whom we provide products or services.  These customers primarily perform pump and filtration activities such as:  municipal sewer and water infrastructure, mining pit pump work, pipeline construction and maintenance, non-residential construction and other major projects.

We estimate that total 2017 Tank & Pump Solutions rental revenue was 72%, 11% and 17% from downstream, upstream and diversified customers, respectively.

Combined Customer Base

The following table provides an overview of our customers and the estimated portion of total rental revenue generated by each customer group during the year ended December 31, 2017:

Business	Estimated Percentage	Representative Customers
Construction	41%	General, electrical, plumbing and mechanical contractors, landscapers, residential homebuilders, and equipment rental companies

Retail and consumer services	23%	Department, drug, grocery and strip mall stores, hotels, restaurants, dry cleaners and service stations

Industrial and commercial	23%	Major processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.

Government and institutions	6%	National, state and local agencies and municipalities, schools, hospitals, medical centers, military, Native American tribal governments and reservations.

Oil and gas	2%

Companies performing such activities as exploratory well drilling, operation of producing wells and bringing crude oil and/or raw natural gas to the surface using alternative methods (including fracking)

Other	5%

Total	100%

Rental Terms

Storage Solutions

We enter into contracts with our Storage Solutions customers based on a monthly rate.  The rental continues until cancelled by the customer or the Company. On average, the steel storage containers on rent at December 31, 2017, have been in place for 28 months, and the steel ground level offices on rent at December 31, 2017 have been in place for 14 months. Our rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver from us to avoid damage liability in certain circumstances, which provides us with an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.

Tank & Pump Solutions

Our Tank & Pump Solutions rental contracts typically offer daily, weekly or monthly rates. The rental duration varies widely by application, and the rental continues until the unit is returned in clean condition to us. Rental contracts specify that the customer is responsible for carrying commercial general liability insurance, is liable for any damage to the unit beyond ordinary wear and tear, and for all materials the customer contains in rented equipment. The customer is contractually responsible for the cost of delivery and pickup, as well as thoroughly emptying and cleaning the equipment before return.

Competition

In all segments, we face competition from local and regional companies, as well as national companies, in substantially all of our current markets. We compete with several large national and international companies in our ground level office product line. Our competitors include lessors of storage units, mobile offices, van trailers and other structures used for portable storage. We also compete with conventional fixed self-storage facilities. In our Storage Solutions segments, we compete primarily in terms of security, convenience, product quality, broad product selection and availability, rental rates and customer service. In our Storage Solutions business, our largest competitors are Algeco Scotsman, PODS, Pac-Van, 1‑800-PACK-RAT, Haulaway Storage Containers, ModSpace, McGrath RentCorp, and Wernick Hire, along with other national, regional and local companies.

The liquid and solid containment industry is highly fragmented, consisting principally of local providers, with a handful of regional and national providers. In our Tank & Pump Solutions business we compete based on factors including:  quality and breadth of equipment, technical applications expertise, knowledgeable and experienced sales and service personnel, on-time delivery and proactive logistics management, geographic areas serviced, rental rates and customer service. Our competitors include BakerCorp, Rain For Rent and Adler Tanks.

Employees

As of December 31, 2017, we employed 2,008 employees, the majority of which are full time.  Of these employees, 1,580 are employed in North America and 428 are employed in the U.K.  No employees are currently covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Seasonality

Demand from our Storage Solutions customers is somewhat seasonal. Construction customers typically reflect higher demand during months with more temperate weather, while demand for our portable storage units by large retailers is stronger from September through December because these retailers need to store more inventories for the holiday season. Our retail customers usually return these rented units to us in December and early in the following year. In Tank & Pump Solutions business, demand from customers is typically higher in the middle of the year from March to October, driven by the timing of customer maintenance projects. The demand for rental of our pumps may also be impacted by weather, specifically when temperatures drop below freezing.

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

Access to Information

Our website is located at www.mobilemini.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Throughout  this Form 10-K, we “incorporate by reference” as identified herein certain information from parts of our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC and which will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K.  Mobile Mini’s reference to the URL for our website is intended to be an inactive textual reference only.

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

RISKS RELATED TO OUR BUSINESS

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect and may not drive growth or returns.

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

Even if we carry out these measures in the manner we currently expect, we may not achieve the improvements or efficiencies we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us or impact our strategies for asset management. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins, or returns on capital employed. Additionally, these strategies may have adverse consequences if our cost cutting and operational changes are deemed by customers to adversely impact product quality or service levels.

We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The Storage Solutions and Tank & Pump Solutions industries are highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are and may have lower fixed costs and may be better able to withstand adverse market conditions within the industry. Additionally, some of our competitors currently offer products outside of our offerings or may have better brand recognition in some end customer sectors. If these competitors use their brand awareness to compete with our product offerings, customers may choose these competitors’ products over ours and we could lose business. Our competitors typically compete aggressively on the basis of pricing and may continue to impact our ability to attract and retain customers or maintain the rental rates we charge. Additionally, general economic factors could negatively impact the rental rates we are able to charge. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations as we would have lower margins. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

We may not obtain expected synergies and cost efficiencies with our ERP system.

We implemented a new ERP system in 2016. The ERP system is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The implementation of this ERP system required, and will continue to require, significant investment of human and financial resources. We have incurred and expect to continue to incur additional expenses as we continue to enhance and develop our ERP system. Any future disruptions, delays or deficiencies in the design and implementation of our ERP system could result in potentially much higher costs than we currently anticipate and could adversely affect our ability to process orders, deliver units, send invoices and track payments, fulfill contractual obligations, file reports with the SEC in a timely manner, and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

We rely heavily on information technology in our operations, and any cyber-security issue, material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business.

We rely heavily on information systems across our operations. We also utilize third-party cloud providers to host certain of our applications and to store data. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, could result in substantial harm or inconvenience to us, our employees, or our customers and negatively impact our results.

We believe that we have implemented appropriate measures to mitigate potential risks; however, like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control. The measures that we employ to protect our systems may not detect or prevent cyber-security breaches, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, phishing attacks, and other security issues. We have, from time to time, experienced threats to our data and systems, including malware, computer virus attacks and phishing attempts.  Additionally, we may not anticipate or combat all types of future attacks until after they have been launched.  Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant expenditures to remediate the problem and could result in the theft of our intellectual property or trade secrets, and personal information, the improper use of which could negatively impact our reputation or results.

We intend to continue to launch operations into new geographic markets and/or add Tank & Pump Solutions operations in existing Storage Solutions markets, which may be costly and may not be successful.

We have in the past, and intend in the future, to expand our Storage Solutions and Tank & Pump Solutions operations into new geographic markets, primarily in North America.  This expansion could require financial resources that would not therefore be available for other aspects of our business.  In addition, this expansion could require the time and attention of management, leaving less time to focus on existing business. If we fail to manage the risks inherent in our geographic expansion, we could incur capital and operating costs without any related increase in revenue, which would harm our operating results.

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

In connection with potential future acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results in the following manner:

•	key personnel of the acquired company may decide not to work for us;
•	we may experience business disruptions as a result of information technology systems conversions;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;
•	we may be held liable for environmental risks and liabilities as a result of our acquisitions or expansion, some of which we may not have discovered during our due diligence;
•	we may assume the liabilities of companies we acquire or properties we expand to in the future which could materially and adversely affect our business;
•	our ongoing core business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize anticipated cost savings, synergies or other financial benefits.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by products rented or sold by us; (ii) motor vehicle accidents involving our vehicles and our employees; (iii) employment and labor law-related claims; (iv) property damage, (v) cyber-security breaches or IT compliance issues, (vi) shareholder lawsuits, (vii) medical claims exceeding our insurance limits and (viii) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability for claims not covered by our current coverage or at levels in excess of our policy limits.

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

If we are unable to collect on contracts with customers, our operating results could be materially adversely affected.

Some of our customers may have liquidity issues and may not be able to fulfill the terms of their rental agreements with us.  In particular, we service both the oil and gas and the retail sectors which have been under financial pressure and may lead to future business decreases, customer bankruptcies or uncollectible receivables. Historically, accounts receivable write-offs have not been material.  However, if we are unable to manage credit risk issues, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.

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

We depend on our suppliers for the Tank & Pump Solutions equipment we rent to customers.

Nearly all the Tank & Pump Solutions equipment we rent to customers is manufactured by a limited number of suppliers.  We do not maintain long-term contracts with any of these suppliers. If our suppliers were unable or unwilling to provide us with such equipment, our operations would be affected if we were unable to obtain the equipment necessary to operate and grow our business.  Also, should our suppliers substantially increase their prices (due to increased demand in certain products, or otherwise), we may not be able to raise our rental rates to absorb such increased cost.  These events could cause our revenues and earnings to decline.

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

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

In connection with our business, to better serve our customers and limit our capital expenditures, we often move our fleet from branch to branch.  In addition, the majority of our customers arrange for delivery and pickup of our units through us.  Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. It is unlikely that we would be able to promptly raise our prices to make up for increased fuel costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including patents to our locking system for our Storage Solutions. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information and patents, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

If we determine that our goodwill, intangible assets or other long-lived assets have become impaired, or if we determine that our fleet residual values are too high, we may incur significant charges to our pre-tax income.

At December 31, 2017, we had $708.9 million of goodwill, $62.0 million of unamortized intangible assets and $989.2 million of undepreciated rental fleet on our Consolidated Balance Sheet. Goodwill is reviewed at least annually for impairment. All long-lived assets are reviewed for impairment when an impairment indicator is present. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the Company.

Additionally, our rental fleet is subject to residual value risk upon disposition. We include in income from operations the difference between the sales price and the depreciated value of a unit sold. Market value at the time of sale is subject to numerous factors including general economic conditions. Fleet may not sell at the prices or in the quantities we expect.  Sales of our rental fleet at prices significantly below our projections will have a negative impact on our results of operations and cash flow.

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

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2017, we had $250.0 million in aggregate principal amount of the 2024 Notes and $634.3 million of indebtedness under the Credit Agreement. Our substantial indebtedness could have adverse consequences. For example, it could:

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

We derived approximately 16% of our total revenues in 2017 from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact on us of currency fluctuations from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiaries are translated at the period-end exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each month. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity.

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

We operate in the U.S. pursuant to operating authority granted by the U.S. Department of Transportation (“DOT”). Our Company drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as equipment weight and dimensions are also subject to government regulations. Our safety record could be ranked poorly compared to our peer firms.  A poor fleet ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers which could affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in additional costs.

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

Ongoing governmental review of hydraulic fracturing (“fracking”) and its environmental impact could lead to changes to this activity or its substantial curtailment, which could adversely affect our revenue and results of operations.

Approximately 11% of our Tank & Pump Solutions rental revenue for the year ended December 31, 2017 is related to customers involved in the upstream exploration and production of oil and natural gas.  A portion of this revenue involves rentals to customers that use the fracking method to extract natural gas.  The Environmental Protection Agency is studying the potential adverse effects that fracking may have on the environment and public health, and has issued regulations or guidance regarding certain aspects of the process.  Other federal, state and local governments and governmental agencies have also begun to investigate and/or regulate fracking.  Additional governmental regulation could result in increased costs of compliance or the curtailment of fracking in the future, which would adversely affect our revenue and results of operations.

We have operations throughout North America and the U.K. and are subject to multiple state and local regulations as well as federal, state and local taxing authorities. Changes in applicable law, regulations or our material failure to comply with any of them, can have negative impacts on our business.  Additionally, our effective tax rates and cash payable for taxes could be adversely impacted by changes in tax laws within the jurisdictions in which profits are determined to be earned and taxed.

Most of our customers use our storage units to store their goods on their own properties for various lengths of time. Local zoning laws and temporary planning permission regulations in certain of our markets do not allow some of our customers to keep portable storage and office units on their properties or do not permit portable storage units unless located out of sight from the street or may limit the type of product they may use or how long it can be at their locations. Local building codes may place restrictions on our office units. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers’ sites, our business in that market will suffer.  We are also subject to numerous and differing state and local laws governing labor. While we endeavor to comply with all requirements, failure to be in compliance with any labor requirements may result in increased costs, or affect our ability to maintain an effective workforce, either of which could have a material effect on our financial position or results of operations.

Our financial results are significantly impacted by our effective tax rates which could be impacted by a number of factors, including changes in tax rules and regulations or their interpretation, including changes in the U.S. related to the treatment of accelerated depreciation expense, carry-forwards of net operating losses, and taxation of foreign income and expenses.  The enactment of future tax law changes by federal and state taxing authorities may impact the Company’s future period tax provision and its deferred tax liabilities.

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

In June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), which is commonly referred to as “Brexit”. The withdrawal negotiations began in 2017, and are expected to continue until October 2018, or later. The date of the U.K.'s departure from the E.U. is set for March 29, 2019. The U.K.'s stated intention is to leave the E.U.'s Single Market and Customs Union.  Leaving the Single Market means that free movement of goods, services, people and capital between the U.K. and the E.U. will come to an end. In its place will likely be a trade agreement between the U.K. and E.U., which will provide for more restricted reciprocal access. Leaving the Customs Union means that the U.K. will have its own independent trade policy, but a trade border between the U.K. and the E.U. will arise for the first time in forty or so years, and with that comes the possibility of tariffs and the certainty of customs clearance requirements. The U.K. is preparing for Brexit by passing a raft of new legislation to: replace and to an extent replicate all E.U. law; to install new customs rules and procedures; to establish an independent trade policy; and to establish a new immigration policy.

Two main sources of business uncertainty have arisen as a consequence of Brexit: the regulatory gap between March 29, 2019 and the entry into force of a new U.K.- E.U. trade agreement; and the type of market access that will be provided under the new trade agreement. The U.K. and E.U. are answering the first by trying to agree on transitional provisions to be put in place for a period of two years or so after Brexit. A deal on this is expected in March 2018. The answer to the second will not be known for many months, if not years, as the trade negotiations are not set to begin in earnest until after the U.K. leaves the E.U.

Given the scale of legislative and regulatory change, and the fact that the Brexit negotiations are ongoing, it is uncertain at this stage what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have, and how such withdrawal would affect us. U.K. legislation governing the mobile storage sector which is derived from E.U. law will be repealed and replaced. It is expected that the U.K. will not diverge from E.U. rules in the early years after Brexit, but this has still to be confirmed. E.U. law also governs health and safety, environment, employment, and immigration law, all of which are relevant to the operation of our business in the U.K. Any changes in these rules could affect us, as could changes in cross-border trade between the U.K. and E.U.

In a broader context, Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

The location and general character of our principal properties are as follows:

Corporate and administrative:

•

Our corporate and administrative offices are located in Phoenix, Arizona. These leased offices occupy approximately 50,000 square feet of office space, including our NSC. The lease term expires in October 2025.

•	Our U.K. headquarters are located in Stockton-on-Tees, United Kingdom, where we lease approximately 10,000 square feet of office space. The lease term expires in July 2027.

Field Locations. We locate our field operations in markets with attractive demographics and strong growth prospects. Within each market, we are located in areas that allow for easy delivery of units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. A typical branch consists of outdoor storage space for units not currently on rent and a small office. These properties tend to be one to five acre sites with little development needed for us to use them, other than a paved or hard-packed surface, utilities and proper zoning.  In North America we own 3 locations, and in the U.K., we own 1 location. We lease the remaining locations in which we operate.

Other. We own a 43-acre facility in Maricopa, Arizona that is primarily used to rebrand, remanufacture and perform major repairs and maintenance on our existing rental fleet and build custom sale units.

We believe that satisfactory alternative properties can be found in all of our markets if we do not renew existing leased properties.

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

Common Stock Prices

Our common stock trades on The NASDAQ Global Select Market under the symbol “MINI”. The following are the high and low closing sale prices for the common stock during the periods indicated as reported by the NASDAQ Stock Market.

	2017		2016
	High	Low	High	Low
Quarter ended March 31,	$34.55	$28.60	$33.20	$24.13
Quarter ended June 30,	30.60	27.25	36.75	29.86
Quarter ended September 30,	34.45	28.25	38.13	28.20
Quarter ended December 31,	35.90	32.90	32.60	23.40

We had 60 holders of record of our common stock on January 26, 2018.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

In November 2013, our Board of Directors (the “Board”) authorized the initiation of a quarterly cash dividend program to all of our common stockholders with the first quarterly common stock cash dividend paid in the first quarter of 2014. Each dividend payment is subject to review and approval by the Board.  We paid cash dividends of approximately $0.91 per share for a total of $40.2 million during fiscal 2017 and approximately $0.82 per share for a total of $36.4 million during fiscal 2016.  Our Credit Agreement contains certain restrictions on the declaration and payment of dividends.

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

During fiscal 2017, we purchased approximately 0.2 million shares of our common stock at a cost of $7.3 million under the authorized share repurchase program.  During fiscal 2017, we also withheld approximately 34,000 shares of vested stock awards from employees, for an approximate value of $1.0 million, to satisfy minimum tax withholding obligations.  These shares were not acquired pursuant to the share repurchase program.

The table below summarizes the information about purchases of our common stock during the quarterly period ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
October 2017	227	$33.75	—	$70,837
November 2017	—	—	—	70,837
December 2017	—	—	—	70,837
Total	227		—

(1)	Shares not purchased as part of a publicly announced plan or program represents shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that Mobile Mini specifically incorporates it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index if $100 were invested in our common stock and each index on December 31, 2012.

Comparison of Five Year Cumulative Total Return*

Among Mobile Mini, Inc., the Standard & Poor’s SmallCap 600 and the NASDAQ US Benchmark TR Index

	2012	2013	2014	2015	2016	2017
Mobile Mini, Inc.	$100.00	$197.51	$197.47	$154.81	$154.45	$181.42
Standard & Poor's SmallCap 600	100.00	141.31	149.45	146.50	185.40	209.94
NASDAQ US Benchmark TR Index	100.00	133.48	150.12	150.84	170.46	206.91

*	Total Return based on $100 initial investment and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data reflect the results of operations, cash flow and balance sheet data as of and for the years ended December 31, 2013 through 2017.  You should read this material with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share and operating data)
Consolidated Statements of Income Data:
Revenues:
Rental	$498,825	$480,083	$494,715	$410,362	$366,286
Sales	32,440	26,499	29,953	31,585	38,051
Other	2,284	2,040	6,109	3,527	2,149
Total revenues	533,549	508,622	530,777	445,474	406,486
Costs and expenses:
Rental, selling and general expenses	336,438	309,294	326,252	280,948	237,567
Cost of sales	21,001	16,471	19,671	21,944	25,413
Restructuring expenses	2,886	6,020	20,798	3,542	2,402
Asset impairment charge and loss on divestiture, net	—	—	66,128	557	38,705
Depreciation and amortization	63,372	63,734	60,344	39,334	35,432
Total costs and expenses	423,697	395,519	493,193	346,325	339,519
Income from operations	109,852	113,103	37,584	99,149	66,967
Other income (expense):
Interest income	25	2	1	—	1
Interest expense	(35,728)	(32,726)	(35,900)	(28,729)	(29,467)
Debt restructuring/extinguishment expense	—	(9,192)	—	—	—
Deferred financing costs write-off	—	(2,271)	(931)	—	—
Foreign currency exchange	(25)	(18)	(2)	(1)	(2)
Income from continuing operations before income tax (benefit) provision	74,124	68,898	752	70,419	37,499
Income tax (benefit) provision	(48,104)	21,650	(4,822)	26,033	12,275
Income from continuing operations	122,228	47,248	5,574	44,386	25,224
Loss from discontinued operation, net of tax	—	—	—	—	(1,302)
Net income	$122,228	$47,248	$5,574	$44,386	$23,922

Earnings per Share:
Basic
Income from continuing operations	$2.77	$1.07	$0.12	$0.96	$0.55
Loss from discontinued operation	—	—	—	—	(0.02)
Net income	$2.77	$1.07	$0.12	$0.96	$0.53

Diluted
Income from continuing operations	$2.76	$1.06	$0.12	$0.95	$0.55
Loss from discontinued operation	—	—	—	—	(0.03)
Net income	$2.76	$1.06	$0.12	$0.95	$0.52

Weighted average number of common and common share equivalents outstanding
Basic	44,055	44,145	44,953	46,026	45,481
Diluted	44,254	44,390	45,460	46,725	46,096

Other Data:
Net cash from operating activities	$135,646	$136,244	$152,814	$120,625	$116,111
Net cash from investing activities	(70,006)	(88,153)	(14,415)	(446,752)	(6,020)
Net cash from financing activities	(57,043)	(44,853)	(140,576)	329,780	(110,345)

	December 31,
	2017	2016	2015	2014	2013

Operating Data (unaudited):
Number of Storage Solutions stand-alone locations (at year end)	121	125	133	136	136
Number of Tank & Pump Solutions stand-alone locations (at year end)	17	19	19	24	—
Combined Storage Solutions and Tank & Pump Solutions locations (at year end)	16	14	7	—	—
Storage Solutions rental fleet units (at year end)	214,997	211,332	205,238	213,546	212,898
Tank & Pump Solutions rental fleet units (at year end)	12,109	12,051	11,744	10,265	—
Storage Solutions rental fleet utilization based on number of units (annual average) (1)	71.5%	70.6%	69.4%	68.6%	65.8%
Tank & Pump Solutions rental fleet utilization based on number of units (annual average) (1)(2)	n/a	61.8%	68.0%	—	—
Tank & Pump Solutions rental fleet utilization based on original equipment cost (annual average) (3)	66.5%	—	—	—	—

(1)	Utilization calculated as average units on rent divided by average rental fleet size in units.
(2)

Tank & Pump business acquired in December 2014.  The twelve months ended December 31, 2015 is the first meaningful period for this statistic. Beginning in 2017, Mobile Mini transitioned to the utilization methodology described in footnote 3 below.

(3)

Utilization calculated as the average original cost of equipment on rent, excluding re-rented equipment, divided by the average original cost of equipment in the fleet. Statistic is not available prior to 2017.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Rental fleet, net	$989,154	$950,065	$951,323	$1,087,056	$979,276
Total assets	2,073,407	2,004,894	1,976,775	2,100,229	1,673,931
Total debt, net	932,926	937,076	903,535	927,491	524,652
Stockholders' equity	861,688	735,614	765,529	854,531	855,544

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net income	$122,228	$47,248	$5,574	$44,386	$23,922
Loss from discontinued operation, net of tax	—	—	—	—	1,302
Interest expense	35,728	32,726	35,900	28,729	29,467
Income tax provision (benefit)	(48,104)	21,650	(4,822)	26,033	12,275
Depreciation and amortization	63,372	63,734	60,344	39,334	35,432
Debt restructuring/extinguishment expense	—	9,192	—	—	—
Deferred financing costs write-off	—	2,271	931	—	—
EBITDA	173,224	176,821	97,927	138,482	102,398
Share-based compensation expense (1)	6,070	6,947	12,277	14,490	13,956
Restructuring expenses (2)	2,886	6,020	20,798	3,542	2,402
Acquisition-related expenses (3)	123	100	2,650	5,070	4
Asset impairment charge and loss on divestiture, net (4)	—	—	66,128	557	38,705
Sales tax refunds and remittance, net (5)	—	(219)	(1,176)	—	—
Transition services revenue (6)	—	—	(2,997)	—	—
Transition services expense (6)	—	—	4,357	—	—
Other (7)	2,500	707	872	—	—
Adjusted EBITDA	$184,803	$190,376	$200,836	$162,141	$157,465
EBITDA margin	32.5%	34.8%	18.4%	31.1%	25.2%
Adjusted EBITDA, margin (8)	34.6	37.4	38.1	36.4	38.7

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$135,646	$136,244	$152,814	$120,625	$116,111
Discontinued operation	—	—	—	—	732
Interest paid	35,029	21,546	32,372	24,559	25,947
Income and franchise taxes paid	2,607	1,772	4,935	1,103	1,114
Share-based compensation expense, including share-based restructuring expense (1)(2)	(7,373)	(7,399)	(13,827)	(15,071)	(14,714)
Asset impairment charge and loss on divestiture, net (4)	—	—	(66,128)	(557)	(38,217)
Non-cash restructuring expense, excluding share-based compensation (2)	—	—	(12,411)	—	—
Loss on disposal of discontinued operation	—	—	—	—	(1,948)
Gain on sale of rental fleet	5,657	5,472	6,402	5,732	9,682
Loss on disposal of property, plant and equipment	(517)	(1,285)	(2,188)	(348)	(247)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	10,640	21,159	479	4,419	1,480
Inventories	90	(598)	(945)	(2,680)	393
Other assets	635	(60)	855	1,399	(663)
Accounts payable and accrued liabilities	(9,190)	(30)	(4,431)	(699)	2,728
EBITDA	$173,224	$176,821	$97,927	$138,482	$102,398

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. The reconciliation of net cash provided by operating activities to EBITDA includes share-based compensation recognized within restructuring expense and share-based compensation that is included in the “other” line item. See footnotes 2 and 7 below.

(2)

The Company has undergone restructuring actions to align its business operations.  For more information related to the 2017, 2016 and 2015 restructuring costs, see Note 13 “Restructuring Costs” to the accompanying consolidated financial statements.  Restructuring charges in 2014 primarily relate to the transition of key leadership positions and changes in the structure of our U.K. business, including the closure of our Belfast, North Ireland location. In 2013 restructuring charges primarily relate to the transition of key leadership positions, including our previous President and CEO.

(3)	Incremental costs associated with acquisitions.
(4)

In 2015, these costs represent asset impairment charge and loss on divestiture of the wood mobile offices, net.  In 2014 and 2013, these costs  primarily represent the non-cash impairment charge for the write-down of certain assets classified as held for sale in the second quarter of 2013 and the loss upon completion of sale (offset by gains upon completion of sale) of assets that were written down to fair value in 2013.

(5)	Revenue associated with sales tax refunds of $1.4 million in 2016 and $1.2 million in 2015, offset by a sales tax remittance of $1.1 million in 2016.
(6)

Transition services revenue and operating expenses associated with the provision of transition services related to the wood mobile divestiture, including expenses related to wood mobile offices on our leased properties.

(7)

Other expenses in 2017 and 2016 related to severance for senior executives, including the acceleration of stock-based compensation, as well as fees and penalties associated with the 2016 sales tax remittance discussed previously. Other expenses in 2015 are related to the settlement of an outstanding unclaimed property liability with the state of Delaware.

(8)	Revenue discussed above associated with the sales tax refunds as well as the transition services were excluded in the calculation of the adjusted EBITDA margin.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$135,646	$136,244	$152,814	$120,625	$116,111

Additions to rental fleet, excluding acquisitions	(63,688)	(57,372)	(74,732)	(27,279)	(28,826)
Proceeds from sale of rental fleet	12,953	13,679	16,865	23,053	35,951
Additions to property, plant and equipment, excluding acquisitions	(20,122)	(30,659)	(31,163)	(15,779)	(15,792)
Proceeds from sale of property, plant and equipment	851	2,764	9,860	4,199	1,970
Net capital expenditures, excluding acquisitions	(70,006)	(71,588)	(79,170)	(15,806)	(6,697)

Free cash flow	$65,640	$64,656	$73,644	$104,819	$109,414

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

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2017 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2016:

	Twelve Months Ended December 31, 2017
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$502,747	$498,825	$3,922
Rental, selling and general expenses	339,002	336,438	2,564
Adjusted EBITDA	186,281	184,803	1,478

The table below shows certain financial information as calculated on a constant currency basis, whereby the indicated 2016 financial information has been translated utilizing the average exchange rate for the twelve months ended December 31, 2015:

	Twelve Months Ended December 31, 2016
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$490,152	$480,083	$10,069
Rental, selling and general expenses	315,467	309,294	6,173
Adjusted EBITDA	194,464	190,376	4,088

The table below reflects a summary of certain of the non-GAAP financial data set forth above:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except percentages)
Non-GAAP Data:
EBITDA	$173,224	$176,821	$97,927	$138,482	$102,398
EBITDA margin	32.5%	34.8%	18.4%	31.1%	25.2%
Adjusted EBITDA	$184,803	$190,376	$200,836	$162,141	$157,465
Adjusted EBITDA margin	34.6%	37.4%	38.1%	36.4%	38.7%
Free cash flow	$65,640	$64,656	$73,644	$104,819	$109,414

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Executive Summary

Throughout 2017, our continuing operational strategic goals included growing revenue and expanding our operating margins by leveraging our infrastructure, focusing on higher returning assets and driving continuous improvements in efficiency.  To achieve these goals, we concentrated on generating growth in our core rental business through strong organic growth.  We also actively manage fleet utilization and seek to control costs.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which, among other things, reduces the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory repatriation of foreign earnings.  As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net tax benefit of $77.6 million.  In addition, we recorded a provisional income tax expense of $3.1 million related to the repatriation of foreign earnings.  We estimate that our 2018 consolidated effective tax rate will be between 24% and 26%.  We do not expect a significant near-term impact on cash paid for taxes.

As of December 31, 2017, our network includes 121 Storage Solutions locations, 17 Tank & Pump locations and 16 combined locations.  Our Storage Solutions fleet consists of approximately 215,000 units and our Tank & Pump Solutions business has a fleet of approximately 12,100 units.

For the year ended December 31, 2017, our achievements include:

•	Grew total rental revenues 4.7% year-over-year, when adjusting for the unfavorable effect of currency fluctuations,
•	Within the Storage Solutions business, which represented approximately 82% of rental revenue in 2017:
-	Grew total rental revenues 6.0% year-over-year, when adjusting for unfavorable currency fluctuations,
-	Increased year-over-year Storage Solutions rental rates by 4.2%, and
-	Increased average units on rent by 4.6%, and year-end units on rent by 6.0%,
•	Successfully positioned our Tank & Pump Solutions business to take advantage of positive trends in our underlying markets, resulting in:
-	Sequential rental revenue growth each quarter of 2017, and
-	Fourth quarter year-over-year rental revenue growth of 14.2%
•	Generated adjusted EBITDA of $184.8 million, with a 34.6% margin,
•	Achieved world-class safety results, with a North American TRIR of less than 1.0,
•	Implemented digital solutions across our businesses to drive market share, especially with large customers that value this deepened technology, and
•	Generated $65.6 million in free cash flow and returned $48.5 million to shareholders through dividends and treasury share repurchases.

Business Environment and Outlook

Approximately 66% of our rental revenue during the twelve-month period ended December 31, 2017 was derived from our North American Storage Solutions business, 18% was derived from our Tank & Pump Solutions business in North America and 16% was derived from our U.K. Storage Solutions business. Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business.  Based on analyst growth estimates for the industries we operate in, we currently expect that the majority of our end markets will continue to drive demand for our products in 2018.  In particular, construction, which represents approximately 41% of our consolidated rental revenue is forecasted for continued growth for the next several years.  While only 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to grow in 2018.   In the U.K. our end markets are currently stable; however, the overall U.K. economy faces some uncertainty related to Brexit.

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

Results of Operations

Twelve Months Ended December 31, 2017, Compared to Twelve Months Ended December 31, 2016

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$498,825	$480,083	93.5%	94.4%	$18,742	3.9%
Sales	32,440	26,499	6.1	5.2	5,941	22.4
Other	2,284	2,040	0.4	0.4	244	12.0
Total revenues	533,549	508,622	100.0	100.0	24,927	4.9
Costs and expenses:
Rental, selling and general expenses	336,438	309,294	63.1	60.8	27,144	8.8
Cost of sales	21,001	16,471	3.9	3.2	4,530	27.5
Restructuring expenses	2,886	6,020	0.5	1.2	(3,134)	n/a
Depreciation and amortization	63,372	63,734	11.9	12.5	(362)	(0.6)
Total costs and expenses	423,697	395,519	79.4	77.8	28,178	7.1
Income from operations	109,852	113,103	20.6	22.2	(3,251)	(2.9)
Other income (expense):
Interest income	25	2	—	—	23	n/a
Interest expense	(35,728)	(32,726)	(6.7)	(6.4)	(3,002)	9.2
Debt extinguishment expense	—	(9,192)	—	(1.8)	9,192	n/a
Deferred financing costs write-off	—	(2,271)	—	(0.4)	2,271	n/a
Foreign currency exchange	(25)	(18)	—	—	(7)	n/a
Income before income tax provision	74,124	68,898	13.9	13.5	5,226
Income tax provision	(48,104)	21,650	(9.0)	4.3	(69,754)
Net income	$122,228	$47,248	22.9%	9.3%	$74,980

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2017	2016	2017	2016	2017 versus 2016
	(In thousands, except percentages)
EBITDA (1)	$173,224	$176,821	32.5%	34.8%	$(3,597)	(2.0)%
Adjusted EBITDA (1)(2)	184,803	190,376	34.6	37.4	(5,573)	(2.9)
Free Cash Flow (1)	65,640	64,656	12.3	12.7	984	1.5

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.
(2)

The calculation of adjusted EBITDA as a percentage of revenue includes a net reduction to revenues related to transactions not indicative of our business.  See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.

The following table sets forth certain financial information as calculated on a constant currency basis:

	Twelve Months Ended December 31, 2017
	Calculated in Constant Currency (1)	As Reported	Difference
	(In thousands)
Rental revenues	$502,747	$498,825	$3,922
Rental, selling and general expenses	339,002	336,438	2,564
Adjusted EBITDA	186,281	184,803	1,478

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10‑K.

Total Revenues. The following tables depict revenue by type of business for the twelve-month periods ended December 31:

	Storage Solutions
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$406,590	$387,145	$19,445	5.0%
Sales	26,989	21,576	5,413	25.1
Other	1,875	1,840	35	1.9
Total revenues	$435,454	$410,561	$24,893	6.1

	Tank & Pump Solutions
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Revenues:
Rental	$92,235	$92,938	$(703)	(0.8)%
Sales	5,451	4,923	528	10.7
Other	409	200	209	104.5
Total revenues	$98,095	$98,061	$34	0.0

Of the $533.5 million of total revenues in 2017, $435.5 million, or 81.6%, related to the Storage Solutions business and $98.1 million, or 18.4%, related to the Tank & Pump Solutions business. In the prior year, $410.6 million, or 80.7%, related to the Storage Solutions business and $98.1 million, or 19.3%, related to the Tank & Pump Solutions business.

Rental Revenues.  Storage Solutions rental revenue for the twelve months ended December 31, 2017 increased $19.4 million, or 5.0%, as compared to the prior-year period. Adjusting for an unfavorable change in currency translation rates rental revenue increased approximately 6.0%, as compared to the prior-year period.  The increase was driven by a 3.1% increase in year-over-year rental rates and a 4.6% increase in units on rent. Adjusting for the unfavorable currency effect, yield (calculated as rental revenues divided by average units on rent) increased approximately 1.4% as compared to the prior-year period, driven by the rate increase in the current-year period, offset by changes in mix and other rental items.  The full year rental revenue increase was impacted by strong fourth quarter year-over-year increases in seasonal business. Storage Solutions rental revenues in the fourth quarter of 2017 increased 9.8%, as compared to the fourth quarter of 2016, when adjusted for the impact of currency fluctuations.

Rental revenues within the Tank & Pump Solutions business decreased $0.7 million, or 0.8%, for the twelve-month period ended December 31, 2017, as compared to the prior-year period.  Decreased year-over-year rental revenue in the first nine months of 2017 was largely offset by increased year-over-year rental revenue in the fourth quarter of 2017.  Rental revenues for the first nine months of 2017 decreased $3.9 million, or 5.5% when compared to the same period in 2016, due primarily to decreased demand from our downstream customers as well as fewer infrastructure projects in our pump business.   Fourth quarter 2017 rental revenue for our Tank & Pump Solutions business increased $3.2 million, or 14.2%, compared to the fourth quarter of 2016 due to the resumption of previously deferred maintenance in our downstream market, increased demand overall and new business.  Demand from our customers is improving and we have positioned ourselves as a company to take advantage of positive trends in the underlying markets.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the twelve months ended December 31, 2017 increased $5.4 million, or 25.1%, to $27.0 million, compared to $21.6 million in the prior-year period. The growth was largely due to increased activity in the U.K. resulting from a recent acquisition.  Tank & Pump Solutions sales revenue for the twelve months ended December 31, 2017 increased $0.5 million to $5.4 million, compared to $4.9 million in the prior-year period.

Costs and Expenses. The following tables depict costs and expenses by type of business for the twelve-month periods ended December 31:

	Storage Solutions
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$268,013	$245,536	$22,477	9.2%
Cost of sales	17,930	13,319	4,611	34.6
Restructuring expenses	2,674	5,419	(2,745)	n/a
Depreciation and amortization	38,792	35,509	3,283	9.2
Total costs and expenses	$327,409	$299,783	$27,626	9.2

	Tank & Pump Solutions
	2017	2016	Increase (Decrease) 2017 versus 2016
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$68,425	$63,758	$4,667	7.3%
Cost of sales	3,071	3,152	(81)	(2.6)
Restructuring expenses	212	601	(389)	n/a
Depreciation and amortization	24,580	28,225	(3,645)	(12.9)
Total costs and expenses	$96,288	$95,736	$552	0.6

Rental, Selling and General Expenses.  Rental, selling and general expenses for the twelve months ended December 31, 2017 of $336.4 million increased $27.1 million, or 8.8%, as compared to 2016.  Of this total increase, $22.5 million related to the Storage Solutions business and $4.7 million related to the Tank & Pump Solutions business. As a percentage of total revenues, rental, selling and general expenses were 63.1% for the twelve months ended December 31, 2017, which was up from 60.8% in 2016.

Within the Storage Solutions business, rental, selling and general expenses for the twelve months ended December 31, 2017 increased $22.5 million, or 9.2%, from 2016. Included in Storage Solutions rental, selling and general expenses for 2017 and 2016 were $2.6 million and $0.8 million, respectively, of expenses that were not indicative of our operations, primarily costs associated with the severance and transition of executive officers.

Excluding the expenses discussed above, rental, selling and general expenses within the Storage Solutions business increased $20.7 million during the twelve months ended December 31, 2017, as compared to the 2016 period. When further adjusted for the effect of the change in currency translation rates, rental selling and general expenses for the Storage Solutions business increased $23.3 million.  This increase was driven largely by higher variable compensation in 2017, as compared to 2016. In addition, transportation costs and payroll increased due to increased rental activity.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $4.7 million in 2017, as compared to 2016.  The increase was largely due to increased payroll and variable compensation.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $17.9 million and $13.3 million in the twelve-month periods ended December 31, 2017 and 2016, respectively.  Storage Solutions sales profit was $9.1 million and $8.3 million for the twelve-month periods ended December 31, 2017 and 2016, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.6% in the twelve months ended December 31, 2017 and 38.3% in the prior-year period.  The decrease in profit margin is due to sales activity related to the recent U.K. acquisition.

Within the Tank & Pump Solutions business, cost of sales was $3.1 million and $3.2 million in the twelve months ended December 31, 2017 and 2016, respectively.  Tank & Pump Solutions sales profit was $2.4 million and $1.8 million for the twelve-month periods ended December 31, 2017 and 2016, respectively.

Restructuring expenses.  The restructuring expenses in 2017 and 2016 resulted primarily to the continuation of projects initiated in prior years.  Included in restructuring expenses for the twelve months ended December 31, 2017 and 2016 were approximately $1.3 million and $2.0 million, respectively, of expenses related to the integration of our wholly owned subsidiary ETS into the existing Mobile Mini infrastructure. Also included in restructuring expenses for the twelve months ended December 31, 2017 and 2016 was $0.9 million and $3.3 million, respectively of costs related to the divestiture of our wood mobile office business, primarily related to the abandonment of yards, or portions of yards.  The remaining restructuring expenses in both years relate largely to divisional and corporate departmental restructurings. We expect to recognize less than $0.5 million in restructuring expenses related to these restructurings in 2018.

Depreciation and Amortization Expense. Depreciation and amortization expense of $63.4 million decreased slightly in the twelve-month period ended December 31, 2017, as compared to 2016.

Interest Expense. Interest expense increased $3.0 million to $35.7 million in the twelve months ended December 31, 2017, compared to $32.7 million in the prior-year period. The 9.2% increase is primarily due to higher interest rates on the line of credit, partially offset by a decrease in the effective interest rate on our bonds due to the issuance of the 2024 Notes and extinguishment of the 2020 Notes in the second quarter of 2016.

Our average debt outstanding in the twelve months ended December 31, 2017 was $934.5 million, as compared to $929.1 million in the prior-year period. The weighted average interest rate on our debt was 3.6% and 3.3% for the twelve-month periods ended December 31, 2017 and 2016, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.8% and 3.5% for the twelve-month periods ended December 31, 2017 and 2016, respectively.

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes in 2016, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

(Benefit) Provision for Income Taxes. The effective income tax (benefit) rate of (64.9%) for the year ended December 31, 2017 was primarily impacted by the accounting for the U.S. Tax reform enacted on December 22, 2017 which reduced the federal income tax rate from 35% to 21%. The company recognized a net benefit of $77.6 million related to the remeasurement of its net deferred tax liabilities for this rate change, affecting the rate by (104.7%).  Additionally, the company recorded a provisional expense of $3.1 million for the mandatory repatriation of foreign earnings, affecting the rate by 4.2%. Excluding the effects of tax reform, our tax rate for the year ended December 31, 2017 was 35.6%.

The increase to 35.6% from the effective tax rate of 31.4% for the prior-year period is due to an enacted U.K. rate change in 2016, reducing the rate applied to deferred tax balances from 18% to 17%, which resulted in a $0.9 million benefit for the year ended December 31, 2016.  Additionally, changes in foreign rate differentials contributed to the overall effective tax rate increase.  The change in foreign rate differentials was caused by the utilization of all remaining U.K. net operating losses during 2017, resulting in higher tax rates on our current year U.K. income.  Based on information currently available to us, we estimate that our 2018 effective tax rate will be between 24% and 26%.

At December 31, 2017, we had a federal net operating loss carryforward of approximately $206.4 million, which expires, if unused, from 2028 to 2034. In addition, we had net operating loss carryforwards in the various states in which we operate. Over the past three years, we have generated $122.2 million of federal taxable income and we expect to utilize the unreserved net operating loss carryforwards prior to expiration.  At December 31, 2017, we had $79.8 million of gross deferred tax assets included within the net deferred tax liability on our balance sheet, and a $1.1 million valuation allowance. We believe, based on internal projections, that we will generate sufficient taxable income needed to realize the corresponding unreserved federal and state deferred tax assets to the extent they are recorded as deferred tax assets in our balance sheet.  However, given that the federal net operating loss carryforwards that give rise to the deferred tax asset expire over seven years beginning in 2028, there could be changes in management’s judgment in future periods with respect to the recoverability of these assets. See Note 7 “Income Taxes” to the accompanying consolidated financial statements for further discussion on income taxes.

Net Income. As a result of the income statement activity discussed above, we had net income of $122.2 million for the twelve months ended December 31, 2017. Excluding the effect of the tax legislation, we estimate our net income would have been approximately $47.7 million, as compared to $47.2 million for the twelve months ended December 31, 2016.

Adjusted EBITDA. For the twelve-month period ended December 31, 2017, we realized adjusted EBITDA of $184.8 million, a decrease of $5.6 million, or 2.9%, as compared to adjusted EBITDA of $190.4 million in 2016. Growth in our

Storage Solutions business revenue was offset by a decrease in the Tank & Pump Solutions business, overall increased rental, selling and general costs primarily driven by increased variable compensation in the current-year period and an unfavorable currency exchange rate.  Our adjusted EBITDA margins were 34.6% and 37.4 % for the years ended December 31, 2017 and 2016, respectively.

During the twelve months ended December 31, 2017, adjusted EBITDA related to the Storage Solutions business decreased $1.0 million, or 0.6%, to $158.0 million, from $159.0 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $4.5 million, or 14.5%, to $26.8 million during the twelve months ended December 31, 2017, from $31.4 million during 2016. Adjusted EBITDA margins for the twelve months ended December 31, 2017 were 36.3% for the Storage Solutions business and 27.4% for the Tank & Pump Solutions business.

The full-year adjusted EBITDA was favorably impacted by a strong fourth quarter in which we realized adjusted EBITDA of $55.6 million, an increase of $1.5 million, or 2.7%, compared to the fourth quarter of 2016.  Revenue growth due to increased Tank & Pump Solutions business, and robust growth in our seasonal Storage Solutions revenues, while largely offset by increased variable compensation and other rental, selling and general expense increases, resulted in overall adjusted EBITDA growth in the fourth quarter.

Twelve Months Ended December 31, 2016, Compared to Twelve Months Ended December 31, 2015

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as percentage of total revenues for the periods presented:

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$480,083	$494,715	94.4%	93.2%	$(14,632)	(3.0)%
Sales	26,499	29,953	5.2	5.6	(3,454)	(11.5)
Other	2,040	6,109	0.4	1.2	(4,069)	(66.6)
Total revenues	508,622	530,777	100.0	100.0	(22,155)	(4.2)
Costs and expenses:
Rental, selling and general expenses	309,294	326,252	60.8	61.5	(16,958)	(5.2)
Cost of sales	16,471	19,671	3.2	3.7	(3,200)	(16.3)
Restructuring expenses	6,020	20,798	1.2	3.9	(14,778)	n/a
Asset impairment charge and loss on divestiture, net	—	66,128	—	12.5	(66,128)	n/a
Depreciation and amortization	63,734	60,344	12.5	11.4	3,390	5.6
Total costs and expenses	395,519	493,193	77.8	92.9	(97,674)	(19.8)
Income from operations	113,103	37,584	22.2	7.1	75,519	200.9
Other income (expense):
Interest income	2	1	—	—	1	n/a
Interest expense	(32,726)	(35,900)	(6.4)	(6.8)	3,174	(8.8)
Debt extinguishment expense	(9,192)	—	(1.8)	—	(9,192)	n/a
Deferred financing costs write-off	(2,271)	(931)	(0.4)	—	(1,340)	n/a
Foreign currency exchange	(18)	(2)	—	—	(16)	n/a
Income before income tax (benefit) provision	68,898	752	13.5	0.1	68,146
Income tax (benefit) provision	21,650	(4,822)	4.3	(0.9)	26,472
Net income	$47,248	$5,574	9.3%	1.1%	$41,674

	Years Ended December 31,		Percent of Revenue Years Ended December 31,		Increase (Decrease)
	2016	2015	2016	2015	2016 versus 2015
	(In thousands, except percentages)
EBITDA (1)	$176,821	$97,927	34.8%	18.4%	$78,894	80.6%
Adjusted EBITDA (1) (2)	190,376	200,836	37.4	37.8	(10,460)	(5.2)
Free Cash Flow (1)	64,656	73,644	12.7	13.9	(8,988)	(12.2)

(1)	See “Non-GAAP Data and Reconciliations” earlier in this Annual Report on Form 10-K.
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

	Storage Solutions
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$387,145	$395,091	$(7,946)	(2.0)%
Sales	21,576	22,387	(811)	(3.6)
Other	1,840	6,037	(4,197)	(69.5)
Total revenues	$410,561	$423,515	$(12,954)	(3.1)

	Tank & Pump
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Revenues:
Rental	$92,938	$99,624	$(6,686)	(6.7)%
Sales	4,923	7,566	(2,643)	(34.9)
Other	200	72	128	177.8
Total revenues	$98,061	$107,262	$(9,201)	(8.6)

Of the $508.6 million of total revenues in 2016, $410.6 million, or 80.7%, related to the Storage Solutions business and $98.1 million, or 19.3%, related to the Tank & Pump Solutions business. In 2015, $423.5 million, or 79.8%, related to the Storage Solutions business and $107.3 million, or 20.2%, related to the Tank & Pump Solutions business.  The wood mobile office business divested in May 2015 contributed approximately $16.9 million of total revenue and $15.8 million of rental revenue during the year ended December 31, 2015.

Rental Revenues.  Storage Solutions rental revenue for the twelve months ended December 31, 2016 increased $7.8 million, or 2.1%, as compared to 2015, excluding the effect of the wood mobile office fleet divestiture discussed above. Adjusting for an unfavorable change in currency translation rates and excluding the divested wood mobile office assets, rental revenue increased approximately 4.7% in 2016 as compared to 2015.  The increase was driven by a 2.3% increase in year-over-year rental rates and a 1.9% increase in units on rent. Excluding the divested wood mobile office fleet and adjusting for the unfavorable currency effect, yield in 2016 increased approximately 2.7% as compared to 2015, largely driven by the rate increase in 2016. The 4.7% rental revenue growth was achieved despite challenges related to turnover in our North American sales force, which we actively addressed through revised hiring processes, incremental sales management and focused training.

Rental revenues within the Tank & Pump Solutions business decreased $6.7 million, or 6.7%, for the twelve-month period ended December 31, 2016, as compared to 2015.  This decline was primarily driven by decreases in upstream revenues due to challenges in the oil and gas sector, as well as a decrease in our diversified business caused by weakness in the mining sector and fewer infrastructure projects.  Revenues in the downstream market increased slightly in 2016, as compared to 2015. High-capacity production resulting from lower oil prices has caused the postponement of maintenance projects in that sector.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue for the twelve months ended December 31, 2016 decreased $0.8 million, or 3.6%, to $21.6 million, compared to $22.4 million in the 2015. Tank & Pump Solutions sales revenue for the twelve months ended December 31, 2016 decreased $2.6 million to $4.9 million, compared to $7.6 million in 2015.

Costs and Expenses. The following tables depict costs and expenses by type of business for the twelve-month periods ended December 31:

	Storage Solutions
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

	Tank & Pump Solutions
	2016	2015	Increase (Decrease) 2016 versus 2015
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$63,758	$62,506	$1,252	2.0%
Cost of sales	3,152	5,091	(1,939)	(38.1)
Restructuring expenses	601	3,008	(2,407)	n/a
Depreciation and amortization	28,225	25,516	2,709	10.6
Total costs and expenses	$95,736	$96,121	$(385)	(0.4)

Rental, Selling and General Expenses.  Rental, selling and general expenses for the twelve months ended December 31, 2016 of $309.3 million decreased $17.0 million, or 5.2%, as compared to the prior-year period.  This net decrease resulted from an $18.2 million reduction related to the Storage Solutions business, offset by a $1.3 million increase related to the Tank & Pump Solutions business. As a percentage of total revenues, rental, selling and general expenses were 60.8% for the twelve months ended December 31, 2016, which was down from 61.5% in 2015.

Within the Storage Solutions business, rental, selling and general expenses for the twelve months ended December 31, 2016 decreased $18.2 million, or 6.9%, from 2015.  Included in the twelve month periods ended December 31, 2016 and 2015 was $0.8 million and $7.9 million, respectively, of expenses that were not indicative of our operations.  In 2016, the expenses were associated with the departure of an executive officer, a sales tax remittance and acquisition-related expenses.  The rental, selling and general expenses for the twelve months ended December 31, 2015 included $2.6 million in acquisition-related expenses, $4.4 million of transition service expenses and $0.9 million of expenses related to an unclaimed property settlement.

Excluding the expenses discussed above, rental, selling and general expenses within the Storage Solutions business decreased $11.2 million during the twelve months ended December 31, 2016, as compared to 2015. This decrease in Storage Solutions business rental, selling and general expenses was driven largely by fluctuations in currency translation rates, decreased variable compensation, including stock-based compensation, as well as lower fleet freight and fuel costs resulting from decreased activity due to the divestiture of our wood mobile office fleet, as well as lower fuel prices generally. Salaries and wages and other operating costs within the Storage Solutions business increased due to the expansion of shared services, as well as the implementation and operation of our new ERP system; however, these increases were largely offset by increased allocations of overhead expenses to the Tank & Pump Solutions business as we continue to consolidate our infrastructure and shared services.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $1.3 million in 2016, as compared to 2015.  The increase was primarily due to increased allocations of overhead expenses to the Tank & Pump Solutions business, partially offset by decreases in salaries and wages and other operating costs. In 2016, the consolidation of our infrastructure and shared services resulted in the elimination of redundant employee positions. In addition, lower fleet freight and fuel costs resulted from decreased rental activity.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $13.3 million and $14.6 million in the twelve-month periods ended December 31, 2016 and 2015, respectively.

Storage Solutions sales profit was $8.3 million and $7.8 million for the twelve-month periods ended December 31, 2016 and 2015, respectively.  Sales profit margin was 38.3% in the twelve months ended December 31, 2016 and 34.9% in 2015.

Within the Tank & Pump Solutions business, cost of sales was $3.2 million and $5.1 million in the twelve months ended December 31, 2016 and 2015, respectively.  Tank & Pump Solutions sales profit was $1.8 million and $2.5 million for the twelve-month periods ended December 31, 2016 and 2015, respectively.

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

Integration includes such activities as:

•	Combining Storage Solutions and Tank & Pump locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•	Determining the appropriate processes, including the alignment of sales leadership with operational leadership, and eliminating infrastructure that does not function optimally in the new environment.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.4 million in the twelve-month period ended December 31, 2016, as compared to 2015.  This increase was due primarily to increased depreciation expense related to property, plant and equipment, including the implementation of our new ERP system.  Partially offsetting this increase was a decrease in depreciation expense related to the wood mobile office units divested in May 2015. In the twelve months ended December 31, 2015, we recognized $1.3 million of depreciation expense related to these units.

Interest Expense. Interest expense decreased $3.2 million, or 8.8%, to $32.7 million in the twelve months ended December 31, 2016, compared to $35.9 million in 2015. Our average debt outstanding in the twelve months ended December 31, 2016 was $929.1 million, as compared to $902.9 million in the prior-year period. The weighted average interest rate on our debt was 3.3% and 3.6% for the twelve-month periods ended December 31, 2016 and 2015, respectively, excluding the amortization of debt issuance costs. Taking into account the amortization of debt issuance costs, the weighted average interest rate was 3.5% and 4.0% for the twelve-month periods ended December 31, 2016 and 2015, respectively.

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

Debt Extinguishment Expense and Deferred Financing Costs Write-off.  As a result of the redemption of the 2020 Notes during 2016, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

Provision (Benefit) for Income Taxes. For the twelve months ended December 31, 2016, we had a $21.7 million provision for income taxes, compared to a net benefit of $4.8 million in 2015. Our effective income tax rate was 31.4% for the twelve months ended December 31, 2016. Our 2016 income tax was affected by an enacted tax rate change in the U.K. reducing the tax rate from 18% to 17% and deductions for stock compensation. Our 2015 income tax was affected similarly by an enacted rate change in the U.K. income tax rate reducing the tax rate from 20% to 18%, as well as losses in North America driven by the asset impairment and restructuring expenses as discussed previously in this Annual Report on Form 10-K. The change in the U.K. income tax rate resulted in a $0.9 million benefit and $1.4 million benefit for the years ended December 31, 2016 and 2015, respectively.

Excluding the North America asset impairment and the $1.4 million cumulative effect on 2015 deferred liabilities of the U.K. rate change, our tax rate for the year ended December 31, 2015 was 33.4%.  The decrease from 33.4% to 31.4% resulted primarily from the enacted tax rate change in the U.K. as discussed above and certain stock compensation deductions.

Net Income. As a result of the income statement activity discussed above, we had net income of $47.2 million for the twelve months ended December 31, 2016, as compared to $5.6 million for the twelve months ended December 31, 2015.

Adjusted EBITDA. For the twelve-month period ended December 31, 2016, we realized adjusted EBITDA of $190.4 million, a decrease of $10.5 million, or 5.2%, as compared to adjusted EBITDA of $200.8 million in the prior-year period. Growth in our Storage Solutions business was offset by short-term pressure resulting from the divestiture of our wood mobile office fleet, unfavorable currency fluctuations of $4.0 million, increased repairs and maintenance expense, and increased operating costs related to our recently implemented ERP system, as well as the year-over-year decline in Tank & Pump Solutions rental revenue. Our adjusted EBITDA margins were 37.4% and 38.1% for the twelve-month periods ended December 31, 2016 and 2015, respectively.

During the twelve months ended December 31, 2016, adjusted EBITDA related to the Storage Solutions business decreased $1.7 million, or 1.1%, to $159.0 million, from $160.7 million in 2015. Adjusted EBITDA related to the Tank & Pump Solutions business decreased $8.8 million, or 21.8%, to $31.4 million during the twelve months ended December 31, 2016, from $40.2 million in 2015. Adjusted EBITDA margins for the twelve months ended December 31, 2016 were 38.7% for the Storage Solutions business and 32.0% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, to execute opportunistic acquisitions, to increase the number of units available for rent at our existing locations, and to add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash from operating activities for the years ended December 31, 2017, 2016 and 2015 of $135.6 million, $136.2 million and $152.8 million, respectively, resulted in free cash flow of $65.6 million, $64.7 million and $73.6 million, respectively.  In addition to free cash flow, our principal current source of liquidity is the Credit Agreement described below.

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

The obligations of us and our subsidiary guarantors under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At December 31, 2017, we had $634.3 million of borrowings outstanding and $361.4 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit

Agreement as of December 31, 2017 and were above the minimum borrowing availability threshold and therefore not subject to any financial maintenance covenants.

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. The margins in effect as of December 31, 2017 are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

Cash Flow Summary

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$122,228	$47,248	$5,574
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense and deferred financing costs write-off	—	11,463	931
Asset impairment charge and loss on divestiture, net	—	—	66,128
Non-cash restructuring expense, excluding share-based compensation	—	—	12,411
Deferred income taxes	(49,980)	21,634	(5,629)
Other adjustments	72,857	74,976	76,730
Total adjustments to reconcile net income to net cash provided by operating activities	22,877	108,073	150,571
Changes in certain assets and liabilities, net of effect of businesses acquired	(9,459)	(19,077)	(3,331)
Net cash provided by operating activities	135,646	136,244	152,814
Net cash used in investing activities	(70,006)	(88,153)	(14,415)
Net cash used in financing activities	(57,043)	(44,853)	(140,576)
Effect of exchange rate changes on cash	717	(714)	51
Net increase (decrease) in cash	$9,314	$2,524	$(2,126)

Operating Activities.  Net cash provided by operating activities was $135.6 million for the twelve months ended December 31, 2017, compared to $136.2 million in the prior year, a slight decrease. The twelve months ended December 31, 2017 reflects an increase in net income of $75.0 million.  Non-cash adjustments in 2017 total $22.9 million as compared to $108.1 million in 2016.  This fluctuation is primarily a result of the Tax Act in 2017 and debt extinguishment costs in 2016. The change in working capital accounts resulted in cash outflows of $9.5 million in 2017 and $19.1 million in 2016.  The $8.9 million decrease in cash outflows is largely due to increases in accounts receivable during 2016 due to the implementation of our new ERP system, as well as changes in the invoicing process instituted by our largest Storage Solutions customer.

Net cash provided by operating activities was $136.2 million for the twelve months ended December 31, 2016, compared to $152.8 million in 2015, a decrease of $16.6 million. The twelve months ended December 31, 2016 reflects an increase in net income to $47.2 million, from net income of $5.6 million in 2015. Non-cash adjustments in 2016 totaled $108.1 million as compared to $150.6 million in 2015.  In 2016 and 2015 non-cash adjustments included debt extinguishment costs and 2015 non-cash adjustments also included impairment and restructuring charges. The change in working capital accounts resulted in cash outflows of $19.1 million in the 2016 period and $3.3 million in the 2015 period.  The $15.7 million decrease in cash outflows was largely due to the temporary increase in receivables at December 31, 2016. This outflow was partially offset by an increase in accrued liabilities primarily due to the timing of interest payments related to the 2024 Notes. Interest payments on the 2024 Notes are payable in January and June, as compared to the 2020 Notes for which interest payments were payable in June and December.

Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At December 31, 2017, we had a federal net operating loss carryforward of approximately $206.4 million and a net deferred tax liability of $173.8 million.

Investing Activities. Net cash used in investing activities was $70.0 million in 2017, compared to $88.2 million in 2016 and $14.4 million in 2015. In 2016 and 2015, we paid $16.6 million and $18.5 million, respectively, for acquisitions.  Also included in investing activities for 2015 is $83.3 million of proceeds related to the divestiture of our wood mobile office business.  Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
North America Storage Solutions	$45,043	$32,270	$28,532
United Kingdom Storage Solutions	11,405	10,851	22,154
Tank & Pump Solutions	7,240	14,251	24,046
Consolidated additions to rental fleet, excluding acquisitions	63,688	57,372	74,732
Proceeds from sale of rental fleet	(12,953)	(13,679)	(16,865)
Rental fleet net capital expenditures	$50,735	$43,693	$57,867

Rental fleet expenditures were $63.7 million in 2017, an increase of 11.0% compared to 2016, and decreased 23.2% in 2016 as compared to 2015.  Expenditures for rental fleet were made to meet demand in geographic areas of high utilization for which it did not make economic sense to reposition our fleet, as well as to meet customer demand for specific types of units.  Proceeds from sale of rental fleet units decreased 5.3% in 2017, compared to 2016, and decreased 18.9% in 2016, compared to 2015. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from year to year.

Property, plant and equipment net capital expenditures were $19.3 million in 2017, $27.9 million in 2016 and $21.3 million in 2015. Included in 2016 and 2015 are $14.9 million and $17.9 million, respectively, of computer hardware and software expenditures largely related to our new ERP system. The 2017 expenditures and remaining 2016 and 2015 expenditures for property, plant and equipment were primarily for replacement of our transportation equipment.  Included in the $9.9 million of proceeds from sale of property plant and equipment for 2015 is $6.8 million of proceeds received in conjunction with the sale of a legacy location in Southern California, which was disposed of in conjunction with restructuring activity.

The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business. Capital expenditures includes expenses such as the cost to buy or replace forklifts, trucks and trailers that we use to move and deliver our products to our customers, and for our computer information and communication systems. In addition to the cash expenditures, we acquired property, plant and equipment through capital leases totaling $9.5 million, $19.0 million and $17.6 million in 2017, 2016 and 2015, respectively.  These leases were primarily for transportation related equipment.

We anticipate our near term investing activities in 2018 will be similar to 2017 and will be primarily focused on supporting growth in the U.K. and Tank & Pump Solutions business, additional Storage Solutions rental fleet through remanufacturing, and transportation equipment. In addition, we may invest in opportunistic acquisitions.

Financing Activities. Net cash used in financing activities was $57.0 million in 2017, $44.9 million in 2016 and $140.6 million in 2015. Activity in 2016 includes the issuance of $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value. The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 2020 Notes at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under the Credit Agreement, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

We have used free cash flow, along with proceeds from our wood mobile office divestiture, to purchase treasury stock, pay down borrowings and pay dividends.  In 2017, 2016 and 2015, we paid cash dividends of $40.2 million, $36.4 million and $33.7 million, respectively, to our stockholders and purchased shares of our common stock of $8.4 million, $11.3 million and $61.8 million (primarily under our share repurchase program), respectively.  As of December 31, 2017, we had $634.3 million of borrowings outstanding under our Credit Agreement and approximately $361.4 million of additional borrowings were available to us.  Deferred financing cost expenditures in 2016 largely relate to the issuance of the 2024 Notes.  Deferred financing costs in 2015 primarily relate to the Credit Agreement.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, $250.0 million aggregate principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to ten years (ii) delivery, transportation and yard equipment, typically under a five-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment. At December 31, 2017, primarily in connection with securing our insurance policies, we provided certain insurance carriers and others with approximately $4.3 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

The table below provides a summary of our contractual commitments as of December 31, 2017. Lease renewal options that we currently anticipate exercising at the end of the initial lease period have been included in the schedule below.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility	$634,285	$—	$634,285	$—	$—
Interest payment obligations under our revolving credit facility (1)	55,612	18,829	36,783	—	—
Senior Notes	250,000	—	—	—	250,000
Interest payment obligations under our Senior Notes (2)	95,469	14,688	29,375	29,375	22,031
Obligations under capital leases	52,791	8,143	18,083	17,644	8,921
Interest payment obligations under our capital leases (3)	3,888	1,173	1,730	820	165
Operating leases (4)	89,295	17,971	27,336	19,385	24,603
Total contractual obligations	$1,181,340	$60,804	$747,592	$67,224	$305,720

(1)

Scheduled interest rate obligations under our Credit Agreement, which is subject to a variable rate of interest, were calculated using our weighted average rate as of December 31, 2017 of 3.0%. Also included in this number are estimated fees to be paid related to unused portions of our lines of credit.

(2)	Scheduled interest rate obligations under our Senior Notes were calculated using the stated rate of 5.875%.
(3)	Scheduled interest rate obligations under capital leases were calculated using imputed rates primarily ranging from 1.7% to 3.5%.
(4)

Operating lease obligations include operating commitments and restructuring related commitments. For further discussion, see Note 11 “Commitments and Contingencies” to the accompanying consolidated financial statements.

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

Revenue Recognition. Rental revenue is generated from the direct rental of our fleet to our customers, including ancillary revenue such as fleet delivery and pickup.  We enter into contracts with our customers to rent equipment based on a monthly rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period. The rental continues until cancelled by the customer or the Company. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the pick up or delivery of a rented unit is recognized in rental revenue upon completion of the service.  When customers are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of the period. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.

Sales revenue is primarily generated by the sale of new and used units, and to a lesser extent, parts and supplies sold to Tank & Pump Solutions customers.  We recognize revenues from sales of units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our units pursuant to sales contracts stating the fixed sales price.

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

Goodwill.  For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $708.9 million total goodwill at December 31, 2017, $468.8 million related to the North American Storage Solutions segment, $58.9 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

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

When assessing the fair value of the reporting units under the two-step impairment test, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates and discount rates.  Other estimates relate to tax payments, operating margins and capital expenditures. Each approach is given equal weight in arriving at the fair value of the reporting unit.

As of December 31, 2017 and 2016, we assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

In connection with our goodwill impairment test that was conducted as of December 31, 2015, we chose to perform the first step of the goodwill impairment test for each of our reporting units.  Our goodwill impairment testing as of this date indicated that both of our Storage Solutions reporting units and our Tank & Pump Solutions reporting unit had estimated fair values which substantially exceeded their respective carrying amounts. The second step of the impairment test was not required for any of the reporting units.

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

During the first quarter of 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the wood mobile offices might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. The total impairment of the wood mobile offices was $64.6 million during 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4 “Impairment and Divestiture of North American Wood Mobile Offices” to the accompanying consolidated financial statements.

There were no indicators of impairment at December 31, 2017 or December 31, 2016.

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

The table below depicts the estimated useful lives and residual values (presented as a percentage of capitalized cost) for our major categories of Storage Solutions rental fleet.

	Residual Value as Percentage of Original Cost	Useful Life in Years
Storage Solutions:
Steel storage containers	55%	30
Steel ground level offices	55	30

The table below depicts the estimated useful lives for our major categories of Tank & Pump Solutions rental fleet when purchased new. We estimate zero residual value for our Tank & Pump Solutions fleet as there is a limited secondary market for Tank & Pump Solutions products.

Useful Life in Years
Tank & Pump Solutions:
Steel tanks	25
Roll-off boxes	15 - 20
Vacuum boxes	20
Stainless steel tank trailers	25
De-watering boxes	20
Pumps and filtration equipment	7

The estimated useful lives and residual values of our rental fleet might change in the future based on changing circumstances.  If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For instance, if all our rental fleet units had been placed in service with useful lives 25% less or greater than our current estimated useful lives, we estimate that our annual depreciation expense for the year ended December 31, 2017 would have been $10.4 million higher or $6.2 million lower, respectively.

Similarly, if our rental fleet units had been placed in service with estimated residual values decreased by 10% of the original cost, for example from 55% to 45% (with Tank & Pump Solutions residual values remaining at 0%), depreciation expense would have been approximately $3.4 million higher for the year ended December 31, 2017.  If our rental fleet units had been placed in service with estimated residual values increased by 10% of the original cost, for example, from 55% to 65% for steel storage containers and from 0% to 10% for Tank & Pump Solutions, our depreciation expense would have been lower by approximately $5.0 million, for the year ended December 31, 2017.

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

We have recorded certain income tax effects for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017 in those situations where we have all information necessary.  Additionally, we have recorded a provisional effect where we could reasonably estimate the effect of the Tax Act.  We will finalize the provisional amounts within one year from the date of enactment.

See additional information regarding income taxes in Note 7 “Income Taxes” to the accompanying financial statements.

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Impact of Recently Issued Accounting Standards” to the accompanying condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2017:

							Total at	Total Fair Value at
	Principal Maturing in the Twelve Months Ended December 31,						December 31,	December 31,
	2018	2019	2020	2021	2022	Thereafter	2017	2017
	(In thousands, except percentages)
Debt:
Fixed rate	$8,143	$8,393	$9,690	$9,462	$8,182	$258,921	$302,791	$315,291
Average interest rate							5.12%
Floating rate	$—	$—	$634,285	$—	$—	$—	$634,285	$634,285
Average interest rate							2.97%
Operating leases	$17,971	$14,820	$12,516	$10,369	$9,016	$24,603	$89,295

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian dollar and operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based upon the level of our U.K. operations during the year ended December 31, 2017, a 10% change in the value of the Pound Sterling as compared to the U.S. dollar would have reduced net income by approximately $1.9 million for the year ended December 31, 2017.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Mobile Mini, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobile Mini, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

February 2, 2018

MOBILE MINI, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$13,451	$4,137
Receivables, net of allowance for doubtful accounts of $6,250 and $4,886 at December 31, 2017 and December 31, 2016, respectively	111,562	99,175
Inventories	15,671	15,412
Rental fleet, net	989,154	950,065
Property, plant and equipment, net	157,304	149,197
Other assets	15,334	14,930
Intangibles, net	62,024	68,420
Goodwill	708,907	703,558
Total assets	$2,073,407	$2,004,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$26,955	$27,388
Accrued liabilities	78,084	64,126
Lines of credit	634,285	641,160
Obligations under capital leases	52,791	50,704
Senior notes, net of deferred financing costs of $4,150 and $4,788 at December 31, 2017 and December 31, 2016, respectively	245,850	245,212
Deferred income taxes	173,754	240,690
Total liabilities	1,211,719	1,269,280
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,658 issued and 44,380 outstanding at December 31, 2017 and 49,292 issued and 44,295 outstanding at December 31, 2016	497	493
Additional paid-in capital	605,369	592,071
Retained earnings	463,322	362,896
Accumulated other comprehensive loss	(60,334)	(81,047)
Treasury stock, at cost, 5,278 and 4,997 shares at December 31, 2017 and December 31, 2016, respectively	(147,166)	(138,799)
Total stockholders' equity	861,688	735,614
Total liabilities and stockholders' equity	$2,073,407	$2,004,894

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental	$498,825	$480,083	$494,715
Sales	32,440	26,499	29,953
Other	2,284	2,040	6,109
Total revenues	533,549	508,622	530,777
Costs and expenses:
Rental, selling and general expenses	336,438	309,294	326,252
Cost of sales	21,001	16,471	19,671
Restructuring expenses	2,886	6,020	20,798
Asset impairment charge and loss on divestiture, net	—	—	66,128
Depreciation and amortization	63,372	63,734	60,344
Total costs and expenses	423,697	395,519	493,193
Income from operations	109,852	113,103	37,584
Other income (expense):
Interest income	25	2	1
Interest expense	(35,728)	(32,726)	(35,900)
Debt extinguishment expense	—	(9,192)	—
Deferred financing costs write-off	—	(2,271)	(931)
Foreign currency exchange	(25)	(18)	(2)
Income from operations before income tax (benefit) provision	74,124	68,898	752
Income tax (benefit) provision	(48,104)	21,650	(4,822)
Net income	$122,228	$47,248	$5,574

Earnings per share:
Basic	$2.77	$1.07	$0.12
Diluted	2.76	1.06	0.12
Weighted average number of common and common share equivalents outstanding
Basic	44,055	44,145	44,953
Diluted	44,254	44,390	45,460
Cash dividends declared per share	$0.91	$0.82	$0.75

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$122,228	$47,248	$5,574
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax provision (benefit) of $30, $106 and ($184) in 2017, 2016 and 2015, respectively	20,713	(36,885)	(14,292)
Other comprehensive income (loss)	20,713	(36,885)	(14,292)
Comprehensive income (loss)	$142,941	$10,363	$(8,718)

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2016 and 2017

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2015	46,157	$490	$569,083	$380,504	$(29,870)	2,858	$(65,676)	$854,531
Net income	—	—	—	5,574	—	—	—	5,574
Common stock dividends declared	—	—	—	(33,816)	—	—	—	(33,816)
Other comprehensive loss	—	—	—	—	(14,292)	—	—	(14,292)
Exercise of stock options	62	—	1,703	—	—	—	—	1,703
Tax shortfall on equity award transactions	—	—	(166)	—	—	—	—	(166)
Purchase of treasury stock	(1,693)	—	—	—	—	1,693	(61,833)	(61,833)
Restricted stock grants, net	68	1	—	—	—	—	—	1
Share-based compensation	—	—	13,827	—	—	—	—	13,827
Balance at December 31, 2015	44,594	491	584,447	352,262	(44,162)	4,551	(127,509)	765,529
Net income	—	—	—	47,248	—	—	—	47,248
Common stock dividends declared	—	—	—	(36,614)	—	—	—	(36,614)
Other comprehensive loss	—	—	—	—	(36,885)	—	—	(36,885)
Exercise of stock options	17	1	467	—	—	—	—	468
Tax shortfall on equity award transactions	—	—	(242)	—	—	—	—	(242)
Purchase of treasury stock	(446)	—	—	—	—	446	(11,290)	(11,290)
Restricted stock grants, net	130	1	—	—	—	—	—	1
Share-based compensation	—	—	7,399	—	—	—	—	7,399
Balance at December 31, 2016	44,295	493	592,071	362,896	(81,047)	4,997	(138,799)	735,614
Net income	—	—	—	122,228	—	—	—	122,228
Common stock dividends declared	—	—	—	(40,214)	—	—	—	(40,214)
Other comprehensive income	—	—	—	—	20,713	—	—	20,713
Exercise of stock options	233	3	5,797	—	—	—	—	5,800
Purchase of treasury stock	(281)	—	—	—	—	281	(8,367)	(8,367)
Restricted stock grants, net	133	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,373	—	—	—	—	7,373
Cumulative effect of adoption of accounting pronouncement	—	—	129	18,412	—	—	—	18,541
Balance at December 31, 2017	44,380	$497	$605,369	$463,322	$(60,334)	5,278	$(147,166)	$861,688

See accompanying notes.

MOBILE MINI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$122,228	$47,248	$5,574
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	—	9,192	—
Deferred financing costs write-off	—	2,271	931
Asset impairment charge and loss on divestiture, net	—	—	66,128
Non-cash restructuring expense, excluding share-based compensation	—	—	12,411
Provision for doubtful accounts	5,037	6,162	3,705
Amortization of deferred financing costs	2,060	1,976	3,131
Amortization of long-term liabilities	130	116	101
Share-based compensation expense	7,373	7,399	13,827
Depreciation and amortization	63,372	63,734	60,344
Gain on sale of rental fleet	(5,657)	(5,472)	(6,402)
Loss on disposal of property, plant and equipment	517	1,285	2,188
Deferred income taxes	(49,980)	21,634	(5,629)
Tax shortfall on equity award transactions	—	(242)	(166)
Foreign currency transaction loss	25	18	2
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(15,677)	(27,321)	(4,184)
Inventories	(90)	598	945
Other assets	(635)	60	(855)
Accounts payable	(4,985)	239	4,605
Accrued liabilities	11,928	7,347	(3,842)
Net cash provided by operating activities	135,646	136,244	152,814
Cash Flows from Investing Activities:
Proceeds from wood mobile office divestiture, net	—	—	83,280
Cash paid for businesses acquired, net of cash acquired	—	(16,565)	(18,525)
Additions to rental fleet, excluding acquisitions	(63,688)	(57,372)	(74,732)
Proceeds from sale of rental fleet	12,953	13,679	16,865
Additions to property, plant and equipment, excluding acquisitions	(20,122)	(30,659)	(31,163)
Proceeds from sale of property, plant and equipment	851	2,764	9,860
Net cash used in investing activities	(70,006)	(88,153)	(14,415)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(6,875)	(26,548)	(37,810)
Proceeds from issuance of 5.875% senior notes due 2024	—	250,000	—
Redemption of 7.875% senior notes due 2020	—	(200,000)	—
Debt extinguishment expense	—	(9,192)	—
Deferred financing costs	(12)	(5,369)	(4,683)
Principal payments on capital lease obligations	(7,418)	(6,520)	(4,253)
Issuance of common stock	5,800	468	1,703
Dividend payments	(40,171)	(36,402)	(33,700)
Purchase of treasury stock	(8,367)	(11,290)	(61,833)
Net cash used in financing activities	(57,043)	(44,853)	(140,576)
Effect of exchange rate changes on cash	717	(714)	51
Net increase (decrease) in cash	9,314	2,524	(2,126)
Cash and cash equivalents at beginning of year	4,137	1,613	3,739
Cash and cash equivalents at end of year	$13,451	$4,137	$1,613
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$35,029	$21,546	$32,372
Cash paid during the year for income and franchise taxes	2,607	1,772	4,935
Equipment and other acquired through capital lease obligations	9,501	18,951	17,638
Capital expenditures accrued or payable	7,270	3,230	4,210

See accompanying notes.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Mobile Mini, Organization and Description of Business

Mobile Mini, Inc., a Delaware corporation, is a leading provider of portable storage and specialty containment solutions. In these notes, the terms “Mobile Mini,” the “Company,” “we,” “us,” and “our” refer to Mobile Mini, Inc. At December 31, 2017, we have a fleet of portable storage and office units operating throughout the U.S., Canada and the U.K. serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers use our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of specialty containment products, concentrated in the Gulf Coast region of the U.S., including liquid and solid containment units, serving a specialty sector in the industry.  Specialty products are leased primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

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

Receivables and Allowance for Doubtful Accounts

Receivables are stated net of an allowance for doubtful accounts. We estimate the amount of customer receivables that are uncollectible and record an estimated provision for bad debts through a charge to operations. The provision is based on historical collection experience and evaluation of past-due accounts. Specific accounts are written off against the allowance when management determines the account is uncollectible. We require a security deposit on most leased office units to cover the cost of damages or unpaid balances, if any.  Our provision for doubtful accounts was less than 1.5% of total revenues in the years ended December 31, 2017, 2016 and 2015.

The information presented in the table below reflects the activity in the allowance for doubtful accounts during the periods presented.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$4,886	$2,162	$1,636
Provision charged to expense	5,037	6,162	3,705
Write-offs and other	(3,673)	(3,438)	(3,179)
Balance at end of year	$6,250	$4,886	$2,162

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of receivables. Concentration of credit risk with respect to receivables is limited due to our large number of customers spread over a broad geographic area in many industry sectors. We typically have the right to repossess rented portable storage units, including any customer goods contained in the unit, following non-payment of rent. Receivables related to sold units are generally secured by the product sold to the customer.  Our largest customer accounted for approximately 4.5% of our consolidated rental revenue for the year ended December 31, 2017, and 16.7% of our total receivables at December 31, 2017.  These receivables generally fluctuate throughout the year depending upon seasonal demand but are typically higher at year end following the seasonal holiday business.

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

	2017	2016
	(In thousands)
Raw materials and supplies	$11,732	$12,908
Work-in-process	50	31
Finished units	3,889	2,473
Inventories	$15,671	$15,412

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for 2017, 2016 and 2015 was $25.9 million, $25.1 million and $20.2 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Consolidated Statements of Income.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost	Useful Life in Years	2017	2016
			(In thousands)
Land			$2,970	$3,789
Vehicles and machinery	0 - 55%	5 - 30	151,937	131,584
Buildings and improvements (1)	0 - 25	3 - 30	25,079	22,750
Furniture, office and computer equipment	0	3 - 10	73,416	63,969
Property, plant and equipment			253,402	222,092
Accumulated depreciation and amortization			(96,098)	(72,895)
Property, plant and equipment, net			$157,304	$149,197

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated useful life or the remaining term of the respective lease

Capitalized Software Development Costs

We capitalize qualifying computer software costs incurred during the application development stage for internally developed software.  Additionally, we capitalize qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software.  Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred.  Internal-use software is amortized on a straight line basis over its estimated useful life.  Capitalized software development costs are included in property, plant and equipment in the Consolidated Balance Sheet.  As of December 31, 2017 and 2016, we had $39.5 million and $35.0 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

Deferred Financing Costs

Deferred financing costs are included in other assets in the Consolidated Balance Sheets and consist of the costs of obtaining long-term financing.  These costs are amortized over the term of the related debt, using the straight-line method, which approximates the effective interest method. Amortization expense for deferred financing costs was approximately $2.1 million, $2.0 million and $3.1 million in 2017, 2016 and 2015, respectively.

As of December 31, 2017, $4.2 million and $4.2 million of the total $8.4 million unamortized deferred financing costs, related to the 2024 Notes and the Credit Agreement, respectively. The annual amortization of deferred financing costs is expected to be as follows (in thousands):

2018	$2,060
2019	2,060
2020	2,000
2021	638
2022	638
Thereafter	958
Total	$8,354

Goodwill

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $708.9 million total goodwill at December 31, 2017, $468.8 million related to the North America Storage Solutions segment, $58.9 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.  Reporting units are consistent with segments.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill impairment testing requires judgment, including: the identification of the reporting units; determination of the fair value of each reporting unit; the assignment of assets, liabilities and goodwill to each reporting unit; estimates and assumptions regarding future cash flows and discount rates; and an assumption regarding the form of the transaction in which the reporting unit would be acquired by a market participant. Management assesses potential impairment of goodwill on an annual basis at December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We have determined that the reporting units are consistent with our identified segments.

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

When assessing the fair value of the reporting units under the two-step impairment test, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates and discount rates.  Other estimates relate to tax payments, operating margins and capital expenditures. Each approach is given equal weight in arriving at the fair value of the reporting unit.

As of December 31, 2017 and 2016, management assessed qualitative factors and determined it is more likely than not each of the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying values; therefore, the two step impairment test was not performed.

In connection with our goodwill impairment test that was conducted as of December 31, 2015, we chose to perform the first step of the goodwill impairment test for each of our reporting units.  Our goodwill impairment testing as of this date indicated that both of our Storage Solutions reporting units and our Tank & Pump Solutions reporting unit had estimated fair values which substantially exceeded their respective carrying amounts. The second step of the impairment test was not required for any of the reporting units.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from January 1, 2016 to December 31, 2017:

(In thousands)
Balance at January 1, 2016 (1)	$706,387
Acquisitions	6,449
Adjustments	1,071
Foreign currency (2)	(10,349)
Balance at December 31, 2016 (1)	703,558
Acquisitions	—
Adjustments	18
Foreign currency (2)	5,331
Balance at December 31, 2017 (1)	$708,907

(1)	Includes accumulated amortization of $2.0 million and accumulated impairment of $12.5 million.
(2)	Represents foreign currency translation adjustments related to the U.K. portable storage reporting unit.

Intangibles

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the years ended December 31:

		2017			2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$93,235	$(34,660)	$58,575	$92,515	$(28,729)	$63,786
Trade names/trademarks	5 - 10	5,954	(3,312)	2,642	5,892	(2,364)	3,528
Non-compete agreements	5	1,890	(1,114)	776	1,886	(813)	1,073
Other	20	60	(29)	31	59	(26)	33
Total		$101,139	$(39,115)	$62,024	$100,352	$(31,932)	$68,420

Amortization expense for amortizable intangibles was approximately $6.5 million, $6.4 million and $6.0 million in 2017, 2016 and 2015, respectively. See information regarding intangibles acquired in conjunction with company acquisitions in Note 3.  Based on the carrying value at December 31, 2017, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2018	$6,485
2019	6,271
2020	5,147
2021	4,909
2022	4,608
Thereafter	34,604
Total	$62,024

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

During the first quarter of 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value and we conducted a review for impairment for these long-lived assets as of March 31, 2015. Based on this review, an impairment loss was recorded in the quarter ended March 31, 2015. The total impairment of the wood mobile offices was $64.6 million during 2015.  See additional discussion regarding the impairment and the divestiture of the wood mobile offices in Note 4. There were no indicators of further impairment at December 31, 2017 or at December 31, 2016.

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

Revenue Recognition

Rental revenue is generated from the direct rental of our fleet to our customers, including ancillary revenue such as fleet delivery and pickup.  We enter into contracts with our customers to rent equipment based on a monthly rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period. The rental continues until cancelled by the customer or the Company. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the pick up or delivery of a rented unit is recognized in rental revenue upon completion of the service.  When customers are billed in advance, we defer recognition of revenue and record unearned rental revenue at the end of the period. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.

Sales revenue is primarily generated by the sale of new and used units, and to a lesser extent, parts and supplies sold to Tank & Pump Solutions customers.  We recognize revenues from sales of units upon delivery when the risk of loss passes, the price is fixed and determinable and collectability is reasonably assured. We sell our units pursuant to sales contracts stating the fixed sales price.

Cost of Sales

Cost of sales in our consolidated statements of income includes the costs for units we sell, and to a lesser extent the costs of parts and supplies sold to Tank & Pump Solutions customers. Similar costs associated with units that we rent are capitalized in the balance sheet under “Rental fleet”.

Advertising Costs

Advertising expense was $4.0 million, $3.9 million and $4.1 million in 2017, 2016 and 2015, respectively. The balance of prepaid advertising costs, which are never amortized more than twelve months, was less than $0.1 million at both December 31, 2017 and 2016.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and rental, selling and general expenses line, respectively, in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.

We have recorded certain income tax effects for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017 in those situations where we have all information necessary.  Additionally, we have recorded a provisional effect where we could reasonably estimate the effect of the Tax Act.  We will finalize the provisional amounts within one year from the date of enactment.

See additional information regarding income taxes in Note 7.

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS for the years ended December 31:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$122,228	$47,248	$5,574
Denominator:
Weighted average shares outstanding - basic	44,055	44,145	44,953
Dilutive effect of share-based awards	199	245	507
Weighted average shares outstanding - diluted	44,254	44,390	45,460
Earnings per share:
Basic	$2.77	$1.07	$0.12
Diluted	2.76	1.06	0.12

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the number of stock options and restricted stock awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive, or the underlying performance criteria has not been met, for the years ended December 31:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options	2,078	2,076	1,135
Restricted stock awards	2	5	1
Total	2,080	2,081	1,136

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

At December 31, 2017 and 2016, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at December 31, 2017 and 2016 approximated their respective book values.

The fair value of our $250 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “Senior Notes” or “2024 Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for these Senior Notes.

The Senior Notes are presented on the balance sheet net of debt issuance costs. The gross carrying value and the fair value of the Senior Notes are as follows:

	2017	2016
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	262,500	258,750

Derivatives

In the normal course of business, our operations are exposed to fluctuations in interest rates. We have in the past, and may again in the future, address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. At December 31, 2017 and 2016, we did not have any derivative financial instruments.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We calculate the fair value of stock options using the Black-Scholes-Merton option pricing valuation model, which incorporates various assumptions including volatility, expected life and risk-free interest rates. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant.  Compensation related to service-based awards are recognized on a straight-line basis over the vesting period, which is generally three to five years. Compensation expense related to performance-based awards is recognized over the implicit service period of the award based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.  Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  Share based compensation expense is reduced for forfeitures when they occur.

Foreign Currency Translation and Transactions

For our non-U.S. operations, the local currency is the functional currency. All assets and liabilities are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

Impact of Recently Issued Accounting Standards

Tax Reform. During December 2017, the Financial Accounting Standards Board (the “FASB”) released Staff Accounting Bulletin No. 118 (the “Bulletin”) which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The staff has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. Please refer to the significant accounting policies for income taxes above in this footnote, as well as Note 7 for additional information.

Share-Based Compensation – Modifications. In May 2017, the FASB issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We will implement this standard on January 1, 2018 and apply the guidance prospectively to modifications after that date.

Business Combinations.  In January 2017, the FASB issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We will implement this standard on January 1, 2018 and will apply the guidance prospectively to future transactions.

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

This standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. As a result, utilizing the modified retrospective method, we recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $18.5 million in the opening balance sheet for 2017, with an offsetting increase to retained earnings. In

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the standard allows us to make a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. We have chosen to record forfeitures as they occur and recorded an immaterial adjustment to reflect a cumulative-effect adjustment to the opening balance sheet for 2017 to reflect the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited. This standard also requires all excess tax benefits and tax deficiencies associated with the exercise of stock options and vesting of restricted stock to be recorded as income tax expense or benefit. Increases and decreases in the aggregate intrinsic value (or negative value) of such activity could introduce volatility in our effective tax rate. The remaining provisions of the new guidance did not have a material effect on our consolidated financial statements.

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted and the standard requires the use of a modified retrospective transition method. While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position and are in the process of evaluating our portfolio of leases.  Additionally, this standard requires expanded disclosures regarding information about the nature of our leases including, among other things, a general description of our leases, lease expense by type of lease, variable lease payments, the weighted-average remaining lease term and the weighted-average discount rate.

Revenue from Contracts with Customers.  In May 2014, the FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services and is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted for the annual and interim periods beginning after December 15, 2016, but not prior to that time.  The revenue recognition standard permits the use of either the retrospective or cumulative effect transition method.  We will adopt this standard on January 1, 2018.

The majority of our revenue, as it relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams will not be materially affected. Accordingly, we do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements. This standard also requires expanded disclosure related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  We will utilize the modified retrospective adoption and recognize the cumulative effect of initially applying the standard. We are finalizing our analysis but at this time do not expect a cumulative adjustment to the opening balance of retained earnings at the date of initial application.  Future periodic filings will include expanded disclosure as required, including disaggregation of revenue.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price and net assets acquired during the year ended December 31, 2016 (as adjusted in 2017) are as follows (in thousands):

Net Assets Acquired:
Cash	$1,562
Rental fleet	10,054
Property, plant and equipment	285
Intangible assets:
Customer relationships	1,616
Non-compete agreements	50
Goodwill	6,467
Other assets	1,218
Other liabilities	(3,125)
Total	$18,127
Total, less cash acquired	$16,565

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

We did not make any acquisitions during the year ended December 31, 2017.

(4) Impairment and Divestiture of North American Wood Mobile Offices

Our business strategy is to invest in high return, low maintenance, long-lived assets. Wood mobile offices require more maintenance and upkeep than Mobile Mini’s steel containers and steel ground level offices, resulting in lower margins as compared to our other Storage Solutions products and our Tank & Pump Solutions products. During March 2015, we entered into discussions regarding the possible sale of our wood mobile offices within our North American portable storage segment.  The discussions indicated that the fleet might be sold at an amount below carrying value.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Rental Fleet

Depreciation expense related to our rental fleet for 2017, 2016 and 2015 was $31.0 million, $32.3 million and $34.1 million, respectively. At December 31, 2017 and 2016, all rental fleet units were pledged as collateral under the Credit Agreement.  Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2017, management estimates that the net orderly liquidation appraisal value as of December 31, 2017 was approximately $1.1 billion.  Our net book value for this fleet as of December 31, 2017 was $989.2 million.

Rental fleet at December 31 consisted of the following:

	Residual Value as Percentage of Original Cost (1)	Useful Life in Years	2017	2016
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$655,553	$625,094
Steel ground level offices	55%	30	374,836	347,574
Other			8,290	4,430
Total			1,038,679	977,098
Accumulated depreciation			(168,112)	(151,238)
Total Storage Solutions fleet, net			$870,567	$825,860
Tank & Pump Solutions:
Steel tanks		25	$64,254	$61,955
Roll-off boxes		15 - 20	29,897	28,743
Stainless steel tank trailers		25	28,871	29,150
Vacuum boxes		20	12,700	11,512
De-watering boxes		20	6,361	5,429
Pumps and filtration equipment		7	12,680	13,690
Other			7,088	6,150
Total			161,851	156,629
Accumulated depreciation			(43,264)	(32,424)
Total Tank & Pump Solutions fleet, net			$118,587	$124,205
Total rental fleet, net			$989,154	$950,065

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of December 31, 2017, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of December 31, 2017, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

The weighted average interest rate under the lines of credit was approximately 2.6% in 2017 and 2.1% in 2016. The average outstanding balance was approximately $637.9 million and $652.0 million during 2017 and 2016, respectively. At December 31, 2017, the Company had approximately $634.3 million of borrowings outstanding and $361.4 million of additional borrowing availability under the Credit Agreement, based upon borrowing base calculations as of such date.

Senior Notes

On May 9, 2016, we issued $250.0 million aggregate principal amount of the 2024 Notes at an initial offering price of 100% of their face value.  The net proceeds from the sale of the 2024 Notes were used to (i) redeem all $200.0 million aggregate principal amount of our outstanding 7.875% senior notes due December 1, 2020 (the “2020 Notes”) at a redemption price of 103.938% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date of June 8, 2016, (ii) repay a portion of the indebtedness outstanding under our asset-based revolving credit facility, and (iii) pay fees and expenses related to the offering of the 2024 Notes.

As a result of the redemption of the 2020 Notes during 2016, we recognized $9.2 million in debt extinguishment expense, consisting of $7.9 million in debt redemption premiums and $1.3 million in contractually required interest above the amount payable prior to the redemption.  Additionally, we wrote off $2.3 million of previously deferred costs associated with the 2020 Notes that had not yet been amortized.

The 2024 Notes bear interest at a rate of 5.875% per year, accruing from May 9, 2016, have an eight-year term and mature on July 1, 2024. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Obligations Under Capital Leases

At December 31, 2017 and 2016, obligations under capital leases for certain real property, transportation, technology and office related equipment were $52.8 million and $50.7 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term. The leases have been capitalized using interest rates primarily ranging from approximately 1.7% to 3.5% and are secured by the property and equipment under lease.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded under capital lease obligations totaled approximately $71.6 million as of December 31, 2017 and $62.6 million as of December 31, 2016. Related accumulated amortization totaled approximately $25.4 million as of December 31, 2017 and $16.0 million as of December 31, 2016. The assets acquired under capital leases and related accumulated amortization are included in property, plant and equipment, net, in the Consolidated Balance Sheets. The related amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

Future minimum capital lease payments at December 31, 2017 are as follows (in thousands):

2018	$9,316
2019	9,364
2020	10,449
2021	9,981
2022	8,483
Thereafter	9,086
Total	56,679
Amount representing interest	(3,888)
Present value of minimum lease payments	$52,791

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at December 31, 2017 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2018	$—	$—	$8,143	$8,143
2019	—	—	8,393	8,393
2020	634,285	—	9,690	643,975
2021	—	—	9,462	9,462
2022	—	—	8,182	8,182
Thereafter	—	250,000	8,921	258,921
Total	$634,285	$250,000	$52,791	$937,076

(7) Income Taxes

As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net benefit of $77.6 million.  In addition, based on information currently available to us, we recorded a provisional income tax expense of $3.1 million related to the deemed repatriation of foreign earnings.  Because we previously asserted permanent reinvestment, we did not have a deferred tax liability related to our foreign earnings.  It is our intent to continue to permanently reinvest such earnings. We will continue to obtain and analyze information related to the deemed repatriation of foreign earnings associated with historical ownership and financial information, including depreciation estimates, and will finalize the provision within one year of the enactment date. Additionally, there is currently uncertainty as to what portions if any of the Tax Act will be adopted by the U.S. state and local taxing authorities.

Income (loss) before taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$52,609	$45,430	$(23,750)
Foreign	21,515	23,468	24,502
Total	$74,124	$68,898	$752

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations for the years ended December 31 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
U.S. federal	$—	$(1,124)	$1,124
State	990	1,093	326
Foreign	886	—	—
Total current	1,876	(31)	1,450
Deferred
U.S. federal	(59,257)	16,628	(8,549)
State	7,000	1,215	(1,190)
Foreign	2,277	3,838	3,467
Total deferred	(49,980)	21,681	(6,272)
Total (benefit) provision for income taxes	$(48,104)	$21,650	$(4,822)

A reconciliation of the U.S. federal statutory rate to our effective tax rate for the years ended December 31 is as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	1.6	(222.4)
Nondeductible expenses and other	0.1	1.1	128.1
U.S. mandatory repatriation	4.2	—	—
Adjustment of net deferred tax liability for enacted tax rate change	(104.7)	0.2	(97.6)
Foreign rate differential	(4.0)	(6.5)	(484.3)
Effective tax rate	(64.9)%	31.4%	(641.2)%

The effective income tax (benefit) rate of (64.9%) for the year ended December 31, 2017 was primarily impacted by the accounting for the U.S. tax reform enacted on December 22, 2017 which reduced the federal income tax rate from 35% to 21%. The company recognized a net benefit of $77.6 million related to the remeasurement of its net deferred tax liabilities for this rate change, affecting the rate by (104.7%).  Additionally, the company recorded a provisional expense of $3.1 million for the mandatory repatriation of foreign earnings, affecting the rate by 4.2%.

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability at December 31 are approximately as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$44,228	$71,126
Deferred revenue and expenses	8,435	11,050
Accrued compensation and other benefits	4,118	2,465
Allowance for doubtful accounts	1,532	2,026
Equity compensation	7,092	10,937
Capital leases	12,999	18,984
Other	1,456	513
Total deferred tax assets	79,860	117,101
Valuation allowance	(1,126)	(1,126)
Net deferred tax assets	78,734	115,975
Deferred tax liabilities
Fixed assets	(218,605)	(309,010)
Intangibles and goodwill	(33,165)	(46,585)
Other	(718)	(1,070)
Total deferred tax liabilities	(252,488)	(356,665)
Net deferred tax liabilities	$(173,754)	$(240,690)

A net deferred tax liability of approximately $19.3 million and $18.5 million related to our U.K. operations has been combined with the net deferred tax liabilities of our U.S. operations in the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

At December 31, 2017, we had U.S. federal net operating loss carryforwards on our federal tax return of approximately $206.4 million, which expire if unused from 2028 to 2034. At December 31, 2017, we had net operating loss carryforwards on the various states’ tax returns in which we operate totaling $114.2 million, which expire if unused from 2018 to 2036.

Management evaluates the ability to realize our deferred tax assets on a quarterly basis and adjusts the amount of our valuation allowance if necessary. Over the past three years, we have generated $122.2 million of federal taxable income.  Management currently believes that the ability to generate adequate future taxable income through operations and the reversal of taxable temporary differences are adequate to recover the unreserved portion of these deferred tax assets.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by us in our financial statements, which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.

As our stock is publicly traded, it is possible that we have undergone a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. We have determined that even if such an ownership change has occurred, it would not impair the realization of the deferred tax asset resulting from the federal net operating loss carryover.

We paid income and franchise taxes of approximately $2.6 million in 2017, $1.8 million in 2016 and $4.9 million in 2015. These amounts are lower than the recorded expense in the years due to net operating loss carryforwards and general business credit utilization.

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of December 31, 2017, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2014, to examination for any U.S. state taxing authority prior to 2012, or to examination for any foreign jurisdictions prior to 2013. All subsequent periods remain open to examination.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, we had approximately $14.1 million of gross unrecognized tax benefits, of which, none would affect our effective tax rate if recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2017	2016
	(In thousands)
Beginning balance	$5,874	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	8,266	5,874
Ending balance	$14,140	$5,874

Of the amount of unrecognized tax benefits outstanding at December 31, 2017, all of the amount is expected to reverse within the next twelve months.

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

Mr. Watts is also an investor in a digital marketing and strategy company with which Mobile Mini conducts business.  During 2017, Mobile Mini made approximately $0.7 million in payments to this company.  There was no payable due at December 31, 2017.

Prior to becoming Senior Vice President – Chief Human Resources Officer on November 30, 2017, Mark Krivoruchka was president and owner of a management consultant company that provided human resources consulting and staffing services to Mobile Mini.  For the year ended December 31, 2017, Mobile Mini expensed approximately $1.0 million related to this agreement, including reimbursement for expenses incurred.  As of December 31, 2017 Mobile Mini owed the consulting company $0.6 million.

(9) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Stock option plans are approved by our stockholders and administered by the compensation committee of the Board. The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of award.  As of December 31, 2017, 1.8 million shares are available for future grants assuming performance-based options vest at their target amounts.  Generally stock options have contractual terms of ten years.

Service-based awards. We grant share-based compensation awards that vest over time subject to the employee rendering service over the vesting period.  The majority of the service–based awards vest in equal annual installments over a period of three to four years. The expense for service-based awards is expensed ratably over the full service period of the grant.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based awards. All stock options granted in 2017 and 2016 vest contingently over a three-year period upon the achievement of certain performance criteria related to the operating performance of the Company.  Participants may earn from 50% to 200% of the target options awarded assuming at least minimum targets are achieved, and depending on actual results.  If minimum targets are not achieved no options are vested.  Options which are not vested in any given year are forfeited, but the subsequent years are not affected.

Expense related to performance-based awards that have multiple vesting dates, is recognized using the accelerated attribution approach, whereby each vesting tranche is treated as a separate award for purposes of determining the implicit service period.  The accelerated attribution approach results in a higher expense during the earlier years of vesting.

Non-employee director awards.  Each non-employee director serving on the Board receives an automatic award of shares of Mobile Mini’s common stock annually.  These awards vest 100% when granted.  For each of the years ended December 31, 2017, 2016 and 2015, $0.8 million of expense was recognized related to these grants.

Share-based compensation expense. The following table summarizes our share-based compensation for the years ended December 31:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$7,255	$7,220	$12,277
Restructuring expenses	118	179	1,550
Total share-based compensation	$7,373	$7,399	$13,827

As of December 31, 2017, total unrecognized compensation cost related to stock option awards was approximately $2.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.9 years. As of December 31, 2017, the unrecognized compensation cost related to restricted stock awards was approximately $5.3 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

	2017	2016	2015
Risk-free interest rate	1.7% - 2.1%	1.1% - 1.5%	1.3% - 1.7%
Expected life of the options (years)	5.0	5.0	5.0
Expected stock price volatility	32.9% - 35.4%	35.3% - 36.9%	35.3% - 36.0%
Expected dividend rate	2.5% - 3.1%	2.2% - 3.1%	1.8% - 2.1%

The following table summarizes stock option activity for the years ended December 31 (share amounts in thousands):

	2017		2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,292	$32.06	2,870	$33.40	2,649	$32.33
Granted	462	32.44	594	26.54	381	42.80
Canceled/Expired	(352)	33.43	(155)	36.07	(98)	44.60
Exercised	(233)	24.88	(17)	28.50	(62)	27.56
Options outstanding, end of year	3,169	32.49	3,292	32.06	2,870	33.40
Options exercisable, end of year	2,429		2,508		1,643

The stock options granted in 2017 and 2016 are performance-based and are shown in the table at the target award. The actual amount of shares that ultimately vest depends on achievement of performance criteria. As of December 31, 2017,

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 0.7 million unvested performance-based stock options are included in the table above.  The targets are set at the time of grant.  For both 2017 and 2016, vesting conditions were related to the Company’s return on capital employed. Due to actual performance exceeding targets, the shares granted in 2017 that contingently vest based upon 2017 performance criteria will vest above target.  As a result, in the first quarter of 2018, in addition to the target options included in the table above, we expect approximately 0.1 million shares will vest.  Shares granted in 2016 and contingently vesting based upon 2017 criteria did not achieve the minimum vesting target criteria, which will result in the forfeiture of 0.1 million shares in the first quarter of 2018.

A summary of stock options outstanding as of December 31, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,169	$32.49	6.11	$11,568
Exercisable	2,429	32.84	5.36	8,554

The aggregate intrinsic value of options exercised during the period ended December 31, 2017, 2016 and 2015 was $1.6 million, $0.1 million and $0.8 million, respectively. The weighted average fair value of stock options granted was $8.23, $6.64 and $8.43 for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock activity is as follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2015	343	$27.99
Awarded	107	37.17
Released	(169)	28.22
Forfeited	(39)	25.07
Restricted stock awards at December 31, 2015	242	31.70
Awarded	172	27.39
Released	(130)	29.75
Forfeited	(41)	28.36
Restricted stock awards at December 31, 2016	243	30.27
Awarded	163	32.25
Released	(142)	30.39
Forfeited	(30)	31.53
Restricted stock awards at December 31, 2017	234	31.42

The total fair value of restricted stock awards that vested in 2017, 2016 and 2015 were $4.3 million, $3.8 million and $4.8 million, respectively. As of December 31, 2017, all of the restricted stock awards outstanding vest over time subject to the employee rendering service over the vesting period.

(10) Benefit Plans

In the U.S. we sponsor 401(k) retirement plans designed to provide tax-deferred retirement benefits to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We also sponsor defined contribution programs in the U.K., and have a Registered Retirement Savings Plan regulated by Canadian law.

Under the U.S. and Canadian plans we match a percentage of the participants’ contributions up to a specified amount.  Under the U.K. plan, we contribute a percentage of each participant’s annual salary to the plan and, depending on the plan, employees may also be required to contribute a percentage of their annual salary into the plan. For the U.S. plans Company

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

matches vest over a period of five years, while Company matches for U.K. and Canadian employees are immediately vested.  Company contributions to all these benefit plans totaled approximately $0.9 million, $0.9 million and $1.1 million in 2017, 2016 and 2015, respectively. In each of the three years ending December 31, 2017, 2016 and 2015, we incurred approximately $34,000, $32,000 and $51,000, respectively, for administrative costs for these programs.

(11) Commitments and Contingencies

Operating Leases

We lease our corporate offices and other properties and operating equipment from third parties under noncancelable operating leases. Rent expense under these agreements was approximately $23.9 million, $22.3 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, contractual commitments associated with lease obligations are as follows:

	Operating Lease Commitments	Restructuring Related Lease Commitments	Total
	(In thousands)
2018	$17,664	$307	$17,971
2019	14,794	26	14,820
2020	12,516	—	12,516
2021	10,369	—	10,369
2022	9,016	—	9,016
Thereafter	24,603	—	24,603
Total	$88,962	$333	$89,295

Future minimum lease payments under restructured non-cancelable operating leases as of December 31, 2017, are included in accrued liabilities in the Consolidated Balance Sheet. See Note 13 for a further discussion on restructuring related commitments.

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

Our worker’s compensation, auto and general liability insurance are purchased under large deductible programs. Our current per incident deductibles are: worker’s compensation $250,000, auto $500,000 and general liability $50,000. Under

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our various insurance programs, we have collective reserves recorded in accrued liabilities of $3.9 million and $4.2 million at December 31, 2017 and 2016, respectively.

In connection with the issuance of our insurance policies, we have provided our various insurance carriers approximately $4.3 million in letters of credit as of December 31, 2017.

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

(12) Stockholders’ Equity

Dividends

During the twelve months ended December 31, 2017 we paid cash dividends of $0.91 per share for a total of $40.2 million.  Each future quarterly dividend payment is subject to review and approval by the Board. In addition, our Credit Agreement contains restrictions on the declaration and payment of dividends.

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2017	March 15, 2017	March 1, 2017	$0.227
April 26, 2017	May 31, 2017	May 17, 2017	0.227
July 18, 2017	August 30, 2017	August 16, 2017	0.227
October 18, 2017	November 29, 2017	November 15, 2017	0.227

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents share repurchase activities during the years ended December 31, 2017, 2016 and 2015 information (In thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Shares repurchased under share repurchase program:
Number of shares repurchased	248	429	1,671
Aggregate purchase price	$7,338	$10,815	$61,023
Average price per repurchased share (1)	$29.58	$25.20	$36.51
Other shares repurchased (2)
Number of shares repurchased	34	16	21
Aggregate purchase price	$1,024	$467	$777
Average price per repurchased share (1)	$30.40	$29.41	$36.21

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	Shares not purchased as part of a publicly announced plan or program represent shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock.

Approximately $70.8 million is available for repurchase under our authorized repurchase program as of December 31, 2017.

(13) Restructuring Costs

We have undergone restructuring actions to align our business operations.  The restructuring costs in 2017 resulted primarily to the continuation of projects initiated in prior years.

Integration of ETS into the existing Mobile Mini infrastructure

For the twelve months ended December 31, 2017, 2016 and 2015, we recognized $1.3 million, $2.0 million, and $19.7 million, respectively, in expenses related to activities associated with the integration of ETS into the existing Mobile Mini infrastructure.

The integration has included such activities as:

•	Combining Storage Solutions and Tank & Pump Solutions locations in markets where both lines of business are present,
•	Expanding either line of business to new geographies where we maintain a presence in the other,
•	Eliminating duplicative or redundant positions at both the corporate level and in operations, and
•	Determining the appropriate processes, including the alignment of sales leadership with operational leadership, and eliminating infrastructure that does not function optimally in the new environment.

As part of the integration process, in 2015, as the Company was finalizing locations in Southern California for combined Storage Solutions and Tank & Pump Solutions equipment operations, we determined that certain of our current locations in Southern California would either not be optimal or available to accommodate efficient operations and provide desired proximity to our combined customer base. To accommodate the needs of the planned combined operations, the Company is leasing new property, exiting certain properties and has abandoned approximately 5,000 units of the portable storage fleet in Southern California at the legacy yards.  This abandonment resulted in $13.7 million of restructuring expense in the fourth quarter of 2015, representing the write-down of this fleet to zero value.

Other costs related to performance of the integration included $0.2 million, $0.5 million and $4.6 million for severance and benefits, for the years ended December 31, 2017, 2016 and 2015, respectively.  Included in the severance and benefits for the years ended December 31, 2016 and 2015 was $0.2 million and $1.6 million of share-based compensation, respectively.  In 2015, we also recognized $1.4 million for the write-off and loss on sale of property, plant and equipment, related to the integration.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other restructuring

We recognized $0.9 million, $3.3 million and $0.8 million during the twelve months ended December 31, 2017, 2016 and 2015, respectively, related to the abandonment of yards, or portions of yards, as well as related fleet and other costs due to our move away from the wood mobile office business.  The remaining costs in each year related largely to divisional and corporate departmental restructurings.

The following table details accrued restructuring obligations (included in accrued liabilities in the Consolidated Balance Sheets) and related activity for the years ended December 31, 2017, 2016 and 2015:

	Fleet and Property, Plant and Equipment Abandonment Costs	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2015	$—	$441	$676	$—	$1,117
Restructuring expense	15,274	4,846	600	78	20,798
Settlement of obligations	(15,274)	(4,042)	(781)	(76)	(20,173)
Accrued obligations as of December 31, 2015	—	1,245	495	2	1,742
Restructuring expense	109	1,006	3,453	1,452	6,020
Settlement of obligations	(109)	(1,856)	(3,580)	(1,454)	(6,999)
Accrued obligations as of December 31, 2016	—	395	368	—	763
Restructuring expense	—	931	900	1,055	2,886
Settlement of obligations	—	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	$—	$539	$182	$36	$757

The following amounts are included in restructuring expense for the years ended December 31:

	2017	2016	2015
	(In thousands)
Fleet and property, plant and equipment abandonment costs	$—	$109	$15,274
Severance and benefits	931	1,006	4,846
Lease abandonment costs	900	3,453	600
Other costs	1,055	1,452	78
Restructuring expenses	$2,886	$6,020	$20,798

We expect to recognize less than $500,000 in restructuring expenses related to these restructurings in 2018.

(14) Segment Reporting

Our operations are comprised of three reportable segments: Storage Solutions North America, Storage Solutions United Kingdom and Tank & Pump Solutions. Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

We operate in the U.S., U.K. and Canada.  All of our locations operate in their local currency and, although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $444.7 million, $424.4 million and $438.4 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information regarding each of our reportable segments for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$329,248	$77,342	$406,590	$92,235	$498,825
Sales	19,016	7,973	26,989	5,451	32,440
Other	1,430	445	1,875	409	2,284
Total revenues	349,694	85,760	435,454	98,095	533,549
Costs and expenses:
Rental, selling and general expenses	217,718	50,295	268,013	68,425	336,438
Cost of sales	11,534	6,396	17,930	3,071	21,001
Restructuring expenses	2,674	—	2,674	212	2,886
Depreciation and amortization	31,735	7,057	38,792	24,580	63,372
Total costs and expenses	263,661	63,748	327,409	96,288	423,697
Income from operations	$86,033	$22,012	$108,045	$1,807	$109,852
Interest expense, net of interest income	$24,385	$501	$24,886	$10,817	$35,703
Income tax (benefit) provision	(52,886)	2,045	(50,841)	2,737	(48,104)
Capital expenditures for additions to rental fleet, excluding acquisitions	45,043	11,405	56,448	7,240	63,688

	For the Year Ended December 31, 2016
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$309,221	$77,924	$387,145	$92,938	$480,083
Sales	18,852	2,724	21,576	4,923	26,499
Other	1,530	310	1,840	200	2,040
Total revenues	329,603	80,958	410,561	98,061	508,622
Costs and expenses:
Rental, selling and general expenses	197,440	48,096	245,536	63,758	309,294
Cost of sales	11,248	2,071	13,319	3,152	16,471
Restructuring expenses	5,419	—	5,419	601	6,020
Depreciation and amortization	28,722	6,787	35,509	28,225	63,734
Total costs and expenses	242,829	56,954	299,783	95,736	395,519
Income from operations	$86,774	$24,004	$110,778	$2,325	$113,103
Interest expense, net of interest income	$20,920	$536	$21,456	$11,268	$32,724
Income tax provision (benefit)	22,687	2,921	25,608	(3,958)	21,650
Capital expenditures for additions to rental fleet, excluding acquisitions	32,270	10,851	43,121	14,251	57,372

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2015
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$310,864	$84,227	$395,091	$99,624	$494,715
Sales	18,833	3,554	22,387	7,566	29,953
Other	5,697	340	6,037	72	6,109
Total revenues	335,394	88,121	423,515	107,262	530,777
Costs and expenses:
Rental, selling and general expenses	210,323	53,423	263,746	62,506	326,252
Cost of sales	11,852	2,728	14,580	5,091	19,671
Restructuring expenses	17,790	—	17,790	3,008	20,798
Asset impairment charge, net	66,128	—	66,128	—	66,128
Depreciation and amortization	28,200	6,628	34,828	25,516	60,344
Total costs and expenses	334,293	62,779	397,072	96,121	493,193
Income from operations	$1,101	$25,342	$26,443	$11,141	$37,584
Interest expense, net of interest income	$24,249	$876	$25,125	$10,774	$35,899
Income tax (benefit) provision	(8,639)	3,369	(5,270)	448	(4,822)
Capital expenditures for additions to rental fleet, excluding acquisitions	28,532	22,154	50,686	24,046	74,732

Assets related to our reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of December 31, 2017:
Goodwill	$468,785	$58,906	$527,691	$181,216	$708,907
Intangibles, net	1,314	642	1,956	60,068	62,024
Rental fleet, net	714,154	156,413	870,567	118,587	989,154

As of December 31, 2016:
Goodwill	$468,464	$53,878	$522,342	$181,216	$703,558
Intangibles, net	1,959	899	2,858	65,562	68,420
Rental fleet, net	688,477	137,383	825,860	124,205	950,065

Included in the Consolidated Balance Sheets are long-lived assets other than property, plant and equipment in the U.S. of $1.5 billion as of both December 31, 2017 and 2016.

(15) Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended December 31, 2017 and 2016. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2017
Rental revenue	$114,742	$117,851	$127,695	$138,537
Total revenues	123,527	126,690	136,636	146,696
Income from operations	23,893	22,152	26,812	36,995
Net income	10,152	8,777	11,228	92,071
Earnings per share:
Basic	0.23	0.20	0.25	2.09
Diluted	0.23	0.20	0.25	2.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Rental revenue	$117,356	$116,773	$121,784	$124,170
Total revenues	124,533	124,849	128,853	130,387
Income from operations	26,195	25,541	26,667	34,700
Net income	10,998	4,072	12,709	19,469
Earnings per share:
Basic	0.25	0.09	0.29	0.44
Diluted	0.25	0.09	0.29	0.44

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$803	$12,648	$—	$13,451
Receivables, net	91,624	19,938	—	111,562
Inventories	13,471	2,200	—	15,671
Rental fleet, net	823,997	165,157	—	989,154
Property, plant and equipment, net	133,919	23,385	—	157,304
Other assets	13,324	2,010	—	15,334
Intangibles, net	61,360	664	—	62,024
Goodwill	645,126	63,781	—	708,907
Intercompany receivables	145,855	4,806	(150,661)	—
Total assets	$1,929,479	$294,589	$(150,661)	$2,073,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$21,004	$5,951	$—	$26,955
Accrued liabilities	71,298	6,786	—	78,084
Lines of credit	634,285	—	—	634,285
Obligations under capital leases	52,648	143	—	52,791
Senior Notes	245,850	—	—	245,850
Deferred income taxes	153,345	20,409	—	173,754
Intercompany payables	1,437	1,225	(2,662)	—
Total liabilities	1,179,867	34,514	(2,662)	1,211,719
Commitments and contingencies
Stockholders' equity:
Common stock	497	—	—	497
Additional paid-in capital	605,369	147,999	(147,999)	605,369
Retained earnings	290,912	172,410	—	463,322
Accumulated other comprehensive loss	—	(60,334)	—	(60,334)
Treasury stock, at cost	(147,166)	—	—	(147,166)
Total stockholders' equity	749,612	260,075	(147,999)	861,688
Total liabilities and stockholders' equity	$1,929,479	$294,589	$(150,661)	$2,073,407

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$418,590	$80,235	$—	$498,825
Sales	24,265	8,175	—	32,440
Other	1,829	455	—	2,284
Total revenues	444,684	88,865	—	533,549
Costs and expenses:
Rental, selling and general expenses	283,490	52,948	—	336,438
Cost of sales	14,464	6,537	—	21,001
Restructuring expenses	2,886	—	—	2,886
Depreciation and amortization	55,976	7,396	—	63,372
Total costs and expenses	356,816	66,881	—	423,697
Income from operations	87,868	21,984	—	109,852
Other income (expense):
Interest income	10,616	9	(10,600)	25
Interest expense	(45,819)	(509)	10,600	(35,728)
Foreign currency exchange	—	(25)	—	(25)
Income before income tax provision	52,665	21,459	—	74,124
Income tax (benefit) provision	(51,256)	3,152		(48,104)
Net income	$103,921	$18,307	$—	$122,228

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$103,921	$18,307	$—	$122,228
Other comprehensive income:
Foreign currency translation adjustment, net of income tax provision of $30	—	20,713	—	20,713
Other comprehensive income	—	20,713	—	20,713
Comprehensive income	$103,921	$39,020	$—	$142,941

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$103,921	$18,307	$—	$122,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,446	591	—	5,037
Amortization of deferred financing costs	2,060	—	—	2,060
Amortization of long-term liabilities	130	—	—	130
Share-based compensation expense	7,083	290	—	7,373
Depreciation and amortization	55,976	7,396	—	63,372
Gain on sale of rental fleet	(5,319)	(338)	—	(5,657)
Loss on disposal of property, plant and equipment	140	377	—	517
Deferred income taxes	(52,248)	2,268	—	(49,980)
Foreign currency transaction loss	—	25	—	25
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(15,595)	(82)	—	(15,677)
Inventories	1,056	(1,146)	—	(90)
Other assets	(578)	(57)	—	(635)
Accounts payable	(2,939)	(2,046)	—	(4,985)
Accrued liabilities	12,917	(989)	—	11,928
Intercompany	503	(503)	—	—
Net cash provided by operating activities	111,553	24,093	—	135,646
Cash Flows from Investing Activities:
Additions to rental fleet, excluding acquisitions	(52,115)	(11,573)	—	(63,688)
Proceeds from sale of rental fleet	11,432	1,521	—	12,953
Additions to property, plant and equipment, excluding acquisitions	(14,672)	(5,450)	—	(20,122)
Proceeds from sale of property, plant and equipment	149	702	—	851
Net cash used in investing activities	(55,206)	(14,800)	—	(70,006)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(6,690)	(185)	—	(6,875)
Deferred financing costs	(12)	—	—	(12)
Principal payments on capital lease obligations	(7,364)	(54)	—	(7,418)
Issuance of common stock	5,800	—	—	5,800
Dividend payments	(40,171)	—	—	(40,171)
Purchase of treasury stock	(8,367)	—	—	(8,367)
Net cash used in financing activities	(56,804)	(239)	—	(57,043)
Effect of exchange rate changes on cash	—	717	—	717
Net (decrease) increase in cash	(457)	9,771	—	9,314
Cash and cash equivalents at beginning of year	1,260	2,877	—	4,137
Cash and cash equivalents at end of year	$803	$12,648	$—	$13,451

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2016

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$26,596	$20,652	$—	$47,248
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	9,192	—	—	9,192
Deferred financing costs write-off	2,271	—	—	2,271
Provision for doubtful accounts	5,498	664	—	6,162
Amortization of deferred financing costs	1,968	8	—	1,976
Amortization of long-term liabilities	116	—	—	116
Share-based compensation expense	7,126	273	—	7,399
Depreciation and amortization	56,548	7,186	—	63,734
Gain on sale of rental fleet	(5,014)	(458)	—	(5,472)
Loss on disposal of property, plant and equipment	1,131	154	—	1,285
Deferred income taxes	18,713	2,921	—	21,634
Tax shortfall on equity award transactions	(242)	—	—	(242)
Foreign currency transaction loss	—	18	—	18
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(23,543)	(3,778)	—	(27,321)
Inventories	(302)	900	—	598
Other assets	105	(45)	—	60
Accounts payable	(930)	1,169	—	239
Accrued liabilities	7,227	120	—	7,347
Intercompany	776	(776)	—	—
Net cash provided by operating activities	107,236	29,008	—	136,244
Cash Flows from Investing Activities:
Cash paid for businesses acquired, net of cash acquired	(9,206)	(7,359)	—	(16,565)
Additions to rental fleet, excluding acquisitions	(46,471)	(10,901)	—	(57,372)
Proceeds from sale of rental fleet	11,976	1,703	—	13,679
Additions to property, plant and equipment, excluding acquisitions	(22,402)	(8,257)	—	(30,659)
Proceeds from sale of property, plant and equipment	2,053	711	—	2,764
Net cash used in investing activities	(64,050)	(24,103)	—	(88,153)
Cash Flows from Financing Activities:
Net repayments under lines of credit	(24,775)	(1,773)	—	(26,548)
Proceeds from issuance of 5.875% senior notes due 2024	250,000	—	—	250,000
Redemption of 7.875% senior notes due 2020	(200,000)	—	—	(200,000)
Debt extinguishment expense	(9,192)	—	—	(9,192)
Deferred financing costs	(5,369)	—	—	(5,369)
Principal payments on capital lease obligations	(6,399)	(121)	—	(6,520)
Issuance of common stock	468	—	—	468
Dividend payments	(36,402)	—	—	(36,402)
Purchase of treasury stock	(11,290)	—	—	(11,290)
Net cash used in financing activities	(42,959)	(1,894)	—	(44,853)
Effect of exchange rate changes on cash	—	(714)	—	(714)
Net increase in cash	227	2,297	—	2,524
Cash and cash equivalents at beginning of year	1,033	580	—	1,613
Cash and cash equivalents at end of year	$1,260	$2,877	$—	$4,137

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

MOBILE MINI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Subsequent Events

On January 31, 2018, the Board authorized and declared a cash dividend to all our common stockholders of $0.250 per share of common stock, payable on March 14, 2018 to stockholders of record as of the close of business February 28, 2018.  Each future quarterly dividend payment is subject to review and approval by the Board.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required to be disclosed by this item is incorporated herein by reference to the 2018 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

A description of our equity compensation plans approved by our shareholders is included in Note 9 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by Mobile Mini Stockholders (1)	1,169	$34.27	1,760
Equity compensation plans not approved by Mobile Mini Stockholders (2)	2,000	31.45
Totals	3,169	32.49	1,760

(1)	Options to purchase shares were outstanding under our Amended and Restated Equity Incentive Plan.
(2)

Reflects shares subject to an outstanding stock option agreement awarded as a non-plan based inducement grant in connection with the hiring of Mr. Olsson as the Company’s President and CEO. This grant was made pursuant to NASDAQ rule 5635(c)(4).

On December 29, 2017, the closing price of Mobile Mini’s common stock as reported by The NASDAQ Stock Market was $34.50.

All other information required to be disclosed by this item is incorporated herein by reference to the 2018 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this item is incorporated herein by reference to the 2018 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this item is incorporated herein by reference to the 2018 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of Part II of this Annual Report on Form 10-K.
(2)	All schedules have been omitted because they are not applicable or because the information is included elsewhere in this Annual Report on Form 10-K.

Exhibit Number	Description

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

10.25

Purchase Agreement, dated May 4, 2016, by and between the Company, and Deutsche Bank Securities Inc., as the representative of the several parties listed on Schedule II thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.26†

Termination of Employment Contract and Mutual Release between Mobile Mini, Inc. and Lynn Courville, dated January 20, 2017 (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 2, 2017).

10.27†

Transition Agreement and Mutual Release between Mobile Mini, Inc. and Mark E. Funk, dated April 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017).

10.28†

Addendum 1, dated as of June 13, 2017, to the Transition Agreement and Mutual Release, dated as of April 6, 2017, between Mobile Mini, Inc. and Mark E. Funk (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on July 21, 2017).

10.29†

Employment Agreement between Mobile Mini, Inc. and Van Welch, dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2017).

Exhibit Number	Description

10.30†

Employment Agreement between Mobile Mini, Inc. and Mark Krivoruchka, dated November 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

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

MOBILE MINI, INC.

Date: February 2, 2018	By:	/s/ Erik Olsson
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

Date: February 2, 2018	By:	/s/ Erik Olsson
Erik Olsson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 2, 2018	By:	/s/ Van Welch
Van Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 2, 2018	By:	/s/ Chad Ainsworth
Chad Ainsworth Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 2, 2018	By:	/s/ Michael L. Watts
Michael L. Watts Chairman of the Board and Director

Date: February 2, 2018	By:	/s/ Sara R. Dial
Sara R. Dial, Director

Date: February 2, 2018	By:	/s/ Jeffrey S. Goble
Jeffrey S. Goble, Director

Date: February 2, 2018	By:	/s/ James J. Martell
James J. Martell, Director

Date: February 2, 2018	By:	/s/ Stephen A McConnell
Stephen A McConnell, Director

Date: February 2, 2018	By:	/s/ Frederick G. McNamee, III
Frederick G. McNamee, III, Director

Date: February 2, 2018	By:	/s/ Kimberly J. McWaters
Kimberly J. McWaters, Director

Date: February 2, 2018	By:	/s/ Lawrence Trachtenberg
Lawrence Trachtenberg, Director

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

21	Subsidiaries of Mobile Mini, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INC	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.