Form 10-Q
period 2018-03-31
MOBILE MINI INC
filed 2018-04-20
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At April 13, 2018, there were outstanding 44,618,287 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$7,763	$13,451
Receivables, net of allowance for doubtful accounts of $6,344 and $6,250 at March 31, 2018 and December 31, 2017, respectively	105,828	111,562
Inventories	16,811	15,671
Rental fleet, net	999,215	989,154
Property, plant and equipment, net	158,278	157,304
Other assets	13,370	15,334
Intangibles, net	60,442	62,024
Goodwill	711,063	708,907
Total assets	$2,072,770	$2,073,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$29,187	$26,955
Accrued liabilities	66,337	78,084
Lines of credit	621,843	634,285
Obligations under capital leases	53,697	52,791
Senior notes, net of deferred financing costs of $3,990 and $4,150 at March 31, 2018 and December 31, 2017, respectively	246,010	245,850
Deferred income taxes	178,361	173,754
Total liabilities	1,195,435	1,211,719
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,908 issued and 44,616 outstanding at March 31, 2018 and 49,658 issued and 44,380 outstanding at December 31, 2017	499	497
Additional paid-in capital	609,120	605,369
Retained earnings	467,123	463,322
Accumulated other comprehensive loss	(51,708)	(60,334)
Treasury stock, at cost, 5,292 and 5,278 shares at March 31, 2018 and December 31, 2017, respectively	(147,699)	(147,166)
Total stockholders' equity	877,335	861,688
Total liabilities and stockholders' equity	$2,072,770	$2,073,407

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$132,338	$114,742
Sales	8,103	7,978
Other	213	807
Total revenues	140,654	123,527
Costs and expenses:
Rental, selling and general expenses	88,998	78,359
Cost of sales	5,391	5,112
Restructuring expenses	111	899
Depreciation and amortization	16,823	15,264
Total costs and expenses	111,323	99,634
Income from operations	29,331	23,893
Other income (expense):
Interest income	6	—
Interest expense	(9,599)	(8,402)
Foreign currency exchange	66	(9)
Income before income tax provision	19,804	15,482
Income tax provision	4,949	5,330
Net income	$14,855	$10,152
Earnings per share:
Basic	$0.34	$0.23
Diluted	0.33	0.23
Weighted average number of common and common share equivalents outstanding:
Basic	44,214	44,109
Diluted	44,842	44,341
Cash dividends declared per share	$0.25	$0.23

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$14,855	$10,152
Foreign currency translation adjustment	8,626	2,503
Comprehensive income	$23,481	$12,655

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$14,855	$10,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	961	1,164
Amortization of deferred financing costs	515	515
Amortization of long-term liabilities	36	32
Share-based compensation expense	2,229	1,311
Depreciation and amortization	16,823	15,264
Gain on sale of rental fleet	(1,533)	(1,703)
Loss on disposal of property, plant and equipment	334	18
Deferred income taxes	4,397	4,943
Foreign currency exchange	(66)	9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	5,486	8,384
Inventories	(1,067)	(1,020)
Other assets	2,547	(1,115)
Accounts payable	2,678	583
Accrued liabilities	(13,264)	(5,814)
Net cash provided by operating activities	34,931	32,723
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(15,389)	(10,006)
Proceeds from sale of rental fleet	3,844	4,622
Additions to property, plant and equipment, excluding acquisitions	(4,752)	(3,748)
Proceeds from sale of property, plant and equipment	179	68
Net cash used in investing activities	(16,118)	(9,064)
Cash flows from financing activities:
Net repayments under lines of credit	(12,443)	(2,334)
Deferred financing costs	—	(13)
Principal payments on capital lease obligations	(1,990)	(1,760)
Issuance of common stock	1,525	1,640
Dividend payments	(11,054)	(10,145)
Purchase of treasury stock	(533)	(7,639)
Net cash used in financing activities	(24,495)	(20,251)
Effect of exchange rate changes on cash	(6)	64
Net (decrease) increase in cash	(5,688)	3,472
Cash and cash equivalents at beginning of period	13,451	4,137
Cash and cash equivalents at end of period	$7,763	$7,609

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,348	$13,671
Cash paid for income and franchise taxes	120	—
Equipment and other acquired through capital lease obligations	2,897	1,879
Capital expenditures accrued or payable	6,613	5,541

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

At March 31, 2018, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2018 and 2017, respectively are not necessarily indicative of the results to be expected for the full year.  During the current quarter, we changed the classification of certain ancillary revenues that were previously reported in rental and other revenues to sales revenues, and the corresponding expenses are now being classified in cost of sales on the accompanying condensed consolidated statement of income for the three months ended March 31, 2018.  As the amounts are immaterial, reclassifications were not made in the corresponding period of the prior year.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 2, 2018.

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

(2) Impact of Recently Issued Accounting Standards

Share-Based Compensation – Modifications. In May 2017, the Financial Accounting Standards Board (“FASB”) issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018 and will apply the guidance to future modifications.

Business Combinations.  In January 2017, the FASB issued a standard which clarifies the definition of a business and provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018 and will apply the guidance to future transactions.

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

after January 1, 2017.  We have not determined an adoption date and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted and the standard requires the use of a modified retrospective transition method. We expect to adopt this standard on January 1, 2019.  While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position.

Revenue from Contracts with Customers.  In May 2014, the FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services and is effective for annual and interim periods beginning after December 15, 2017.  We adopted this guidance with a date of initial application of January 1, 2018.

The majority of our revenue, as it relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams were not affected. We utilized the modified retrospective adoption and there was no impact on our consolidated financial statements, nor was there a cumulative effect of initially applying the standard.  See additional disclosure in Note 4.

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

At March 31, 2018 and December 31, 2017, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at March 31, 2018 and December 31, 2017 approximated their respective book values.

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

	March 31, 2018	December 31, 2017
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	259,170	262,500

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(4) Revenue from Contracts with Customers

Revenue Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Rental contracts with our customers may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup.  Also included in rental revenues are ancillary fees including late charges and charges for damages.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract.  Our prices are developed using methods and assumptions developed consistently across similar customers and markets.

We enter into contracts with our customers to rent equipment based on a monthly rate for our Storage Solutions fleet and a daily, weekly or monthly rate for our Tank & Pump Solutions fleet.  Revenues from renting are recognized ratably over the rental period. The rental continues until cancelled by the customer or the Company. If equipment is returned prior to the end of the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay, over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return. Customers may utilize our equipment delivery and pick-up services in conjunction with the rental of equipment, but it is not required. Revenue pursuant to the delivery or pick up of a rented unit is recognized in rental revenue upon completion of the service.

Sales revenue is primarily generated by the sale of new and used units, and to a lesser extent, parts and supplies sold to Tank & Pump Solutions customers.  Sales contracts generally have a single performance obligation that is satisfied at the time of delivery. Sales revenue is measured based on the consideration specified in the contract and recognized when the customer takes possession of the unit or other sale items.

Our Storage Solutions rental customers are generally billed in advance.  Additionally we may bill our customers in advance for fleet pickup.  Tank & Pump Solutions rental customers are typically billed in arrears, a minimum of once per month.  Sales transactions are generally billed in advance or upon transfer of the sold items.  Payments from customers are generally due upon receipt of the invoice.  Certain customers have extended terms for payment, but no terms are greater than one year following the invoice date.

Taxes assessed by a governmental authority that are both imposed and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

As disclosed in Note 2, we adopted new guidance related to revenue from contracts with customers.  The adoption did not have a significant impact on our revenue, nor did it result in a cumulative effect adjustment as of January 1, 2018.  We have consistently applied our accounting policies to all periods presented in these consolidated financial statements.

Contract Costs and Liabilities

We incur commission costs to obtain rental contracts and for sales of fleet inventory.  We expect the period benefitted by each commission to be less than one year. As a result, we have applied the practical expedient for incremental costs of obtaining a contract and expense commissions as incurred.

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of March 31, 2018 and December 31, 2017, we had approximately $35.0 million and $38.3 million, respectively of unearned rental revenue included in accrued liabilities in the condensed consolidated balance sheets for March 31, 2018 and December 31, 2017.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.  Accordingly, we have applied the practical expedient available, under which we do not disclose the amount of consideration allocable to different performance obligations.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended March 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$63,903	$14,266	$78,169	$18,482	$96,651
Delivery, pickup and similar revenue	19,747	4,873	24,620	6,343	30,963
Ancillary rental revenue	2,948	1,127	4,075	649	4,724
Total rental revenues	$86,598	$20,266	$106,864	$25,474	$132,338

	For the Three Months Ended March 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$56,620	$12,516	$69,136	$15,210	$84,346
Delivery, pickup and similar revenue	16,183	4,633	20,816	5,266	26,082
Ancillary rental revenue	2,763	1,091	3,854	460	4,314
Total rental revenues	$75,566	$18,240	$93,806	$20,936	$114,742

(5) Earnings Per Share

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Numerator:
Net income	$14,855	$10,152
Denominator:
Weighted average shares outstanding - basic	44,214	44,109
Dilutive effect of share-based awards	628	232
Weighted average shares outstanding - diluted	44,842	44,341
Earnings per share:
Basic	$0.34	$0.23
Diluted	0.33	0.23

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table represents the number of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options	986	2,221
Restricted share awards	—	74
Total	986	2,295

(6) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$11,836	$11,732
Work-in-process	—	50
Finished units	4,975	3,889
Inventories	$16,811	$15,671

(7) Rental Fleet

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

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2017, management estimates that the net orderly liquidation appraisal value as of March 31, 2018 was approximately $1.1 billion.  Our net book value for this fleet as of March 31, 2018 was $999.2 million.

Depreciation expense related to our rental fleet for the three months ended March 31, 2018 and 2017 was $8.1 million and $7.5 million, respectively. At March 31, 2018, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at March 31, 2018 and December 31, 2017:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	March 31, 2018	December 31, 2017
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$657,651	$655,553
Steel ground level offices	55	30	386,315	374,836
Other			8,617	8,290
Total			1,052,583	1,038,679
Accumulated depreciation			(172,865)	(168,112)
Total Storage Solutions fleet, net			$879,718	$870,567
Tank & Pump Solutions:
Steel tanks		25	$65,464	$64,254
Roll-off boxes		15 - 20	30,885	29,897
Stainless steel tank trailers		25	28,730	28,871
Vacuum boxes		20	13,244	12,700
De-watering boxes		20	6,923	6,361
Pumps and filtration equipment		7	12,885	12,680
Other			7,069	7,088
Total			165,200	161,851
Accumulated depreciation			(45,703)	(43,264)
Total Tank & Pump Solutions fleet, net			$119,497	$118,587
Total rental fleet, net			$999,215	$989,154

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(8) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the three months ended March 31, 2018 and 2017 was $7.2 million and $6.1 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

Property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	March 31, 2018	December 31, 2017
			(In thousands)
Land			$2,988	$2,970
Vehicles and machinery	0 - 55%	5 - 30	156,567	151,937
Buildings and improvements (1)	0 - 25	3 - 30	25,918	25,079
Furniture, office and computer equipment	—	3 - 10	74,477	73,416
Property, plant and equipment			259,950	253,402
Accumulated depreciation			(101,672)	(96,098)
Property, plant and equipment, net			$158,278	$157,304

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of March 31, 2018 and December 31, 2017, we had $39.2 million and $39.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(9) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $711.1 million total goodwill at March 31, 2018, $468.7 million related to the North America Storage Solutions segment, $61.2 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2018 to March 31, 2018 (in thousands):

Balance at January 1, 2018	$708,907
Foreign currency	2,156
Balance at March 31, 2018	$711,063

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		March 31, 2018			December 31, 2017
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$93,547	$(36,259)	$57,288	$93,235	$(34,660)	$58,575
Trade names/trademarks	5 - 10	5,983	(3,473)	2,510	5,954	(3,312)	2,642
Non-compete agreements	5	1,890	(1,276)	614	1,890	(1,114)	776
Other	20	60	(30)	30	60	(29)	31
Total		$101,480	$(41,038)	$60,442	$101,139	$(39,115)	$62,024

Amortization expense for amortizable intangibles was approximately $1.6 million for both the three-month periods ended March 31, 2018 and 2017.  Based on the carrying value at March 31, 2018, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2018 (remaining)	$4,851
2019	6,314
2020	5,150
2021	4,911
2022	4,609
Thereafter	34,607
Total	$60,442

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(10) Debt

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of March 31, 2018, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible container fleet (including containers held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine the amount the Company may borrow under the Credit Agreement. At March 31, 2018, we had $621.8 million of borrowings outstanding and $373.8 million of additional borrowing availability under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of March 31, 2018, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

Senior Notes

We have outstanding $250.0 million aggregate principal amount of 2024 Notes issued at their face value on May 9, 2016.  The 2024 Notes bear interest at a rate of 5.875% per year, have an eight-year term and mature on July 1, 2024. Interest on the 2024 Notes is payable semiannually in arrears on January 1 and July 1. The 2024 Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

Obligations Under Capital Leases

At March 31, 2018 and December 31, 2017, obligations under capital leases for certain real property, transportation, technology and office related equipment were $53.7 million and $52.8 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at March 31, 2018 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2018 (remaining)	$—	$—	$6,384	$6,384
2019	—	—	8,709	8,709
2020	621,843	—	10,016	631,859
2021	—	—	9,799	9,799
2022	—	—	8,529	8,529
Thereafter	—	250,000	10,260	260,260
Total	$621,843	$250,000	$53,697	$925,540

(11) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of March 31, 2018, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2014, to examination for any U.S. state taxing authority prior to 2012, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.

Our effective income tax rate decreased to 25.0% for the three months ended March 31 2018, compared to 34.4% for the prior-year quarter.  The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, which was partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.

In December 2017, the Company recorded $3.1 million of provisional tax expense related to the repatriation of foreign earnings for the impact of the Tax Act. The Company has not yet finalized these calculations and no adjustments to the provisional amount have been made in the current period. We will finalize the provisional amounts within one year from the date of enactment.

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

As of March 31, 2018, we had approximately $14.1 million of gross unrecognized tax benefits, of which, none would affect our effective tax rate if recognized.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

(12) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of March 31, 2018, 1.6 million shares are available for future grants, assuming performance-based options vest at their target amount.  Generally, stock options have contractual terms of ten years.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Share-based compensation expense was $2.2 million and $1.3 million for the three-month periods ended March 31, 2018 and 2017, respectively.  This expense was recorded in rental, selling and general expenses for each quarter.  As of March 31, 2018, total unrecognized compensation cost related to stock option awards was approximately $1.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years. As of March 31, 2018, the unrecognized compensation cost related to restricted stock awards was approximately $11.4 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. No new stock options were issued in 2018.  The following are the key assumptions used for three-month period ended March 31, 2017:

Risk-free interest rate	1.9%
Expected life of the options (years)	5
Expected stock price volatility	35.4%
Expected dividend rate	2.8%

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,169	$32.49
Additional options granted based upon achievement of specified performance criteria	81	32.42
Canceled/Expired	(168)	27.24
Exercised	(55)	27.17
Options outstanding, end of period	3,027	32.74

The beginning balance of options outstanding in the table above includes approximately 0.7 million unvested performance-based stock options granted in 2017 and 2016, for which the targets were set at the time of the grant.  For options granted in both 2017 and 2016, vesting conditions were related to the Company’s return on capital employed.

Certain options granted in 2017 vested contingent upon 2017 performance targets.  Actual performance exceeded targets for these shares.  As a result, in the first quarter of 2018, in addition to the target options included in the beginning balance, additional shares were vested.  Certain options granted in 2016 also vested contingent upon 2017 performance targets.  Actual performance did not achieve the minimum vesting requirements for these shares.  As a result, shares totaling 0.1 million are included in the canceled/expired shares in the above table.

Included in the options outstanding at the end of the period are approximately 0.6 million of unvested performance-based stock options granted in 2017 and 2016 for which the performance criteria relates to fiscal 2018 and 2019.  These stock options are included in the table at the target amount; however, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero.

A summary of stock options outstanding as of March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	3,027	$32.74	5.84	$33,168
Exercisable	2,639	33.06	5.44	28,147

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 was approximately $0.8 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	234	$31.42
Awarded	201	37.85
Released	(69)	32.00
Forfeited	(6)	35.72
Restricted stock awards at end of period	360	34.84

Included in the restricted stock awarded in 2018 are 0.1 million shares that vest based upon the achievement of specified performance criteria related to fiscal 2018, 2019 and 2020.  Such awards have been granted assuming a target number of shares.  However, the terms of these awards provide that the number of shares that ultimately vest may vary between 50% and 200% of the target award, or may be zero.  The table presents the awards at their target amount.

The restricted stock awards that vested during the three months ended March 31, 2018 had an aggregate grant date fair value of $2.2 million and an aggregate vesting date fair value of $2.6 million.

(13) Restructuring

We have undergone restructuring actions to align our business operations.  The $0.1 million of restructuring expenses recognized in the three months ended March 31, 2018 related primarily to the abandonment of yards, or portions of yards due to the 2015 divesture of our wood mobile office business. These costs were included in prior year plans but were not accruable at the time of the previous charges.

Of the $0.9 million of restructuring expense recognized in the three months ended March 31, 2017, approximately $0.5 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2017 and the three-month period ended March 31, 2018:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2017	$395	$368	$—	$763
Restructuring expense	931	900	1,055	2,886
Settlement of obligations	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	539	182	36	757
Restructuring expense	—	68	43	111
Settlement of obligations	(185)	(109)	(44)	(338)
Accrued obligations as of March 31, 2018	$354	$141	$35	$530

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Lease abandonment costs	$68	$516
Other costs	43	383
Restructuring expenses	$111	$899

(14) Commitments and Contingencies

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

(15) Stockholders’ Equity

Dividends

On January 31, 2018, the Board authorized and declared a cash dividend to all our common stockholders of $0.250 per share of common stock.  These dividends were payable on March 14, 2018 to stockholders of record as of the close of business on February 28, 2018.  Each future quarterly dividend payment is subject to review and approval by the Board.  Our Credit Agreement contains restrictions on the declaration and payment of dividends.

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

During the three months ended March 31, 2018, we did not purchase shares of our common stock under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of March 31, 2018.  We withheld approximately 14,000 shares of stock from employees, for an approximate value of $0.5 million, upon vesting of share awards to satisfy minimum tax withholding obligations during the three months ended March 31, 2018. These shares were not acquired pursuant to the share repurchase program.

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

(16) Segment Reporting

Our operations are comprised of three reportable segments: North American Storage Solutions, U.K. Storage Solutions and Tank & Pump Solutions.  Discrete financial data on each of our products is not available and it would be impractical to collect and maintain financial data in such a manner. The results for each segment are reviewed discretely by our chief operating decision maker.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $117.7 million and $102.6 million for the three months ended March 31, 2018 and 2017, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended March 31, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$86,598	$20,266	$106,864	$25,474	$132,338
Sales	4,876	1,863	6,739	1,364	8,103
Other	129	40	169	44	213
Total revenues	91,603	22,169	113,772	26,882	140,654
Costs and expenses:
Rental, selling and general expenses	57,018	13,806	70,824	18,174	88,998
Cost of sales	3,024	1,545	4,569	822	5,391
Restructuring expenses	111	—	111	—	111
Depreciation and amortization	8,682	2,050	10,732	6,091	16,823
Total costs and expenses	68,835	17,401	86,236	25,087	111,323
Income from operations	$22,768	$4,768	$27,536	$1,795	$29,331
Interest expense, net of interest income	$6,686	$206	$6,892	$2,701	$9,593
Income tax provision (benefit)	4,597	818	5,415	(466)	4,949
Capital expenditures for additions to rental fleet, excluding acquisitions	8,279	3,574	11,853	3,536	15,389

	For the Three Months Ended March 31, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$75,566	$18,240	$93,806	$20,936	$114,742
Sales	4,877	1,987	6,864	1,114	7,978
Other	564	109	673	134	807
Total revenues	81,007	20,336	101,343	22,184	123,527
Costs and expenses:
Rental, selling and general expenses	50,000	12,225	62,225	16,134	78,359
Cost of sales	3,008	1,593	4,601	511	5,112
Restructuring expenses	901	—	901	(2)	899
Depreciation and amortization	7,513	1,670	9,183	6,081	15,264
Total costs and expenses	61,422	15,488	76,910	22,724	99,634
Income (loss) from operations	$19,585	$4,848	$24,433	$(540)	$23,893
Interest expense, net of interest income	$5,568	$126	$5,694	$2,708	$8,402
Income tax provision (benefit)	5,608	737	6,345	(1,015)	5,330
Capital expenditures for additions to rental fleet, excluding acquisitions	4,865	3,429	8,294	1,712	10,006

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of March 31, 2018:
Goodwill	$468,656	$61,191	$529,847	$181,216	$711,063
Intangibles, net	1,213	592	1,805	58,637	60,442
Rental fleet, net	715,333	164,385	879,718	119,497	999,215
As of December 31, 2017:
Goodwill	$468,785	$58,906	$527,691	$181,216	$708,907
Intangibles, net	1,314	642	1,956	60,068	62,024
Rental fleet, net	714,154	156,413	870,567	118,587	989,154

Included in the table above are assets in the U.S. of $1.5 billion as of both March 31, 2018 and December 31, 2017.

(17) Subsequent Events

Declaration of Quarterly Dividend

On April 19, 2018, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.250 per share of common stock, payable on  May 30, 2018, to all stockholders of record as of the close of business on May 16, 2018.

(18) Condensed Consolidating Financial Information

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,197	$5,566	$—	$7,763
Receivables, net	87,360	18,468	—	105,828
Inventories	14,025	2,786	—	16,811
Rental fleet, net	826,422	172,793	—	999,215
Property, plant and equipment, net	133,002	25,276	—	158,278
Other assets	11,655	1,715	—	13,370
Intangibles, net	59,830	612	—	60,442
Goodwill	645,126	65,937	—	711,063
Intercompany receivables	146,517	34,713	(181,230)	—
Total assets	$1,926,134	$327,866	$(181,230)	$2,072,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$20,838	$8,349	$—	$29,187
Accrued liabilities	58,005	8,332	—	66,337
Lines of credit	599,319	22,524	—	621,843
Obligations under capital leases	53,557	140	—	53,697
Senior notes, net	246,010	—	—	246,010
Deferred income taxes	157,059	21,302	—	178,361
Intercompany payables	29,470	3,761	(33,231)	—
Total liabilities	1,164,258	64,408	(33,231)	1,195,435
Commitments and contingencies
Stockholders' equity:
Common stock	499	—	—	499
Additional paid-in capital	609,120	147,999	(147,999)	609,120
Retained earnings	299,956	167,167	—	467,123
Accumulated other comprehensive loss	—	(51,708)	—	(51,708)
Treasury stock, at cost	(147,699)	—	—	(147,699)
Total stockholders' equity	761,876	263,458	(147,999)	877,335
Total liabilities and stockholders' equity	$1,926,134	$327,866	$(181,230)	$2,072,770

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$803	$12,648	$—	$13,451
Receivables, net	91,624	19,938	—	111,562
Inventories	13,471	2,200	—	15,671
Rental fleet, net	823,997	165,157	—	989,154
Property, plant and equipment, net	133,919	23,385	—	157,304
Other assets	13,324	2,010	—	15,334
Intangibles, net	61,360	664	—	62,024
Goodwill	645,126	63,781	—	708,907
Intercompany receivables	145,855	4,806	(150,661)	—
Total assets	$1,929,479	$294,589	$(150,661)	$2,073,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$21,004	$5,951	$—	$26,955
Accrued liabilities	71,298	6,786	—	78,084
Lines of credit	634,285	—	—	634,285
Obligations under capital leases	52,648	143	—	52,791
Senior notes, net	245,850	—	—	245,850
Deferred income taxes	153,345	20,409	—	173,754
Intercompany payables	1,437	1,225	(2,662)	—
Total liabilities	1,179,867	34,514	(2,662)	1,211,719
Commitments and contingencies
Stockholders' equity:
Common stock	497	—	—	497
Additional paid-in capital	605,369	147,999	(147,999)	605,369
Retained earnings	290,912	172,410	—	463,322
Accumulated other comprehensive loss	—	(60,334)	—	(60,334)
Treasury stock, at cost	(147,166)	—	—	(147,166)
Total stockholders' equity	749,612	260,075	(147,999)	861,688
Total liabilities and stockholders' equity	$1,929,479	$294,589	$(150,661)	$2,073,407

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended March 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$111,390	$20,948	$—	$132,338
Sales	6,104	1,999	—	8,103
Other	169	44	—	213
Total revenues	117,663	22,991	—	140,654
Costs and expenses:
Rental, selling and general expenses	74,556	14,442	—	88,998
Cost of sales	3,750	1,641	—	5,391
Restructuring expenses	111	—	—	111
Depreciation and amortization	14,690	2,133	—	16,823
Total costs and expenses	93,107	18,216	—	111,323
Income from operations	24,556	4,775	—	29,331
Other income (expense):
Interest income	2,653	3	(2,650)	6
Dividend income	8,983	—	(8,983)	—
Interest expense	(12,040)	(209)	2,650	(9,599)
Foreign currency exchange	79	(13)	—	66
Income before income tax provision	24,231	4,556	(8,983)	19,804
Income tax provision	4,131	818	—	4,949
Net income	$20,100	$3,738	$(8,983)	$14,855

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$20,100	$3,738	$(8,983)	$14,855
Foreign currency translation adjustment	—	8,626	—	8,626
Comprehensive income	$20,100	$12,364	$(8,983)	$23,481

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$20,100	$3,738	$(8,983)	$14,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	959	2	—	961
Amortization of deferred financing costs	515	—	—	515
Amortization of long-term liabilities	36	—	—	36
Share-based compensation expense	2,188	41	—	2,229
Depreciation and amortization	14,690	2,133	—	16,823
Gain on sale of rental fleet units	(1,332)	(201)	—	(1,533)
Loss on disposal of property, plant and equipment	296	38	—	334
Deferred income taxes	4,132	265	—	4,397
Foreign currency exchange	(79)	13	—	(66)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	3,305	2,181	—	5,486
Inventories	(555)	(512)	—	(1,067)
Other assets	2,183	364	—	2,547
Accounts payable	742	1,936	—	2,678
Accrued liabilities	(14,649)	1,385	—	(13,264)
Intercompany	27,423	(27,423)	—	—
Net cash provided by (used in) operating activities	59,954	(16,040)	(8,983)	34,931
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(11,701)	(3,688)	—	(15,389)
Proceeds from sale of rental fleet	2,997	847	—	3,844
Additions to property, plant and equipment, excluding acquisitions	(3,019)	(1,733)	—	(4,752)
Proceeds from sale of property, plant and equipment	179	—	—	179
Net cash used in investing activities	(11,544)	(4,574)	—	(16,118)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(34,966)	22,523	—	(12,443)
Principal payments on capital lease obligations	(1,988)	(2)	—	(1,990)
Issuance of common stock	1,525	—	—	1,525
Dividend payments	(11,054)	—	—	(11,054)
Purchase of treasury stock	(533)	—	—	(533)
Intercompany	—	(8,983)	8,983	—
Net cash (used in) provided by financing activities	(47,016)	13,538	8,983	(24,495)
Effect of exchange rate changes on cash	—	(6)	—	(6)
Net increase (decrease) in cash	1,394	(7,082)	—	(5,688)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$2,197	$5,566	$—	$7,763

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,246	$3,906	$—	$10,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,043	121	—	1,164
Amortization of deferred financing costs	515	—	—	515
Amortization of long-term liabilities	32	—	—	32
Share-based compensation expense	1,245	66	—	1,311
Depreciation and amortization	13,508	1,756	—	15,264
Gain on sale of rental fleet units	(1,349)	(354)	—	(1,703)
Loss on disposal of property, plant and equipment	7	11	—	18
Deferred income taxes	4,592	351	—	4,943
Foreign currency exchange	—	9		9
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	8,769	(385)	—	8,384
Inventories	(180)	(840)	—	(1,020)
Other assets	(586)	(529)	—	(1,115)
Accounts payable	(415)	998	—	583
Accrued liabilities	(6,562)	748	—	(5,814)
Intercompany	239	(239)	—	—
Net cash provided by operating activities	27,104	5,619	—	32,723
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(6,514)	(3,492)	—	(10,006)
Proceeds from sale of rental fleet	2,864	1,758	—	4,622
Additions to property, plant and equipment, excluding acquisitions	(3,546)	(202)	—	(3,748)
Proceeds from sale of property, plant and equipment	46	22	—	68
Net cash used in investing activities	(7,150)	(1,914)	—	(9,064)
Cash flows from financing activities:
Net repayments under lines of credit	(2,148)	(186)	—	(2,334)
Deferred financing costs	(13)	—	—	(13)
Principal payments on capital lease obligations	(1,732)	(28)	—	(1,760)
Issuance of common stock	1,640	—	—	1,640
Dividend payments	(10,145)	—	—	(10,145)
Purchase of treasury stock	(7,639)	—	—	(7,639)
Net cash used in financing activities	(20,037)	(214)	—	(20,251)
Effect of exchange rate changes on cash	—	64	—	64
Net (decrease) increase in cash	(83)	3,555	—	3,472
Cash and cash equivalents at beginning of period	1,260	2,877	—	4,137
Cash and cash equivalents at end of period	$1,177	$6,432	$—	$7,609

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC. This discussion contains forward-looking statements. Forward-looking statements are based on current expectations and assumptions that involve risks and uncertainties. Our actual results may differ materially from those anticipated in our forward-looking statements. The tables and information in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section were derived from exact numbers and may have immaterial rounding differences.

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the three months ended March 31, 2018.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of March 31, 2018, our network of locations included 119 Storage Solutions locations, 17 Tank & Pump Solutions locations and 17 combined locations.  Our Storage Solutions fleet consisted of approximately 214,900 units and our Tank & Pump Solutions fleet consisted of approximately 12,300 units.

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended March 31, 2018 was derived from our North American Storage Solutions business, 15% was derived from our U.K. Storage Solutions business and 19% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. The withdrawal negotiations began in 2017, and are expected to continue until October 2018, or later.  The date of the U.K.’s departure from the E.U. is set for March 29, 2019. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 39% of our consolidated rental revenue, is forecasted to continue to show growth in 2018 over 2017.  While only about 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is forecasted to grow in 2018. Our broad footprint in the U.S. and the U.K. allows us to leverage our branch network to generate and support significant national account relationships.  These national account customers typically involve seasonal demand in the third and fourth quarter during the holiday season.

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

The table below outlines the composition of our Storage Solutions rental fleet at March 31, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$657,651	181,894	62%	84%
Steel ground level offices	386,315	31,681	37	15
Other	8,617	1,284	1	1
Storage Solutions rental fleet	1,052,583	214,859	100%	100%
Accumulated depreciation	(172,865)
Storage Solutions rental fleet, net	$879,718

The table below outlines the composition of our Tank & Pump Solutions rental fleet at March 31, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$65,464	3,107	40%	25%
Roll-off boxes	30,885	5,581	19	46
Stainless steel tank trailers	28,730	645	17	5
Vacuum boxes	13,244	1,361	8	11
Dewatering boxes	6,923	757	4	6
Pumps and filtration equipment	12,885	856	8	7
Other	7,069	n/a	4
Tank & Pump Solutions rental fleet	165,200	12,307	100%	100%
Accumulated depreciation	(45,703)
Tank & Pump Solutions rental fleet, net	$119,497

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except percentages)
Net income	$14,855	$10,152
Interest expense	9,599	8,402
Income tax provision	4,949	5,330
Depreciation and amortization	16,823	15,264
EBITDA	46,226	39,148
Share-based compensation expense (1)	2,229	1,311
Restructuring expenses (2)	111	899
Acquisition-related expenses (3)	—	88
Other (4)	—	242
Adjusted EBITDA	$48,566	$41,688
EBITDA margin	32.9%	31.7%
Adjusted EBITDA margin	34.5	33.7

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$34,931	$32,723
Interest paid	12,348	13,671
Income and franchise taxes paid	120	—
Share-based compensation expense (1)	(2,229)	(1,311)
Gain on sale of rental fleet	1,533	1,703
Loss on disposal of property, plant and equipment	(334)	(18)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(6,447)	(9,548)
Inventories	1,067	1,020
Other assets	(2,547)	1,115
Accounts payable and accrued liabilities	7,784	(207)
EBITDA	$46,226	$39,148

(1)

Share-based compensation represents non-cash compensation expense associated with the granting of equity instruments. See additional information in Note 12 “Share-Based Compensation” to the accompanying condensed consolidated financial statements.

(2)

The Company has undergone restructuring actions to align its business operations.  These activities materially change the scope of the business or the manner in which the business is conducted.  For more information, see Note 13 “Restructuring” to the accompanying condensed consolidated financial statements.

(3)	Incremental costs associated with acquisitions.
(4)	Other expenses include severance and transition expenses for senior executives.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$34,931	$32,723
Additions to rental fleet, excluding acquisitions	(15,389)	(10,006)
Proceeds from sale of rental fleet	3,844	4,622
Additions to property, plant and equipment, excluding acquisitions	(4,752)	(3,748)
Proceeds from sale of property, plant and equipment	179	68
Net capital expenditures, excluding acquisitions	(16,118)	(9,064)
Free cash flow	$18,813	$23,659

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

	Three Months Ended March 31, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$130,111	$132,338	$(2,227)
Rental, selling and general expenses	87,481	88,998	(1,517)
Adjusted EBITDA	47,812	48,566	(754)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$132,338	$114,742	94.1%	92.9%	$17,596	15.3%
Sales	8,103	7,978	5.8	6.5	125	1.6
Other	213	807	0.2	0.7	(594)	(73.6)
Total revenues	140,654	123,527	100.0	100.0	17,127	13.9
Costs and expenses:
Rental, selling and general expenses	88,998	78,359	63.3	63.4	10,639	13.6
Cost of sales	5,391	5,112	3.8	4.1	279	5.5
Restructuring expenses	111	899	0.1	0.7	(788)	(87.7)
Depreciation and amortization	16,823	15,264	12.0	12.4	1,559	10.2
Total costs and expenses	111,323	99,634	79.1	80.7	11,689	11.7
Income from operations	29,331	23,893	20.9	19.3	5,438	22.8
Other income (expense):
Interest income	6	—	—	—	6	n/a
Interest expense	(9,599)	(8,402)	(6.8)	(6.8)	(1,197)	14.2
Foreign currency exchange	66	(9)	—	—	75	n/a
Income before income tax provision	19,804	15,482	14.1	12.5	4,322
Income tax provision	4,949	5,330	3.5	4.3	(381)
Net income	$14,855	$10,152	10.6%	8.2%	$4,703

	Three Months Ended March 31,		Percentage of Revenue Three Months Ended March 31,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA	$46,226	$39,148	32.9%	31.7%	$7,078	18.1%
Adjusted EBITDA	48,566	41,688	34.5	33.7	6,878	16.5
Free Cash Flow	18,813	23,659	13.4	19.2	(4,846)	(20.5)

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$106,864	$93,806	$13,058	13.9%
Sales	6,739	6,864	(125)	(1.8)
Other	169	673	(504)	(74.9)
Total revenues	$113,772	$101,343	$12,429	12.3

	Tank & Pump Solutions
	Three Months Ended March 31,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$25,474	$20,936	$4,538	21.7%
Sales	1,364	1,114	250	22.4
Other	44	134	(90)	(67.2)
Total revenues	$26,882	$22,184	$4,698	21.2

Of the $140.7 million of total revenues for the three months ended March 31, 2018, $113.8 million, or 80.9%, related to the Storage Solutions business and $26.9 million, or 19.1%, related to the Tank & Pump Solutions business.  Of the $123.5 million of total revenues for the three-month period ended March 31, 2017, $101.3 million, or 82.0%, related to the Storage Solutions business and $22.2 million, or 18.0%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 11.5% during the three-month period ended March 31, 2018 as compared to the prior-year period, and adjusted for constant currency.  This increase was driven by a 3.0% increase in year-over-year rental rates and a 5.0% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Beginning in the second half of 2017, we have been able to leverage our technology, footprint and fleet capacity to partner with our national account customers, which has continued to drive growth in the first quarter of 2018. Yield (calculated as rental revenues divided by average units on rent and adjusted to a 28 day period) increased 8.5% as compared to the prior-year period, due to increased rate, favorable mix and increased delivery and pickup revenue.  In constant currency, yield increased 6.2%.

Rental revenues within the Tank & Pump Solutions business increased $4.5 million, or 21.7%, for the three-month period ended March 31, 2018, as compared to the prior-year period.  The increase was driven by an approximately 24.7% increase in fleet on rent for the current quarter, partially offset by decreased rate.  Demand from our downstream customers is increasing overall and maintenance projects that were postponed throughout much of 2017 are returning to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, upstream business is seeing a year-over-year uptick due to increasing activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $6.7 million for the quarter ended March 31, 2018 decreased $0.1 million, or 1.8%, compared to the prior-year period. Tank & Pump Solutions sales revenue of $1.4 million for the quarter ended March 31, 2018 increased $0.3 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended March 31:

	Storage Solutions
	Three Months Ended March 31,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$70,824	$62,225	$8,599	13.8%
Cost of sales	4,569	4,601	(32)	(0.7)
Restructuring expenses	111	901	(790)	n/a
Depreciation and amortization	10,732	9,183	1,549	16.9
Total costs and expenses	$86,236	$76,910	$9,326	12.1

	Tank & Pump Solutions
	Three Months Ended March 31,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$18,174	$16,134	$2,040	12.6%
Cost of sales	822	511	311	60.9
Restructuring expenses	—	(2)	2	n/a
Depreciation and amortization	6,091	6,081	10	0.2
Total costs and expenses	$25,087	$22,724	$2,363	10.4

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended March 31, 2018 of $89.0 million increased $10.6 million, or 13.6%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 63.3% for the three months ended March 31, 2018, which was a slight decrease from 63.4% in the prior-year period.

Within the Storage Solutions business, rental, selling and general expenses increased to $70.8 million for the three months ended March 31, 2018, a 13.8% increase from $62.2 million in the prior-year period. Excluding the effect of changes in currency exchange rates, rental, selling and general expenses increased 11.4%.  The increase was primarily due to higher transportation and salary costs required to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $2.0 million, or 12.6%, in the current-year quarter, as compared to the prior-year quarter.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.6 million in both quarters ending March 31, 2018 and 2017.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.2 million and $2.3 million for the three-month periods ended March 31, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 32.2% in the quarter ended March 31, 2018 and 33.0% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.8 million and $0.5 million in the quarters ended March 31, 2018 and 2017, respectively.  Tank & Pump Solutions sales profit was $0.5 million and $0.6 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Restructuring. The $0.1 million of restructuring expenses recognized in the three months ended March 31, 2018 related primarily to the abandonment of yards, or portions of yards due to the 2015 divesture of our wood mobile office business. These costs were included in prior year plans but were not accruable at the time of the previous charges.  Of the $0.9 million of restructuring expense recognized in the three months ended March 31, 2017 approximately $0.5 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $16.8 million for the three months ended March 31, 2018 increased $1.6 million, or 10.2%, as compared to the prior-year period.  The majority of this increase relates to depreciation on property, plant and equipment.

Interest Expense. Interest expense was $9.6 million for the three months ended March 31, 2018 and $8.4 million in the prior-year period. The increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the quarter ended March 31, 2018 was $918.6 million, compared to $933.3 million in the prior-year quarter. The weighted average interest rate on our debt was 3.9% and 3.4% for the three-month periods ended March 31, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.2% and 3.6% for the three-month periods ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes. During the quarter ended March 31, 2018, we had a $4.9 million provision for income taxes, compared to $5.3 million in the prior-year quarter. Our effective income tax rate decreased to 25.0% for the three months ended

March 31, 2018, compared to 34.4% for the prior-year quarter. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, which was partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the U.S. federal tax reform enacted in the fourth quarter of 2017.

Net Income. As a result of the income statement activity discussed above, we had net income of $14.9 million for the three months ended March 31, 2018, compared to net income of $10.2 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended March 31, 2018, we realized adjusted EBITDA of $48.6 million, an increase of $6.9 million, or 16.5%, as compared to adjusted EBITDA of $41.7 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA increased 14.7%.  The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 34.5% and 33.7% for the quarters ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, adjusted EBITDA related to the Storage Solutions business increased $4.5 million, or 12.4%, to $40.6 million from $36.1 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA related to Storage Solutions increased 10.3%. Adjusted EBITDA related to the Tank & Pump Solutions business increased $2.4 million, or 42.7%, to $8.0 million during the three months ended March 31, 2018 from $5.6 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended March 31, 2018 were 35.7% for the Storage Solutions business and 29.7% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 of $34.9 million and $32.7 million, respectively, resulted in free cash flow of $18.8 million and $23.7 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At March 31, 2018, we had $621.8 million of borrowings outstanding and $373.8 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of March 31, 2018 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Cash Flow Summary.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$14,855	$10,152
Total adjustments to reconcile net income to net cash provided by operating activities	23,696	21,553
Changes in certain assets and liabilities	(3,620)	1,018
Net cash provided by operating activities	34,931	32,723
Net cash used in investing activities	(16,118)	(9,064)
Net cash used in financing activities	(24,495)	(20,251)
Effect of exchange rate changes on cash	(6)	64
Net (decrease) increase in cash	$(5,688)	$3,472

Operating Activities. Net cash provided by operating activities was $34.9 million for the three months ended March 31, 2018, compared to $32.7 million in the prior-year period, an increase of $2.2 million.  An increase in net income of $4.7 million and a $2.1 million net increase in adjustments to reconcile net income to cash provided by operating activities, were partially offset by a $3.6 million change in certain assets and liabilities.

Investing Activities. Net cash used in investing activities was $16.1 million in the quarter ended March 31, 2018, compared to $9.1 million in the prior-year quarter.  Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Three Months Ended March 31,
	2018	2017
	(In thousands)
North America Storage Solutions	$8,279	$4,865
United Kingdom Storage Solutions	3,574	3,429
Tank & Pump Solutions	3,536	1,712
Consolidated additions to rental fleet, excluding acquisitions	15,389	10,006
Proceeds from sale of rental fleet	(3,844)	(4,622)
Rental fleet net capital expenditures	$11,545	$5,384

Rental fleet expenditures were $15.4 million in the three months ended March 31, 2018, an increase of $5.4 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for Storage Solutions demand in geographic areas of high utilization for which it did not make economic sense to reposition our fleet, as well as to meet customer demand for specific types of units.  Proceeds from sale of rental fleet units decreased 16.8% in the first quarter of 2018, compared to the prior-year period.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $4.8 million for the three months ended March 31, 2018, compared to $3.7 million for the three-month period ended March 31, 2017.  The current and prior-year periods include hardware and software-related costs of approximately $2.1 million and $4.1 million, respectively largely driven by our ongoing technology innovations.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2018 was $24.5 million, compared to $20.3 million for the prior-year period.  In the current-year period, we repaid $12.4 million under our lines of credit. Also in the three months ended March 31, 2018, we paid $11.1 million of dividends.  We did not repurchase any treasury stock under our repurchase program in the current quarter. In the prior-year period, we repaid $2.3 million under our lines of credit. Also in the three months ended March 31, 2017, we paid $10.1 million of dividends and purchased $7.6 million of treasury stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations primarily consist of our outstanding balance under the Credit Agreement, the principal amount of the 2024 Notes and obligations under capital leases. We also have operating lease commitments for: (i) real estate properties for the majority of our locations with remaining lease terms typically ranging from one to five years, (ii) delivery, transportation and yard equipment, typically under a seven-year lease with purchase options at the end of the lease term at a stated or fair market value price, and (iii) office related equipment.

At March 31, 2018, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.3 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

A comprehensive discussion of our critical accounting policies and management estimates and significant accounting policies are included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’ section and in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

There have been no significant changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2018.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the heading “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of March 31, 2018, we had $621.8 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 3.1% for the three months ended March 31, 2018.  Based upon the average amount of our variable rate debt of $619.6 million outstanding during the three months ended March 31, 2018, our annual interest expense would increase by approximately $6.2 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the three months ended March 31, 2018, a 10% change in the value of the Pound Sterling as compared to the U.S. dollar would have changed net income by approximately $0.4 million for the three months ended March 31, 2018.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 2018	6,658	$37.04	—	$70,837
February 2018	7,250	39.66	—	70,837
March 2018	—	—	—	70,837
Total	13,908		—

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

MOBILE MINI, INC.

Date: April 20, 2018	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)