Form 10-Q
period 2018-06-30
MOBILE MINI INC
filed 2018-07-26
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At July 20, 2018, there were outstanding 44,657,437 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$4,032	$13,451
Receivables, net of allowance for doubtful accounts of $6,552 and $6,250 at June 30, 2018 and December 31, 2017, respectively	112,267	111,562
Inventories	16,402	15,671
Rental fleet, net	1,003,276	989,154
Property, plant and equipment, net	156,675	157,304
Other assets	14,923	15,334
Intangibles, net	58,784	62,024
Goodwill	707,462	708,907
Total assets	$2,073,821	$2,073,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$29,708	$26,955
Accrued liabilities	72,988	78,084
Lines of credit	617,655	634,285
Obligations under capital leases	55,138	52,791
Senior notes, net of deferred financing costs of $3,831 and $4,150 at June 30, 2018 and December 31, 2017, respectively	246,169	245,850
Deferred income taxes	179,690	173,754
Total liabilities	1,201,348	1,211,719
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,951 issued and 44,659 outstanding at June 30, 2018 and 49,658 issued and 44,380 outstanding at December 31, 2017	500	497
Additional paid-in capital	613,496	605,369
Retained earnings	470,874	463,322
Accumulated other comprehensive loss	(64,691)	(60,334)
Treasury stock, at cost, 5,292 and 5,278 shares at June 30, 2018 and December 31, 2017, respectively	(147,706)	(147,166)
Total stockholders' equity	872,473	861,688
Total liabilities and stockholders' equity	$2,073,821	$2,073,407

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$132,887	$117,851	$265,225	$232,593
Sales	8,881	8,401	16,984	16,379
Other	231	438	444	1,245
Total revenues	141,999	126,690	282,653	250,217
Costs and expenses:
Rental, selling and general expenses	89,271	82,850	178,269	161,209
Cost of sales	5,764	5,408	11,155	10,520
Restructuring expenses	1,195	538	1,306	1,437
Depreciation and amortization	17,192	15,742	34,015	31,006
Total costs and expenses	113,422	104,538	224,745	204,172
Income from operations	28,577	22,152	57,908	46,045
Other income (expense):
Interest income	—	16	6	16
Interest expense	(10,093)	(8,807)	(19,692)	(17,209)
Foreign currency exchange	(21)	(18)	45	(27)
Income before income tax provision	18,463	13,343	38,267	28,825
Income tax provision	3,463	4,566	8,412	9,896
Net income	$15,000	$8,777	$29,855	$18,929
Earnings per share:
Basic	$0.34	$0.20	$0.67	$0.43
Diluted	0.33	0.20	0.66	0.43
Weighted average number of common and common share equivalents outstanding:
Basic	44,287	43,944	44,251	44,026
Diluted	45,091	44,025	44,967	44,183
Cash dividends declared per share	$0.25	$0.23	$0.50	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,000	$8,777	$29,855	$18,929
Foreign currency translation adjustment	(12,983)	9,096	(4,357)	11,599
Comprehensive income	$2,017	$17,873	$25,498	$30,528

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$29,855	$18,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,966	2,202
Amortization of deferred financing costs	1,030	1,030
Amortization of long-term liabilities	72	65
Share-based compensation expense	5,636	3,820
Depreciation and amortization	34,015	31,006
Gain on sale of rental fleet	(3,260)	(2,826)
Loss on disposal of property, plant and equipment	477	282
Deferred income taxes	7,253	9,151
Foreign currency exchange	(45)	27
Changes in certain assets and liabilities:
Receivables	(2,981)	5,585
Inventories	(795)	(904)
Other assets	396	(2,794)
Accounts payable	2,885	(2,192)
Accrued liabilities	(6,552)	(160)
Net cash provided by operating activities	69,952	63,221
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(38,476)	(23,027)
Proceeds from sale of rental fleet	7,677	6,283
Additions to property, plant and equipment, excluding acquisitions	(9,081)	(8,707)
Proceeds from sale of property, plant and equipment	467	768
Net cash used in investing activities	(39,413)	(24,683)
Cash flows from financing activities:
Net repayments under lines of credit	(16,630)	(3,509)
Deferred financing costs	—	(12)
Principal payments on capital lease obligations	(4,103)	(3,736)
Issuance of common stock	2,494	1,640
Dividend payments	(22,120)	(20,119)
Purchase of treasury stock	(540)	(7,984)
Net cash used in financing activities	(40,899)	(33,720)
Effect of exchange rate changes on cash	941	319
Net (decrease) increase in cash	(9,419)	5,137
Cash and cash equivalents at beginning of period	13,451	4,137
Cash and cash equivalents at end of period	$4,032	$9,274

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,177	$18,187
Cash paid for income and franchise taxes	1,407	1,100
Equipment and other acquired through capital lease obligations	6,450	2,333
Capital expenditures accrued or payable	7,190	8,268

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

At June 30, 2018, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six months ended June 30, 2018 and 2017, respectively are not necessarily indicative of the results to be expected for the full year.  During the current year, we changed the classification of certain ancillary revenues that were previously reported in rental and other revenues to sales revenues, and the corresponding expenses are now being classified in cost of sales on the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2018.  As the amounts are immaterial, reclassifications were not made in the corresponding period of the prior year.

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

We expect to adopt this standard effective January 1, 2019.  While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  The standard includes optional transition practical expedients intended to simplify its adoption.  We intend to elect to use these expedients which include, among other things, the ability to retain lease classification determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases. We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position.

Revenue from Contracts with Customers.  In May 2014, the FASB issued an accounting standard on revenue from contracts with customers.  The standard provides a single model for revenue arising from contracts with customers and supersedes previous revenue recognition guidance.  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services and is effective for annual and interim periods beginning after December 15, 2017.  We adopted this guidance with a date of initial application of January 1, 2018.

The majority of our revenue, as it relates to contractual rental revenue, is excluded from the scope of this standard, and the accounting for the remaining revenue streams were not affected. We utilized the modified retrospective adoption and there was no impact on our consolidated financial statements, nor was there a cumulative effect of initially applying the standard.  For more information regarding our revenue from contracts with customers, see the disclosure in Note 4.

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

At June 30, 2018 and December 31, 2017, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at June 30, 2018 and December 31, 2017 approximated their respective book values.

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

	June 30, 2018	December 31, 2017
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	253,325	262,500

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

Rental contracts with our customers may have multiple performance obligations including the direct rental of fleet to our customers, fleet delivery and pickup.  Also included in rental revenues are ancillary fees including late charges and charges for damages.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the contractually stated price as our best estimate of the standalone selling price of each distinct promise in the contract.  Our prices are determined using methods and assumptions developed consistently across similar customers and markets.

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

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of June 30, 2018 and December 31, 2017, we had approximately $36.8 million and $38.3 million, respectively, of unearned rental revenue included in accrued liabilities in the condensed consolidated balance sheets for June 30, 2018 and December 31, 2017.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.  Accordingly, we have applied the practical expedient available, under which we do not disclose the amount of consideration allocable to different performance obligations.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$64,053	$14,350	$78,403	$19,358	$97,761
Delivery, pickup and similar revenue	18,475	4,831	23,306	7,298	30,604
Ancillary rental revenue	2,860	1,221	4,081	441	4,522
Total rental revenues	$85,388	$20,402	$105,790	$27,097	$132,887

	For the Three Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$57,712	$13,320	$71,032	$15,764	$86,796
Delivery, pickup and similar revenue	15,843	4,480	20,323	6,092	26,415
Ancillary rental revenue	2,956	1,175	4,131	509	4,640
Total rental revenues	$76,511	$18,975	$95,486	$22,365	$117,851

	For the Six Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$127,956	$28,616	$156,572	$37,840	$194,412
Delivery, pickup and similar revenue	38,222	9,704	47,926	13,641	61,567
Ancillary rental revenue	5,808	2,348	8,156	1,090	9,246
Total rental revenues	$171,986	$40,668	$212,654	$52,571	$265,225

	For the Six Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$114,332	$25,836	$140,168	$30,974	$171,142
Delivery, pickup and similar revenue	32,026	9,113	41,139	11,358	52,497
Ancillary rental revenue	5,719	2,266	7,985	969	8,954
Total rental revenues	$152,077	$37,215	$189,292	$43,301	$232,593

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net income	$15,000	$8,777	$29,855	$18,929
Denominator:
Weighted average shares outstanding - basic	44,287	43,944	44,251	44,026
Dilutive effect of share-based awards	804	81	716	157
Weighted average shares outstanding - diluted	45,091	44,025	44,967	44,183
Earnings per share:
Basic	$0.34	$0.20	$0.67	$0.43
Diluted	0.33	0.20	0.66	0.43

The following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock options	707	2,302	736	2,227
Restricted share awards	31	143	19	89
Total	738	2,445	755	2,316

(6) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$12,090	$11,732
Work-in-process	—	50
Finished units	4,312	3,889
Inventories	$16,402	$15,671

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2017, management estimates that the net orderly liquidation appraisal value as of June 30, 2018 was approximately $1.1 billion.  Our net book value for this fleet as of June 30, 2018 was $1.0 billion.

Depreciation expense related to our rental fleet for the six months ended June 30, 2018 and 2017 was $16.2 million and $15.3 million, respectively. At June 30, 2018, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

Rental fleet consisted of the following at June 30, 2018 and December 31, 2017:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	June 30, 2018	December 31, 2017
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$660,177	$655,553
Steel ground level offices	55	30	385,306	374,836
Other			8,200	8,290
Total			1,053,683	1,038,679
Accumulated depreciation			(175,288)	(168,112)
Total Storage Solutions fleet, net			$878,395	$870,567
Tank & Pump Solutions:
Steel tanks		25	$67,309	$64,254
Roll-off boxes		15 - 20	31,869	29,897
Stainless steel tank trailers		25	28,729	28,871
Vacuum boxes		20	16,300	12,700
De-watering boxes		20	7,990	6,361
Pumps and filtration equipment		7	13,730	12,680
Other			7,293	7,088
Total			173,220	161,851
Accumulated depreciation			(48,339)	(43,264)
Total Tank & Pump Solutions fleet, net			$124,881	$118,587
Total rental fleet, net			$1,003,276	$989,154

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(8) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the six months ended June 30, 2018 and 2017 was $14.5 million and $12.5 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the Condensed Consolidated Statements of Income.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Property, plant and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	June 30, 2018	December 31, 2017
			(In thousands)
Land			$2,960	$2,970
Vehicles and machinery	0 - 55%	5 - 30	158,841	151,937
Buildings and improvements (1)	0 - 25	3 - 30	25,636	25,079
Furniture, office and computer equipment	—	3 - 10	74,143	73,416
Property, plant and equipment			261,580	253,402
Accumulated depreciation			(104,905)	(96,098)
Property, plant and equipment, net			$156,675	$157,304

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

As of June 30, 2018 and December 31, 2017, we had $38.5 million and $39.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(9) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $707.5 million total goodwill at June 30, 2018, $468.6 million related to the North America Storage Solutions segment, $57.7 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2018 to June 30, 2018 (in thousands):

Balance at January 1, 2018	$708,907
Foreign currency	(1,445)
Balance at June 30, 2018	$707,462

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base, other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		June 30, 2018			December 31, 2017
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$93,050	$(37,123)	$55,927	$93,235	$(34,660)	$58,575
Trade names/trademarks	5 - 10	5,939	(3,632)	2,307	5,954	(3,312)	2,642
Non-compete agreements	5	1,888	(1,367)	521	1,890	(1,114)	776
Other	20	60	(31)	29	60	(29)	31
Total		$100,937	$(42,153)	$58,784	$101,139	$(39,115)	$62,024

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Amortization expense for amortizable intangibles was approximately $3.2 million and $3.3 million for the six-month periods ended June 30, 2018 and 2017, respectively.  Based on the carrying value at June 30, 2018, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2018 (remaining)	$3,217
2019	6,305
2020	5,145
2021	4,908
2022	4,607
Thereafter	34,602
Total	$58,784

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of June 30, 2018, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible fleet (including units held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine the amount the Company may borrow under the Credit Agreement. At June 30, 2018, we had $617.7 million of borrowings outstanding and $378.0 million of additional borrowing availability under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of June 30, 2018, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Obligations Under Capital Leases

At June 30, 2018 and December 31, 2017, obligations under capital leases for certain real property and transportation related equipment were $55.1 million and $52.8 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at June 30, 2018 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2018 (remaining)	$—	$—	$4,486	$4,486
2019	—	—	9,083	9,083
2020	617,655	—	10,403	628,058
2021	—	—	10,199	10,199
2022	—	—	8,942	8,942
Thereafter	—	250,000	12,025	262,025
Total	$617,655	$250,000	$55,138	$922,793

(11) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of June 30, 2018, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2014, to examination for any U.S. state taxing authority prior to 2012, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.

Our effective income tax rate decreased to 22.0% for the six months ended June 30, 2018, compared to 34.3% for the prior-year period.  The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.  Additionally, income tax benefits were recognized due to state tax rate changes enacted in the quarter and for adjustments made to provisional amounts related to repatriation of foreign earnings.

In December 2017, the Company recorded $3.1 million of provisional tax expense related to the repatriation of foreign earnings attributable to the impact of the Tax Act. The Company has not yet finalized these calculations, however an adjustment to the provisional amount has been made in the current period of $0.3 million benefit for state responses to tax reform enacted in the quarter, reducing this provisional amount to $2.8 million.  We continue to obtain and analyze information related to the deemed repatriation of foreign earnings associated with historical ownership and financial information, including depreciation estimates, and will finalize the provisional amounts within one year from the date of enactment.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our Condensed Consolidated Statements of Income.

(12) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of June 30, 2018, 1.6 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years. Expense related to performance-based awards is recognized based upon anticipated attainment.

The following table summarizes the Company’s share-based compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$3,044	$2,509	$5,273	$3,820
Restructuring expenses	363	—	363	—
Total share-based compensation	$3,407	$2,509	$5,636	$3,820

In the three month period ended June 30, 2017, the final vesting dates were accelerated for certain share-based compensation awards to an executive departing the Company.  The vesting dates were adjusted to correspond to the executive’s departure date, resulting in expense of $1.0 million.  The expense is included in rental, selling and general expense in the condensed consolidated statement of income for the three and six months ended June 30, 2017.

As of June 30, 2018, total unrecognized compensation cost related to stock option awards was approximately $1.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.0 year. As of June 30, 2018, the unrecognized compensation cost related to restricted stock awards was approximately $9.6 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. No new stock options were issued in 2018.  The following are the key assumptions used for the six-month period ended June 30, 2017:

Risk-free interest rate	1.9%
Expected life of the options (years)	5
Expected stock price volatility	35.4%
Expected dividend rate	2.8%

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,169	$32.49
Additional options granted based upon achievement of specified performance criteria	81	32.42
Canceled/Expired	(173)	27.74
Exercised	(83)	30.12
Options outstanding, end of period	2,994	32.70

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

Certain options granted in 2017 vested contingent upon 2017 performance targets.  Actual performance exceeded targets for these shares.  As a result, in the first quarter of 2018, in addition to the target options included in the beginning balance, additional options were vested.  Certain options granted in 2016 also vested contingent upon 2017 performance targets.  Actual performance did not achieve the minimum vesting requirements for these shares.  As a result, shares totaling 0.1 million are included in the canceled/expired shares in the above table.

Included in the options outstanding at the end of the period are approximately 0.6 million of unvested performance-based stock options granted in 2017 and 2016 for which the performance criteria relates to fiscal years 2018 and 2019.  These stock options are included in the table at the target amount; however, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero.

A summary of stock options outstanding as of June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,994	$32.70	5.48	$42,665
Exercisable	2,627	33.00	5.09	36,662

The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was approximately $1.1 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	234	$31.42
Awarded	221	38.38
Released	(99)	34.44
Forfeited	(12)	36.83
Restricted stock awards at end of period	344	34.87

Included in the restricted stock awarded in 2018 are 0.1 million shares that vest based upon the achievement of specified performance criteria related to fiscal years 2018, 2019 and 2020.  Such awards have been granted assuming a target number of shares.  However, the terms of these awards provide that the number of shares that ultimately vest may vary between 50% and 200% of the target award, or may be zero.  The table presents the awards at their target amount.

The restricted stock awards that vested during the six months ended June 30, 2018 had an aggregate grant date fair value of $3.4 million and an aggregate vesting date fair value of $4.0 million.

(13) Restructuring

We have undergone restructuring actions to align our business operations.  Of the $1.3 million of restructuring expenses recognized in the six months ended June 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder primarily related to projects initiated in prior years that were not accruable during such periods.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Of the $1.4 million of restructuring expense recognized in the six months ended June 30, 2017, approximately $0.7 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  Additionally, $0.7 million related to activities associated with the continued integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2017 and the six-month period ended June 30, 2018:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2017	$395	$368	$—	$763
Restructuring expense	931	900	1,055	2,886
Settlement of obligations	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	539	182	36	757
Restructuring expense	948	125	233	1,306
Settlement of obligations	(705)	(206)	(218)	(1,129)
Accrued obligations as of June 30, 2018	$782	$101	$51	$934

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Severance and benefits	$948	$189	$948	$705
Lease abandonment costs	57	—	125	—
Other costs	190	349	233	732
Restructuring expenses	$1,195	$538	$1,306	$1,437

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

(15) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2018	March 14, 2018	February 28, 2018	$0.250
April 19, 2018	May 30, 2018	May 16, 2018	0.250

Treasury Stock

On November 6, 2013, the Board approved a share repurchase program authorizing up to $125.0 million of our outstanding shares of common stock to be repurchased. On April 17, 2015, the Board authorized up to an additional $50.0 million of our outstanding shares of common stock to be repurchased, for a total of $175.0 million under the share repurchase program. The shares

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

may be repurchased from time to time in the open market or in privately negotiated transactions. The share repurchases are subject to prevailing market conditions and other considerations. The share repurchase program does not have an expiration date and may be suspended or terminated at any time by the Board. All shares repurchased are held in treasury.

During the six months ended June 30, 2018, we did not purchase shares of our common stock under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of June 30, 2018.  We withheld approximately 14,000 shares of stock from employees, for an approximate value of $0.5 million, upon vesting of share awards to satisfy minimum tax withholding obligations during the six months ended June 30, 2018. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $118.5 million and $104.8 million for the three months ended June 30, 2018 and 2017, respectively, and were $236.2 million and $207.4 million for the six months ended June 30, 2018 and 2017, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$85,388	$20,402	$105,790	$27,097	$132,887
Sales	5,232	2,118	7,350	1,531	8,881
Other	109	81	190	41	231
Total revenues	90,729	22,601	113,330	28,669	141,999
Costs and expenses:
Rental, selling and general expenses	56,502	13,801	70,303	18,968	89,271
Cost of sales	3,199	1,701	4,900	864	5,764
Restructuring expenses	1,195	—	1,195	—	1,195
Depreciation and amortization	8,775	2,133	10,908	6,284	17,192
Total costs and expenses	69,671	17,635	87,306	26,116	113,422
Income from operations	$21,058	$4,966	$26,024	$2,553	$28,577
Interest expense, net of interest income	$7,168	$225	$7,393	$2,700	$10,093
Income tax provision (benefit)	3,226	905	4,131	(668)	3,463
Capital expenditures for additions to rental fleet, excluding acquisitions	12,831	988	13,819	9,268	23,087

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$76,511	$18,975	$95,486	$22,365	$117,851
Sales	5,027	2,129	7,156	1,245	8,401
Other	271	73	344	94	438
Total revenues	81,809	21,177	102,986	23,704	126,690
Costs and expenses:
Rental, selling and general expenses	53,795	12,336	66,131	16,719	82,850
Cost of sales	3,062	1,668	4,730	678	5,408
Restructuring expenses	532	—	532	6	538
Depreciation and amortization	7,751	1,726	9,477	6,265	15,742
Total costs and expenses	65,140	15,730	80,870	23,668	104,538
Income from operations	$16,669	$5,447	$22,116	$36	$22,152
Interest expense, net of interest income	$5,959	$126	$6,085	$2,706	$8,791
Income tax provision (benefit)	4,705	911	5,616	(1,050)	4,566
Capital expenditures for additions to rental fleet, excluding acquisitions	10,340	1,098	11,438	1,583	13,021

The following tables set forth certain information regarding each of the Company’s segments for the six-month periods indicated:

	For the Six Months Ended June 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$171,986	$40,668	$212,654	$52,571	$265,225
Sales	10,108	3,981	14,089	2,895	16,984
Other	238	121	359	85	444
Total revenues	182,332	44,770	227,102	55,551	282,653
Costs and expenses:
Rental, selling and general expenses	113,520	27,607	141,127	37,142	178,269
Cost of sales	6,223	3,246	9,469	1,686	11,155
Restructuring expenses	1,306	—	1,306	—	1,306
Depreciation and amortization	17,457	4,183	21,640	12,375	34,015
Total costs and expenses	138,506	35,036	173,542	51,203	224,745
Income from operations	$43,826	$9,734	$53,560	$4,348	$57,908
Interest expense, net of interest income	$13,854	$431	$14,285	$5,401	$19,686
Income tax provision (benefit)	7,823	1,723	9,546	(1,134)	8,412
Capital expenditures for additions to rental fleet, excluding acquisitions	21,110	4,562	25,672	12,804	38,476

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Six Months Ended June 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$152,077	$37,215	$189,292	$43,301	$232,593
Sales	9,904	4,116	14,020	2,359	16,379
Other	835	182	1,017	228	1,245
Total revenues	162,816	41,513	204,329	45,888	250,217
Costs and expenses:
Rental, selling and general expenses	103,795	24,561	128,356	32,853	161,209
Cost of sales	6,070	3,261	9,331	1,189	10,520
Restructuring expenses	1,433	—	1,433	4	1,437
Depreciation and amortization	15,264	3,396	18,660	12,346	31,006
Total costs and expenses	126,562	31,218	157,780	46,392	204,172
Income (loss) from operations	$36,254	$10,295	$46,549	$(504)	$46,045
Interest expense, net of interest income	$11,527	$252	$11,779	$5,414	$17,193
Income tax provision (benefit)	10,313	1,648	11,961	(2,065)	9,896
Capital expenditures for additions to rental fleet, excluding acquisitions	15,204	4,528	19,732	3,295	23,027

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of June 30, 2018:
Goodwill	$468,571	$57,675	$526,246	$181,216	$707,462
Intangibles, net	1,090	488	1,578	57,206	58,784
Rental fleet, net	723,231	155,164	878,395	124,881	1,003,276
As of December 31, 2017:
Goodwill	$468,785	$58,906	$527,691	$181,216	$708,907
Intangibles, net	1,314	642	1,956	60,068	62,024
Rental fleet, net	714,154	156,413	870,567	118,587	989,154

Included in the table above are assets in the U.S. of $1.5 billion as of both June 30, 2018 and December 31, 2017.

(17) Subsequent Events

Declaration of Quarterly Dividend

On July 18, 2018, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.250 per share of common stock, payable on August 29, 2018, to all stockholders of record as of the close of business on August 15, 2018.

Board Approval for Disposal of Assets

Consistent with Mobile Mini’s strategy to focus on high returning assets, during the second quarter we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in depth analysis of our fleet management process to identify inefficiencies.  The task encompassed an intensive review of underperforming assets throughout North America and the United Kingdom using our recently implemented enterprise resource planning system and sophisticated work order system that allows specific identification of the status of each unit and facilitates deeper analysis of repair and maintenance

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

costs.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.

In July 2018 management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we expect to place these assets as available for sale and to recognize a non-cash loss of approximately $100 million in the third quarter of 2018, net of expected cash proceeds received.  The identified assets represent a subset of larger asset groups held by the Company and we expect to complete the sale of the assets over the course of twelve months.

The estimated loss consists of the following:

	Net Book Value	Units
	(In millions)	(In thousands)
North America Storage Solutions Fleet:
Steel storage containers	$57.9	20.0
Steel ground level offices	31.0	3.6
Other	0.3	0.3
United Kingdom Storage Solutions Fleet	7.6	1.3
Tank & Pump Solutions Fleet	1.5	0.6
Other	9.9	n/a
Total	108.2	25.8
Estimated net proceeds	(8.4)
Estimated net loss and divestiture	$99.8

In conjunction with this project, we evaluated the assigned depreciable lives and salvage values of our fleet.  We believe that the assigned lives and salvage values discussed in Note 7 continue to be appropriate for our fleet.  As a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter, prospectively.

Related to this activity, the Company expects to recognize exit costs during the second half of the year as positions are eliminated and yards, or portions of yards are exited.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$732	$3,300	$—	$4,032
Receivables, net	95,013	17,254	—	112,267
Inventories	14,249	2,153	—	16,402
Rental fleet, net	839,934	163,342	—	1,003,276
Property, plant and equipment, net	132,571	24,104	—	156,675
Other assets	12,282	2,641	—	14,923
Intangibles, net	58,280	504	—	58,784
Goodwill	645,126	62,336	—	707,462
Intercompany receivables	147,145	34,695	(181,840)	—
Total assets	$1,945,332	$310,329	$(181,840)	$2,073,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$24,275	$5,433	$—	$29,708
Accrued liabilities	64,376	8,612	—	72,988
Lines of credit	600,480	17,175	—	617,655
Obligations under capital leases	55,013	125	—	55,138
Senior notes, net	246,169	—	—	246,169
Deferred income taxes	159,335	20,355	—	179,690
Intercompany payables	29,575	4,266	(33,841)	—
Total liabilities	1,179,223	55,966	(33,841)	1,201,348
Commitments and contingencies
Stockholders' equity:
Common stock	500	—	—	500
Additional paid-in capital	613,496	147,999	(147,999)	613,496
Retained earnings	299,819	171,055	—	470,874
Accumulated other comprehensive loss	—	(64,691)	—	(64,691)
Treasury stock, at cost	(147,706)	—	—	(147,706)
Total stockholders' equity	766,109	254,363	(147,999)	872,473
Total liabilities and stockholders' equity	$1,945,332	$310,329	$(181,840)	$2,073,821

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Three Months Ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$111,696	$21,191	$—	$132,887
Sales	6,697	2,184	—	8,881
Other	148	83	—	231
Total revenues	118,541	23,458	—	141,999
Costs and expenses:
Rental, selling and general expenses	74,766	14,505	—	89,271
Cost of sales	4,017	1,747	—	5,764
Restructuring expenses	1,195	—	—	1,195
Depreciation and amortization	14,971	2,221	—	17,192
Total costs and expenses	94,949	18,473	—	113,422
Income from operations	23,592	4,985	—	28,577
Other income (expense):
Interest income	2,650	—	(2,650)	—
Interest expense	(12,518)	(225)	2,650	(10,093)
Foreign currency exchange	(32)	11	—	(21)
Income before income tax provision	13,692	4,771	—	18,463
Income tax provision	2,581	882	—	3,463
Net income	$11,111	$3,889	$—	$15,000

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$11,111	$3,889	$—	$15,000
Foreign currency translation adjustment	—	(12,983)	—	(12,983)
Comprehensive income (loss)	$11,111	$(9,094)	$—	$2,017

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Six Months Ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$223,086	$42,139	$—	$265,225
Sales	12,801	4,183	—	16,984
Other	317	127	—	444
Total revenues	236,204	46,449	—	282,653
Costs and expenses:
Rental, selling and general expenses	149,322	28,947	—	178,269
Cost of sales	7,767	3,388	—	11,155
Restructuring expenses	1,306	—	—	1,306
Depreciation and amortization	29,661	4,354	—	34,015
Total costs and expenses	188,056	36,689	—	224,745
Income from operations	48,148	9,760	—	57,908
Other income (expense):
Interest income	5,303	3	(5,300)	6
Dividend income	8,983	—	(8,983)	—
Interest expense	(24,558)	(434)	5,300	(19,692)
Foreign currency exchange	47	(2)	—	45
Income before income tax provision	37,923	9,327	(8,983)	38,267
Income tax provision	6,712	1,700	—	8,412
Net income	$31,211	$7,627	$(8,983)	$29,855

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$31,211	$7,627	$(8,983)	$29,855
Foreign currency translation adjustment	—	(4,357)	—	(4,357)
Comprehensive income	$31,211	$3,270	$(8,983)	$25,498

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,211	$7,627	$(8,983)	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,953	13	—	1,966
Amortization of deferred financing costs	1,030	—	—	1,030
Amortization of long-term liabilities	72	—	—	72
Share-based compensation expense	5,536	100	—	5,636
Depreciation and amortization	29,661	4,354	—	34,015
Gain on sale of rental fleet units	(2,605)	(655)	—	(3,260)
Loss on disposal of property, plant and equipment	457	20	—	477
Deferred income taxes	6,712	541	—	7,253
Foreign currency exchange	(47)	2	—	(45)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(5,342)	2,361	—	(2,981)
Inventories	(779)	(16)	—	(795)
Other assets	1,097	(701)	—	396
Accounts payable	3,821	(936)	—	2,885
Accrued liabilities	(8,608)	2,056	—	(6,552)
Intercompany	26,824	(26,824)	—	—
Net cash provided by (used in) operating activities	90,993	(12,058)	(8,983)	69,952
Cash flows from investing activities:
Additions to rental fleet, excluding acquisitions	(33,672)	(4,804)	—	(38,476)
Proceeds from sale of rental fleet	6,015	1,662	—	7,677
Additions to property, plant and equipment, excluding acquisitions	(5,799)	(3,282)	—	(9,081)
Proceeds from sale of property, plant and equipment	449	18	—	467
Net cash used in investing activities	(33,007)	(6,406)	—	(39,413)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(33,805)	17,175	—	(16,630)
Principal payments on capital lease obligations	(4,086)	(17)	—	(4,103)
Issuance of common stock	2,494	—	—	2,494
Dividend payments	(22,120)	—	—	(22,120)
Purchase of treasury stock	(540)	—	—	(540)
Intercompany	—	(8,983)	8,983	—
Net cash (used in) provided by financing activities	(58,057)	8,175	8,983	(40,899)
Effect of exchange rate changes on cash	—	941	—	941
Net decrease in cash	(71)	(9,348)	—	(9,419)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$732	$3,300	$—	$4,032

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the six months ended June 30, 2018.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of June 30, 2018, our network of locations included 118 Storage Solutions locations, 19 Tank & Pump Solutions locations and 18 combined locations.  Our Storage Solutions fleet consisted of approximately 216,200 units and our Tank & Pump Solutions fleet consisted of approximately 12,600 units.

Business Environment and Outlook.  Approximately 66% of our consolidated rental revenue during the twelve-month period ended June 30, 2018 was derived from our North American Storage Solutions business, 15% was derived from our U.K. Storage Solutions business and 19% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. The withdrawal negotiations began in 2017, and are expected to continue until October 2018, or later.  The date of the U.K.’s departure from the E.U. is set for March 29, 2019. As developments and directions become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 38% of our consolidated rental revenue, is forecasted to continue to show growth in 2018 over 2017.  While only about 2% of our consolidated rental revenue is generated by oil and gas customers, the oil and gas industry is also forecasted to grow in 2018. Our broad footprint in the U.S. and the U.K. allows us to leverage our branch network to generate and support significant national account relationships.  These national account customers typically involve seasonal demand in the third and fourth quarter during the holiday season.

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

The table below outlines the composition of our Storage Solutions rental fleet at June 30, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$660,177	183,059	63%	84%
Steel ground level offices	385,306	31,982	36	15
Other	8,200	1,189	1	1
Storage Solutions rental fleet	1,053,683	216,230	100%	100%
Accumulated depreciation	(175,288)
Storage Solutions rental fleet, net	$878,395

The table below outlines the composition of our Tank & Pump Solutions rental fleet at June 30, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$67,309	3,120	39%	25%
Roll-off boxes	31,869	5,641	18	45
Stainless steel tank trailers	28,729	644	17	5
Vacuum boxes	16,300	1,586	9	13
Dewatering boxes	7,990	817	5	6
Pumps and filtration equipment	13,730	808	8	6
Other	7,293	n/a	4
Tank & Pump Solutions rental fleet	173,220	12,616	100%	100%
Accumulated depreciation	(48,339)
Tank & Pump Solutions rental fleet, net	$124,881

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except percentages)
Net income	$15,000	$8,777	$29,855	$18,929
Interest expense	10,093	8,807	19,692	17,209
Income tax provision	3,463	4,566	8,412	9,896
Depreciation and amortization	17,192	15,742	34,015	31,006
EBITDA	45,748	37,892	91,974	77,040
Share-based compensation expense (1)	3,044	1,474	5,273	2,785
Restructuring expenses (2)	1,195	538	1,306	1,437
Acquisition-related expenses (3)	—	9	—	97
Other (4)	—	2,047	—	2,289
Adjusted EBITDA	$49,987	$41,960	$98,553	$83,648
EBITDA margin	32.2%	29.9%	32.5%	30.8%
Adjusted EBITDA margin	35.2	33.1	34.9	33.4

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$35,021	$30,498	$69,952	$63,221
Interest paid	5,829	4,516	18,177	18,187
Income and franchise taxes paid	1,287	1,100	1,407	1,100
Share-based compensation expense (1)	(3,407)	(2,509)	(5,636)	(3,820)
Gain on sale of rental fleet	1,727	1,123	3,260	2,826
Loss on disposal of property, plant and equipment	(143)	(264)	(477)	(282)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	7,462	1,760	1,015	(7,788)
Inventories	(272)	(116)	795	904
Other assets	2,151	1,679	(396)	2,794
Accounts payable and accrued liabilities	(3,907)	105	3,877	(102)
EBITDA	$45,748	$37,892	$91,974	$77,040

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net cash provided by operating activities	$35,021	$30,498	$69,952	$63,221
Additions to rental fleet, excluding acquisitions	(23,087)	(13,021)	(38,476)	(23,027)
Proceeds from sale of rental fleet	3,833	1,661	7,677	6,283
Additions to property, plant and equipment, excluding acquisitions	(4,329)	(4,959)	(9,081)	(8,707)
Proceeds from sale of property, plant and equipment	288	700	467	768
Net capital expenditures, excluding acquisitions	(23,295)	(15,619)	(39,413)	(24,683)
Free cash flow	$11,726	$14,879	$30,539	$38,538

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

	Three Months Ended June 30, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$131,663	$132,887	$(1,224)
Rental, selling and general expenses	88,434	89,271	(837)
Adjusted EBITDA	49,566	49,987	(421)

	Six Months Ended June 30, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$261,767	$265,225	$(3,458)
Rental, selling and general expenses	175,913	178,269	(2,356)
Adjusted EBITDA	97,372	98,553	(1,181)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$132,887	$117,851	93.6%	93.0%	$15,036	12.8%
Sales	8,881	8,401	6.3	6.6	480	5.7
Other	231	438	0.2	0.3	(207)	(47.3)
Total revenues	141,999	126,690	100.0	100.0	15,309	12.1
Costs and expenses:
Rental, selling and general expenses	89,271	82,850	62.9	65.4	6,421	7.8
Cost of sales	5,764	5,408	4.1	4.3	356	6.6
Restructuring expenses	1,195	538	0.8	0.4	657	122.1
Depreciation and amortization	17,192	15,742	12.1	12.4	1,450	9.2
Total costs and expenses	113,422	104,538	79.9	82.5	8,884	8.5
Income from operations	28,577	22,152	20.1	17.5	6,425	29.0
Other income (expense):
Interest income	—	16	—	—	(16)	n/a
Interest expense	(10,093)	(8,807)	(7.1)	(7.0)	(1,286)	14.6
Foreign currency exchange	(21)	(18)	—	—	(3)	n/a
Income before income tax provision	18,463	13,343	13.0	10.5	5,120
Income tax provision	3,463	4,566	2.4	3.6	(1,103)
Net income	$15,000	$8,777	10.6%	6.9%	$6,223

	Three Months Ended June 30,		Percentage of Revenue Three Months Ended June 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA	$45,748	$37,892	32.2%	29.9%	$7,856	20.7%
Adjusted EBITDA	49,987	41,960	35.2	33.1	8,027	19.1
Free Cash Flow	11,726	14,879	8.3	11.7	(3,153)	(21.2)

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$105,790	$95,486	$10,304	10.8%
Sales	7,350	7,156	194	2.7
Other	190	344	(154)	(44.8)
Total revenues	$113,330	$102,986	$10,344	10.0

	Tank & Pump Solutions
	Three Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$27,097	$22,365	$4,732	21.2%
Sales	1,531	1,245	286	23.0
Other	41	94	(53)	(56.4)
Total revenues	$28,669	$23,704	$4,965	20.9

Of the $142.0 million of total revenues for the three months ended June 30, 2018, $113.3 million, or 79.8%, related to the Storage Solutions business and $28.7 million, or 20.2%, related to the Tank & Pump Solutions business.  Of the $126.7 million of total revenues for the three-month period ended June 30, 2017, $103.0 million, or 81.3%, related to the Storage Solutions business and $23.7 million, or 18.7%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 9.5% during the three-month period ended June 30, 2018 as compared to the prior-year period, and adjusted for constant currency.  This increase was driven by a 2.4% increase in year-over-year rental rates and a 3.7% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Beginning in the second half of 2017, we have successfully leveraged our technology, footprint and fleet capacity to partner with our national account customers, which has continued to drive growth in the second quarter of 2018. Yield (calculated as rental revenues divided by average units on rent and adjusted to a 28 day period) increased 6.8% as compared to the prior-year period, due to increased rates, favorable mix and increased delivery and pickup revenue.  In constant currency, yield increased 5.6%.

Rental revenues within the Tank & Pump Solutions business increased $4.7 million, or 21.2%, for the three-month period ended June 30, 2018, as compared to the prior-year period.  This increase was driven by an approximately 22.8% increase in fleet on rent for the current quarter, partially offset by decreased rates.  Demand from our downstream customers is increasing overall and maintenance projects that were postponed throughout much of 2017 are returning to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, upstream business is seeing a year-over-year uptick due to increasing activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $7.4 million for the quarter ended June 30, 2018 increased $0.2 million, or 2.7%, compared to the prior-year period. Tank & Pump Solutions sales revenue of $1.5 million for the quarter ended June 30, 2018 increased $0.3 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended June 30:

	Storage Solutions
	Three Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$70,303	$66,131	$4,172	6.3%
Cost of sales	4,900	4,730	170	3.6
Restructuring expenses	1,195	532	663	n/a
Depreciation and amortization	10,908	9,477	1,431	15.1
Total costs and expenses	$87,306	$80,870	$6,436	8.0

	Tank & Pump Solutions
	Three Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$18,968	$16,719	$2,249	13.5%
Cost of sales	864	678	186	27.4
Restructuring expenses	—	6	(6)	n/a
Depreciation and amortization	6,284	6,265	19	0.3
Total costs and expenses	$26,116	$23,668	$2,448	10.3

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended June 30, 2018 of $89.3 million increased $6.4 million, or 7.8%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 62.9% for the three months ended June 30, 2018, which was a decrease from 65.4% in the prior-year period.

Within the Storage Solutions business rental, selling and general expenses in the prior-year quarter was $2.1 million of expense related to the severance and transition of an executive.  Excluding this expense, rental, selling and general expenses for the three months ended June 30, 2018 increased $6.2 million, a 9.7% increase from the prior-year period. Excluding the prior-year executive transition expenses and adjusting for the effect of changes in currency exchange rates, rental, selling and general expenses increased 8.4% over the prior-year quarter.  The increase was primarily due to higher transportation and salary costs required to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period. Also contributing to the year-over-year difference is increased stock-based compensation expense due to a change in timing of the annual Board of Director grant, as well as the anticipated achievement of certain goals related to our performance-based stock award plan.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $2.2 million, or 13.5%, in the current-year quarter, as compared to the prior-year quarter.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $4.9 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.5 million and $2.4 million for the three-month periods ended June 30, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 33.3% in the quarter ended June 30, 2018 and 33.9% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.9 million and $0.7 million in the quarters ended June 30, 2018 and 2017, respectively.  Tank & Pump Solutions sales profit was $0.7 million and $0.6 million for the three-month periods ended June 30, 2018 and 2017, respectively.

Restructuring. Of the $1.2 million of restructuring expenses recognized in the three months ended June 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder related primarily to projects initiated in prior years that were not accruable during such periods.   Of the $0.5 million of restructuring expense recognized in the three months ended June 30, 2017, approximately $0.2 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  The remaining expense is related primarily to the integration of our wholly owned subsidiary, ETS, into our existing infrastructure.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $17.2 million for the three months ended June 30, 2018 increased $1.5 million, or 9.2%, as compared to the prior-year period.  The majority of this increase relates to depreciation on property, plant and equipment.

Interest Expense. Interest expense was $10.1 million for the three months ended June 30, 2018 and $8.8 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the quarter ended June 30, 2018 was $922.5 million, compared to $931.5 million in the prior-year quarter. The weighted average interest rate on our debt was 4.1% and 3.5% for the three-month periods ended June 30, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.4% and 3.8% for the three-month periods ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes. During the quarter ended June 30, 2018, we had a $3.5 million provision for income taxes, compared to $4.6 million in the prior-year quarter. Our effective income tax rate decreased to 18.8% for the three months ended June 30, 2018, compared to 34.2% for the prior-year quarter. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, which was partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the U.S. federal tax reform enacted in the fourth quarter of 2017. Additionally, income tax benefits were recognized due to state tax rate changes enacted in the quarter and for adjustments made to provisional amounts related to repatriation of foreign earnings.

Net Income. As a result of the income statement activity discussed above, we had net income of $15.0 million for the three months ended June 30, 2018, compared to net income of $8.8 million in the prior-year quarter.

Adjusted EBITDA. For the three-month period ended June 30, 2018, we realized adjusted EBITDA of $50.0 million, an increase of $8.0 million, or 19.1%, as compared to adjusted EBITDA of $42.0 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA increased 18.1%.  The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 35.2% and 33.1% for the quarters ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, adjusted EBITDA related to the Storage Solutions business increased $5.5 million, or 15.3%, to $41.0 million from $35.6 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA related to Storage Solutions business increased 14.1%. Adjusted EBITDA related to the Tank & Pump Solutions business increased $2.6 million, or 40.4%, to $8.9 million during the three months ended June 30, 2018 from $6.4 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended June 30, 2018 were 36.2% for the Storage Solutions business and 31.2% for the Tank & Pump Solutions business.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$265,225	$232,593	93.8%	93.0%	$32,632	14.0%
Sales	16,984	16,379	6.0	6.5	605	3.7
Other	444	1,245	0.2	0.5	(801)	(64.3)
Total revenues	282,653	250,217	100.0	100.0	32,436	13.0
Costs and expenses:
Rental, selling and general expenses	178,269	161,209	63.1	64.4	17,060	10.6
Cost of sales	11,155	10,520	3.9	4.2	635	6.0
Restructuring expenses	1,306	1,437	0.5	0.6	(131)	(9.1)
Depreciation and amortization	34,015	31,006	12.0	12.4	3,009	9.7
Total costs and expenses	224,745	204,172	79.5	81.6	20,573	10.1
Income from operations	57,908	46,045	20.5	18.4	11,863	25.8
Other income (expense):
Interest income	6	16	—	—	(10)	n/a
Interest expense	(19,692)	(17,209)	(7.0)	(6.9)	(2,483)	14.4
Foreign currency exchange	45	(27)	—	—	72	n/a
Income before income tax provision	38,267	28,825	13.5	11.5	9,442
Income tax provision	8,412	9,896	3.0	4.0	(1,484)
Net income	$29,855	$18,929	10.6%	7.6%	$10,926

	Six Months Ended June 30,		Percentage of Revenue Six Months Ended June 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA	$91,974	$77,040	32.5%	30.8%	$14,934	19.4%
Adjusted EBITDA	98,553	83,648	34.9	33.4	14,905	17.8
Free Cash Flow	30,539	38,538	10.8	15.4	(7,999)	(20.8)

Total Revenues.  The following table depicts revenues by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$212,654	$189,292	$23,362	12.3%
Sales	14,089	14,020	69	0.5
Other	359	1,017	(658)	(64.7)
Total revenues	$227,102	$204,329	$22,773	11.1

	Tank & Pump Solutions
	Six Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$52,571	$43,301	$9,270	21.4%
Sales	2,895	2,359	536	22.7
Other	85	228	(143)	(62.7)
Total revenues	$55,551	$45,888	$9,663	21.1

Of the $282.7 million of total revenues for the six months ended June 30, 2018, $227.1 million, or 80.3%, related to the Storage Solutions business and $55.6 million, or 19.7%, related to the Tank & Pump Solutions business.  Of the $250.2 million of total revenues for the six-month period ended June 30, 2017, $204.3 million, or 81.7%, related to the Storage Solutions business and $45.9 million, or 18.3%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 10.5% during the six-month period ended June 30, 2018 as compared to the prior-year period, and adjusted for constant currency.  This increase was driven by a 2.7% increase in year-over-year rental rates and a 4.4% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Beginning in the second half of 2017, we have successfully leveraged our technology, footprint and fleet capacity to partner with our national account customers, which has continued to drive growth in the first half of 2018. Yield increased 7.6% as compared to the prior-year period, due to increased rates, favorable mix and increased delivery and pickup revenue.  In constant currency, yield increased 5.9%.

Rental revenues within the Tank & Pump Solutions business increased $9.3 million, or 21.4%, for the six-month period ended June 30, 2018, as compared to the prior-year period.  The increase was driven by an approximately 23.7% increase in fleet on rent for the current period, partially offset by decreased rates.  Demand from our downstream customers is increasing overall and maintenance projects that were postponed throughout much of 2017 are returning to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, upstream business is seeing a year-over-year uptick due to increasing activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies.

Sales Revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $14.1 million for the six months ended June 30, 2018 increased $0.1 million, or 0.5%, compared to the prior-year period. Tank & Pump Solutions sales revenue of $2.9 million for the six months ended June 30, 2018 increased $0.5 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the six-month periods ended June 30:

	Storage Solutions
	Six Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$141,127	$128,356	$12,771	9.9%
Cost of sales	9,469	9,331	138	1.5
Restructuring expenses	1,306	1,433	(127)	n/a
Depreciation and amortization	21,640	18,660	2,980	16.0
Total costs and expenses	$173,542	$157,780	$15,762	10.0

	Tank & Pump Solutions
	Six Months Ended June 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$37,142	$32,853	$4,289	13.1%
Cost of sales	1,686	1,189	497	41.8
Restructuring expenses	—	4	(4)	n/a
Depreciation and amortization	12,375	12,346	29	0.2
Total costs and expenses	$51,203	$46,392	$4,811	10.4

Rental, Selling and General Expenses.  Rental, selling and general expenses for the six months ended June 30, 2018 of $178.3 million increased $17.1 million, or 10.6%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 63.1% for the six months ended June 30, 2018, which was a decrease from 64.4% in the prior-year period.

Within the Storage Solutions business rental, selling and general expenses in the prior-year period was $2.4 million of expense related to the severance and transition of an executive.  Excluding this expense, rental, selling and general expenses for the six months ended June 30, 2018 increased $15.2 million, a 12.0% increase from the prior-year period. Excluding the prior-year executive transition expenses and adjusting for the effect of changes in currency exchange rates, rental, selling and general expenses increased 10.2% over the prior-year period.  The increase was primarily due to higher transportation and salary costs required to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period. Also contributing to the year-over-year difference is increased stock-based compensation expense due to a change in timing of the annual Board of Director grant, as well as the anticipated achievement of certain goals related to our performance-based stock award plan.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $4.3 million, or 13.1%, in the first six months of 2018, as compared to the same period in the prior-year.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $9.5 million and $9.3 million for the six months ended June 30, 2018 and 2017, respectively.  Sales profit was $4.6 million and $4.7 million for the six-month periods ended June 30, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 32.8% for the six months ended June 30, 2018 and 33.4% in the prior-year period.

Within the Tank & Pump Solutions business, cost of sales was $1.7 million and $1.2 million in the six-month periods ended June 30, 2018 and 2017, respectively.  Tank & Pump Solutions sales profit was $1.2 million for both six-month periods ended June 30, 2018 and 2017.

Restructuring. Of the $1.3 million of restructuring expenses recognized in the six months ended June 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder primarily related to projects initiated in prior years that were not accruable during such period.  Of the $1.4 million of restructuring expense recognized in the six months ended June 30, 2017 approximately $0.7 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  The remaining $0.7 million of expense is related to the integration of our wholly owned subsidiary, ETS, into our existing infrastructure.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $34.0 million for the six months ended June 30, 2018 increased $3.0 million, or 9.7%, as compared to the prior-year period.  The majority of this increase relates to depreciation on property, plant and equipment.

Interest Expense. Interest expense was $19.7 million for the six months ended June 30, 2018 and $17.2 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the six months ended June 30, 2018 was $920.5 million, compared to $932.4 million in the prior-year period. The weighted average interest rate on our debt was 4.0% and 3.5% for the six-month periods ended June 30, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.3% and 3.7% for the six-month periods ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes.  During the six months ended June 30, 2018, we had an $8.4 million provision for income taxes, compared to $9.9 million in the prior-year period. Our effective income tax rate decreased to 22.0% for the six months ended June 30, 2018, compared to 34.3% for the prior-year period. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, which was partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the U.S. federal tax reform enacted in the fourth quarter of 2017.  Additionally, income tax benefits were recognized due to state tax rate changes enacted in the period and for adjustments made to provisional amounts related to repatriation of foreign earnings.

Net Income. As a result of the income statement activity discussed above, we had net income of $29.9 million for the six months ended June 30, 2018, compared to net income of $18.9 million for the six months ended June 30, 2017.

Adjusted EBITDA. For the six-month period ended June 30, 2018, we realized adjusted EBITDA of $98.6 million, an increase of $14.9 million, or 17.8%, as compared to adjusted EBITDA of $83.6 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA increased 16.4%.  The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 34.9% and 33.4% for the six month periods ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, adjusted EBITDA related to the Storage Solutions business increased $9.9 million, or 13.9%, to $81.6 million from $71.7 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA related to Storage Solutions business increased 12.2%. Adjusted EBITDA related to the Tank & Pump Solutions business increased $5.0 million, or 41.5%, to $16.9 million during the six months ended June 30, 2018 from $12.0 million during the prior-year period.  Adjusted EBITDA margins for the six months ended June 30, 2018 were 35.9% for the Storage Solutions business and 30.5% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017 of $70.0 million and $63.2 million, respectively, resulted in free cash flow of $30.5 million and $38.5 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At June 30, 2018, we had $617.7 million of borrowings outstanding and $378.0 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of June 30, 2018 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Cash Flow Summary.

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Net income	$29,855	$18,929
Total adjustments to reconcile net income to net cash provided by operating activities	47,144	44,757
Changes in certain assets and liabilities	(7,047)	(465)
Net cash provided by operating activities	69,952	63,221
Net cash used in investing activities	(39,413)	(24,683)
Net cash used in financing activities	(40,899)	(33,720)
Effect of exchange rate changes on cash	941	319
Net (decrease) increase in cash	$(9,419)	$5,137

Operating Activities. Net cash provided by operating activities was $70.0 million for the six months ended June 30, 2018, compared to $63.2 million in the prior-year period, an increase of $6.7 million.  The increase was driven by growth in net income of $10.9 million and a $2.4 million net increase in adjustments to reconcile net income to cash provided by operating activities.  Net cash provided by operating activities was reduced by $7.0 million and $0.5 million related to changes in certain assets and liabilities for the six months ended June 30, 2018 and 2017, respectively.

Investing Activities. Net cash used in investing activities was $39.4 million in the six months ended June 30, 2018, compared to $24.7 million in the prior-year period.  Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Six Months Ended June 30,
	2018	2017
	(In thousands)
North America Storage Solutions	$21,110	$15,204
United Kingdom Storage Solutions	4,562	4,528
Tank & Pump Solutions	12,804	3,295
Consolidated additions to rental fleet, excluding acquisitions	38,476	23,027
Proceeds from sale of rental fleet	(7,677)	(6,283)
Rental fleet net capital expenditures	$30,799	$16,744

Rental fleet expenditures were $38.5 million in the six months ended June 30, 2018, an increase of $15.5 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for Storage Solutions demand in geographic areas of high utilization for which it did not make economic sense to reposition our fleet, as well as to meet customer demand for specific types of units.  Proceeds from sale of rental fleet units increased 22.2% in the first six months of 2018, compared to the prior-year period.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $9.1 million for the six months ended June 30, 2018, compared to $8.7 million for the six-month period ended June 30, 2017.  The current and prior-year periods include hardware and software-related costs of approximately $3.8 million and $5.3 million, respectively largely driven by our ongoing technology innovations.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2018 was $40.9 million, compared to $33.7 million for the prior-year period.  In the current-year period, we repaid $16.6 million under our lines of credit. Also in the six months ended June 30, 2018, we paid $22.1 million of dividends.  We did not repurchase any treasury stock under our repurchase program in the current six-month period. In the prior-year period, we repaid $3.5 million under our lines of credit. Also in the six months ended June 30, 2017, we paid $20.1 million of dividends and purchased $8.0 million of treasury stock.

SUBSEQUENT EVENT

Consistent with Mobile Mini’s strategy to focus on high returning assets and continuous improvements in efficiency, during the second quarter we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in depth analysis of our fleet management process to identify inefficiencies.  The task encompassed an intensive review of underperforming assets throughout North America and the United Kingdom using our recently implemented enterprise resource planning system and sophisticated work order system that allows specific identification of the status of each unit and facilitates deeper analysis of repair and maintenance costs.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair and could be made.

In July 2018 management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we expect to place these assets as available for sale and to recognize a non-cash loss of $100 million in the third quarter of 2018, net of expected cash proceeds received.  Because the majority of these units were not producing revenue we do not anticipate the disposal of these assets to have any impact on our ability to generate revenue or to meet customer demand, nor do we expect a material impact on our liquidity or free cash flow, including planned capital expenditures.

Overall, between the disposal of fleet and our strengthened processes, we expect operating expense savings of approximately $5 million to $7 million annually.  The savings will include reductions in labor, repairs and maintenance and lease costs.  In addition, as a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter, prospectively. We are currently reviewing our labor force and our lease contracts and expect to recognize exit costs of approximately $1 million to $2 million during the second half of the year as we eliminate unnecessary positions and exit yards, or portions of yards that we no longer need.  We anticipate completing the disposal of assets within twelve months.

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

At June 30, 2018, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $4.3 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of June 30, 2018, we had $617.7 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 3.2% for the six months ended June 30, 2018.  Based upon the average amount of our variable rate debt of $620.4 million outstanding during the six months ended June 30, 2018, our annual interest expense would increase by approximately $6.2 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the six months ended June 30, 2018, a 10% change in the value of the Pound Sterling as compared to the U.S. dollar would have changed net income by approximately $0.7 million for the six months ended June 30, 2018.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have added a risk factor regarding new tariffs on steel imports.  Except for the update set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

New tariffs on steel imports could result in increased container prices and adversely affect our results of operations.

On June 15, 2018, the U.S. government issued part 2 of the 25% ad valorem tariff that will be applied to Chinese exports to the U.S. The list of proposed commodities that would be subject to this 25% tariff includes intermodal containers. While containers involved in typical import/export shipping activities are considered instruments of international trade and not typically subject to tariffs, we believe that the U.S. government would view containers as being subject to the proposed tariff once they are sold into the United States. Because most portable storage containers currently in the United States are originally manufactured in China to transport goods before eventually being sold for domestic use, the proposed tariff would immediately increase the cost of new and used containers being sold into the U.S. Although the timing of any such tariff is not known as of the date of this filing, such a tariff, if enacted, could result in increased steel container prices. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of containers on a timely or cost-effective basis. Either of these occurrences could adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
April 2018	—	$—	—	$70,837
May 2018	151	42.05	—	70,837
June 2018	—	—	—	70,837
Total	151		—

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

MOBILE MINI, INC.

Date: July 26, 2018	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)