Form 10-Q
period 2018-09-30
MOBILE MINI INC
filed 2018-10-19
CIK 911109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 12, 2018, there were outstanding 44,692,446 shares of the registrant’s common stock, par value $.01.

MOBILE MINI, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets September 30, 2018 (unaudited) and December 31, 2017	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	4

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2018 and September 30, 2017	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILE MINI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$4,935	$13,451
Receivables, net of allowance for doubtful accounts of $5,028 and $6,250 at September 30, 2018 and December 31, 2017, respectively	118,101	111,562
Inventories	13,444	15,671
Rental fleet, net	925,956	989,154
Property, plant and equipment, net	155,621	157,304
Other assets	17,586	15,334
Intangibles, net	57,164	62,024
Goodwill	706,768	708,907
Total assets	$1,999,575	$2,073,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$32,610	$26,955
Accrued liabilities	80,114	78,084
Lines of credit	610,223	634,285
Obligations under capital leases	61,853	52,791
Senior notes, net of deferred financing costs of $3,671 and $4,150 at September 30, 2018 and December 31, 2017, respectively	246,329	245,850
Deferred income taxes	158,758	173,754
Total liabilities	1,189,887	1,211,719
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value, 20,000 shares authorized, none issued	—	—
Common stock $.01 par value, 95,000 shares authorized, 49,987 issued and 44,692 outstanding at September 30, 2018 and 49,658 issued and 44,380 outstanding at December 31, 2017	500	497
Additional paid-in capital	616,850	605,369
Retained earnings	407,559	463,322
Accumulated other comprehensive loss	(67,387)	(60,334)
Treasury stock, at cost, 5,295 and 5,278 shares at September 30, 2018 and December 31, 2017, respectively	(147,834)	(147,166)
Total stockholders' equity	809,688	861,688
Total liabilities and stockholders' equity	$1,999,575	$2,073,407

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$140,924	$127,695	$406,149	$360,288
Sales	8,716	8,438	25,700	24,817
Other	67	503	511	1,748
Total revenues	149,707	136,636	432,360	386,853
Costs and expenses:
Rental, selling and general expenses	90,764	87,745	269,033	248,954
Cost of sales	5,770	5,519	16,925	16,039
Restructuring expenses	—	625	1,306	2,062
Asset impairment charge and loss on divestiture, net	98,278	—	98,278	—
Depreciation and amortization	16,191	15,935	50,206	46,941
Total costs and expenses	211,003	109,824	435,748	313,996
(Loss) income from operations	(61,296)	26,812	(3,388)	72,857
Other income (expense):
Interest income	—	4	6	20
Interest expense	(10,487)	(9,203)	(30,179)	(26,412)
Foreign currency exchange	24	(2)	69	(29)
(Loss) income before income tax provision	(71,759)	17,611	(33,492)	46,436
Income tax (benefit) provision	(19,594)	6,383	(11,182)	16,279
Net (loss) income	$(52,165)	$11,228	$(22,310)	$30,157
(Loss) earnings per share:
Basic	$(1.18)	$0.25	$(0.50)	$0.68
Diluted	(1.18)	0.25	(0.50)	0.68
Weighted average number of common and common share equivalents outstanding:
Basic	44,323	44,039	44,275	44,030
Diluted	44,323	44,206	44,275	44,190
Cash dividends declared per share	$0.25	$0.23	$0.75	$0.68

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(52,165)	$11,228	$(22,310)	$30,157
Foreign currency translation adjustment	(2,696)	7,566	(7,053)	19,165
Comprehensive (loss) income	$(54,861)	$18,794	$(29,363)	$49,322

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(22,310)	$30,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	98,278	—
Provision for doubtful accounts	1,980	3,176
Amortization of deferred financing costs	1,545	1,545
Amortization of long-term liabilities	109	98
Share-based compensation expense	7,866	5,890
Depreciation and amortization	50,206	46,941
Gain on sale of rental fleet	(4,523)	(4,273)
Loss on disposal of property, plant and equipment	548	472
Deferred income taxes	(12,891)	15,167
Foreign currency exchange	(69)	29
Changes in certain assets and liabilities:
Receivables	(9,029)	(3,183)
Inventories	(922)	(1,443)
Other assets	1,875	(497)
Accounts payable	3,217	(3,200)
Accrued liabilities	340	4,953
Net cash provided by operating activities	116,220	95,832
Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,508	—
Additions to rental fleet, excluding acquisitions	(65,620)	(45,945)
Proceeds from sale of rental fleet	11,447	9,602
Additions to property, plant and equipment, excluding acquisitions	(14,635)	(12,816)
Proceeds from sale of property, plant and equipment	603	780
Net cash used in investing activities	(64,697)	(48,379)
Cash flows from financing activities:
Net repayments under lines of credit	(24,062)	(281)
Deferred financing costs	—	(12)
Principal payments on capital lease obligations	(6,683)	(5,526)
Issuance of common stock	3,617	4,685
Dividend payments	(33,312)	(30,120)
Purchase of treasury stock	(668)	(8,359)
Net cash used in financing activities	(61,108)	(39,613)
Effect of exchange rate changes on cash	1,069	632
Net (decrease) increase in cash	(8,516)	8,472
Cash and cash equivalents at beginning of period	13,451	4,137
Cash and cash equivalents at end of period	$4,935	$12,609

See accompanying notes to condensed consolidated financial statements (unaudited).

MOBILE MINI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,753	$30,379
Cash paid for income and franchise taxes	2,346	1,313
Equipment and other acquired through capital lease obligations	15,746	6,610
Capital expenditures accrued or payable	9,774	8,931

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

At September 30, 2018, we had a fleet of storage solutions units operating throughout the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), serving a diversified customer base, including construction companies, large and small retailers, medical centers, schools, utilities, distributors, the military, hotels, restaurants, entertainment complexes and households. These customers rent our products for a wide variety of applications, including the storage of construction materials and equipment, retail and manufacturing inventory, documents and records and other goods. We also have a fleet of tank and pump solutions products, concentrated in the U.S. Gulf Coast, including liquid and solid containment units, serving a specialty sector in the industry.  Our tank and pump products are rented primarily to chemical, refinery, oil and natural gas drilling, mining and environmental service customers.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Mobile Mini and our wholly owned subsidiaries. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management of Mobile Mini, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, are not necessarily indicative of the results to be expected for the full year.  During the current year, we changed the classification of certain ancillary revenues that were previously reported in rental and other revenues to sales revenues, and the corresponding expenses are now being classified in cost of sales on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018.  As the amounts are immaterial, reclassifications were not made in the corresponding period of the prior year.

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

(2) Impact of Recently Issued Accounting Standards

Intangibles – Goodwill and Other – Internal-Use Software.  In August 2018, the Financial Accounting Standards Board (“FASB”) issued a standard that provides guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal-use software license.

This guidance also requires entities to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.  This standard is effective for annual and interim periods beginning after December 15, 2019.  We are currently evaluating the effect the standard will have on our financial statements.

Share-Based Compensation – Modifications. In May 2017, the FASB issued a standard which clarifies what constitutes a modification of a share-based payment award.  This standard is effective for annual and interim periods beginning after December 15, 2017.  We implemented this standard on January 1, 2018 and will apply the guidance to future modifications.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

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

Intangibles – Goodwill and Other.  In January 2017, the FASB issued a standard requiring an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.  This standard is effective for annual and interim periods beginning after December 15, 2019.  Entities may early adopt the guidance.  We have not determined an adoption date and do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Leases.  In February 2016, the FASB issued a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018.

We expect to adopt this standard effective January 1, 2019.  A modified retrospective transition approach is required.  Entities may choose between applying the new standard as of the date of initial application, or applying the standard to all leases existing as of the earliest comparative period and recasting its comparative period financial statements.  We expect to use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

While we are continuing to evaluate all potential impacts of the standard, we do not believe the accounting for our contractual rental revenue will be materially affected by the adoption of this standard.  The standard includes optional transition practical expedients intended to simplify its adoption.  We intend to elect to use certain of these expedients including, among other things, the ability to retain lease classification determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases. We anticipate the lessee accounting for operating leases under the standard will have a material effect on our statement of financial position.

Upon adoption, we currently expect to recognize additional operating liabilities totaling between $75 million to $85 million, with corresponding right of use assets.  The liabilities will be calculated as the present value of the remaining minimum rental payments for existing operating leases.

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

At September 30, 2018 and December 31, 2017, we did not have any financial instruments required to be recorded at fair value on a recurring basis.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values based on their short-term nature. The fair values of our revolving credit facility and capital leases are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our revolving credit facility debt and capital leases, which are measured using Level 2 inputs, at September 30, 2018 and December 31, 2017 approximated their respective book values.

The fair value of our $250.0 million aggregate principal amount of 5.875% senior notes due July 1, 2024 (the “Senior Notes” or “2024 Notes”) is based on their latest sales price at the end of each period obtained from a third-party institution and is Level 2 in the fair value hierarchy as there is not an active market for the Senior Notes.  The Senior Notes are presented on the balance sheet net of deferred financing costs. The gross carrying value and the fair value of our Senior Notes are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Carrying value	$250,000	$250,000
Fair value	253,200	262,500

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

Our Storage Solutions rental customers are generally billed in advance.  Additionally, we may bill our customers in advance for fleet pickup.  Tank & Pump Solutions rental customers are typically billed in arrears, a minimum of once per month.  Sales transactions are generally billed in advance or upon transfer of the sold items.  Payments from customers are generally due upon receipt of the invoice.  Certain customers have extended terms for payment, but no terms are greater than one year following the invoice date.

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

When customers are billed in advance, we defer recognition of revenue and reflect unearned rental revenue at the end of the period.  As of September 30, 2018 and December 31, 2017, we had approximately $39.9 million and $38.3 million, respectively, of unearned rental revenue included in accrued liabilities in the condensed consolidated balance sheets for September 30, 2018 and December 31, 2017.  We expect to perform the remaining performance obligations and recognize the unearned rental revenue within the next twelve months.  Accordingly, we have applied the practical expedient available, under which we do not disclose the amount of consideration allocable to different performance obligations.

Disaggregated Rental Revenue

In the following table, rental revenue is disaggregated by the nature of the underlying service provided and for the periods indicated.  The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	For the Three Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$68,073	$14,068	$82,141	$19,461	$101,602
Delivery, pickup and similar revenue	21,671	5,118	26,789	8,329	35,118
Ancillary rental revenue	2,497	1,212	3,709	495	4,204
Total rental revenues	$92,241	$20,398	$112,639	$28,285	$140,924

	For the Three Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$61,681	$14,163	$75,844	$16,231	$92,075
Delivery, pickup and similar revenue	19,686	4,922	24,608	6,341	30,949
Ancillary rental revenue	2,882	1,154	4,036	635	4,671
Total rental revenues	$84,249	$20,239	$104,488	$23,207	$127,695

	For the Nine Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$196,029	$42,684	$238,713	$57,301	$296,014
Delivery, pickup and similar revenue	59,893	14,822	74,715	21,970	96,685
Ancillary rental revenue	8,305	3,560	11,865	1,585	13,450
Total rental revenues	$264,227	$61,066	$325,293	$80,856	$406,149

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Nine Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Direct rental revenue	$176,013	$39,999	$216,012	$47,205	$263,217
Delivery, pickup and similar revenue	51,712	14,035	65,747	17,699	83,446
Ancillary rental revenue	8,601	3,420	12,021	1,604	13,625
Total rental revenues	$236,326	$57,454	$293,780	$66,508	$360,288

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

The following table is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(52,165)	$11,228	$(22,310)	$30,157
Denominator:
Weighted average shares outstanding - basic	44,323	44,039	44,275	44,030
Dilutive effect of share-based awards	—	167	—	160
Weighted average shares outstanding - diluted	44,323	44,206	44,275	44,190
Earnings per share:
Basic	$(1.18)	$0.25	$(0.50)	$0.68
Diluted	(1.18)	0.25	(0.50)	0.68

There were approximately 0.8 million and 0.7 million of common stock equivalents that would have been included in the diluted EPS denominator for the three and nine month periods ended September 30, 2018, respectively, had there not been a net loss.  These common stock equivalents were excluded because their inclusion would reduce the net loss per share.  In addition, the following table represents the effect of stock options and restricted share awards that were issued or outstanding but excluded in calculating diluted EPS because their effect would have been anti-dilutive for the periods indicated, or the underlying performance criteria had not yet been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock options	691	2,185	724	2,213
Restricted share awards	42	1	27	4
Total	733	2,186	751	2,217

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

(6) Inventories

Inventories are valued at the lower of cost (principally on a standard cost basis which approximates the first-in, first-out method) or net realizable value. Raw materials and supplies principally consist of raw steel, glass, paint, vinyl and other assembly components used in manufacturing and remanufacturing processes and, to a lesser extent, parts used for internal maintenance and ancillary items held for sale in our Tank & Pump Solutions segment. Work-in-process primarily represents partially assembled units. Finished units primarily represent purchased or assembled containers held in inventory until the container is either sold as is, remanufactured and sold, or remanufactured and deployed as rental fleet. Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials and supplies	$9,892	$11,732
Work-in-process	—	50
Finished units	3,552	3,889
Inventories	$13,444	$15,671

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

We periodically review depreciable lives and residual values against various factors, including the results of our lenders’ independent appraisal of our rental fleet, practices of our competitors in comparable industries and profit margins achieved on sales of depreciated units.  See Note 17 for information regarding the impairment charge and loss on divestiture, net related to certain of our fleet during the current period.

Appraisals on our rental fleet are required by our lenders on a regular basis. The appraisal typically reports no difference in the value of the unit due to the age or length of time it has been in our fleet. Based in part upon our lender’s third-party appraiser who evaluated our fleet as of September 30, 2017, management estimates that the net orderly liquidation appraisal value as of September 30, 2018 was approximately $1.1 billion.  Our net book value for this fleet as of September 30, 2018 was $0.9 billion.

Depreciation expense related to our rental fleet for the nine months ended September 30, 2018 and 2017 was $23.9 million and $23.1 million, respectively. At September 30, 2018, all rental fleet units were pledged as collateral under our Amended and Restated ABL Credit Agreement, dated December 14, 2015, with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”).

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Rental fleet consisted of the following at September 30, 2018 and December 31, 2017:

	Residual Value as Percentage of Original Cost (1)	Estimated Useful Life in Years	September 30, 2018	December 31, 2017
			(In thousands)
Storage Solutions:
Steel storage containers	55%	30	$596,403	$655,553
Steel ground level offices	55	30	342,712	374,836
Other			7,530	8,290
Total			946,645	1,038,679
Accumulated depreciation			(149,158)	(168,112)
Total Storage Solutions fleet, net			$797,487	$870,567
Tank & Pump Solutions:
Steel tanks		25	$68,689	$64,254
Roll-off boxes		15 - 20	33,887	29,897
Stainless steel tank trailers		25	28,969	28,871
Vacuum boxes		20	16,790	12,700
Dewatering boxes		20	8,250	6,361
Pumps and filtration equipment		7	14,239	12,680
Other			7,512	7,088
Total			178,336	161,851
Accumulated depreciation			(49,867)	(43,264)
Total Tank & Pump Solutions fleet, net			$128,469	$118,587
Total rental fleet, net			$925,956	$989,154

(1)	Tank & Pump Solutions fleet has been assigned zero residual value.

(8) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Our depreciation expense related to property, plant and equipment for the nine months ended September 30, 2018 and 2017 was $21.4 million and $19.0 million, respectively. Normal repairs and maintenance to property, plant and equipment are expensed as incurred. When property or equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the disposal of property, plant and equipment and is included in rental, selling and general expenses in the condensed consolidated statements of operations.

Property, plant and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	Residual Value as Percentage of Original Cost	Estimated Useful Life in Years	September 30, 2018	December 31, 2017
			(In thousands)
Land			$2,954	$2,970
Vehicles and machinery	0 - 55%	5 - 30	152,782	151,937
Buildings and improvements (1)	0 - 25	3 - 30	26,779	25,079
Furniture, office and computer equipment	—	3 - 10	75,966	73,416
Property, plant and equipment			258,481	253,402
Accumulated depreciation			(102,860)	(96,098)
Property, plant and equipment, net			$155,621	$157,304

(1)	Improvements made to leased properties are depreciated over the lesser of the estimated remaining life or the remaining term of the respective lease.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

As of September 30, 2018 and December 31, 2017, we had $40.4 million and $39.5 million, respectively, of capitalized software, net of accumulated depreciation, included in property, plant and equipment.

(9) Goodwill and Intangibles

For acquired businesses, we record assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Of the $706.8 million total goodwill at September 30, 2018, $468.7 million related to the North America Storage Solutions segment, $56.9 million related to the U.K. Storage Solutions segment and $181.2 million related to the Tank & Pump Solutions segment.

The following table shows the activity and balances related to goodwill from January 1, 2018 to September 30, 2018 (in thousands):

Balance at January 1, 2018	$708,907
Foreign currency	(2,139)
Balance at September 30, 2018	$706,768

Intangible assets are amortized over the estimated useful life of the asset utilizing a method which reflects the estimated pattern in which the economic benefits will be consumed.  Customer relationships are amortized based on the estimated attrition rates of the underlying customer base. Other intangibles are amortized using the straight-line method.

The following table reflects balances related to intangible assets for the periods presented:

		September 30, 2018			December 31, 2017
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer relationships	15 - 20	$92,946	$(38,342)	$54,604	$93,235	$(34,660)	$58,575
Trade names/trademarks	5 - 10	5,929	(3,826)	2,103	5,954	(3,312)	2,642
Non-compete agreements	5	1,888	(1,459)	429	1,890	(1,114)	776
Other	20	59	(31)	28	60	(29)	31
Total		$100,822	$(43,658)	$57,164	$101,139	$(39,115)	$62,024

Amortization expense for amortizable intangibles was approximately $4.8 million and $4.9 million for the nine-month periods ended September 30, 2018 and 2017, respectively.  Based on the carrying value at September 30, 2018, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2018 (remaining)	$1,603
2019	6,304
2020	5,143
2021	4,907
2022	4,606
Thereafter	34,601
Total	$57,164

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

Amounts borrowed under the Credit Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Credit Agreement bear interest at our option at either: (i) the London interbank offered rate (“LIBOR”) plus an applicable margin (“LIBOR Loans”), or (ii) the prime rate plus an applicable margin (“Base Rate Loans”). The applicable margin for each type of loan is based on an availability-based pricing grid and ranges from 1.25% to 1.75% for LIBOR Loans and 0.25% to 0.75% for Base Rate Loans at each measurement date. As of September 30, 2018, the applicable margins are 1.50% for LIBOR Loans and 0.50% for Base Rate Loans.

Availability of borrowings under the Credit Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible accounts receivable, eligible fleet (including units held for sale, work-in-process and raw materials) and machinery and equipment, each multiplied by an applicable advance rate or limit. The rental fleet is appraised at least once annually by a third-party appraisal firm and up to 90% of the net orderly liquidation value, as defined in the Credit Agreement, is included in the borrowing base to determine the amount the Company may borrow under the Credit Agreement. At September 30, 2018, we had $610.2 million of borrowings outstanding and $386.4 million of additional borrowing availability under the Credit Agreement.

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

The Credit Agreement also contains customary negative covenants, including covenants that restrict or limit the Company’s ability to, among other things: (i) allow certain liens to attach to the Company’s or its subsidiaries’ assets, (ii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, (iii) incur additional indebtedness or engage in certain other types of financing transactions, and (iv) make acquisitions or other investments.  In addition, we must comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of the last day of each quarter, upon the minimum availability amount under the Credit Agreement falling below the greater of (y) $90 million and (z) 10% of the lesser of the then total revolving loan commitment and aggregate borrowing base.  As of September 30, 2018, we were in compliance with the minimum borrowing availability threshold set forth in the Credit Agreement and, therefore, are not subject to any financial maintenance covenants.

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

Obligations Under Capital Leases

At September 30, 2018 and December 31, 2017, obligations under capital leases for certain real property and transportation related equipment were $61.9 million and $52.8 million, respectively. Certain of the lease agreements provide us with a purchase option at the end of the lease term.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Future Debt Obligations

The scheduled maturity for debt obligations for balances outstanding at September 30, 2018 are as follows:

	Lines of Credit	Senior Notes	Capital Lease Obligations	Total
	(In thousands)
2018 (remaining)	$—	$—	$2,572	$2,572
2019	—	—	10,070	10,070
2020	610,223	—	11,208	621,431
2021	—	—	11,258	11,258
2022	—	—	9,869	9,869
Thereafter	—	250,000	16,876	266,876
Total	$610,223	$250,000	$61,853	$922,076

(11) Income Taxes

We are subject to taxation in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. We have identified our U.S. federal tax return as our “major” tax jurisdiction. As of September 30, 2018, we are no longer subject to examination by U.S. federal tax authorities for years prior to 2014, to examination for any U.S. state taxing authority prior to 2012, or to examination for any foreign jurisdictions prior to 2013.  All subsequent periods remain open to examination.

Our effective income tax rate decreased to 33.4% for the nine months ended September 30, 2018, compared to 35.1% for the prior-year period.  The current period effective tax rate was affected by the reduction of the U.S. federal tax rate from 35% to 21%, which was partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.  Additionally, income tax benefits were recognized due to state tax rate changes enacted in the third quarter and for adjustments made to provisional amounts related to repatriation of foreign earnings, which had the effect of increasing the effective tax rate due to the $33.5 million pre-tax loss recognized during the nine month period.

In December 2017, we recorded $3.1 million of provisional tax expense related to the repatriation of foreign earnings attributable to the impact of the Tax Act. We have not yet finalized these calculations, however an adjustment to the provisional amount has been made in the current nine-month period of a $2.9 million benefit, reducing this provisional amount to $0.2 million.  The adjustment was primarily due to additional analysis of historical ownership and financial information, including depreciation estimates, as well as state responses to tax reform enacted in the period. We continue to obtain and analyze information related to the depreciation estimates impacting the deemed repatriation of foreign earnings and will finalize the provisional amounts within one year from the date of enactment.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and associated interest costs, if any, are recorded in rental, selling and general expenses in our condensed consolidated statements of operations.

As of September 30, 2018, we no longer have unrecognized tax benefits.  The reduction to our unrecognized tax benefits in the period had no effect on our effective tax rate. A reconciliation of the beginning and ending balance of our unrecognized tax position is as follows (in thousands):

	Gross Position	Tax Effect
Balance as of January 1, 2018	$14,140	$3,521
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reduction for settlements	(14,140)	(3,521)
Balance as of September 30, 2018	$—	$—

(12) Share-Based Compensation

We have historically awarded stock options and restricted stock awards for employees and non-employee directors as a means of attracting and retaining quality personnel and to align employee performance with stockholder value.  Share-based compensation plans are approved by our stockholders and administered by the stock compensation committee of the Company’s Board of Directors (the “Board”). The current plan allows for a variety of equity programs designed to provide flexibility in implementing equity and

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

cash awards, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants may be granted any one of the equity awards or any combination. We do not award stock options with an exercise price below the market price of the underlying securities on the date of grant.  As of September 30, 2018, 1.6 million shares are available for future grants, assuming performance-based awards vest at their target amount.  Generally, stock options have contractual terms of ten years. Expense related to performance-based awards is recognized based upon anticipated attainment.

The following table summarizes the Company’s share-based compensation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Share-based compensation expense included in:
Rental, selling and general expenses	$2,230	$2,071	$7,503	$5,890
Restructuring expenses	—	—	363	—
Total share-based compensation	$2,230	$2,071	$7,866	$5,890

During the nine months ended September 30, 2017, the final vesting dates were accelerated for certain share-based compensation awards to an executive departing the Company. The vesting dates were adjusted to correspond to the executive’s departure date, resulting in expense of $0.2 million in the quarter ended September 30, 2017 and a total of $1.2 million in the nine month period ended September 30, 2017. The expense related to the acceleration is included in rental, selling and general expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

As of September 30, 2018, total unrecognized compensation cost related to stock option awards assuming achievement at target was approximately $0.8 million and the related weighted-average period over which it is expected to be recognized is approximately 0.7 years. As of September 30, 2018, the unrecognized compensation cost related to restricted stock awards assuming achievement at target was approximately $8.2 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model which requires the input of assumptions. We estimate the risk-free interest rate based on the U.S. Treasury security rate in effect at the time of the grant. The expected life of the options, volatility and dividend rates are estimated based on our historical data. No new stock options were issued in 2018.  The following are the key assumptions used for the nine-month period ended September 30, 2017:

Risk-free interest rate	1.7% - 1.9%
Expected life of the options (years)	5
Expected stock price volatility	33.4% - 35.4%
Expected dividend rate	2.8% - 3.1%

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
	(In thousands)
Options outstanding, beginning of period	3,169	$32.49
Additional options granted based upon achievement of specified performance criteria	81	32.42
Canceled/Expired	(174)	27.75
Exercised	(118)	30.86
Options outstanding, end of period	2,958	32.70

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

Included in the options outstanding at the end of the period are approximately 0.5 million of unvested performance-based stock options granted in 2017 and 2016 for which the performance criteria relates to fiscal years 2018 and 2019.  These stock options are included in the table at the target amount; however, the terms of these awards provide that the number of options that ultimately vest may vary between 50% and 200% of the target award, or may be zero.

A summary of stock options outstanding as of September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding	2,958	$32.70	5.29	$33,534
Exercisable	2,593	33.01	4.90	28,662

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 was approximately $1.4 million.

Restricted Stock Awards. The fair value of restricted stock awards is estimated as the closing price of our common stock on the date of grant. A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Restricted stock awards at beginning of period	234	$31.42
Awarded	225	38.45
Released	(106)	34.30
Forfeited	(13)	36.67
Restricted stock awards at end of period	340	34.99

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

The restricted stock awards that vested during the nine months ended September 30, 2018 had an aggregate grant date fair value of $3.6 million and an aggregate vesting date fair value of $4.3 million.

(13) Restructuring

We have undergone restructuring actions to align our business operations.  Of the $1.3 million of restructuring expenses recognized in the nine months ended September 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder primarily related to projects initiated in prior years that were not accruable during such periods.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Of the $2.1 million of restructuring expense recognized in the nine months ended September 30, 2017, approximately $0.8 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  Additionally, $1.3 million related to activities associated with the continued integration of Evergreen Tank Solutions (“ETS”) into the existing Mobile Mini infrastructure.

The following table details accrued restructuring obligations (included in accrued liabilities in the Condensed Consolidated Balance Sheets) and related activity for the fiscal year ended December 31, 2017 and the nine-month period ended September 30, 2018:

	Severance and Benefits	Lease Abandonment Costs	Other Costs	Total
	(In thousands)
Accrued obligations as of January 1, 2017	$395	$368	$—	$763
Restructuring expense	931	900	1,055	2,886
Settlement of obligations	(787)	(1,086)	(1,019)	(2,892)
Accrued obligations as of December 31, 2017	539	182	36	757
Restructuring expense	948	125	233	1,306
Settlement of obligations	(1,353)	(247)	(261)	(1,861)
Accrued obligations as of September 30, 2018	$134	$60	$8	$202

The following amounts are included in restructuring expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Severance and benefits	$—	$277	$948	$277
Lease abandonment costs	—	105	125	810
Other costs	—	243	233	975
Restructuring expenses	$—	$625	$1,306	$2,062

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

(15) Stockholders’ Equity

Dividends

The Board authorized and declared cash dividends to all of our common stockholders as follows:

Declaration Date	Payment Date	Record Date (close of business)	Dividend Amount Per Share of Common Stock
January 31, 2018	March 14, 2018	February 28, 2018	$0.250
April 19, 2018	May 30, 2018	May 16, 2018	0.250
July 18, 2018	August 29, 2018	August 15, 2018	0.250

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

During the nine months ended September 30, 2018, we did not purchase shares of our common stock under the authorized share repurchase program. Approximately $70.8 million is available for repurchase as of September 30, 2018.  We withheld approximately 17,000 shares of stock from employees, for an approximate value of $0.7 million, upon vesting of share awards to satisfy minimum tax withholding obligations during the nine months ended September 30, 2018. These shares were not acquired pursuant to the share repurchase program.

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

We operate in the U.S., the U.K. and Canada.  All of our locations operate in their local currency. Although we are exposed to foreign exchange rate fluctuation in foreign markets where we rent and sell our products, we do not believe such exposure will have a significant impact on our results of operations. Revenues recognized by our U.S. locations were $125.8 million and $113.1 million for the three months ended September 30, 2018 and 2017, respectively, and were $362.0 million and $320.5 million for the nine months ended September 30, 2018 and 2017, respectively.

The following tables set forth certain information regarding each of the Company’s segments for the three-month periods indicated:

	For the Three Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$92,241	$20,398	$112,639	$28,285	$140,924
Sales	5,103	2,593	7,696	1,020	8,716
Other	—	40	40	27	67
Total revenues	97,344	23,031	120,375	29,332	149,707
Costs and expenses:
Rental, selling and general expenses	57,662	13,459	71,121	19,643	90,764
Cost of sales	3,178	2,048	5,226	544	5,770
Asset impairment charge and loss on divestiture, net	87,658	8,434	96,092	2,186	98,278
Depreciation and amortization	7,892	1,866	9,758	6,433	16,191
Total costs and expenses	156,390	25,807	182,197	28,806	211,003
(Loss) income from operations	$(59,046)	$(2,776)	$(61,822)	$526	$(61,296)
Interest expense, net of interest income	$7,589	$200	$7,789	$2,698	$10,487
Income tax benefit	(16,699)	(454)	(17,153)	(2,441)	(19,594)
Capital expenditures for additions to rental fleet, excluding acquisitions	18,290	1,243	19,533	7,611	27,144

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Three Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$84,249	$20,239	$104,488	$23,207	$127,695
Sales	4,503	2,240	6,743	1,695	8,438
Other	274	127	401	102	503
Total revenues	89,026	22,606	111,632	25,004	136,636
Costs and expenses:
Rental, selling and general expenses	57,327	12,868	70,195	17,550	87,745
Cost of sales	2,657	1,820	4,477	1,042	5,519
Restructuring expenses	500	—	500	125	625
Depreciation and amortization	8,052	1,784	9,836	6,099	15,935
Total costs and expenses	68,536	16,472	85,008	24,816	109,824
Income from operations	$20,490	$6,134	$26,624	$188	$26,812
Interest expense, net of interest income	$6,370	$125	$6,495	$2,704	$9,199
Income tax provision (benefit)	6,280	981	7,261	(878)	6,383
Capital expenditures for additions to rental fleet, excluding acquisitions	16,629	4,509	21,138	1,780	22,918

The following tables set forth certain information regarding each of the Company’s segments for the nine-month periods indicated:

	For the Nine Months Ended September 30, 2018
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$264,227	$61,066	$325,293	$80,856	$406,149
Sales	15,211	6,574	21,785	3,915	25,700
Other	238	161	399	112	511
Total revenues	279,676	67,801	347,477	84,883	432,360
Costs and expenses:
Rental, selling and general expenses	171,182	41,066	212,248	56,785	269,033
Cost of sales	9,401	5,294	14,695	2,230	16,925
Restructuring expenses	1,306	—	1,306	—	1,306
Asset impairment charge and loss on divestiture, net	87,658	8,434	96,092	2,186	98,278
Depreciation and amortization	25,349	6,049	31,398	18,808	50,206
Total costs and expenses	294,896	60,843	355,739	80,009	435,748
(Loss) income from operations	$(15,220)	$6,958	$(8,262)	$4,874	$(3,388)
Interest expense, net of interest income	$21,443	$631	$22,074	$8,099	$30,173
Income tax (benefit) provision	(8,876)	1,269	(7,607)	(3,575)	(11,182)
Capital expenditures for additions to rental fleet, excluding acquisitions	39,400	5,805	45,205	20,415	65,620

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

	For the Nine Months Ended September 30, 2017
	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
Revenues:
Rental	$236,326	$57,454	$293,780	$66,508	$360,288
Sales	14,407	6,356	20,763	4,054	24,817
Other	1,109	309	1,418	330	1,748
Total revenues	251,842	64,119	315,961	70,892	386,853
Costs and expenses:
Rental, selling and general expenses	161,122	37,429	198,551	50,403	248,954
Cost of sales	8,727	5,081	13,808	2,231	16,039
Restructuring expenses	1,933	—	1,933	129	2,062
Depreciation and amortization	23,316	5,180	28,496	18,445	46,941
Total costs and expenses	195,098	47,690	242,788	71,208	313,996
Income (loss) from operations	$56,744	$16,429	$73,173	$(316)	$72,857
Interest expense, net of interest income	$17,897	$377	$18,274	$8,118	$26,392
Income tax provision (benefit)	16,593	2,629	19,222	(2,943)	16,279
Capital expenditures for additions to rental fleet, excluding acquisitions	31,833	9,037	40,870	5,075	45,945

Assets related to the Company’s reportable segments include the following:

	Storage Solutions
	North America	United Kingdom	Total	Tank & Pump Solutions	Consolidated
	(In thousands)
As of September 30, 2018:
Goodwill	$468,656	$56,896	$525,552	$181,216	$706,768
Intangibles, net	974	415	1,389	55,775	57,164
Rental fleet, net	652,677	144,810	797,487	128,469	925,956
As of December 31, 2017:
Goodwill	$468,785	$58,906	$527,691	$181,216	$708,907
Intangibles, net	1,314	642	1,956	60,068	62,024
Rental fleet, net	714,154	156,413	870,567	118,587	989,154

Included in the table above are assets in the U.S. of $1.5 billion as of both September 30, 2018 and December 31, 2017.

(17) Held for Sale Assets

Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in depth analysis of our fleet management process to identify inefficiencies.  The task encompassed an intensive review of underperforming assets throughout North America and the United Kingdom using our recently implemented enterprise resource planning system and sophisticated work order system that allows specific identification of the status of each unit and facilitates deeper analysis of repair and maintenance costs.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.

In July 2018 management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, 2018 the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we placed these assets as held for sale and recognized a $98.3 million loss on divestiture, which consisted of a non-cash loss of $106.2 million, net of estimated proceeds. The majority of the assets will be sold as scrap metal.

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

Proceeds were primarily estimated by obtaining quotes from regional scrapping companies based on the net tonnage of the fleet to be scrapped.  The assets represent a subset of larger asset groups held by the Company and we expect to complete the sale of the assets by December 31, 2018.  In addition to rental fleet, we also identified and placed for sale, property, plant and equipment and inventory that were not being used efficiently.

In conjunction with this project, we evaluated the assigned depreciable lives and salvage values of our fleet.  We believe that the assigned lives and salvage values discussed in Note 7 continue to be appropriate for our fleet.  As a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter.

Related to this activity, the Company expects to recognize exit costs as positions are eliminated and yards, or portions of yards are exited.

The estimated loss as adjusted is set forth below:

	Net Book Value	Units
	(In thousands)
North America Storage Solutions Fleet:
Steel storage containers	$56,986	19,718
Steel ground level offices	29,969	3,459
Other	346	275
United Kingdom Storage Solutions Fleet	8,027	1,482
Tank & Pump Solutions Fleet	1,223	472
Other	9,644	n/a
Total	106,195	25,406
Estimated net proceeds	(8,008)
Initial estimated net loss on impairment and divestiture	98,187
Net proceeds received (above) below impaired value	91
Estimated net loss on impairment and divestiture	$98,278

The table below sets forth the activity related to the assets held for sale subsequent to the initial impairment:

	North America Storage Solutions Fleet	United Kingdom Storage Solutions Fleet	Tank & Pump Solutions Fleet	Other Assets	Total
	(In thousands)
Value of assets upon initial impairment	$5,876	$333	$161	$1,638	$8,008
Impaired value of sold assets	(2,776)	(34)	(65)	(504)	(3,379)
Effect of exchange rates	(1)	(1)	—	1	(1)
Other	(57)	8	—	57	8
Balance of held for sale assets	$3,042	$306	$96	$1,192	$4,636

Held for sale assets are included in other assets in the accompanying condensed consolidated balance sheet.

(18) Subsequent Events

Declaration of Quarterly Dividend

On October 17, 2018, the Company’s Board authorized and declared a quarterly dividend to all of our common stockholders of $0.250 per share of common stock, payable on November 28, 2018, to all stockholders of record as of the close of business on November 14, 2018.

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

MOBILE MINI, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,795	$3,140	$—	$4,935
Receivables, net	100,273	17,828	—	118,101
Inventories	11,449	1,995	—	13,444
Rental fleet, net	773,823	152,133	—	925,956
Property, plant and equipment, net	131,802	23,819	—	155,621
Other assets	14,906	2,680	—	17,586
Intangibles, net	56,734	430	—	57,164
Goodwill	645,126	61,642	—	706,768
Intercompany receivables	148,005	34,508	(182,513)	—
Total assets	$1,883,913	$298,175	$(182,513)	$1,999,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$26,150	$6,460	$—	$32,610
Accrued liabilities	71,431	8,683	—	80,114
Lines of credit	599,470	10,753	—	610,223
Obligations under capital leases	61,738	115	—	61,853
Senior notes, net	246,329	—	—	246,329
Deferred income taxes	139,931	18,827	—	158,758
Intercompany payables	29,583	4,931	(34,514)	—
Total liabilities	1,174,632	49,769	(34,514)	1,189,887
Commitments and contingencies
Stockholders' equity:
Common stock	500	—	—	500
Additional paid-in capital	616,850	147,999	(147,999)	616,850
Retained earnings	239,765	167,794	—	407,559
Accumulated other comprehensive loss	—	(67,387)	—	(67,387)
Treasury stock, at cost	(147,834)	—	—	(147,834)
Total stockholders' equity	709,281	248,406	(147,999)	809,688
Total liabilities and stockholders' equity	$1,883,913	$298,175	$(182,513)	$1,999,575

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$119,697	$21,227	$—	$140,924
Sales	6,063	2,653	—	8,716
Other	25	42	—	67
Total revenues	125,785	23,922	—	149,707
Costs and expenses:
Rental, selling and general expenses	76,522	14,242	—	90,764
Cost of sales	3,681	2,089	—	5,770
Restructuring expenses	—	—	—	—
Asset impairment charge and loss on divestiture, net	88,822	9,456	—	98,278
Depreciation and amortization	14,241	1,950	—	16,191
Total costs and expenses	183,266	27,737	—	211,003
Loss from operations	(57,481)	(3,815)	—	(61,296)
Other income (expense):
Interest expense	(10,287)	(200)		(10,487)
Foreign currency exchange	—	24		24
Loss before income tax provision	(67,768)	(3,991)	—	(71,759)
Income tax benefit	(18,864)	(730)	—	(19,594)
Net loss	$(48,904)	$(3,261)	$—	$(52,165)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(48,904)	$(3,261)	$—	$(52,165)
Foreign currency translation adjustment	—	(2,696)	—	(2,696)
Comprehensive loss	$(48,904)	$(5,957)	$—	$(54,861)

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Rental	$342,783	$63,366	$—	$406,149
Sales	18,864	6,836	—	25,700
Other	342	169	—	511
Total revenues	361,989	70,371	—	432,360
Costs and expenses:
Rental, selling and general expenses	225,844	43,189	—	269,033
Cost of sales	11,448	5,477	—	16,925
Restructuring expenses	1,306	—	—	1,306
Asset impairment charge and loss on divestiture, net	88,822	9,456	—	98,278
Depreciation and amortization	43,902	6,304	—	50,206
Total costs and expenses	371,322	64,426	—	435,748
(Loss) income from operations	(9,333)	5,945	—	(3,388)
Other income (expense):
Interest income	3	3	—	6
Dividend income	8,983	—	(8,983)	—
Interest expense	(29,545)	(634)	—	(30,179)
Foreign currency exchange	48	21	—	69
(Loss) income before income tax provision	(29,844)	5,335	(8,983)	(33,492)
Income tax (benefit) provision	(12,152)	970	—	(11,182)
Net (loss) income	$(17,692)	$4,365	$(8,983)	$(22,310)

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

Nine Months Ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(17,692)	$4,365	$(8,983)	$(22,310)
Foreign currency translation adjustment	—	(7,053)	—	(7,053)
Comprehensive loss	$(17,692)	$(2,688)	$(8,983)	$(29,363)

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

 MOBILE MINI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

MOBILE MINI, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018

(In thousands)

	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(17,692)	$4,365	$(8,983)	$(22,310)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	88,822	9,456	—	98,278
Provision for doubtful accounts	1,884	96	—	1,980
Amortization of deferred financing costs	1,545	—	—	1,545
Amortization of long-term liabilities	109	—	—	109
Share-based compensation expense	7,704	162	—	7,866
Depreciation and amortization	43,902	6,304	—	50,206
Gain on sale of rental fleet units	(3,949)	(574)	—	(4,523)
Loss on disposal of property, plant and equipment	525	23	—	548
Deferred income taxes	(12,152)	(739)	—	(12,891)
Foreign currency exchange	(48)	(21)	—	(69)
Changes in certain assets and liabilities, net of effect of businesses acquired:
Receivables	(10,533)	1,504	—	(9,029)
Inventories	(605)	(317)	—	(922)
Other assets	2,233	(358)	—	1,875
Accounts payable	2,482	735	—	3,217
Accrued liabilities	(1,898)	2,238	—	340
Intercompany	26,039	(26,039)	—	—
Net cash provided by (used in) operating activities	128,368	(3,165)	(8,983)	116,220
Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,416	92	—	3,508
Additions to rental fleet, excluding acquisitions	(59,506)	(6,114)	—	(65,620)
Proceeds from sale of rental fleet	8,885	2,562	—	11,447
Additions to property, plant and equipment, excluding acquisitions	(8,923)	(5,712)	—	(14,635)
Proceeds from sale of property, plant and equipment	585	18	—	603
Net cash used in investing activities	(55,543)	(9,154)	—	(64,697)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(34,814)	10,752	—	(24,062)
Principal payments on capital lease obligations	(6,656)	(27)	—	(6,683)
Issuance of common stock	3,617	—	—	3,617
Dividend payments	(33,312)	—	—	(33,312)
Purchase of treasury stock	(668)	—	—	(668)
Intercompany	—	(8,983)	8,983	—
Net cash (used in) provided by financing activities	(71,833)	1,742	8,983	(61,108)
Effect of exchange rate changes on cash	—	1,069	—	1,069
Net increase (decrease) in cash	992	(9,508)	—	(8,516)
Cash and cash equivalents at beginning of period	803	12,648	—	13,451
Cash and cash equivalents at end of period	$1,795	$3,140	$—	$4,935

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

Overview

Executive Summary

We believe we are the world’s leading provider of portable storage solutions, maintaining a strong leadership position in virtually all markets served. Our mission is to be the leader in portable storage solutions to customers throughout North America and the U.K. and tank and pump solutions in the U.S.  We are committed to providing our customers with superior service and access to a high-quality and diverse fleet.  In managing our business, we focus on renting rather than selling our units, with rental revenues representing approximately 94% of our total revenues for the nine months ended September 30, 2018.  We believe this strategy is highly attractive and provides predictable, recurring revenue. Additionally, our assets have long useful lives and relatively low maintenance costs. We also sell new and used units and provide delivery, and other ancillary products and value-added services.

We operate our portable storage business in North America as “Mobile Mini Storage Solutions” and our tank and pump business as “Mobile Mini Tank + Pump Solutions”.  As of September 30, 2018, our network of locations included 119 Storage Solutions locations, 21 Tank & Pump Solutions locations and 17 combined locations.  Our Storage Solutions fleet consisted of approximately 194,300 units and our Tank & Pump Solutions fleet consisted of approximately 12,600 units.

Asset impairment charge and loss on divestiture, net. Consistent with our strategy to focus on high returning assets, during the second quarter of 2018 we initiated an organization-wide project to assess the economic and operational status of our fleet and other assets as well as an in depth analysis of our fleet management process to identify inefficiencies.  The result of this review was the identification of specific assets over which a further determination as to the economics of continued retention and repair could be made.  In July 2018 management presented a proposed plan of sale for certain identified assets to the Board of Directors, and on July 24, the Board of Directors made the strategic decision to approve the plan and authorized management to begin actively marketing the assets for sale.  As a result, we have classified these assets, which were primarily rental fleet, as held for sale and recognized a loss of $98.3 million in the third quarter of 2018.  The assets represent a subset of larger asset groups held by the Company and we expect to complete the sale of the assets by December 31, 2018.  We also identified and placed as held for sale, property, plant and equipment and inventory that were not being used efficiently.

Because the majority of these units were not producing revenue we do not anticipate the disposal of these assets to have any impact on our ability to generate revenue or to meet customer demand, nor do we expect a material impact on our liquidity or free cash flow, including planned capital expenditures. Overall, between the disposal of fleet and our strengthened processes, we expect operating expense savings of approximately $5 million to $7 million annually.  The savings includes reductions in labor, repairs and maintenance and lease costs.  In the third quarter we realized savings of approximately $0.6 million related to the fleet divestiture and new strengthened processes around fleet management.  We expect to implement all costs savings measures by the end of the first quarter of 2019.  In addition, as a result of the reduction to our fleet and property, plant and equipment we expect depreciation expense to decrease approximately $0.9 million per quarter. We are currently reviewing our labor force and our lease contracts and expect to recognize exit costs of approximately $0.5 million to $1.0 million as we eliminate unnecessary positions and exit yards, or portions of yards that we no longer need.

Business Environment and Outlook.  Approximately 65% of our consolidated rental revenue during the twelve-month period ended September 30, 2018 was derived from our North American Storage Solutions business, 15% was derived from our U.K. Storage Solutions business and 20% was derived from the Tank & Pump Solutions business.  Our business is subject to the general health of the economy and we utilize a variety of general economic indicators to assess market trends and determine the direction of our business. On June 23, 2016, the U.K. voted to leave the European Union (the “E.U.”) in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. The withdrawal negotiations began in 2017, and are still continuing.  The date of the U.K.’s departure from the E.U. is set for March 29, 2019. As developments and their impact become more clear, we may adjust our strategy and operations accordingly.

Based on our assessment, we expect that the majority of our end markets will continue to drive demand for our products.  In particular, construction, which represents approximately 37% of our consolidated rental revenue, is forecasted to continue to show growth.  Economic indicators related to our industrial and commercial end-segment are also favorable.  Industrial and commercial customers, which comprise approximately 25% of rental revenue, generally operate in industries such as:  large processing plants for organic and inorganic chemicals, refineries, distributors and trucking and utility companies.  Our national retail accounts typically involve seasonal demand in the third and fourth quarter during the holiday season.  Retail and consumer service customers comprise approximately 25% of our revenue and include department, drug, grocery and strip mall stores as well as hotels, restaurants, service stations and dry cleaners.

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

The table below outlines the composition of our Storage Solutions rental fleet at September 30, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel storage containers	$596,403	165,559	63%	85%
Steel ground level offices	342,712	27,865	36	14
Other	7,530	863	1	1
Storage Solutions rental fleet	946,645	194,287	100%	100%
Accumulated depreciation	(149,158)
Storage Solutions rental fleet, net	$797,487

The table below outlines the composition of our Tank & Pump Solutions rental fleet at September 30, 2018:

	Rental Fleet	Number of Units	Percentage of Gross Fleet in Dollars	Percentage of Units
	(In thousands)
Steel tanks	$68,689	3,046	39%	24%
Roll-off boxes	33,887	5,763	19	46
Stainless steel tank trailers	28,969	644	16	5
Vacuum boxes	16,790	1,557	9	12
Dewatering boxes	8,250	810	5	6
Pumps and filtration equipment	14,239	758	8	7
Other	7,512	n/a	4
Tank & Pump Solutions rental fleet	178,336	12,578	100%	100%
Accumulated depreciation	(49,867)
Tank & Pump Solutions rental fleet, net	$128,469

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

Reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except percentages)
Net (loss) income	$(52,165)	$11,228	$(22,310)	$30,157
Interest expense	10,487	9,203	30,179	26,412
Income tax (benefit) provision	(19,594)	6,383	(11,182)	16,279
Depreciation and amortization	16,191	15,935	50,206	46,941
EBITDA	(45,081)	42,749	46,893	119,789
Share-based compensation expense (1)	2,230	1,920	7,503	4,705
Restructuring expenses (2)	—	625	1,306	2,062
Asset impairment charge and loss on divestiture, net (3)	98,278	—	98,278	—
Acquisition-related expenses (4)	—	26	—	123
Other (5)	—	211	—	2,500
Adjusted EBITDA	$55,427	$45,531	$153,980	$129,179
EBITDA margin	(30.1)%	31.3%	10.8%	31.0%
Adjusted EBITDA margin	37.0	33.3	35.6	33.4

Reconciliation of net cash provided by operating activities to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$46,268	$32,611	$116,220	$95,832
Interest paid	13,576	12,192	31,753	30,379
Income and franchise taxes paid	939	213	2,346	1,313
Share-based compensation expense (1)	(2,230)	(2,070)	(7,866)	(5,890)
Asset impairment charge and loss on divestiture, net (3)	(98,278)	—	(98,278)	—
Gain on sale of rental fleet	1,263	1,447	4,523	4,273
Loss on disposal of property, plant and equipment	(71)	(190)	(548)	(472)
Change in certain assets and liabilities, net of effect of businesses acquired:
Receivables	6,034	7,794	7,049	7
Inventories	127	539	922	1,443
Other assets	(1,479)	(2,297)	(1,875)	497
Accounts payable and accrued liabilities	(11,230)	(7,490)	(7,353)	(7,593)
EBITDA	$(45,081)	$42,749	$46,893	$119,789

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

(3)

Loss resulting from the impairment of assets placed as held for sale including subsequent adjustments to the loss upon the sale.  For more information, see Note 17 “Held for Sale Assets” to the accompanying condensed consolidated financial statements.

(4)	Incremental costs associated with acquisitions.
(5)	Other expenses include severance and transition expenses for senior executives.

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

Reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net cash provided by operating activities	$46,268	$32,611	$116,220	$95,832
Additions to rental fleet, excluding acquisitions	(27,144)	(22,918)	(65,620)	(45,945)
Proceeds from sale of rental fleet	3,770	3,319	11,447	9,602
Additions to property, plant and equipment, excluding acquisitions	(5,554)	(4,109)	(14,635)	(12,816)
Proceeds from sale of property, plant and equipment	136	12	603	780
Net capital expenditures, excluding acquisitions	(28,792)	(23,696)	(68,205)	(48,379)
Free cash flow	$17,476	$8,915	$48,015	$47,453

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

	Three Months Ended September 30, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$141,025	$140,924	$101
Rental, selling and general expenses	90,829	90,764	65
Adjusted EBITDA	55,466	55,427	39

	Nine Months Ended September 30, 2018
	Calculated in Constant Currency	As Reported	Difference
	(In thousands)
Rental revenues	$402,785	$406,149	$(3,364)
Rental, selling and general expenses	266,747	269,033	(2,286)
Adjusted EBITDA	152,821	153,980	(1,159)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$140,924	$127,695	94.1%	93.5%	$13,229	10.4%
Sales	8,716	8,438	5.8	6.2	278	3.3
Other	67	503	0.0	0.4	(436)	(86.7)
Total revenues	149,707	136,636	100.0	100.0	13,071	9.6
Costs and expenses:
Rental, selling and general expenses	90,764	87,745	60.6	64.2	3,019	3.4
Cost of sales	5,770	5,519	3.9	4.0	251	4.5
Restructuring expenses	—	625	n/a	0.5	(625)	n/a
Asset impairment charge and loss on divestiture, net	98,278	—	65.6	n/a	98,278	n/a
Depreciation and amortization	16,191	15,935	10.8	11.7	256	1.6
Total costs and expenses	211,003	109,824	140.9	80.4	101,179	92.1
(Loss) income from operations	(61,296)	26,812	(40.9)	19.6	(88,108)	(328.6)
Other income (expense):
Interest income	—	4	—	—	(4)	n/a
Interest expense	(10,487)	(9,203)	(7.0)	(6.7)	(1,284)	14.0
Foreign currency exchange	24	(2)	—	—	26	n/a
(Loss) income before income tax provision	(71,759)	17,611	(47.9)	12.9	(89,370)
Income tax (benefit) provision	(19,594)	6,383	(13.1)	4.7	(25,977)
Net (loss) income	$(52,165)	$11,228	(34.8)%	8.2%	$(63,393)

	Three Months Ended September 30,		Percentage of Revenue Three Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA	$(45,081)	$42,749	(30.1)%	31.3%	$(87,830)	(205.5)%
Adjusted EBITDA	55,427	45,531	37.0	33.3	9,896	21.7
Free Cash Flow	17,476	8,915	11.7	6.5	8,561	96.0

Total Revenues.  The following table depicts revenues by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$112,639	$104,488	$8,151	7.8%
Sales	7,696	6,743	953	14.1
Other	40	401	(361)	(90.0)
Total revenues	$120,375	$111,632	$8,743	7.8

	Tank & Pump Solutions
	Three Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$28,285	$23,207	$5,078	21.9%
Sales	1,020	1,695	(675)	(39.8)
Other	27	102	(75)	(73.5)
Total revenues	$29,332	$25,004	$4,328	17.3

Of the $149.7 million of total revenues for the three months ended September 30, 2018, $120.4 million, or 80.4%, related to the Storage Solutions business and $29.3 million, or 19.6%, related to the Tank & Pump Solutions business.  Of the $136.6 million of total revenues for the three-month period ended September 30, 2017, $111.6 million, or 81.7%, related to the Storage Solutions business and $25.0 million, or 18.3%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 7.8% during the three-month period ended September 30, 2018, as compared to the prior-year period.  This increase was driven by a 2.4% increase in year-over-year rental rates and a 2.6% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Beginning in the second half of 2017, we have successfully leveraged our technology, footprint and fleet capacity to partner with our national account customers, which has continued to drive growth. Yield (calculated as rental revenues divided by average units on rent and adjusted to a 28 day period) increased 5.1% as compared to the prior-year period, due to increased rates, favorable mix and increased delivery and pickup revenue.

Rental revenues within the Tank & Pump Solutions business increased $5.1 million, or 21.9%, for the three-month period ended September 30, 2018, as compared to the prior-year period.  This increase was driven by an approximately 19.4% increase in fleet on rent for the current quarter, as well as favorable mix and increases in delivery and pickup revenue, partially offset by slight rate decreases.  Demand from our downstream customers is increasing overall and maintenance projects that were postponed throughout much of 2017 are returning to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, upstream business is seeing a year-over-year uptick due to increasing activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies and we are beginning to gain traction on several new or extended customer contracts signed late in 2017 and early 2018.

Sales Revenues. We focus on rental revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $7.7 million for the quarter ended September 30, 2018 increased $1.0 million, or 14.1%, compared to the prior-year period. This increase was primarily driven by a one-time sale in the U.K.  Tank & Pump Solutions sales revenue of $1.0 million for the quarter ended September 30, 2018 decreased $0.7 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the three-month periods ended September 30:

	Storage Solutions
	Three Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$71,121	$70,195	$926	1.3%
Cost of sales	5,226	4,477	749	16.7
Restructuring expenses	—	500	(500)	n/a
Asset impairment charge and loss on divestiture, net	96,092	—	96,092	n/a
Depreciation and amortization	9,758	9,836	(78)	(0.8)
Total costs and expenses	$182,197	$85,008	$97,189	114.3

	Tank & Pump Solutions
	Three Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$19,643	$17,550	$2,093	11.9%
Cost of sales	544	1,042	(498)	(47.8)
Restructuring expenses	—	125	(125)	n/a
Asset impairment charge and loss on divestiture, net	2,186	—	2,186	n/a
Depreciation and amortization	6,433	6,099	334	5.5
Total costs and expenses	$28,806	$24,816	$3,990	16.1

Rental, Selling and General Expenses.  Rental, selling and general expenses for the three months ended September 30, 2018 of $90.8 million increased $3.0 million, or 3.4%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 60.6% for the three months ended September 30, 2018, which was a decrease from 64.2% in the prior-year period.

Storage Solutions business rental, selling and general expenses for the three months ended September 30, 2018 increased $0.9 million, a 1.3% increase from the prior-year period. The increase was primarily due to higher transportation costs, as well as increased re-rent costs required to support the additional rental activity.  These increases were largely offset by decreased variable compensation costs within this segment.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $2.1 million, or 11.9%, in the current-year quarter, as compared to the prior-year quarter.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $5.2 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively.  Storage Solutions sales revenue, less cost of sales (sales profit), was $2.5 million and $2.3 million for the three-month periods ended September 30, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 32.1% in the quarter ended September 30, 2018 and 33.6% in the prior-year quarter.

Within the Tank & Pump Solutions business, cost of sales was $0.5 million and $1.0 million in the quarters ended September 30, 2018 and 2017, respectively.  Tank & Pump Solutions sales profit was $0.5 million and $0.6 million for the three-month periods ended September 30, 2018 and 2017, respectively.

Restructuring. Of the $0.6 million of restructuring expense recognized in the three months ended September 30, 2017, approximately $0.1 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  The remaining expense is related primarily to the integration of our wholly owned subsidiary, ETS, into our existing infrastructure.

Asset impairment charge and loss on divestiture, net. As discussed in the overview section of this management’s discussion and analysis of financial conditions and results of operations, during the quarter we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $98.3 million in the third quarter of 2018.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $16.2 million for the three months ended September 30, 2018 increased $0.3 million, or 1.6%, as compared to the prior-year period.

Interest Expense. Interest expense was $10.5 million for the three months ended September 30, 2018 and $9.2 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, slightly offset by an overall decrease in debt outstanding.  Our average debt outstanding in the quarter ended September 30, 2018 was $923.4 million, compared to $935.9 million in the prior-year quarter. The weighted average interest rate on our debt was 4.3% and 3.7% for the three-month periods ended September 30, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.5% and 3.9% for the three-month periods ended September 30, 2018 and 2017, respectively.

Provision for Income Taxes. During the quarter ended September 30, 2018, we had a $19.6 million benefit for income taxes, compared to a $6.4 million provision in the prior-year quarter. Our effective income tax rate decreased to 27.3% for the three months ended September 30, 2018, compared to 36.2% for the prior-year quarter.  During the quarter ended September 30, 2018 we recognized a $2.6 million reduction in our provisional tax expense related to the repatriation of foreign earnings for the impact of the U.S. federal tax reform enacted in the fourth quarter of 2017.

Excluding the tax effect of the $98.3 million asset impairment charge and loss on divestiture discussed above, as well as the $2.6 million reduction to our provisional tax expense, our income tax provision was $7.4 million and the tax rate was 28.0%. The decrease in the effective tax rate as compared to the 2017 effective rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the U.S. federal tax reform enacted in the fourth quarter of 2017. Additionally, income tax expense was recognized due to state tax rate changes enacted in the third quarter of 2018.

Net Income. For the three months ended September 30, 2018 we had net loss of $52.5 million.  The loss was driven by our asset impairment charge and loss on divestiture, which more than offset our increased revenues.  This loss compares to prior-year net income of $11.2 million.

Adjusted EBITDA. For the three-month period ended September 30, 2018, we realized adjusted EBITDA of $55.4 million, an increase of $9.9 million, or 21.7%, as compared to adjusted EBITDA of $45.5 million in the prior-year period. The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 37.0% and 33.3% for the quarters ended September 30, 2018 and 2017, respectively.  The increase in adjusted EBITDA margin is due to increased efficiencies and our ability to leverage our infrastructure to grow revenue at a higher rate than expense.

During the three months ended September 30, 2018, adjusted EBITDA related to the Storage Solutions business increased $7.1 million, or 18.2%, to $46.2 million from $39.1 million in the prior-year period. Adjusted EBITDA related to the Tank & Pump Solutions business increased $2.8 million, or 42.8%, to $9.2 million during the three months ended September 30, 2018 from $6.5 million during the prior-year period.  Adjusted EBITDA margins for the quarter ended September 30, 2018 were 38.4% for the Storage Solutions business and 31.5% for the Tank & Pump Solutions business.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$406,149	$360,288	93.9%	93.1%	$45,861	12.7%
Sales	25,700	24,817	5.9	6.4	883	3.6
Other	511	1,748	0.1	0.5	(1,237)	(70.8)
Total revenues	432,360	386,853	100.0	100.0	45,507	11.8
Costs and expenses:
Rental, selling and general expenses	269,033	248,954	62.2	64.4	20,079	8.1
Cost of sales	16,925	16,039	3.9	4.1	886	5.5
Restructuring expenses	1,306	2,062	0.3	0.5	(756)	n/a
Asset impairment charge and loss on divestiture, net	98,278	—	22.7	n/a	98,278	n/a
Depreciation and amortization	50,206	46,941	11.6	12.1	3,265	7.0
Total costs and expenses	435,748	313,996	100.8	81.2	121,752	38.8
(Loss) income from operations	(3,388)	72,857	(0.8)	18.8	(76,245)	(104.7)
Other income (expense):
Interest income	6	20	—	—	(14)	n/a
Interest expense	(30,179)	(26,412)	(7.0)	(6.8)	(3,767)	14.3
Foreign currency exchange	69	(29)	—	—	98	n/a
(Loss) income before income tax provision	(33,492)	46,436	(7.7)	12.0	(79,928)
Income tax (benefit) provision	(11,182)	16,279	(2.6)	4.2	(27,461)
Net (loss) income	$(22,310)	$30,157	(5.2)%	7.8%	$(52,467)

	Nine Months Ended September 30,		Percentage of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	2018	2017	2018 versus 2017
	(In thousands, except percentages)
EBITDA	$46,893	$119,789	10.8%	31.0%	$(72,896)	(60.9)%
Adjusted EBITDA	153,980	129,179	35.6	33.4	24,801	19.2
Free Cash Flow	48,015	47,453	11.1	12.3	562	1.2

Total Revenues.  The following table depicts revenues by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$325,293	$293,780	$31,513	10.7%
Sales	21,785	20,763	1,022	4.9
Other	399	1,418	(1,019)	(71.9)
Total revenues	$347,477	$315,961	$31,516	10.0

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Revenues:
Rental	$80,856	$66,508	$14,348	21.6%
Sales	3,915	4,054	(139)	(3.4)
Other	112	330	(218)	(66.1)
Total revenues	$84,883	$70,892	$13,991	19.7

Of the $432.4 million of total revenues for the nine months ended September 30, 2018, $347.5 million, or 80.4%, related to the Storage Solutions business and $84.9 million, or 19.6%, related to the Tank & Pump Solutions business.  Of the $386.9 million of total revenues for the nine-month period ended September 30, 2017, $316.0 million, or 81.7%, related to the Storage Solutions business and $70.9 million, or 18.3%, related to the Tank & Pump Solutions business.

Rental Revenues. Storage Solutions rental revenues increased 9.6% during the nine-month period ended September 30, 2018, as compared to the prior-year period, and adjusted for constant currency.  This increase was driven by a 2.6% increase in year-over-year rental rates and a 3.8% increase in units on rent, as well as favorable mix and increases in delivery and pickup revenue. Beginning in the second half of 2017, we have successfully leveraged our technology, footprint and fleet capacity to partner with our national account customers, which has continued to drive growth in 2018. Yield increased 6.7% as compared to the prior-year period, due to increased rates, favorable mix and increased delivery and pickup revenue.  In constant currency, yield increased 5.6%.

Rental revenues within the Tank & Pump Solutions business increased $14.3 million, or 21.6%, for the nine-month period ended September 30, 2018, as compared to the prior-year period.  The increase was driven by an approximately 22.2% increase in fleet on rent for the current period, partially offset by decreased rates.  Demand from our downstream customers is increasing overall and maintenance projects that were postponed throughout much of 2017 are returning to normalized levels.  We believe we are performing better than the market by leveraging our superior service and national footprint with our larger customers.  Additionally, upstream business is seeing a year-over-year uptick due to increasing activity in the oil and gas segment.  Our salesforce has also successfully pursued new diversified customers in local geographies and we are beginning to gain traction on several new or extended customer contracts signed late in 2017 and early 2018.

Sales Revenues. In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location.  Storage Solutions sales revenue of $21.8 million for the nine months ended September 30, 2018 increased $1.0 million, or 4.9%, compared to the prior-year period. Tank & Pump Solutions sales revenue of $3.9 million for the nine months ended September 30, 2018 decreased $0.1 million from the prior-year period.

Costs and expenses. The following table depicts costs and expenses by type of business for the nine-month periods ended September 30:

	Storage Solutions
	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$212,248	$198,551	$13,697	6.9%
Cost of sales	14,695	13,808	887	6.4
Restructuring expenses	1,306	1,933	(627)	n/a
Asset impairment charge and loss on divestiture, net	96,092	—	96,092	n/a
Depreciation and amortization	31,398	28,496	2,902	10.2
Total costs and expenses	$355,739	$242,788	$112,951	46.5

	Tank & Pump Solutions
	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) 2018 versus 2017
	(In thousands, except percentages)
Costs and expenses:
Rental, selling and general expenses	$56,785	$50,403	$6,382	12.7%
Cost of sales	2,230	2,231	(1)	(0.0)
Restructuring expenses	—	129	(129)	n/a
Asset impairment charge and loss on divestiture, net	2,186	—	2,186	n/a
Depreciation and amortization	18,808	18,445	363	2.0
Total costs and expenses	$80,009	$71,208	$8,801	12.4

Rental, Selling and General Expenses.  Rental, selling and general expenses for the nine months ended September 30, 2018 of $269.0 million increased $20.1 million, or 8.1%, as compared to the prior-year period.  As a percentage of total revenues, rental, selling and general expenses were 62.2% for the nine months ended September 30, 2018, which was a decrease from 64.4% in the prior-year period.

Within the Storage Solutions business rental, selling and general expenses in the prior-year period was $2.6 million of expense related to the severance and transition of an executive.  Excluding this expense, rental, selling and general expenses for the nine months ended September 30, 2018 increased $16.3 million, an 8.3% increase from the prior-year period. Excluding the prior-year executive transition expenses and adjusting for the effect of changes in currency exchange rates, rental, selling and general expenses increased 7.2% over the prior-year period.  The increase was primarily due to higher transportation, salary and re-rent costs required to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period. Also contributing to the year-over-year difference is increased stock-based compensation expense due to the anticipated achievement of certain goals related to our performance-based stock award plan.

Rental, selling and general expenses for the Tank & Pump Solutions business increased $6.4 million, or 12.7%, in the first nine months of 2018, as compared to the same period in the prior-year.  The increase was largely due to increased transportation costs to support the additional rental activity as well as an increase in variable compensation in the current-year period, as compared to the prior-year period.

Cost of Sales. Cost of sales is the cost related to our sales revenue only. Within the Storage Solutions business, cost of sales was $14.7 million and $13.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Sales profit was $7.1 million and $7.0 million for the nine-month periods ended September 30, 2018 and 2017, respectively.  Sales profit expressed as a percentage of sales revenue (sales profit margin) was 32.5% for the nine months ended September 30, 2018 and 33.5% in the prior-year period.

Within the Tank & Pump Solutions business, cost of sales was $2.2 million for both nine-month periods ended September 30, 2018 and 2017.  Tank & Pump Solutions sales profit was $1.7 million and $1.8 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

Restructuring. Of the $1.3 million of restructuring expenses recognized in the nine months ended September 30, 2018, $0.9 million related to the restructuring of our corporate service center, including the severance of an executive.  The remainder primarily related to projects initiated in prior years that were not accruable during such period.  Of the $2.1 million of restructuring expense recognized in the nine months ended September 30, 2017 approximately $0.8 million of expenses largely related to the abandonment of yards, or portions of yard, as well as related fleet and other costs due to the divestiture of our wood mobile office business.  The remaining $1.2 million of expense is related to the integration of our wholly owned subsidiary, ETS, into our existing infrastructure.

Asset impairment charge and loss on divestiture, net. As discussed in the overview section of this management’s discussion and analysis of financial conditions and results of operations, during the current period we identified specific underperforming assets to classify as held for sale.  As a result, we recognized a loss of $98.3 million in the current period.

Depreciation and Amortization Expense. Total depreciation and amortization expense of $50.2 million for the nine months ended September 30, 2018 increased $3.3 million, or 7.0%, as compared to the prior-year period.  The majority of this increase relates to depreciation on property, plant and equipment.

Interest Expense. Interest expense was $30.2 million for the nine months ended September 30, 2018 and $26.4 million in the prior-year period. This increase is due to a higher effective interest rate on our lines of credit, partially offset by an overall decrease in debt outstanding.  Our average debt outstanding in the nine months ended September 30, 2018 was $921.5 million, compared to $933.6 million in the prior-year period. The weighted average interest rate on our debt was 4.1% and 3.5% for the nine-month periods ended September 30, 2018 and 2017, respectively, excluding the amortization of deferred financing costs. Taking into account the amortization of deferred financing costs, the weighted average interest rate was 4.4% and 3.8% for the nine-month periods ended September 30, 2018 and 2017, respectively.

Provision for Income Taxes. During the nine months ended September 30, 2018, we had an $11.2 million benefit for income taxes, compared to a $16.3 million provision in the prior-year period. Our effective income tax rate decreased to 33.4% for the nine months ended September 30, 2018, compared to 35.1% for the prior-year period.  During the current-year period we recognized a $2.9 million reduction in our provisional tax expense related to the repatriation of foreign earnings for the impact of the U.S. federal tax reform enacted in the fourth quarter of 2017.

Excluding the tax effects of the $98.3 million asset impairment charge and loss on divestiture and the $1.3 million of restructuring expenses discussed above, as well as the $2.9 million reduction to our provisional tax expense, our income tax provision was $16.2 million and the tax rate was 24.4%. The decrease in the effective tax rate as compared to the 2017 effective rate was primarily due to the reduction of the U.S. federal tax rate from 35% to 21%, partially offset by the increase in disallowed deductions for officers’ compensation, both of which are a result of the U.S. federal tax reform enacted in the fourth quarter of 2017. Additionally, income tax benefits were recognized due to state tax rate changes enacted in the period.

Net (Loss) Income. For the nine months ended September 30, 2018 we had a net loss of $22.3 million.  The loss was driven by our impairment charge and loss on divestiture, which more than offset our increased revenues.  This loss compares to net income of $30.2 million for the nine months ended September 30, 2017.

Adjusted EBITDA. For the nine-month period ended September 30, 2018, we realized adjusted EBITDA of $154.0 million, an increase of $24.8 million, or 19.2%, as compared to adjusted EBITDA of $129.2 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA increased 18.3%.  The increase was generated by strong growth in both our Storage Solutions and Tank & Pump Solutions business, and was partially offset by overall increased rental, selling and general costs. Our adjusted EBITDA margins were 35.6% and 33.4% for the nine-month periods ended September 30, 2018 and 2017, respectively. The increase in adjusted EBITDA margin is due to increased efficiencies and our ability to leverage our infrastructure to grow revenue at a higher rate than expense.

During the nine months ended September 30, 2018, adjusted EBITDA related to the Storage Solutions business increased $17.1 million, or 15.4%, to $127.8 million from $110.7 million in the prior-year period. Excluding the favorable effect of currency translation rates, adjusted EBITDA related to the Storage Solutions business increased 14.4%. Adjusted EBITDA related to the Tank & Pump Solutions business increased $7.7 million, or 41.9%, to $26.2 million during the nine months ended September 30, 2018 from $18.4 million during the prior-year period.  Adjusted EBITDA margins for the nine months ended September 30, 2018 were 36.8% for the Storage Solutions business and 30.8% for the Tank & Pump Solutions business.

LIQUIDITY AND CAPITAL RESOURCES

Renting is a capital-intensive business that requires us to acquire assets before they generate revenues, cash flow and earnings. The majority of the assets that we rent have very long useful lives and require relatively little maintenance expenditures. Most of the capital we have deployed in our rental business historically has been used to expand our operations geographically, execute opportunistic acquisitions, increase the number of units available for rent at our existing locations, and add to the mix of products we offer. During recent years, our operations have generated annual cash flow that exceeds our pre-tax earnings, particularly due to cash flow from operations and the deferral of income taxes caused by accelerated depreciation of our fixed assets in our tax return filings. Our strong cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017 of $116.2 million and $95.8 million, respectively, resulted in free cash flow of $48.0 million and $47.5 million, respectively.  In addition to free cash flow, our principal current source of liquidity is our Credit Agreement, as described below.

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

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by a blanket lien on substantially all of our assets. At September 30, 2018, we had $610.2 million of borrowings outstanding and $386.4 million of additional borrowing availability under the Credit Agreement. We were in compliance with the terms of the Credit Agreement as of September 30, 2018 and were above the minimum borrowing availability threshold and, therefore, are not subject to any financial maintenance covenants.

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

Cash Flow Summary.

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net (loss) income	$(22,310)	$30,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge and loss on divestiture, net	98,278	—
Deferred income taxes	(12,891)	15,167
Other adjustments	57,662	53,878
Total adjustments to reconcile net (loss) income to net cash provided by operating activities:	143,049	69,045
Changes in certain assets and liabilities	(4,519)	(3,370)
Net cash provided by operating activities	116,220	95,832
Net cash used in investing activities	(64,697)	(48,379)
Net cash used in financing activities	(61,108)	(39,613)
Effect of exchange rate changes on cash	1,069	632
Net (decrease) increase in cash	$(8,516)	$8,472

Operating Activities. Net cash provided by operating activities was $116.2 million for the nine months ended September 30, 2018, compared to $95.8 million in the prior-year period, an increase of $20.4 million.  The increase was driven by growth in our underlying business.  Although we had a net loss for the nine months ended September 30, 2018 compared to net income of $30.2 million in the prior-year period, the loss was driven by non-cash items.  Net cash provided by operating activities was reduced by $4.5 million and $3.4 million related to changes in certain assets and liabilities for the nine months ended September 30, 2018 and 2017, respectively.

Investing Activities. Net cash used in investing activities was $64.7 million in the nine months ended September 30, 2018, compared to $48.4 million in the prior-year period.  Rental fleet expenditures were as follows for the periods indicated:

	Additions to Rental Fleet, Excluding Acquisitions For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
North America Storage Solutions	$39,400	$31,833
United Kingdom Storage Solutions	5,805	9,037
Tank & Pump Solutions	20,415	5,075
Consolidated additions to rental fleet, excluding acquisitions	65,620	45,945
Proceeds from sale of rental fleet	(11,447)	(9,602)
Rental fleet net capital expenditures	$54,173	$36,343

Rental fleet expenditures were $65.6 million in the nine months ended September 30, 2018, an increase of $19.7 million compared to the prior-year period.  Expenditures for rental fleet were made to meet overall increases in Tank & Pump Solutions demand as well as for Storage Solutions demand in geographic areas of high utilization for which it did not make economic sense to reposition our fleet, as well as to meet customer demand for specific types of units.  Proceeds from the sale of rental fleet units increased $1.8 million in the first nine months of 2018, compared to the prior-year period.  In general, sales of units from our fleet occur due to a particular customer need, or due to having fleet in excess of demand at a particular location; as such, the proceeds from sale of rental units will normally fluctuate from period to period.

Gross capital expenditures for property, plant and equipment were $14.6 million for the nine months ended September 30, 2018, compared to $12.8 million for the nine-month period ended September 30, 2017.  The current and prior-year periods include hardware and software-related costs of approximately $5.6 million and $6.8 million, respectively largely driven by our ongoing technology innovations.  Also during the current-year period, we received $3.5 million in proceeds related to the assets held for sale.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2018 was $61.1 million, compared to $39.6 million for the prior-year period.  In the current-year period, we repaid $24.1 million under our lines of credit. Also in the nine months ended September 30, 2018, we paid $33.3 million of dividends. We did not repurchase any treasury stock under our repurchase program in the current nine-month period. In the prior-year period, we repaid $0.3 million under our lines of credit. Also in the nine months ended September 30, 2017, we paid $30.1 million of dividends and purchased $8.4 million of treasury stock.

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

At September 30, 2018, primarily in connection with securing our insurance policies, we have provided certain insurance carriers and others with approximately $3.4 million in letters of credit. We currently do not have any obligations under purchase agreements or commitments.

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

There have been no significant changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 2 “Impact of Recently Issued Accounting Standards” to the accompanying condensed consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This section and other sections of this Quarterly Report on Form 10-Q contain forward-looking information about our financial results and estimates and our business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements are expressions of our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They include words such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “project,” “should,” “likely,” “future,” “target,” “forecast,” “goal,” “observe,” and “strategy” or the negative thereof or variations thereon or similar terminology in connection with any discussion of future operating or financial performance. The forward-looking statements in this Quarterly Report on Form 10-Q reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, and include statements regarding, among other things, our future actions; financial position; management forecasts; efficiencies; impacts on our liquidity or free cash flow; planned capital expenditures; cost savings, synergies and opportunities to increase productivity and profitability; our plans and expectations regarding acquisitions; income and margins; liquidity; anticipated growth; the economy; business strategy; budgets; projected costs and plans and objectives of management for future operations; sales efforts; taxes; refinancing of existing debt; and the outcome of contingencies such as legal proceedings and financial results.  Factors that could cause actual results to differ materially from projected results include, without limitation:

•	an economic slowdown in the U.S. and/or the U.K. that affects any significant portion of our customer base, or the geographic regions where we operate in those countries;
•	our ability to manage growth at existing or new locations;
•	our ability to obtain borrowings under our revolving credit facility or additional debt or equity financings on acceptable terms;
•	changes in the supply and price of new and used products we lease;
•	our ability to increase revenue and control operating costs;
•	our ability to raise or maintain rental rates;
•	our ability to leverage and protect our information technology systems;
•	our ability to protect our patents and other intellectual property;
•	oil and gas prices;
•	currency exchange and interest rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations, environmental, and labor laws;
•	changes in the supply and cost of the raw materials we use in refurbishing or remanufacturing Storage Solutions units;
•	competitive developments affecting our industry, including pricing pressures or new entrants;
•	the timing, effectiveness and number of new markets we enter;
•	changes impacting our customers in their respective industries;
•	our ability to integrate acquisitions;
•	our ability to optimize our scalable ERP system;
•	changes in GAAP;
•	changes in local zoning laws affecting either our ability to operate in certain areas or our customer’s ability to use our products;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•	our ability to utilize our deferred tax assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As of September 30, 2018, we had $610.2 million of indebtedness under our Credit Agreement, which bears interest at variable rates.  The average interest rate applicable to our Credit Agreement was 3.4% for the nine months ended September 30, 2018.  Based upon the average amount of our variable rate debt of $619.4 million outstanding during the nine months ended September 30, 2018, our annual interest expense would increase by approximately $6.2 million for each one percentage point increase in the interest rate of our lines of credit.

Impact of Foreign Currency Rate Changes. We currently have operations outside the U.S., and we bill those customers primarily in their local currency, which is subject to foreign currency rate changes. Our operations in Canada are billed in the Canadian Dollar, and our operations in the U.K. are billed in Pound Sterling. We are exposed to foreign exchange rate fluctuations as the financial results of our non-U.S. operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically been insignificant with our Canadian operations, but we have more exposure to volatility with our U.K. operations. Based on the level of our U.K. operations during the nine months ended September 30, 2018, a 10% change in the value of the Pound Sterling as compared to the U.S. dollar would have changed net income by approximately $0.5 million for the nine months ended September 30, 2018.  We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are including the below risk factor regarding tariffs on steel imports.  Except for the update set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

Any tariffs on steel imports could result in increased container prices and adversely affect our results of operations.

On June 15, 2018, the U.S. government issued part 2 of the 25% ad valorem tariff that will be applied to Chinese exports to the U.S. The list of proposed commodities that would be subject to this 25% tariff included intermodal containers. While this was later reversed and containers were removed from the list of items subject to the tariffs, there cannot be any guarantee that they will not later be subject to future tariffs. Because most portable storage containers currently in the United States are originally manufactured in China to transport goods before eventually being sold for domestic use, any proposed future tariff would immediately increase the cost of new and used containers being sold into the U.S. If such a tariff were to be enacted, steel container prices would increase. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of containers on a timely or cost-effective basis. Either of these occurrences could adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes the information about purchases of our common stock during the quarterly period ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(In thousands)
July 2018	68	$47.75	—	$70,837
August 2018	1,077	42.84	—	70,837
September 2018	—	—	—	70,837
Total	1,145		—

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

MOBILE MINI, INC.

Date: October 19, 2018	/s/ Van A. Welch
Van A. Welch
Chief Financial Officer
(Principal Financial Officer)